Form 10-Q
period 2010-04-30
PRIME ESTATES & DEVELOPMENTS INC
filed 2010-06-14
CIK 1474167

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________.

Commission file number: 333-162597

PRIME ESTATES & DEVELOPMENTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-0611758
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4709 West Golf Rd, Suite 425, Skokie, IL 60076
(Address of principal executive offices)

(224) 489-2392
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☐ No  ☒

The number of shares of the registrant’s common stock outstanding as of June 9, 2010, was 20,508,960.

PRIME ESTATES AND DEVELOPMENTS, INC.
FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

PRIME ESTATES & DEVELOPMENTS, INC.
(A Development Stage Company)
BALANCE SHEETS

	4/30/10 (Unaudited)	07/31/09

Cash and equivalents	5,166	-
Other current assets	5,000

TOTAL ASSETS	$10,166	$-

Accounts payable and accrued expenses	2,500	4,600
Note payable - related party	15,872	-

TOTAL LIABILITIES	18,372	4,600

Preferred stock, par value $0.001, authorized 100 million shares, none issued and outstanding at 10/31/09.	$-	$-
Common stock, par value $0.001, authorized 200 million, 20,508,960 and 20,000,000 issued and outstanding at 04/30/10 and 7/31/09, respectively.	20,509	20,000
Additional paid-in capital	44,601	(20,000)
Deficit accumulated during the development phase	(73,316)	(4,600)
TOTAL SHAREHOLDERS' EQUITY	(8,206)	(4,600)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$10,166	$-

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES & DEVELOPMENTS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended Apr 30, 2010	Three Months Ended Apr 30, 2010	From Inception (7/21/09) to Apr 30, 2010

Revenues	$-	$-	$-

General and administrative expenses	68,002	21,086	72,602
Interest expense - related parties	714	238	714

Net operating loss	(68,716)	(21,324)	(73,316)

NET LOSS	$(68,716)	$(21,324)	$(73,316)

Net loss per share, basic and fully diluted	$-	$-
Weighted average number of shares outstanding	20,431,140	20,508,454

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES & DEVELOPMENTS, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS’ DEFICIT
(Unaudited)

		Common Stock, Par Value $0.001
	Date	Shares	Amount	Additional Paid In Capital	Develop. Stage Deficit	Total Shareholders' Deficit

Balances at inception		-	$-	$-	$-	$-

Founders' shares	07/31/09	20,000,000	20,000	(20,000)	-	-

Net loss, 7/21/09 to 7/31/09					(4,600)	(4,600)

Balances, 7/31/09		20,000,000	20,000	(20,000)	(4,600)	(4,600)

Shares issued for services	08/04/09	101,960	102	10,094		10,196

Shares issued for cash	09/15/09	392,000	392	38,808		39,200
	02/03/10	15,000	15	14,985		15,000

Imputed interest on related-party debt				714		714

Net loss, nine months ended 4/30/10					(68,716)	(68,716)

Balances, 1/31/10		20,508,960	20,509	44,601	(73,316)	(8,206)

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES & DEVELOPMENTS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended Apr 30, 2010	Three Months Ended Apr 30, 2010	From Inception (7/21/09) to Apr 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(68,716)	$(21,324)	$(73,316)

Adjustments to reconcile net loss with cash used in operations:
Stock based compensation	10,196	-	10,196
Imputed interest	714	238	714
Change in operating assets and liabilities:
Other current assets	(5,000)	(5,000)	(5,000)
Accounts payable and accrued expenses	(2,100)	1,500	2,500

Net cash used in operating activities	(64,906)	(24,586)	(64,906)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-	-
Net cash provided by / used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party note payable	15,872	-	15,872
Proceeds from the sale of common stock	54,200	15,000	54,200

Net cash provided by financing activities	70,072	15,000	70,072

NET INCREASE / (DECREASE) IN CASH	5,166	(9,586)	5,166

Cash at beginning of period	-	14,752	-
Cash at end of period	5,166	5,166	5,166

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES & DEVELOPMENTS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
APRIL 30, 2010

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Prime Estates and Developments, Inc. (“Prime Estates”, “The Company”, “we”, or “us”) was incorporated in the State of Nevada on July 21, 2009 for the purpose of acquiring and operating commercial real estate and real estate related assets.  On the date of its inception, the Company issued 20 million shares of its common stock to three founders which were recorded at no value (offsetting increases and decreases in Common Stock and Additional Paid in Capital).

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Interim results are not necessarily indicative of results for a full year.

Summary of Significant Accounting Policies

Basis of Financial Statement Presentation
The accompanying financial statements have been prepared in accordance with principles generally accepted in the United States of America.

Use of Estimates
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of April 30, 2010 and July 31, 2009, there were no cash equivalents.

Development Stage Enterprise
The Company complies with the accounting rules related to the characterization of the Company as development stage.

Revenue Recognition
We plan to recognize revenues from real estate sales under the full accrual method which requires that revenues be recognized when the sale is consummated; when the initial and continuing investments by the buyer in the property are sufficient; All the risks and rewards of ownership reside with buyer; There is no continuing duty or involvement by the seller post-sale (after closing); and, There is no future subordination of any buyer receivable (seller financing cases).

The Company may also earn rental income and management fees.  The fees are recognized as they are earned.

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment in accordance with the accounting rules related to Property, Plant and Equipment (“Codification Topic 360”). Under these rules, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized or the amount, if any, which the carrying value of the asset exceeds the fair value.

Fair Value of Financial Instruments
Financial instruments, including cash, receivables, accounts payable, and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates.  No adjustments have been made in the current period.

Income Taxes
The Company accounts for income taxes under the accounting rules related to income taxes (“Codification Topic 740”). Under these rules, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the periods ending April 30, 2010 and July 31, 2009.

Basic and Diluted Net Loss Per Common Share
Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the periods presented. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti dilutive nature of potential common stock equivalents.

Stock Based Compensation
The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the accounting provisions relating to share-based payments (“Codification Topic 718”).  The company accounts for the stock options issued to non-employees in accordance with these provisions.

The Company did not grant any stock options or warrants during the periods presented.

Organizational and Offering Costs
Costs incurred to organize the Company are expensed as incurred. Offering costs incurred in connection with the Company’s common share offerings are reflected as a reduction of capital upon the receipt of the net proceeds of the offering or charged to expense if the offering is not completed. No such costs have been incurred as of April 30, 2010.

Recent Accounting Pronouncements

Prime Estates does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Prime Estates will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Prime Estates be unable to continue as a going concern.

The Company had incurred losses and has a working capital deficit as of April 30, 2010, these factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to acquire and operate commercial real estate but will require capital to do so.  There is no guarantee that we will be able to raise the capital necessary to make our acquisitions or if, upon acquiring properties, we will be able to generate positive cash flows from operations.  These factors raise substantial doubt regarding Prime Estates’ ability to continue as a going concern.

NOTE 3 – CAPITAL STRUCTURE

Common Stock
The Company is authorized to issue 200 million common shares and has issued 20,508,960 as of April 30, 2010.

On August 4, 2009, we issued 101,960 shares to three consultants related to our statutory filings.  These shares were valued at $0.10 per share which reflects the price at which our common stock was issued pursuant to a private placement in September, 2009 (see below).  These costs were recorded as a charge to general and administrative expense.

During September, 2009, we issued 392,000 shares at $0.10 per share to 43 accredited investors for $39,200 in cash.  This price was used to value the stock based compensation described in the previous paragraph.

In February, 2010, we issued 15,000 shares to an accredited investor for $15,000 in cash.

Preferred Stock
The Company is authorized to issue 100 million shares of preferred stock which has preferential liquidation rights over common stock and is non-voting.  As of April 30, 2010, no shares have been issued.

Potentially Dilutive Securities
No options, warrants or other potentially dilutive securities have been issued as of April 30, 2010.

NOTE 4 – INCOME TAXES

The Company has tax losses which may be applied against future taxable income. The potential tax benefits arising from these loss carryforwards expire beginning in 2029 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The estimated net tax loss carryforward was approximately $63,100 at April 30, 2009, resulting in a potential tax benefit of approximately $22,092.

The significant components of the deferred tax asset as of April 30, 2010 and July 31, 2009 are as follows:

	April 30, 2010	July 31, 2009
Net operating loss carryforwards	22,092	1,610
Valuation allowance	(22,092)	(1,610)
Net deferred tax asset	-	-

NOTE 5 – RELATED PARTY TRANSACTIONS

During the nine months ended January 31, 2010, an affiliate contributed $15,872 in cash for payment of company expenses.  The debt is not evidenced by a promissory note.  However, the company has recognized imputed interest on the outstanding balance at 6% per year.  We therefore charged interest expense with $714 and increased Additional Paid in Capital by the same amount.

NOTE 6 – SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of issuance of the financial statements.

ITEM 2- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATIONS

This report contains “forward-looking statements”.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  “Forward-looking statements” may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words.

 Although we believe that the expectations reflected in our “forward-looking statements” are reasonable, actual results could differ materially from those projected or assumed.  Our future financial condition and results of operations, as well as any “forward-looking statements”, are subject to change and to inherent risks and uncertainties, such as those disclosed in this report.  In light of the significant uncertainties inherent in the “forward-looking statements” included in this report, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Except for its ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any “forward-looking statement”. Accordingly, the reader should not rely on “forward-looking statements”, because they are subject to known and unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those contemplated by the “forward-looking statements”.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited financial statements, including the notes to those financial statements, included elsewhere in this report.

Overview

Prime Estates and Developments, Inc. intends to acquire and operate commercial real estate and real estate related-assets in Greece, Bulgaria, Romania and the United States. We intend to focus on acquiring commercial properties with such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with what we believe to be high growth potential and those available from sellers who are distressed or face time-sensitive deadlines.

In addition, given current economic circumstances in the real estate industry, our investment strategy may also include investments in real estate-related assets that we believe present opportunities for significant current income. Such investments may also have what we believe to be opportunities for capital gain, whether as a result of a discount purchase or related equity participations.  By related equity participations, we mean that we may not acquire 100% interest in a property but rather a fractional share such as an interest in a joint venture, which would also present an opportunity for capital gains when the entire property or our interest in the property is sold.

We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily and other real properties. These properties may be existing, income-producing properties, newly constructed properties or properties under development or construction and may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multifamily use.

In addition, our investment strategy may include development projects that we will build or participate in building for sale or lease.  For example, depending upon a variety of economic factors such as cost and availability of construction financing and land and labor costs in a specific region in which we intend to operate, we may determine that it may be more profitable to construct real estate ourselves and either lease it and hold for eventual resale or resell directly rather than to acquire existing real estate.  We currently believe that we would concentrate on industrial rather than residential construction projects, although we have no binding contracts, agreements or commitments to do so.

Assuming we raise sufficient funding, our investment strategy is designed to provide investors with a diversified portfolio of real estate assets.  However, it is possible that we may only secure funding to acquire or develop one property, in which case our portfolio will not be diversified.  Although we have reviewed the real estate markets in the countries in which we intend to acquire properties, we have no contract, agreement or commitment to acquire or develop any property as of the date of this Prospectus.  Specifically, we have taken the following steps in furtherance of our business plan:  We have enriched our knowledge in the real estate market in Greece, Bulgaria, Romania and the United States by studying the existing statistics on this market and by having extensive discussions with many experts of the market as follows:

•	Overall we have reviewed 35 properties or development projects in two countries, the USA and Greece.

•	The types of properties we have reviewed are 8 residential and 27 commercial.

•	Overall we have met with 37 real estate agents in two countries, the USA and Greece.

•	We have met with 20 real estate agents in the U.S. and another 17 in Greece.

We have contacted two appraisers, one in the U.S. and another one in Greece. The appraiser we contacted in Greece is able to make appraisals also in Bulgaria and in Romania. In his team he also includes other scientists such as architects, engineers, topographers and seismologists.

Our discussions with various individuals concerning these properties and projects has included general discussions of acquiring properties directly either ourselves or in a joint venture with others or of developing properties either ourselves or in a joint venture with others, as described above. As of the date of this prospectus, all such discussions have been general and we have no specific plan as to whether we will acquire or develop ourselves or jointly any specific properties or projects. There is no limitation in the amount of funds we may invest in either property acquisition or property development. There is no limitation on or percentage allocation of funds or assets between property acquisition and property development or between 100% ownership or joint venture ownership. All of the individuals and firms we have met with in furthering our business plan described above have indicated that we need to become a fully reporting SEC company with securities qualified for quotation on the OTCBB before proceeding in any more formal manner and thus our plans remain general as described above.

Results of Operations

As of April 30, 2010, the Company has not yet begun operations, has minimal assets and no revenues.  We have incurred general and administrative costs of $68,002 for the nine months ended April 30, 2010, mostly due to public-company compliance costs (July 21, 2009 –inception- to April 30, 2010 general and administrative costs are $72,602).  We also incurred $714 in imputed interest costs related to advances made by shareholders.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company has $5,166 in cash at April 30, 2010, but no other liquid assets.  We are currently seeking financing to attain our business goals, but there is no guarantee that we will obtain such financing or, upon obtaining it, that we will be able to invest in productive assets that will result in positive cash flows from operations.

Plan of Operation

Over the next twelve months, we plan to:

•	Raise sufficient capital, either through debt or equity offerings, to enter into one or more property acquisitions.

•	Survey existing properties to develop a portfolio of opportunistic purchases.

•	Identify and purchase our first property by September 30, 2010.

•	Identify and purchase at lease three additional properties by December 31, 2010.

ITEM 3 - QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this item.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation   of  our  management,  including   our   principal executive  officer  and  principal  financial  officer,  of   the effectiveness  of  our  disclosure controls  and  procedures  (as defined  in  Rules  13a-15(e) and 15d-15(e) of the  Exchange  Act (defined  below)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including  our  principal  executive  officer   and principal  financial  officer, as  appropriate  to  allow  timely decisions regarding required disclosure.

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this Quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

 Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 1A – RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - (REMOVED AND RESERVED).

None

ITEM 5 – OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prime Estates & Developments, Inc.

Date: June 10, 2010	By: /s/ Spiros Sinnis
Spiros Sinnis President and Chief Executive Officer

Date: June 10, 2010	By: /s/ Vasileios Mavrogiannis
Vasileios Mavrogiannis Treasurer and Principal Financial Officer

At least one complete copy of the report filed with the Commission and one such copy filed with each exchange must be manually signed on the registrant’s behalf by a duly authorized officer of the registrant and by the principal financial or chief accounting officer of the registrant.