Form 10-K
period 2010-07-31
PRIME ESTATES & DEVELOPMENTS INC
filed 2010-11-15
CIK 1474167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-162597

PRIME ESTATES AND DEVELOPMENTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-0611758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 South Wacker Drive, Suite 3100, Chicago, 60606, IL.	60606
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (312) 674.4529

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐       No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☒       No ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  24,275,282 as of November 15, 2010.

Table of Contents

PART I

Item 1.   Business

Company Overview

Prime Estates and Developments, Inc. (“Prime Estates”, “The Company”, “we”, or “us”) was incorporated in the State of Nevada on July 21, 2009 for the purpose of acquiring and operating commercial real estate and real estate related assets.  Our principal office is located at 200 South Wacker Drive, Suite 3100, Chicago, Illinois 60606. Telephone: 312.674.4529.

Our Business

We intend to acquire and operate commercial real estate and real estate related-assets in Greece, Bulgaria, Romania and the United States. We intend to focus on acquiring commercial properties such as those requiring development, redevelopment or repositioning, those located in markets and submarkets with what we believe to be high growth potential and those available from sellers who are distressed or face time-sensitive deadlines.

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

Assuming we raise sufficient funding, our investment strategy is designed to provide investors with a diversified portfolio of real estate assets.  Although we have reviewed the real estate markets in the countries in which we intend to acquire properties, we have no contract, agreement or commitment to acquire any property as of the date of this filing.

Specifically, we have taken the following steps in furtherance of our business plan:
We have enriched our knowledge in the real estate market in Greece, Bulgaria, Romania and the United States by studying the existing statistics on this market and by having extensive discussions with many experts of the market as follows:

•	Overall we have reviewed 39 properties or development projects in two countries, the USA and Greece.

•	The types of properties we have reviewed are 8 residential and 31 commercial.

•	Overall we have met with 37 real estate agents in two countries, the USA and Greece.

•	We have met with 20 real estate agents in the U.S. and another 17 in Greece.

•
We have contacted two appraisers, one in the U.S. and another one in Greece. The appraiser we contacted in Greece is able to make appraisals also in Bulgaria and in Romania. In his team he also includes other scientists such as architects, engineers, topographers and seismologists.

•
We have signed Consulting Agreements with 8 consultants that will assist the company in Management, Public Relations, Strategic Planning, Corporate organization & structure, estimation, due diligence, acquisition, development, renovation, sale, and management of Real Estate properties, locating proper Real Estate, management of Real Estate, and locating and introducing buyers for Real Estate that the company wishes to lease or sell.

•
In July 2010 we signed a Joint Venture Agreement with Madison Realty Advisors, LLC (“Madison”). Madison has extensive experience in the business of acquiring, financing, managing and selling commercial real estate properties for itself and third parties. Madison will actively seek commercial real estate properties for acquisition. In connection therewith, Madison will negotiate the acquisition, perform due diligence on the properties, arrange financing and close the properties. Then perform property management, asset management and be responsible for the ultimate disposition of the properties. All property acquisitions shall be subject to the approval of Prime.

Our discussions with various individuals concerning these properties and projects has included general discussions of acquiring properties directly either ourselves or in a joint venture with others or of developing properties either ourselves or in a joint venture with others, as described above.  As of the date of this filing, all such discussions have been general and we have no specific plan as to whether we will acquire or develop ourselves or jointly any specific properties or projects.  There is no limitation in the amount of funds we may invest in either property acquisition or property development.  There is no limitation on or percentage allocation of funds or assets between property acquisition and property development or between 100% ownership or joint venture ownership.

Competition

We face significant competition both in acquiring properties, repositioning properties and in attracting renters. Our market area is highly competitive, and we will face direct competition from a significant number of real estate investors, many with a local, state-wide or regional presence and, in some cases, a national presence. Many of these investors are significantly larger and have greater financial resources than we do. We have significantly less capital, assets, revenues, employees and other resources than our local, regional and/or national and international competition.

We will compete based upon the following factors:  We intend to blend best-in-class, sell-side fundamental research with an established quantitative construction process. The team’s systematic approach strives to add excess return while targeting volatility and tracking error to help control risk.  The quantitative approach efficiently processes large volumes of information, analyzes complex interactions and removes behavioral biases from investment decisions. The research is provided by analysts that are selected by the team based on their quality of research, demonstrated record  of success, breadth and consistency of coverage.

Intellectual Property

At present, we do not have any patents, trademarks, licenses, franchises, concessions, and royalty agreements, labor contracts or other proprietary interests.

Employees

We have no employees.  The Company officers and directors are currently fulfilling their roles via consulting agreements.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Item 2.   Properties

Besides our leased office space, we do not presently lease or own any real property.

We rent the following property as our U.S. corporate office:

•           Address: City/State/Zip:  200 South Wacker Drive, Suite 3100, Chicago, Illinois 60606

•           Name of Landlord:  Regus

•           Term of Lease: One year commencing October 1, 2010

•           Monthly Rental: $1,140

•           Adequate for current needs: Yes

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the year ended July 31, 2010.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our symbol is PMLT which is quoted on the OTCBB.  Our first trade occurred on July 23, 2010 where 400 shares traded hands for $1.25.  Subsequent to that date we have had light activity.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock should our stock ever be traded on a public market. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of July 31, 2010, we had 24,218,960 shares of our common stock issued and outstanding, held by approximately 53 persons.

Dividends

We have not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Plan of Operation in the Next Twelve Months

Our activities currently consist of website creation, and establishing additional cooperation agreements with real estate agents to establish the flow of real estate opportunities.  We do not intend to activate a website until we acquire properties and do not intend to put investor info on the site once activated. We have not completed any closings that would result in revenue to date and there can be no assurances that any future closings will result in revenue.

Specifically, our plan of operations for the next 12 months is as follows:

•
From today until the end of January 2011 we plan to raise additional funds in order to be able to cover our operational expenses and have the needed financing to acquire our first pieces of real estate. We believe that the proceeds raised in our prior Private Placements will satisfy our cash requirements only until we finish our efforts for additional financing at the end of January 2011. If we will not be able to raise any additional funds by the end of January 2011 we do not anticipate to have the ability to continue our operations. We may need to obtain debt financing to implement our business plan. However, we initially contemplate pursuing equity financing only to cover our expenses and finance our first acquisitions of real estate properties. Of course, there is no assurance that we will be able to raise any future capital in any amount and if we fail to do so investors could lose their entire investment.  We estimate the cost of this equity financing if we are able to secure it to be about $6,000, primarily legal and accounting costs and filing fees associated with such an offering.

•
From the beginning of February 2011 until the end of April 2011 we plan to focus our efforts in order to locate the proper properties for acquisition and do a full estimation and due diligence on them. We also plan to create more collaborations with existing real estate agents in order to be able to locate more properties and receive offers from properties that are getting sold at opportunistic prices. We also plan to create collaborations with freelancers who will have specific experience and knowledge in certain specialized real estate areas such as appraisers, engineers, archeologists, etc. The freelancers will be used in case by case scenario whenever there is a need for their specialty. We wish to create such collaborations with freelancers in order to have accurate real estate estimations and development plans, and in order to have these services at discount prices. The cost that we estimate to have in order to locate the freelancers will be about $2,000.

•
Moreover, by the end of April 2011 we believe that we will be able to locate enough real estate opportunities and do a full estimation and due diligence on them so that we will be able to take our first decision to acquire our first property. We estimate that the cost in order to locate a property at an opportunistic price and the cost of the needed due diligence for the first property will be about $3,000.

•
In May 2011we believe that we will be able to close our first deal, do the necessary paperwork and therefore acquire our first property. Moreover, in order to have a diversified portfolio of properties we plan to locate and acquire at least three more properties by the end of November 2011. Among the properties that we will buy we intent to buy some properties that generate or will within a period of three months generate income from rent. Overall we plan to spend about 80% of the capital that we will have raised in order to acquire real estate properties in the next twelve months. Assuming that we will manage to raise about $10,000,000 until the end of January 2011, we will invest about $8,000,000 in real estate assets. Moreover, we plan to invest up to 5% of our raised funds in more liquid types of assets such as real estate related securities, primarily such as bonds backed by real estate.  We plan to keep the rest of our funds in cash. We estimate that the rest of our cash position will be enough to cover all operational expenses of the company at least until the end of the first quarter of 2012.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Employees

We do not have plans to change the number of our employees during the next twelve months.

Results of Operations for the year ended July 31, 2010

We have not earned any revenues since our inception on July 21, 2010 aside from a de minimus amount of interest income.  We do not anticipate earning revenues until such a time that we will be able to close our first real estate transaction.

We incurred operating expenses in the amount of $3,788,281, including related-party interest of $952 for the year ended July 31, 210.  The majority of this cost is non-cash in nature and consists of shares issued to eight consultants (3,811,960 shares issued with a corresponding general and administrative expense of $3,720,196).  The remainder of the expenses were for compliance costs associated with our statutory filings.

We anticipate our operating expenses will increase as we more fully implement our business plan. The increase will be attributable to expenses to operating our business, and the professional fees to be incurred in connection with our reporting obligations as a public company as our business activity increases.

Liquidity and Capital Resources

As of July 31, 2010, we had minimal cash and a working capital deficit of $17,481.  We currently do not engage nor intend to engage in any business activities that provide cash flow until we enter into our first real estate transaction.

Off Balance Sheet Arrangements

As of July 31, 2010, there were no off balance sheet arrangements.

Going Concern

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have had no operating revenues and have generated no operations.

In order to continue as a going concern and achieve a profitable level of operation, we will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management’s plans include seeking capital to acquire operating real estate that should provide cash flows from operations.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our goals and eventually attain profitable operations.  The accompanying financial statements in this report do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued ASC Statement No. 105. The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASC 105).  ASC 105 has become the single source authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature.  ASC 105 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant SEC guidance organized using the same topical structure in separate sections.  The Company adopted ASC 105 on July 1, 2009.  The adoption of ASC 105 did not have an impact on the Company’s financial position or results of operations.

On April 1, 2009, the Company adopted ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (ASC 825-10-65). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations or financial condition.

On April 1, 2009, the Company adopted ASC 855, Subsequent Events (ASC 855). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition.

On July 1, 2009, the Company adopted ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC 605, Revenue Recognition) (ASU 2009-13).  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company’s results of operations or financial condition.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting.   Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of July 31, 2010, as the result of a material weakness.   The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. We had the following significant deficiencies at July 31, 2010:

•	We have only one consultant to oversee bank reconciliations, posting payables, and so forth, so there are no checks and balances on internal controls.

Remediation of Material Weakness

We are unable to remedy the material weakness in our internal controls until we are able to hire additional employees, so that we may then introduce checks and balances on internal controls.

Limitations on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the name of our sole executive officers and directors, their ages age as of July 31, 2010 and their present positions.

Name	Age	Position Held with the Company
Spiros Sinnis[1]	37	Chief Executive Officer and Board Chairman
Vasileios Mavrogiannis	38	Chief Financial Officer and Director
Panagiotis Drakopoulos	38	Secretary and Director

1.
Mr. Sinnis resigned on October 21, 2010 as Chief Executive Officer and Board Chairman of the Company.  He was replaced on an interim basis by Mr. Panagiotis Drakopoulos (See Note 7 to the Financial Statements).

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Spiros Sinnis

Spiros Sinnis joined us as President and Director upon formation.  From November 2008 to July 2009 he was Business Development Manager of Dynamic Investments Ltd., a business consulting firm.  From July 2007 to November 2008, he was Chief Marketing Officer, Lifecycle Investments, a Life Settlement company.  From July 1998 to July 2007, he was President of Sinnis Consulting consulting European Institutions on investments.

On October 21, 2010, Mr. Sinnis resigned as Chief Executive Officer and Board Chairman of the Company.  He was replaced on an interim basis by Mr. Panagiotis Drakopoulos.

Vasileios Mavrogiannis

Vasileios Mavrogiannis joined us as Treasurer and Director upon formation.  Since June 2006, he has been Director and Vice-President of Dynamic Investments Ltd., a business consulting firm.  Prior to June 2006, he was unemployed.

Panagiotis Drakopoulos

Panagiotis Drakopoulos joined us as Secretary and Director upon formation.  Since June 2006, he has been Director and President  of Dynamic Investments Ltd., a business consulting firm.  From June 2006 to July 2009 he was also Director of Sea Star Shipping SA, involved in the management of ships.  Prior to June 2006, he was unemployed.

Directors

Our bylaws authorize no less than one (1) and more than nine (9) directors.  As of July 31, 2010, we had three directors:  Spiros Sinnis, Vasileios Mavrogiannis and Panagiotis Drakopoulos.  On October 25, 2010, Mr. Sinnis was replaced by Panagiotis Drakopoulos as Chairman of the Board.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past five years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee, including approving the selection of our independent accountants.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended July 31, 2010, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended July 31, 2010:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Spiros Sinnis, Chief Executive Officer and Board Chairman	0	0	0
Vasileios Mavrogiannis, Chief Financial Officer and Director	0	0	0
Panagiotis Drakopoulos, Corporate Secretary and Director	0	0	0

Code of Ethics

As of July 31, 2010 , we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal year ended July 31, 2010 and for the period from inception (July 21, 2009) to July 31, 2009.

SUMMARY COMPENSATION TABLE
Name	YE 7/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Spiros Sinnis	2010	-	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-

Vasileios Mavrogiannis	2010	-	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-

Panagiotis Drakopoulos	2010	-	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-

Mr. Sinnis is the Chief Executive Officer and Board Chairman

Mr. Mavrogiannis is the Chief Financial Officer and a Director

Mr. Drakopoulos is the Corporate Secretary and a Director

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers.  There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future.  Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of July 31, 2010.

OUTSTANDING EQUITY AWARDS AT YEAR END
	Number of Securities Underlying Unexercised Options (#)		Option Exercise	Option Expiration	Option Expiration	No. of Shares or Units of Stock that Have Not	Market Value of Shares or Units of Stock that Have Not	Market Value of Shares or Units of Stock that Have Not	Equity Incentive Plan Awards: No. of Unearned Shares, Units or Other Rights That Have Not
Name	Exercisable	Unexercisable	Price ($)	Date	Date	Vested (#)	Vested ($)	Vested ($)	Vested
Spiros Sinnis	-	-	-	-	-	-	-	-	-
Vasileios Mavrogiannis	-	-	-	-	-	-	-	-	-
Panagiotis Drakopoulos	-	-	-	-	-	-	-	-	-

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our director for all services rendered in all capacities to us for the period from inception (July 21, 2009) through July 31, 2010.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Spiros Sinnis	0	0	0	0	0	0	0
Vasileios Mavrogiannis	0	0	0	0	0	0	0
Panagiotis Drakopoulos	0	0	0	0	0	0	0

Narrative Disclosure to the Director Compensation Table

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director for the period from inception (July 21, 2009) to July 31, 2010.

We have no formal plan for compensating our directors for their services in their capacity as directors.  In the future we may grant options to our directors to purchase shares of common stock as determined by our Board of Directors or a compensation committee that may be established.

Stock Option Plans

We did not have a stock option plan as of July 31, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of July 31, 2010, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 24,218,960 shares of common stock issued and outstanding as of July 31, 2010.

Name and Address of Beneficial Owners of Common Stock[1]	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock[2]
Spiros Sinnis 200 South Wacker Drive, Suite 3100, Chicago, 60606, IL.	Common Stock	6,659,967	27.5%
Vasileios Mavrogiannis 200 South Wacker Drive, Suite 3100, Chicago, 60606, IL.	Common Stock	6,666,666	27.5%
Panagiotis Drakopoulos 200 South Wacker Drive, Suite 3100, Chicago, 60606, IL.	Common Stock	6,666,667	27.5%
DIRECTORS AND OFFICERS – TOTAL		19,993,300	82.5%

5% SHAREHOLDERS
None	Common Stock	0	0%
Total of 5% shareholders		0	0%

Other than the shareholders listed above, we know of no other person who is the beneficial owner of more than five percent (5%) of our common stock.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended July 31,	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2010	$8,700	$0	$0	$0
Inception (7/21/09) to 7/31/09	$0	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheets as of July 31, 2010 and 2009;

F-3	Statements of Operations for the year ended July 31, 2010 and the periods from inception (July 21, 2009) to July 31, 2010 and 2009;

F-4	Statement of Stockholders’ Deficit for period from inception to July 31, 2010;

F-5	Statements of Cash Flows for the year ended July 31, 2010 and the periods from inception (July 21, 2009) to July 31, 2010 and 2009;

F-6	Notes to Financial Statements

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (1)

3.2	Bylaws, as amended (1)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1   Incorporated by reference to the Registration Statement on Form S-1 filed on October 20, 2009.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prime Estates and Developments, Inc.

By:	/s/ Panagiotis Drakopoulos
Panagiotis Drakopoulos
Chief Executive Officer and Board Chairman
November 15, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	Vasileios Mavrogiannis
Vasileios Mavrogiannis Chief Financial Officer and Director
November 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Prime Estates and Developments, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Prime Estates and Developments, Inc.(A Development Stage Company) as of July 31, 2010 and 2009 and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the period then ended and from inception (July 21, 2009) through July 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prime Estates and Developments, Inc. as of July 31, 2010 and 2009, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statement, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
 /s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
November 15, 2010

PRIME ESTATES AND DEVELOPMENTS, INC.
 (A Development Stage Company)
Balance Sheets

	July 31, 2010	July 31, 2009

ASSETS
Cash and equivalents	$470	$-

TOTAL ASSETS	$470	$-

LIABILITIES
Accounts payable and accrued expenses	$2,079	$4,600
Note payable – related party	15,872	-

TOTAL LIABILITIES	17,951	4,600

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001, authorized 100 million shares, none issued or outstanding	-	-
Common stock, par value $0.001, authorized 200 million, 24,218,960 and 20,000,000 issued and outstanding at July 31, 2010 and 2009, respectively.	24,219	20,000
Additional paid-in capital	3,751,129	(20,000)
Deficit accumulated during the development phase	(3,792,829)	(4,600)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(17,481)	(4,600)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$470	$-

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES AND DEVELOPMENTS, INC.
 (A Development Stage Company)
Statements of Operations

	Year Ended July 31, 2010	Inception (July 21, 2009) to July 31, 2009	From Inception (7/21/09) to Jul 30, 2010
Interest income	$52	$-	$52

General and administrative expenses	3,787,329	4,600	3.791,929
Interest expense - related parties	952	-	952

Net operating loss	(3,788,229)	(4,600)	(3,792,829)

NET LOSS	$(3,788,229)	$(4,600)	$(3,792,829)

Net loss per share, basic and fully diluted	$(0.18)	$-
Weighted average number of shares outstanding	20,908,152	20,000,000

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES AND DEVELOPMENTS, INC.
 (A Development Stage Company)
Statements of Shareholders’ Equity (Deficit)

		Common Stock, Par Value $0.001		Additional Paid In	Develop. Stage	Total Shareholders’
	Date	Shares	Amount	Capital	Deficit	Deficit
Balances at inception		-	$-	$-	$-	$-

Founders’ shares	07/31/09	20,000,000	20,000	(20,000)	-	-

Net loss, 7/21/09 to 7/31/09					(4,600)	(4,600)

Balances, 7/31/09		20,000,000	20,000	(20,000)	(4,600)	(4,600)

Shares issued for services	08/04/09	101,960	102	10,094		10,196

Shares issued for cash	09/15/09	392,000	392	38,808		39,200
	02/03/10	15,000	15	14,985		15,000

Imputed interest on related-party debt				952		952

Shares issued for services	06/16/10	3,710,000	3,710	3,706,290		3,710,000

Net loss, year ended 7/31/10					(3,788,229)	(3,788,229)

Balances, 7/31/10		24,218,960	$24,219	$3,751,129	$(3,792,829)	$(17,481)

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES AND DEVELOPMENTS, INC.
 (A Development Stage Company)
Statements of Cash Flows

	Year Ended July 31,		From Inception (7/21/09) to July 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,788,229)	$(4,600)	$(3,792,829)

Adjustments to reconcile net loss with cash used in operations:
Stock based compensation	3,720,196		3,720,196
Imputed interest	952		952
Change in operating assets and liabilities:	-
Other current assets	-		-
Accounts payable and accrued expenses	(2,521)	4,600	2,079

Net cash used in operating activities	(69,602)	-	(69,602)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-	-
Net cash provided by / used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	15,872		15,872
Proceeds from the sale of common stock	54,200		54,200

Net cash provided by financing activities	70,072	-	70,072

NET INCREASE / (DECREASE) IN CASH	470	-	470

Cash at beginning of period	-	-	-
Cash at end of period	$470	$-	$470

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES AND DEVELOPMENTS, INC.
 (A Development Stage Company)
Notes to Financial Statements
July 31, 2010 and 2009

NOTE 1 – NATURE OF ORGANIZATION

Business and Organization

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company follows accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There are no cash equivalents at July 31, 2010 nor 2009.

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

Basic and Diluted Net Loss Per Share

The Company follows ASC No. 260, “Earnings Per Share” (ASC No. 260) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded.  For the periods ended July 31, 2010 and 2009, there were no common stock equivalents.

As of  the year ended July 31, 2010 and 2009, there were no potentially dilutive securities outstanding.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of July 31, 2010. The Company’s financial instruments consist of cash, accounts payable and notes payable to a related party.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets likely.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued ASC Statement No. 105. The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASC 105).  ASC 105 has become the single source authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature.  ASC 105 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant SEC guidance organized using the same topical structure in separate sections.  The Company adopted ASC 105 as of its inception.  The adoption of ASC 105 did not have an impact on the Company’s financial position or results of operations.

At its inception, the Company adopted ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (ASC 825-10-65). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations or financial condition.

At its inception, the Company adopted ASC 855, Subsequent Events (ASC 855). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition.

At its inception, the Company adopted ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.   The Company has had no revenues and has generated from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and developing a consistent source of operating revenues.   Management’s plans include seeking financing to acquire productive real estate properties.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – CAPITAL STRUCTURE

Common Stock

The Company is authorized to issue 200 million common shares and has issued 24,218,960 as of July 31, 2010.

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

In June, 2010 we issued 3,710,000 shares to eight consultants.  We valued these shares at the grant date ($1.00) and recorded a charge to general and administrative expense of $3,710,000.

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock which has preferential liquidation rights over common stock and is non-voting.  As of July 31, 2010, no shares have been issued.

Potentially Dilutive Securities

No options, warrants or other potentially dilutive securities have been issued as of July 31, 2010.

NOTE 5 – INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 35% to pretax income from continuing operations for the periods ended July 31, 2010 and 2009 due to the following:

	2010	2009
Net operating loss carryforwards	$25,422	$1,610
Valuation allowance	(25,422)	(1,610)
	$-	$-

At July 31, 2010, the Company had net operating loss forwards of approximately $72,600 that may be offset against future taxable income through 2025.  No tax benefit has been reported in the July 31, 2010 financial statements since due to the uncertainty surrounding the realizability of the benefit.  The potential tax benefit is offset by a valuation allowance of the same amount.

NOTE 6 – RELATED PARTY TRANSACTIONS

On the date of our inception, we issued 20 million shares of our common stock to our three officers and directors which were recorded at no value (offsetting increases and decreases in Common Stock and Additional Paid in Capital).

In January, 2010, certain shareholders paid expenses on behalf of the company totaling $15,872.  This contribution is not evidenced by a promissory note and bears no interest.  We therefore imputed interest expense of $952, charging income with that amount and increasing Additional Paid in Capital.

We believe that all related party transactions were on terms at least as favorable as we would have secured in arm’s-length transactions with third parties.  Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

NOTE 7 – SUBSEQUENT EVENTS

On October 30, 2010, we issued 56,322 shares of our common stock to four accredited investors and received $22,529 in cash.

On October 21, 2010, Spiros Sinnis resigned as Chief Executive Officer and Board Chairman.

On October 25, 2010, the Board appointed Panagiotis Drakopoulos as Board Chairman and Chief Executive Officer.

The Company has evaluated subsequent events through the date these financial statements were issued.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prime Estates and Developments, Inc.

Date: November 15, 2010	By:	/s/ Panagiotis Drakopoulos
Panagiotis Drakopoulos
Chairman and Chief Executive Officer

In accordance with the Exchange Act , this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Vasileios Mavrogiannis
Vasileios Mavrogiannis	Date: November 15, 2010
Chief Financial Officer and Director

/s/ Panagiotis Drakopoulos
Panagiotis Drakopoulos	Date: November 15, 2010
Corporate Secretary and Director