Form 10-Q
period 2010-10-31
PRIME ESTATES & DEVELOPMENTS INC
filed 2010-12-15
CIK 1474167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________________ to ____________________

Commission File Number:  333-162597

Prime Estates & Developments, Inc.

____________________
(Name of registrant in our charter)

Nevada	6552	27 0611758

(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	IRS I.D.

200 South Wacker Drive, Suite 3100, Chicago, Illinois	60606

(Address of principal executive offices)	(Zip Code)

Telephone:  312.674.4529

N/A

(Former name, former address and former three months, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of December 10, 2010 there were 24,275,282 shares issued and outstanding of the registrant’s common stock.

PRIME ESTATES & DEVELOPMENTS, INC.
(A Development Stage Company)

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

PRIME ESTATES & DEVELOPMENTS, INC.
(A Development Stage Company)
BALANCE SHEETS

	10/31/10 (Unaudited)	07/31/10

Cash and equivalents	$52	$470

TOTAL ASSETS	$52	$470

Accounts payable and accrued expenses	$1,156	$2,079
Note payable - related party	15,872	15,872

TOTAL LIABILITIES	17,028	17,951

Preferred stock, par value $0.001, authorized 100 million shares, none issued and outstanding at 10/31/10 or 7/31/10.	-	-
Common stock, par value $0.001, authorized 200 million, 24,275,282 and 24,218,960 issued and outstanding at 10/31/10 and 7/31/10, respectively.	24,275	24,219
Additional paid-in capital	3,773,840	3,751,129
Stock subscriptions receivable	(13,479)	-
Deficit accumulated during the development phase	(3,801,612)	(3,792,829)
TOTAL SHAREHOLDERS' DEFICIT	(16,976)	(17,481)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$52	$470

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES & DEVELOPMENTS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended Oct 31, 2010	Three Months Ended Oct 31, 2009	From Inception (7/21/09) to Oct 31, 2010

Interest income	$-	$-	$52

General and administrative expenses	8,545	39,019	3,800,474

Interest expense - related parties	238	238	1,190

Net operating loss	(8,783)	(39,257)	(3,801,612)

NET LOSS	$(8,783)	$(39,257)	$(3,801,612)

Net loss per share, basic and fully diluted	$-	$-

Weighted average number of shares outstanding	24,219,572	20,097,527

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES & DEVELOPMENTS, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS’ DEFICIT
(Unaudited)

		Common Stock, Par Value $0.001		Additional Paid In	Stock Subscriptions	Develop. Stage	Total Shareholders'
	Date	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balances at inception		-	$-	$-	$-	$-	$-
Founders' shares	07/31/09	20,000,000	20,000	(20,000)		-	-
Net loss, 7/21/09 to 7/31/09						(4,600)	(4,600)

Balances, 7/31/09		20,000,000	20,000	(20,000)	-	(4,600)	(4,600)

Shares issued for services	08/04/09	101,960	102	10,094			10,196
	06/16/10	3,710,000	3,710	3,706,290			3,710,000

Shares issued for cash	09/15/09	392,000	392	38,808			39,200
	02/03/10	15,000	15	14,985			15,000

Imputed interest on related-party debt				952			952

Net loss, year ended 7/31/10						(3,788,229)	(3,788,229)

Balances, 7/31/10		24,218,960	24,219	3,751,129	-	(3,792,829)	(17,481)

Shares issued for cash	10/31/10	56,322	56	22,473	(13,479)		9,050

Imputed interest on related-party debt				238			238

Net loss, three months ended Oct 31, 2010						(8,783)	(8,783)

Balances, 10/31/10		24,275,282	$24,275	$3,773,840	$(13,479)	$(3,801,612)	$(16,976)

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES & DEVELOPMENTS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended Oct 31, 2010	Three Months Ended Oct 31, 2009	From Inception (7/21/09) to Oct 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,783)	$(39,257)	$(3,801,612)

Adjustments to reconcile net loss with cash used in operations:
Stock based compensation	-	10,196	3,720,196
Imputed interest	238	238	1,190
Change in operating assets and liabilities:
Accounts payable and accrued expenses	(923)	(2,600)	1,156

Net cash used in operating activities	(9,468)	(31,423)	(79,070)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-	-
Net cash provided by / used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	-	15,872	15,872
Proceeds from the sale of common stock	9,050	39,200	63,250

Net cash provided by financing activities	9,050	55,072	79,122

NET INCREASE / (DECREASE) IN CASH	(418)	23,649	52

Cash at beginning of period	470	-	-
Cash at end of period	52	23,649	52

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES & DEVELOPMENTS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
OCTOBER 31, 2010

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of October 31, 2010 and July 31, 2010, there were no cash equivalents.

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

Income Taxes

The Company accounts for income taxes under the accounting rules related to income taxes (“Codification Topic 740”). Under these rules, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the periods ending October 31, 2010 and July 31, 2010.

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

Organizational and Offering Costs

Costs incurred to organize the Company are expensed as incurred. Offering costs incurred in connection with the Company’s common share offerings are reflected as a reduction of capital upon the receipt of the net proceeds of the offering or charged to expense if the offering is not completed. No such costs have been incurred as of October 31, 2010.

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

The Company had incurred losses and has a working capital deficit as of October 31, 2010, these factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – CAPITAL STRUCTURE

Common Stock

The Company is authorized to issue 200 million common shares.  At July 31, 2010, we had 24,218,960 common shares issued and outstanding.

During the three months ended October 31, 2010, we issued 56,322 shares to four accredited investors for $22,529 in cash. $13,479 of this amount was not received until November 3, 2010 and is accounted for in the equity section of the balance sheet entitled “Stock subscriptions receivable”.

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock which has preferential liquidation rights over common stock and is non-voting.  As of October 31, 2010, no shares have been issued.

Potentially Dilutive Securities

No options, warrants or other potentially dilutive securities have been issued as of October 31, 2010.

NOTE 4 – INCOME TAXES

The Company has tax losses which may be applied against future taxable income. The potential tax benefits arising from these loss carryforwards expire beginning in 2029 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The estimated net tax loss carryforward was approximately $81,400 at October 31, 2010, resulting in a potential tax benefit of approximately $28,496.

The significant components of the deferred tax asset as of October 31, 2010 and July 31, 2010 are as follows:

	October 31, 2010	July 31, 2010
Net operating loss carry-forwards	28,496	25,422
Valuation allowance	(28,496)	(25,422)
Net deferred tax asset	-	-

NOTE 5 – RELATED PARTY TRANSACTIONS

In January, 2010, certain shareholders paid expenses on behalf of the company totaling $15,872.  This contribution is not evidenced by a promissory note and bears no interest and is unpaid as of October 31, 2010.  For the three months ended October 31, 2010, we imputed $238 of interest, charging interest expense with that amount and increasing Additional Paid in Capital.

NOTE 6 – SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of issuance of the financial statements.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

This 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing else where in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” below.

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

We may acquire a wide variety of commercial properties, including office, industrial, retail, hospitality, recreation and leisure, single-tenant, multifamily and other real properties such as forests. These properties may be existing, income-producing properties, newly constructed properties or properties under development or construction and may include multifamily properties purchased for conversion into condominiums and single-tenant properties that may be converted for multifamily use.

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

•
In December 2010 we started to examine the possibility of adding forests, or signing joint venture agreements with companies or individuals that own management rights of forests, in order to take advantage of the economic benefits that can derive from these forests, including the so called “carbon credits”. A carbon credit is a generic term for any tradable certificate or permit representing the right to emit one ton of carbon dioxide or carbon dioxide equivalent.  We could sell carbon credits that derive from forestry to commercial and individual customers who are interested in lowering their carbon footprint.

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

Results of Operations

As of October 31, 2010, the Company has not yet begun operations, has minimal assets and no revenues.  We have incurred general and administrative costs of $3,800,474 for the period from inception (July 21, 2009) to October 31, 2010, of which $3,720,196 is non-cash compensation for services.  For the three months ended October 31, 2010, we have incurred $8,545 of general and administrative costs.

We have also incurred interest costs of  $238 and $1,190 for the three months ended October 31, 2010 and from inception (July 21, 2010) to October 31, 2010, respectively.

Three Months Ended October 31, 2010 versus Three Months Ended October 31, 2009

We incurred $8,545 of general and administrative costs for the three months ended October 31, 2010 versus $39,019 for the same period in 2009.  In 2009, we had $10,196 in non-cash compensation costs and $12,000 of legal expenses associated with our S-11 filing.  We did not have these costs during the three months ended October 31, 2010.

Interest expense was unchanged during the three months ended October 31, 2010 versus the same period in 2009.  This interest is imputed on a shareholder loan of $15,872 which has not changed during the year.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company has only a small cash balance at October 31, 2010 and no additional liquid resources.  We are currently seeking financing to attain our business goals, but there is no guarantee that we will obtain such financing or, upon obtaining it, that we will be able to invest in productive assets that will result in positive cash flows from operations.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  Unregistered Sales of Equity Securities.

In October 2010, we sold 56,322 shares of common stock to 4 non-U.S. investors at $0.40 for total consideration of $22,528.80.

We relied upon Regulation S of the Securities Act of 1933, as amended for the above issuances to non US citizens or residents.

We believed that Regulation S was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions;

•	We placed Regulation S required restrictive legends on all certificates issued;

•	No offers or sales of stock under the Regulation S offering were made to persons in the United States;

•	No direct selling efforts of the Regulation S offering were made in the United States.

In connection with the above transactions, although some of the investors may have also been accredited, we provided the following to all investors:

•	Access to all our books and records.

•	Access to all material contracts and documents relating to our operations.

•	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

Prospective investors were invited to review at our offices at any reasonable hour, after reasonable advance notice, any materials available to us concerning our business. Prospective Investors were also invited to visit our offices.

(b)  Use of Proceeds.

The Registrant did not sell any registered securities during the three months ended October 31, 2010.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

(a)	Exhibits.

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

_______________
*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prime Estates & Developments, Inc.

By: /s/ Panagiotis Drakopoulos	Date: December 14, 2010
Panagiotis Drakopoulos,
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE	NAME	TITLE	December 14, 2010
/s/ Vasileios Mavrogiannis	Vasileios Mavrogiannis	Treasurer/CFO, Principal Financial Officer, and Principal Accounting Officer

/s/ Panagiotis Drakopoulos	Panagiotis Drakopoulos	Principal Executive Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

____________________
*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.