Form 10-Q
period 2011-01-31
PRIME ESTATES & DEVELOPMENTS INC
filed 2011-03-14
CIK 1474167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

☐ TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________________ to ______________

Commission File Number:  333-162597

Prime Estates & Developments, Inc.

(Name of registrant in our charter)

Nevada	6552	27 0611758

(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	IRS I.D.

200 South Wacker Drive, Suite 3100, Chicago, Illinois	60606

(Address of principal executive offices)	(Zip Code)

Telephone:  312.674.4529

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
Yes  ☐ No ☒

As of March 11, 2011 there were 24,275,282 shares issued and outstanding of the registrant’s common stock.

 PRIME ESTATES & DEVELOPMENTS, INC.
(A Development Stage Company)

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

PRIME ESTATES & DEVELOPMENTS, INC.
(A Development Stage Company)
BALANCE SHEETS

	01/31/11 (Unaudited)	07/31/10
ASSETS

Cash and equivalents	$996	$470
TOTAL ASSETS	$996	$470

LIABILITIES
Accounts payable and accrued expenses	$85	$2,079
Note payable - related party	15,872	15,872

TOTAL LIABILITIES	15,957	17,951

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001, authorized 100 million shares, none issued and outstanding at 10/31/09.	-	-

Common stock, par value $0.001, authorized 200 million, 24,275,282 and 24,218,960 issued and outstanding at 01/31/11 and 7/31/10, respectively.	24,275	24,219

Additional paid-in capital	3,774,078	3,751,129

Stock subscriptions receivable	-	-
Deficit accumulated during the development phase	(3,813,314)	(3,792,829)
TOTAL SHAREHOLDERS' DEFICIT	(14,961)	(17,481)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$996	$470

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES AND DEVELOPMENT, INC.
STATEMENTS OF OPERATIONS
(A Development Stage Company)

(Unaudited)

	Six Months Ended Jan 31,		Three Months Ended Jan 31,		From Inception (7/21/09) to
	2011	2010	2011	2010	Jan 31, 2011

Interest income	$-	$-	$-	$-	$52

General and administrative expenses	20,009	46,916	11,464	7,897	3,811,938

Interest expense - related parties	476	476	238	238	1,428

Net operating loss	(20,485)	(47,392)	(11,702)	(8,135)	(3,813,314)

NET LOSS	$(20,485)	$(47,392)	$(11,702)	$(8,135)	$(3,813,314)

Net loss per share, basic and fully diluted	$-	$-	$-	$-
Weighted average number of shares outstanding	24,247,427	20,393,743	24,275,282	20,493,960

The accompanying notes are an integral part of these financial statements

PRIME ESTATES AND DEVELOPMENT, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)
(Unaudited)

	Common Stock, Par Value $0.001			Additional Paid	Develop. Stage	Total Shareholders'
	Date	Shares	Amount	In Capital	Deficit	Deficit

Balances at inception		-	$-	$-	$-	$-

Founders' shares	07/31/09	20,000,000	20,000	(20,000)	-	-

Net loss, 7/21/09 to 7/31/09					(4,600)	(4,600)

Balances, 7/31/09		20,000,000	20,000	(20,000)	(4,600)	(4,600)

Shares issued for services	08/04/09	101,960	102	10,094		10,196
	06/16/10	3,710,000	3,710	3,706,290		3,710,000

Shares issued for cash	09/15/09	392,000	392	38,808		39,200
	02/03/10	15,000	15	14,985		15,000

Imputed interest on related-party debt				952		952

Net loss, year ended 7/31/10					(3,788,229)	(3,788,229)

Balances, 7/31/10		24,218,960	24,219	3,751,129	(3,792,829)	(17,481)

Shares issued for cash	10/31/10	56,322	56	22,473		22,529
						-
Imputed interest on related-party debt				476		476
						-
Net loss, six months ended Jan 31, 2011					(20,485)	(20,485)

Balances, 01/31/11		24,275,282	$24,275	$3,774,078	$(3,813,314)	$(14,961)

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES AND DEVELOPMENT, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended Jan 31, 2011	Six Months Ended Jan 31, 2010	From Inception (7/21/09) to Jan 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,485)	$(47,392)	$(3,813,888)

Adjustments to reconcile net loss with cash used in operations:
Stock based compensation	-	10,196	3,720,196
Imputed interest	476	476	1,428
Change in operating assets and liabilities:
Accounts payable and accrued expenses	(1,994)	(3,600)	659
Net cash used in operating activities	(22,003)	(40,320)	(91,605)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-	-
Net cash provided by / used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	-	15,872	15,872
Proceeds from the sale of common stock	22,529	39,200	76,729
Net cash provided by financing activities	22,529	55,072	92,601

NET INCREASE / (DECREASE) IN CASH	526	14,752	996

Cash at beginning of period	470	-	-
Cash at end of period	996	14,752	996

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES & DEVELOPMENTS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JANUARY 31, 2011

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

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of January 31, 2011 and July 31, 2010, there were no cash equivalents.

Development Stage Enterprise
The Company complies with the accounting rules related to the characterization of the Company as development stage.

Revenue Recognition
We plan to recognize revenues from real estate sales under the full accrual method which requires that revenues be recognized when the sale is consummated; when the initial and continuing investments by the buyer in the property are sufficient;All the risks and rewards of ownership reside with buyer;There is no continuing duty or involvement by the seller post-sale (after closing); and,There is no future subordination of any buyer receivable (seller financing cases).

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

Income Taxes
The Company accounts for income taxes under the accounting rules related to income taxes (“Codification Topic 740”). Under these rules, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the periods ending January 31, 2011 and July 31, 2010.

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

The Company did not grant any stock options or warrants during the periodspresented.

Organizational and Offering Costs
Costs incurred to organize the Company are expensed as incurred. Offering costs incurred in connection with the Company’s common share offerings are reflected as a reduction of capital upon the receipt of the net proceeds of the offering or charged to expense if the offering is not completed. No such costs have been incurred as of January 31, 2011.

Recent Accounting Pronouncements

Prime Estates does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Prime Estates will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Prime Estates be unable tocontinue as a going concern.

The Company had incurred losses and has a working capital deficit as of January 31, 2011, these factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the six months ended January 31, 2011, we issued 56,322 shares to four accredited investors for $22,529 in cash.

Preferred Stock
The Company is authorized to issue 100 million shares of preferred stock which has preferential liquidation rights over common stock and is non-voting.  As of January 31, 2011, no shares have been issued.

Potentially Dilutive Securities
No options, warrants or other potentially dilutive securities have been issued as of January 31, 2011.

NOTE 4 – INCOME TAXES

The Company has tax losses which may be applied against future taxable income. The potential tax benefits arising from these loss carry-forwards expire beginning in 2029 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The estimated net tax loss carry-forward was approximately $93,692 at January 31, 2011, resulting in a potential tax benefit of approximately $32,792.

The significant components of the deferred tax asset as of January 31, 2011 and July 31, 2010 are as follows:

	Jan 31, 2011	July 31, 2010
Net operating loss carry-forwards	32,792	25,422
Valuation allowance	(32,792)	(25,422)
Net deferred tax asset	$-	$-

NOTE 5 – RELATED PARTY TRANSACTIONS

In January, 2010, certain shareholders paid expenses on behalf of the company totaling $15,872.  This contribution is not evidenced by a promissory note and bears no interest and is unpaid as of January 31, 2011.  For the six months ended January 31, 2011, we imputed $476 of interest, charging interest expense with that amount and increasing Additional Paid in Capital.

NOTE 6 – SUBSEQUENT EVENTS

On February 17, 2011, we entered into an agreement with GreenEra, Ltd., a company formed under the laws of the CyprusRepublic, to acquire the rights of exploitation of a 60,000 hectares (approximately 150,000 acres) of forest land in Novo Aripuana, State of Amazones, Brazil.  The property can be developed and can probably produce carbon credits that when sold could produce profits. Any profits that will be gained from the development or the sale of the carbon credits will be shared 50-50 between PMLT and the owner of the forest land. The parties agree that:

•	Prime Estates will pay GreenEra $5,000 per month for approximately 34 years beginning in April 1, 2011.

•	Prime Estates will obtain financing sufficient to pay for all costs associated with obtaining the carbon credits, but not to exceed $1.2 million.

•	GreenEra will be the developer responsible for performing all actions necessary to obtain the credits.

GreenEra acquired the exclusive rights to develop and to obtain these carbon credits when it contracted with the landowner on December 28, 2009.  Therefore, Prime Estates & Developments Inc. has inherited the rights and obligations of that agreement which stipulates, in part:

☐         The landowner has the right to veto sales of any credits under $2.00.

☐         If GreenEra is unable to receive a carbon credit certification until December 31, 2013, or cannot sell, convey, assign, lend or sublet, carbon credits or any other rights or products the contract is voided.

Our Directors, Mr. Panagiotis Drakopoulos and Mr. Vasileios Mavrogiannis, are also shareholders but not directors or officers ofGreenEra Ltd.

We have evaluated subsequent events through the date of issuance of the financial statements.

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

This 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and accompanying notes and the other financial information appearing else where in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Business

Company Overview

Prime Estates and Developments, Inc. (“Prime Estates”, “The Company”, “we”, or “us”) was incorporated in the State of Nevada on July 21, 2009 for the purpose of acquiring and operating commercial real estate and real estate related assets.  Our principal office is located at 200 South Wacker Drive, Suite 3100, Chicago, Illinois60606. Telephone: 312.674.4529.

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

Specifically, we have taken the following steps in furtherance of our business plan:
We have enriched our knowledge in the real estate market in Greece, Bulgaria, Romania and the United States by studying the existing statistics on this market and by having extensive discussions with many experts of the market as follows:

∙	Overall we have reviewed 39 properties or development projects in two countries, the USA and Greece.

∙	The types of properties we have reviewed are 8 residential and 31 commercial.

∙	Overall we have met with 37 real estate agents in two countries, the USA and Greece.

∙	We have met with 20 real estate agents in the U.S. and another 17 in Greece.

∙
We have contacted two appraisers, one in the U.S. and another one in Greece. The appraiser we contacted in Greece is able to make appraisals also in Bulgaria and in Romania. In his team he also includes other scientists such as architects, engineers, topographers and seismologists.

∙
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

∙
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

On February 17, 2011, we entered into an agreement with GreenEra, Ltd., a company formed under the laws of the Cyprus Republic, to acquire the rights of exploitation of a 60,000 hectares (approximately 150,000 acres) of forest land in Novo Aripuana, State of Amazones, Brazil.  The property can be developed and can probably produce carbon credits that when sold could produce profits. Any profits that will be gained from the development or the sale of the carbon credits will be shared 50-50 between PMLT and the owner of the forest land. The parties agree that:

•	Prime Estates will pay GreenEra $5,000 per month for approximately 34 years beginning in April 1, 2011.

•	Prime Estates will obtain financing sufficient to pay for all costs associated with obtaining the carbon credits, but not to exceed $1.2 million.

•	GreenEra will be the developer responsible for performing all actions necessary to obtain the credits.

GreenEra acquired the exclusive rights to develop and to obtain these carbon credits when it contracted with the landowner on December 28, 2009.  Therefore, Prime Estates & Developments Inc. has inherited the rights and obligations of that agreement which stipulates, in part:

•	The landowner has the right to veto sales of any credits under $2.00.

•
If GreenEra is unable to receive a carbon credit certification until December 31, 2013, or cannot sell, convey, assign, lend or sublet, carbon credits or any other rights or products the contract is voided.

Our Directors, Mr. Panagiotis Drakopoulos and Mr. Vasileios Mavrogiannis, are also shareholders but not directors or officers of GreenEra Ltd.

There is no limitation in the amount of funds we may invest in either property acquisition or property development.  There is no limitation on or percentage allocation of funds or assets between property acquisition and property development or between 100% ownership or joint venture ownership.

Results of Operations

As of January 31, 2011, the Company has not yet begun operations, has minimal assets and no revenues.  We have incurred general and administrative costs of $3,811,938 for the period from inception (July 21, 2009) to January 31, 2011, of which $3,720,196 is non-cash compensation for services.  For the three months ended January 31, 2011, we have incurred $12,038 of general and administrative costs.

We have also incurred interest costs of $476 and $1,428 for the six months ended January 31, 2011 and from inception (July 21, 2010) to January 31, 2011, respectively.

Three Months Ended January 31, 2011 versus Three Months Ended January 31, 2010

We incurred $11,464 of general and administrative expenses for the three months ended January 31, 2011 versus $7,897 for the same period in 2010 due to an increase in our statutory filing costs.  Our interest expense for the three moths ended January 31, 2011 versus 2010 was unchanged at $238.

Six Months Ended January 31, 2011 versus Six Months Ended January 31, 2010

We incurred $20,009of general and administrative costs for the six months ended January 31, 2011 versus $46,916for the same period in 2010.  In 2010, we had $10,196 in non-cash compensation costs and $12,000 of legal expenses associated with our S-11 filing.  We did not have these costs during the six months ended January 31, 2011.

Interest expense was unchanged during the six months ended January 31, 2011 versus the same period in 2010.  This interest is imputed on a shareholder loan of $15,872 which has not changed during the year.

Liquidity and Capital Resources

We will need to secure a minimum of $120,000in funds to finance our business in the next 12 months, in addition to the funds which will be used to stay public, which funds will be used as set forth below. However in order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We do not have any plans or specific agreements for new sources of funding, except for the anticipated loans from management as described below, or any planned material acquisitions.Our independent auditor’s report expresses substantial doubt about our ability to continue as a going concern.  At January 31, 2010, we had $996 in cash in our bank account.  We anticipate our monthly burn rate for the next 12 months to be approximately $10,000 per month, including the maximum estimated $25,000 costs of staying public as described herein.

Until we generate operating revenues or receive other financing, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, estimated to be less than $25,000 annually, will be funded as a loan from our officers and directors with no interest, to the extent that funds are available to do so. Our Officers and Directorsare not obligated to provide these or any other funds although they has indicated that they currently intend to do so and that theyhave sufficient liquid assets to meet all of these anticipated future obligations if we do not generate operating revenues or secure other funding.  There is no dollar limit to the amount they have agreed to provide.  At January 31, 2011, our Officers and Directors have loaned us $15,872. This contribution is not evidenced by a promissory note and bears no interest.If we fail to meet these requirements, we may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

Specifically, our plan of operations for the next 12 months is as follows:

•
From today until the end of March 2011 we plan to raise additional funds in order to be able to cover our operational expenses and have the needed financing to acquire our first pieces of real estate. We believe that the proceeds raised in our prior Private Placements will satisfy our cash requirements only until we finish our efforts for additional financing at the end of March 2011. If we will not be able to raise any additional funds by the end of March 2011 we do not anticipate to have the ability to continue our operations. We may need to obtain debt financing to implement our business plan. However, we initially contemplate pursuing equity financing only to cover our expenses and finance our first acquisitions of real estate properties. Of course, there is no assurance that we will be able to raise any future capital in any amount and if we fail to do so investors could lose their entire investment.  We estimate the cost of this equity financing if we are able to secure it to be about $6,000, primarily legal and accounting costs and filing fees associated with such an offering.

•
From the beginning of April 2011 until the end of April 2011 we plan to focus our efforts in order to locate the proper properties for acquisition and do a full estimation and due diligence on them. We also plan to create more collaborations with existing real estate agents in order to be able to locate more properties and receive offers from properties that are getting sold at opportunistic prices. We also plan to create collaborations with freelancers who will have specific experience and knowledge in certain specialized real estate areas such as appraisers, engineers, archeologists, etc. The freelancers will be used in case by case scenario whenever there is a need for their specialty. We wish to create such collaborations with freelancers in order to have accurate real estate estimations and development plans, and in order to have these services at discount prices. The cost that we estimate to have in order to locate the freelancers will be about $2,000.

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

•
In May 2011we believe that we will be able to close our first deal, do the necessary paperwork and therefore acquire our first property. Moreover, in order to have a diversified portfolio of properties we plan to locate and acquire at least three more properties by the end of November 2011. Among the properties that we will buy we intent to buy some properties that generate or will within a period of three months generate income from rent. Overall we plan to spend about 80% of the capital that we will have raised in order to acquire real estate properties in the next twelve months. Assuming that we will manage to raise about $10,000,000 until the end of March 2011, we will invest about $8,000,000 in real estate assets. Moreover, we plan to invest up to 5% of our raised funds in more liquid types of assets such as real estate related securities, primarily such as bonds backed by real estate.  We plan to keep the rest of our funds in cash. We estimate that the rest of our cash position will be enough to cover all operational expenses of the company at least until the end of the first quarter of 2012.

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

Subsidiaries

We do not have any subsidiaries.

Properties

As of January 31st, 2011, besides our leased office space, we do not lease or own any real property.

We rent the following property as our U.S. corporate office:

•           Address: City/State/Zip:  200 South Wacker Drive, Suite 3100, Chicago, Illinois60606
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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b)                 Use of Proceeds.

The Registrant did not sell any registered securities during the three months ended January 31, 2011.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved).

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

(a)	Exhibits.

Exhibit No.	Document Description
31.1	Certification of CEOpursuantto 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Prime Estates & Developments, Inc.

By: /s/ Panagiotis Drakopoulos	Date: March11, 2011
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE	NAME	TITLE	March 11, 2011
/s/ Vasileios Mavrogiannis	Vasileios Mavrogiannis	Treasurer/CFO,
Principal
Financial
Officer, and
Principal
Accounting
Officer

/s/ Panagiotis Drakopoulos	Panagiotis Drakopoulos	Principal
Executive
Officer and Secretary