Form 10-Q
period 2011-04-30
PRIME ESTATES & DEVELOPMENTS INC
filed 2011-06-10
CIK 1474167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________________ to ______________

Commission File Number:  333-162597

Prime Estates & Developments, Inc.

(Name of registrant in our charter)

Nevada	6552	27 0611758

(State or other jurisdiction of	(Primary Standard	IRS I.D.
incorporation or organization)	Industrial Classification
	Code Number)

200 South Wacker Drive, Suite 3100, Chicago, Illinois	60606

(Address of principal executive offices)	(Zip Code)

Telephone:  312.674.4529

N/A

(Former name, former address and former three months, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of June 2, 2011 there were 24,514,282 shares issued and outstanding of the registrant’s common stock.

PRIME ESTATES & DEVELOPMENTS, INC.
(A Development Stage Company)

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

PRIME ESTATES & DEVELOPMENTS, INC.
(A Development Stage Company)
BALANCE SHEETS

	04/30/11 (Unaudited)	07/31/10
ASSETS
Cash and equivalents	$61,449	$470

TOTAL ASSETS	61,449	470

LIABILITIES
Accounts payable and accrued expenses	$-	$2,079
Note payable - related party	5,000	15,872

TOTAL LIABILITIES	5,000	17,951

SHAREHOLDERS' EQUITY / (DEFICIT)
Preferred stock, par value $0.001, authorized 100 million shares, none issued and outstanding at 10/31/09.	-	-
Common stock, par value $0.001, authorized 200 million, 24,514,282 and 24,218,960 issued and outstanding at 04/30/11 and 7/31/10, respectively.	24,514	24,219
Additional paid-in capital	3,932,598	3,751,129
Deficit accumulated during the development phase	(3,900,663)	(3,792,829)
TOTAL SHAREHOLDERS' EQUITY / (DEFICIT)	56,449	(17,481)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY / (DEFICIT)	$61,449	$470

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES AND DEVELOPMENTS, INC.
(A Development Stage Company)
RESULTS OF OPERATIONS
(Unaudited)

	Nine Months Ended Apr 30,		Three Months Ended Apr 30,		From Inception (7/21/09) to Apr 30, 2011
	2011	2010	2011	2010

Interest income	$-	$-	$-	$-	$52

General and administrative expenses	107,199	68,002	87,190	21,086	3,899,128
Interest expense - related parties	635	714	159	238	1,587

Net operating loss	(107,834)	(68,716)	(87,349)	(21,324)	(3,900,663)

NET LOSS	$(107,834)	$(68,716)	$(87,349)	$(21,324)	$(3,900,663)

Net loss per share, basic and fully diluted	$-	$-	$-	$-
Weighted average number of shares outstanding	24,282,680	20,431,140	24,355,563	20,508,454

PRIME ESTATES AND DEVELOPMENTS, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Date	Shares	Amount	Additional Paid In Capital	Develop. Stage Deficit	Total Shareholders' Deficit
Balances at inception		-	-	-	-	-
Founders' shares	07/31/09	20,000,000	$20,000	$(20,000)	$-	$-
Net loss, 7/21/09 to 7/31/09					(4,600)	(4,600)
Balances, 7/31/09		20,000,000	20,000	(20,000)	(4,600)	(4,600)

Shares issued for services	08/04/09	101,960	102	10,094		10,196
	06/16/10	3,710,000	3,710	3,706,290		3,710,000
Shares issued for cash	09/15/09	392,000	392	38,808		39,200
	02/03/10	15,000	15	14,985		15,000
Imputed interest on related-party debt				952		952
Net loss, year ended 7/31/10					(3,788,229)	(3,788,229)
Balances, 7/31/10		24,218,960	24,219	3,751,129	(3,792,829)	(17,481)

Shares issued for cash	10/31/10	56,322	56	22,473		22,529
	03/16/11	10,000	10	5,990		6,000
	03/18/11	100,000	100	59,900		60,000
	03/31/11	14,000	14	8,386		8,400
	04/01/11	35,000	35	20,965		21,000
Shares issued for services	04/18/11	80,000	80	63,120		63,200

Imputed interest on related-party debt				635		635
Net loss, nine months ended Apr 30, 2011					(107,834)	(107,834)
Balances, 04/30/11		24,514,282	$24,514	$3,932,598	$(3,900,663)	$56,449

The accompanying notes are an integral part of these financial statements

PRIME ESTATES AND DEVELOPMENTS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended Apr 30, 2011	Nine Months Ended Apr 30, 2010	From Inception (7/21/09) to Apr 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(107,834)	$(68,716)	$(3,900,663)

Adjustments to reconcile net loss with cash used in operations:
Stock based compensation	63,200	10,196	3,783,396
Imputed interest	635	714	1,587
Change in operating assets and liabilities:	-
Other current assets	-	(5,000)	-
Accounts payable and accrued expenses	(2,079)	(2,100)	-
Related party accounts payable	5,000	-	5,000

Net cash used in operating activities	(41,078)	(64,906)	(110,680)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-	-
Net cash provided by / used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	1,650	15,872	17,522
Principal payments on related party debt	(17,522)		(17,522)
Proceeds from the sale of common stock	117,929	54,200	172,129

Net cash provided by financing activities	102,057	70,072	172,129

NET INCREASE / (DECREASE) IN CASH	60,979	5,166	61,449

Cash at beginning of period	470	-	-
Cash at end of period	$61,449	$5,166	$61,449

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES & DEVELOPMENTS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
APRIL 30, 2011

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

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of April 30, 2011 and July 31, 2010, there were no cash equivalents.

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

Income Taxes
The Company accounts for income taxes under the accounting rules related to income taxes (“Codification Topic 740”). Under these rules, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the periods ending April 30, 2011 and July 31, 2010.

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

Organizational and Offering Costs
Costs incurred to organize the Company are expensed as incurred. Offering costs incurred in connection with the Company’s common share offerings are reflected as a reduction of capital upon the receipt of the net proceeds of the offering or charged to expense if the offering is not completed. No such costs have been incurred as of April 30, 2011.

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

The Company had incurred losses and has a working capital deficit as of April 30, 2011, these factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the nine months ended April 30, 2011, we issued 215,322 shares to eight accredited investors for $117,929 in cash.   Also, on April 18, 2011, we issued 80,000 shares of our common stock to a consultant for services.  We valued these shares at the closing price on the grant date ($0.72 per share) and charged General and Administrative Expense with $63,200.

Preferred Stock
The Company is authorized to issue 100 million shares of preferred stock which has preferential liquidation rights over common stock and is non-voting.  As of April 30, 2011, no shares have been issued.

Potentially Dilutive Securities
No options, warrants or other potentially dilutive securities have been issued as of April 30, 2011.

NOTE 4 – INCOME TAXES

The Company has tax losses which may be applied against future taxable income. The potential tax benefits arising from these loss carry-forwards expire beginning in 2029 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The estimated net tax loss carry-forward was approximately $117,267 at April 30, 2011, resulting in a potential tax benefit of approximately $41,043.

The significant components of the deferred tax asset as of April 30, 2011 and July 31, 2010 are as follows:

	Apr 30, 2011	July 31, 2010
Net operating loss carry-forwards	41,043	25,422
Valuation allowance	(41,043)	(25,422)
Net deferred tax asset	$-	$-

NOTE 5 – RELATED PARTY TRANSACTIONS

In January, 2010, a shareholder paid expenses on behalf of the company totaling $15,872.  Again in March, 2011 this shareholder paid expenses of $1,650. This contribution is not evidenced by a promissory note and bears no interest.  For the nine months ended April 30, 2011, we imputed $635 of interest, charging interest expense with that amount and increasing Additional Paid in Capital.

On March 18, 2011 the shareholder was repaid the advances of $17,522.

NOTE 6 – AGREEMENT WITH GREEN ERA LTD.

On February 17, 2011, we entered into an agreement with GreenEra, Ltd., a company formed under the laws of the Cyprus Republic, to acquire the rights of exploitation of a 60,000 hectares (approximately 150,000 acres) of forest land in Novo Aripuana, State of Amazones, Brazil.  The property can be developed and can probably produce carbon credits that when sold could produce profits. Any profits that will be gained from the development or the sale of the carbon credits will be shared 50-50 between PMLT and the owner of the forest land. The parties agree that:

•
Prime Estates will pay GreenEra $5,000 per month for approximately 34 years beginning in April 1, 2011.  Prime Estates has the right to cancel the agreement.  Upon such cancellation, no future obligation to GreenEra would exist.

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

NOTE 7 – SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of issuance of the financial statements.  No subsequent event was noted.

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

∙
We have signed Consulting Agreements with  9 consultants that will assist the company in Management, Public Relations, Investor Relations, Strategic Planning, Corporate organization & structure, estimation, due diligence, acquisition, development, renovation, sale, and management of Real Estate properties, locating proper Real Estate, management of Real Estate, and locating and introducing buyers for Real Estate that the company wishes to lease or sell.

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

Results of Operations

Three Months Ended April 30, 2011 versus Three Months Ended April 30, 2010

We incurred $87,190 of general and administrative expenses for the three months ended April 30, 2011 versus $21,086 for the same period in 2010.  This increase is principally due to our accrual of our monthly costs associated with our agreement with GreenEra, Ltd and our inclusion of Officer and Director salaries which began in April, 2011.  In addition, we incurred $63,200 in non-cash compensation expense for the three months ended April 30, 2011 whereas we had no such charge during the same period in 2010.

Our interest expense for the three months ended April, 2011 versus 2010 witnessed a decrease from $238 to 159 because the loan was paid of during the period in 2011.

Nine Months Ended April 30, 2011 versus Nine Months Ended April 30, 2010

We incurred $107,199 of general and administrative costs for the nine months ended April 30, 2011 versus $68,002 for the same period in 2010.  In 2010, we had $10,196 in non-cash compensation costs and $12,000 of legal expenses associated with our S-11 filing whereas we incurred $63,200 in non-cash compensation costs during the nine months ended April 30, 2011.

Interest expense was slightly decreased (from $714 in 2010 to $635 in 2011) due to the fact that the shareholder loan was repaid during the current period.

Liquidity and Capital Resources

We will need to secure a minimum of $120,000 in funds to finance our business in the next 12 months, in addition to the funds which will be used to stay public, which funds will be used as set forth below. However in order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We do not have any plans or specific agreements for new sources of funding, except for the anticipated loans from management as described below, or any planned material acquisitions.  Our independent auditor’s report expresses substantial doubt about our ability to continue as a going concern.  At April 30, 2010, we had $61,449 in cash in our bank account.  We anticipate our monthly burn rate for the next 12 months to be approximately $20,000 per month, including the maximum estimated $50,000 costs of staying public as described herein.

Until we generate operating revenues or receive other financing, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, estimated to be less than $ 50,000 annually , will be funded as a loan from our officers and directors with no interest, to the extent that funds are available to do so. Our Officers and Directors are not obligated to provide these or any other funds although they have indicated that they currently intend to do so and that they have sufficient liquid assets to meet all of these anticipated future obligations if we do not generate operating revenues or secure other funding.  There is no dollar limit to the amount they have agreed to provide.

Additionally, between November  2010 and April 2011 we have raised $117,929 for operations through the sale of our stock under transactions exempt from registration under Regulation S (see Note 3 to the financial statements).

If we fail to meet these requirements, we may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

Specifically, our plan of operations for the next 12 months is as follows:

•
From today until the end of 2011 we plan to raise additional funds in order to be able to cover our operational expenses and have the needed financing to acquire our first pieces of real estate. We believe that the proceeds raised in our prior Private Placements will satisfy our cash requirements only until we finish our efforts for additional financing at the end of 2011. If we will not be able to raise any additional funds by the end of 2011 we do not anticipate having the ability to continue our operations. We may need to obtain debt financing to implement our business plan. However, we initially contemplate pursuing equity financing only to cover our expenses and finance our first acquisitions of real estate properties. Of course, there is no assurance that we will be able to raise any future capital in any amount and if we fail to do so investors could lose their entire investment.  We estimate the cost of this equity financing if we are able to secure it to be about $6,000, primarily legal and accounting costs and filing fees associated with such an offering.

•
By the end of 2011 we also plan to focus our efforts in order to locate the proper properties for acquisition and do a full estimation and due diligence on them. We also plan to collaborate with existing real estate agents in order to be able to locate more properties and receive offers from properties that are getting sold at opportunistic prices. We also plan to create collaborations with freelancers who will have specific experience and knowledge in certain specialized real estate areas such as appraisers, engineers, archeologists, etc. The freelancers will be used in case by case scenario whenever there is a need for their specialty. We wish to create such collaborations with freelancers in order to have accurate real estate estimations and development plans, and in order to have these services at discount prices. The cost that we estimate to have in order to locate the freelancers will be about $2,000.

•
Moreover, by the end of 2011 we believe that we will be able to locate enough real estate opportunities and do a full estimation and due diligence on them so that we will be able to take our first decision to acquire our first property. We estimate that the cost in order to locate a property at an opportunistic price and the cost of the needed due diligence for the first property will be about $3,000.

•
By the end of 2011, or the first quarter of 2012, we believe that we will be able to close our first deal, do the necessary paperwork and therefore acquire our first property. Moreover, in order to have a diversified portfolio of properties we plan to locate and acquire at least three more properties. Among the properties that we intend to buy are those that generate or will within a period of three months generate income from rent. Overall we plan to spend about 80% of the capital that we will have raised in order to acquire real estate properties in the next twelve months. Assuming that we will manage to raise about $10,000,000 until the end of 2011, we will invest about $8,000,000 in real estate assets. Specifically, we plan to invest a portion of these funds , no more than $1,200,000, in order to possibly develop the forest that we have acquired its rights in the Amazonas, Brazil. Moreover, we plan to invest up to 5% of our raised funds in more liquid types of assets such as real estate related securities, primarily such as bonds backed by real estate.  We plan to keep the rest of our funds in cash. We estimate that the rest of our cash position will be enough to cover all operational expenses of the company at least until the end of the first quarter of 2012.

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

As of April 30, 2011, besides our leased office space, we do not lease or own any real property.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities.

In October 2010, we sold 56,322 shares of common stock to 4 non-U.S. investors at $0.40 for total consideration of $22,528.80.

In March and April, 2011, we sold 159,000 shares of common stock to 4 non-US investors at $0.60 per share for total consideration of $95,400.

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

The Registrant did not sell any registered securities during the three months ended April 30, 2011.

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

Prime Estates & Developments, Inc.

/s/ Panagiotis Drakopoulos
Panagiotis Drakopoulos	June 10, 2011
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE	NAME	TITLE	DATE
/s/ Vasileios Mavrogiannis	Vasileios Mavrogiannis	Treasurer/CFO	June 10, 2011

/s/ Panagiotis Drakopoulos	Panagiotis Drakopoulos	Principal Executive Officer, Secretary	June 10, 2011