Form 10-K
period 2011-07-31
PRIME ESTATES & DEVELOPMENTS INC
filed 2011-11-02
CIK 1474167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  July 31, 2011

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
Yes ☒      No ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $4,916,916 as of Oct.19, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  24,514,282 as of October 31, 2011.

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

Specifically, we have taken the following steps in furtherance of our business plan:

We have enriched our knowledge in the real estate market in Greece, Bulgaria, Romania and the United States by studying the existing statistics on this market and by having extensive discussions with many experts of the market as follows:

•	Overall we have reviewed over 40 properties or development projects in two countries, the USA and Greece.

•	The types of properties we have reviewed are residential and commercial.

•	Overall we have met with many real estate agents in two countries, the USA and Greece.

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

On February 17, 2011, we entered into an agreement with GreenEra, Ltd., a company formed under the laws of the Cyprus Republic, to acquire the rights of exploitation of a 60,000 hectares (approximately 150,000 acres) of forest land in Novo Aripuana, State of Amazonas, Brazil.  The property can be developed and can probably produce carbon credits that when sold could produce profits. Any profits that will be gained from the development or the sale of the carbon credits will be shared 50-50 between PMLT and the owner of the forest land. The parties agree that:

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

In August 18, 2011, we signed a JV with Pelion Exclusive. Pelion Exclusive will actively seek and propose investment opportunities especially in the area of distressed residential and commercial real estate properties for merger and/or acquisition. Pelion Exclusive may also assist Prime in the financing and development of real estate projects. It may also perform property management, asset management and propose possible buyers for the ultimate disposition of the properties.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the year ended July 31, 2010.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “PMLT.”

Bid Information*

Quarter Ended	High	Low

October 31, 2009	-	-
January 31, 2010	-	-
April 30, 2010	-	-
July 31, 2010	$1.25	$1.25

October 31, 2010	$1.25	$0.25
January 31, 2011	1.01	0.45
April 30, 2011	1.01	0.30
July 31, 2011	1.09	0.21

* The quotation do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock should our stock ever be traded on a public market. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of July 31, 2011, we had 24,514,282 shares of our common stock issued and outstanding, held by approximately 71 persons.

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

•
By the end of 2011, or the first quarter of 2012, we believe that we will be able to close our first deal, do the necessary paperwork and therefore acquire our first property. Moreover, in order to have a diversified portfolio of properties we plan to locate and acquire at least three more properties. Among the properties that we intend to buy are those that generate or will within a period of three months generate income from rent. Overall we plan to spend about 80% of the capital that we will have raised in order to acquire real estate properties in the next twelve months. Assuming that we will manage to raise about $10,000,000 until the end of 2011, we will invest about $8,000,000 in real estate assets. Specifically, we plan to invest a portion of these funds, no more than $1,200,000, in order to possibly develop the forest that we have acquired its rights in the Amazonas, Brazil. Moreover, we plan to invest up to 5% of our raised funds in more liquid types of assets such as real estate related securities, primarily such as bonds backed by real estate.  We plan to keep the rest of our funds in cash. We estimate that the rest of our cash position will be enough to cover all operational expenses of the company at least until the end of the first quarter of 2012.

•	As soon as we succeed with the above-mentioned targets we intend to continue our business with more efforts to raise additional funds in order to be able to acquire more real estate assets.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Employees

We do not have plans to change the number of our employees during the next twelve months.

Results of Operations for the year ended July 31, 2011 versus 2010

We have not earned any revenues since our inception on July 21, 2009 aside from a de minimus amount of interest income.  We do not anticipate earning revenues until such a time that we will be able to close our first real estate transaction.

We incurred operating expenses in the amount of $169,245, including related-party interest of $835 for the year ended July 31, 2011 versus $3,788,229 for the same period in 2010.  The majority of the cost in 2010 is non-cash in nature and consists of shares issued to eight consultants (3,811,960 shares issued with a corresponding general and administrative expense of $3,720,196).  The year ended July 31, 2011 contained only $63,200 of non-cash costs.

We anticipate our operating expenses will increase as we more fully implement our business plan. The increase will be attributable to expenses to operating our business, and the professional fees to be incurred in connection with our reporting obligations as a public company as our business activity increases.

Liquidity and Capital Resources

As of July 31, 2011, we had $15,238 of cash and a working capital deficit of $4,762.  We currently do not engage nor intend to engage in any business activities that provide cash flow until we enter into our first real estate transaction.

Off Balance Sheet Arrangements

As of July 31, 2011, there were no off balance sheet arrangements.

Going Concern

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have had no operating revenues and have generated no operations.

In order to continue as a going concern and achieve a profitable level of operation, we will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management's plans include seeking capital to acquire operating real estate that should provide cash flows from operations.

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

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on December 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting.   Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of July 31, 2011, as the result of a material weakness.   The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. We had the following significant deficiencies at July 31, 2010:

·	We have only one consultant to oversee bank reconciliations, posting payables, and so forth, so there are no checks and balances on internal controls.

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

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the name of our sole executive officers and directors and their ages as of July 31, 2011 and their present positions.

Name	Age	Position Held with the Company
Panagiotis Drakopoulos	39	Chief Executive Officer and Board Chairman
Vasileios Mavrogiannis	39	Chief Financial Officer and Director

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

Directors

Our bylaws authorize no less than one (1) and more than nine (9) directors.  As of July 31, 2011, we had two directors:  Vasileios Mavrogiannis and Panagiotis Drakopoulos.  On October 25, 2010, Mr. Sinnis, who was a director and CEO upon formation, was replaced by Panagiotis Drakopoulos as Chairman of the Board.

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

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,

•
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

•
Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

•	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

•	Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended July 31, 2011, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended July 31, 2011:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Panagiotis Drakopoulos, Chief Executive Officer and Board Chairman	1	0	1
Vasileios Mavrogiannis, Chief Financial Officer and Director	1	0	1

Code of Ethics

As of July 31, 2011, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal year ended July 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name	YE 7/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Vasileios Mavrogiannis	2011	20,000	-	-	-	-	-	-	20,000
	2010	-	-	-	-	-	-	-	-

Panagiotis Drakopoulos	2011	20,000	-	-	-	-	-	-	20,000
	2010	-	-	-	-	-	-	-	-

Mr. Drakopoulos is the Chief Executive Officer and Board Chairman
Mr. Mavrogiannis is the Chief Financial Officer and a Director

Narrative Disclosure to the Summary Compensation Table

On April 1, 2011, we entered into oral arrangements with Messrs. Mavrogiannis and Drakopoulos to provide compensation in the amount of $5,000 per month. There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of July 31, 2011.

OUTSTANDING EQUITY AWARDS AT YEAR END
Name	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Option Expiration Date	No. of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: No. of Unearned Shares, Units or Other Rights That Have Not Vested
	Exercisable	Unexercisable

Vasileios Mavrogiannis	-	-	-	-	-	-	-	-	-

Panagiotis Drakopoulos	-	-	-	-	-	-	-	-	-

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our director for all services rendered in all capacities to us for the period from inception (July 21, 2009) through July 31, 2011.

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

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director for the period from inception (July 21, 2009) to July 31, 2011.

We have no formal plan for compensating our directors for their services in their capacity as directors.  In the future we may grant options to our directors to purchase shares of common stock as determined by our Board of Directors or a compensation committee that may be established.

Stock Option Plans

We did not have a stock option plan as of July 31, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of July 31,2011  , by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 24,514,282   shares of common stock issued and outstanding as of July 31, 2011.

Name and Address of Beneficial Owners of Common Stock1	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock
Vasileios Mavrogiannis 200 South Wacker Drive, Suite 3100, Chicago, 60606, IL.	Common Stock	11,291,727	46%

Panagiotis Drakopoulos 200 South Wacker Drive, Suite 3100, Chicago, 60606, IL.	Common Stock	11,291,727	46%
DIRECTORS AND OFFICERS as a group [2 persons] – TOTAL		17,958,394	73.3%

[1]  Includes 4,625,061 shares of common stock owned by Dynamic Investments, Ltd. of which Mr. Drakopoulos and Mr. Mavrogiannis are both beneficial owners.

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

At July 31, 2011, we owed $20,000 to GreenEra, Ltd., a company in which our directors, Messrs. Panagiotis Drakopoulos and Vasileios Mavrogiannis are shareholders (see Note 6).

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

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended July 31,	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$9,100	$0	$0	$0
2010	$8,700	$0	$0	$0
Inception (7/21/09) to 7/31/09	$0	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheets as of July 31, 2011 and 2010;

F-3	Statements of Operations for the year ended July 31, 2011 and 2010, and the periods from inception (July 21, 2009) to July 31, 2011;

F-4	Statement of Stockholders’ Deficit for period from inception to July 31, 2011;

F-5	Statements of Cash Flows for the year ended July 31, 2011 and 2010, and the periods from inception (July 21, 2009) to July 31, 2011;

F-6	Notes to Financial Statements

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (1)

3.2	Bylaws, as amended (1)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
October 31 , 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	Vasileios Mavrogiannis
Vasileios Mavrogiannis Chief Financial Officer and Director
October 31 , 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Prime Estates and Developments, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Prime Estates and Developments, Inc.(A Development Stage Company) as of July 31, 2011 and 2010 and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for the periods then ended and from inception (July 21, 2009) through July 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prime Estates and Developments, Inc. as of July 31, 2011 and 2010, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
November 2, 2011

PRIME ESTATES AND DEVELOPMENTS, INC.
 (A Development Stage Company)
Balance Sheets

	07/31/11	07/31/10
ASSETS
Cash and equivalents	$15,238	$470

TOTAL ASSETS	$15,238	$470

CURRENT LIABILITIES
Accounts payable and accrued expenses	$-	$2,079
Accrued expenses - related party	20,000	-
Note payable - related party	-	15,872

TOTAL CURRENT LIABILITIES	20,000	17,951

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001, authorized 100 million shares, none issued and outstanding at 10/31/09.	-	-

Common stock, par value $0.001, authorized 200 million, 24,514,282 and 24,218,960 issued and outstanding at July 31, 2011 and 2010, respectively.	24,514	24,219
Additional paid-in capital	3,932,798	3,751,129
Deficit accumulated during the development phase	(3,962,074)	(3,792,829)
TOTAL SHAREHOLDERS' EQUITY	(4,762)	(17,481)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$15,238	$470

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES AND DEVELOPMENTS, INC.
 (A Development Stage Company)
Statements of Operations

	Year Ended July 31,		From
	2011	2010	Inception (7/21/09) to Jul 30, 2011

Interest income	$-	$52	$52

General and administrative expenses	168,410	3,787,329	3,960,339
Interest expense - related parties	835	952	1,787

Net operating loss	(169,245)	(3,788,229)	(3,962,074)

NET LOSS	$(169,245)	$(3,788,229)	$(3,962,074)

Net loss per share, basic and fully diluted	$(0.01)	$(0.18)
Weighted average number of shares outstanding	24,436,238	20,908,152

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES AND DEVELOPMENTS, INC.
 (A Development Stage Company)
Statements of Shareholders' Equity (Deficit)

		Common Stock, Par Value $0.001
	Date	Shares	Amount	Additional Paid In Capital	Develop. Stage Deficit	Total Shareholders' Deficit

Balances at inception		-	$-	$-	$-	$-
Founders' shares	07/31/09	20,000,000	20,000	(20,000)	-	-
Net loss, 7/21/09 to 7/31/09					(4,600)	(4,600)
Balances, 7/31/09		20,000,000	20,000	(20,000)	(4,600)	(4,600)

Shares issued for services	08/04/09	101,960	102	10,094		10,196
Shares issued for cash	09/15/09	392,000	392	38,808		39,200
	02/03/10	15,000	15	14,985		15,000

Imputed interest on related-party debt				952		952
Shares issued for services	06/16/10	3,710,000	3,710	3,706,290		3,710,000
Net loss, year ended 7/31/10					(3,788,229)	(3,788,229)

Balances, 7/31/10		24,218,960	24,219	3,751,129	(3,792,829)	(17,481)

Shares issued for services	04/28/11	80,000	80	63,120		63,200
Shares issued for cash	10/30/10	56,322	56	22,473		22,529
	03/16/11	10,000	10	5,990		6,000
	03/18/11	100,000	100	59,900		60,000
	03/31/11	14,000	14	8,386		8,400
	04/01/11	35,000	35	20,965		21,000

Imputed interest on related-party debt				835		835
Net loss, year ended 7/31/11					(169,245)	(169,245)

Balances, 7/31/11		24,514,282	$24,514	$3,932,798	$(3,962,074)	$(4,762)

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES AND DEVELOPMENTS, INC.
 (A Development Stage Company)
Statements of Cash Flows

			From Inception
	Year Ended July 31,		(7/21/09) to July
	2011	2010	31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(169,245)	$(3,788,229)	$(3,962,074)

Adjustments to reconcile net loss with cash used in operations:
Stock based compensation	63,200	3,720,196	3,783,396
Imputed interest	835	952	1,787
Change in operating assets and liabilities:
Accounts payable and accrued expenses	(2,079)	(2,521)	-
Accrued expenses, related-party	20,000	-	20,000

Net cash used in operating activities	(87,289)	(69,602)	(156,891)

CASH FLOWS FROM INVESTING ACTIVITIES
	-		-
Net cash provided by / used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	1,650	15,872	17,522
Principal payments on related-party note payable	(17,522)	-	(17,522)
Proceeds from the sale of common stock	117,929	54,200	172,129

Net cash provided by financing activities	102,057	70,072	172,129

NET INCREASE / (DECREASE) IN CASH	14,768	470	15,238

Cash at beginning of period	470	-	-
Cash at end of period	$15,238	$470	$15,238

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES AND DEVELOPMENTS, INC.
 (A Development Stage Company)
Notes to Financial Statements
July 31, 2011 and 2010

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There are no cash equivalents at July 31, 2011 nor 2010.

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

Basic and Diluted Net Loss Per Share

The Company follows ASC No. 260, “Earnings Per Share” (ASC No. 260) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded.  For the periods ended July 31, 2011 and 2010, there were no common stock equivalents.

As of the year ended July 31, 2011 and 2010, there were no potentially dilutive securities outstanding.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of July 31, 2011. The Company’s financial instruments consist of cash, accounts payable and notes payable to a related party.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on December 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.   The Company has had no revenues and has generated from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and developing a consistent source of operating revenues.   Management's plans include seeking financing to acquire productive real estate properties.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – CAPITAL STRUCTURE

Common Stock
The Company is authorized to issue 200 million common shares and has issued 24,514,282 as of July 31, 2011.

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

On April 28, 2011, we issued 80,000 shares of common stock to a consultant for services.  We valued the shares at the closing price on the grant date ($0.79 per share) and charged general and administrative expenses with $63,200.

During the year ended  July 31, 2011, we entered into the following private placements for cash:

Date	Price Per Share	Shares	Proceeds
10/30/11	$0.40	56,322	$22,529
03/16/11	0.60	10,000	6,000
03/18/11	0.60	100,000	60,000
03/31/11	0.60	14,000	8,400
04/01/11	0.60	35,000	21,000

Preferred Stock
The Company is authorized to issue 100 million shares of preferred stock which has preferential liquidation rights over common stock and is non-voting.  As of July 31, 2011, no shares have been issued.

Potentially Dilutive Securities
No options, warrants or other potentially dilutive securities have been issued as of July 31, 2011.

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the periods ended July 31, 2011 and 2010 due to the following:

	2011	2010
Net operating loss carryforwards	$62,537	$25,422
Valuation allowance	(62,537)	(25,422)
	$-	$-

At July 31, 2011, the Company had net operating loss forwards of approximately $178,600 that may be offset against future taxable income through 2026.  No tax benefit has been reported in the July 31, 2011 or 2010 financial statements due to the uncertainty surrounding the realizability of the benefit.  The potential tax benefit is offset by a valuation allowance of the same amount.

NOTE 6 – AGREEMENT WITH GREENERA LTD.

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

•
Prime Estates will obtain financing sufficient to pay for all costs associated with obtaining the carbon credits, but not to exceed $1.2 million. There is no due date for the payment of this amount. Prime Estates has the right to cancel the agreement.  Upon such cancellation, no future obligation to GreenEra would exist.

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

We need to raise sufficient financing in order to begin the development of any project related to the above forest land. We are researching and studying the carbon credit market and the needed process, including the companies we might need to hire for the needed studies, in case that we will proceed with the issuance of carbon credits that could be produced by the specific forest land.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

At July 31, 2011, we owed $20,000 to GreenEra, Ltd., a company in which our directors, Messrs. Panagiotis Drakopoulos and Vasileios Mavrogiannis are shareholders (see Note 6).

We believe that all related party transactions were on terms at least as favorable as we would have secured in arm’s-length transactions with third parties.  Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

NOTE 8 – LEASES

The Company conducts its operations from facilities located in Chicago, Illinois for which we pay approximately $1,400 per month. Rent expense for the years ended July 31, 2011 and 2010 were $13,883 and zero, respectively.

The following is a schedule of future lease payments as of July 31, 2011:

Year	Amount
2012	$13,663
2013	2,277

Note 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued.

Item 15. Exhibits

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prime Estates and Developments, Inc.

Date: November 2, 2011	By:	/s/ Panagiotis Drakopoulos

Panagiotis Drakopoulos

Chairman and Chief Executive Officer

In accordance with the Exchange Act , this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Vasileios Mavrogiannis

Vasileios Mavrogiannis	Date: November 2, 2011

Chief Financial Officer and Director

/s/ Panagiotis Drakopoulos

Panagiotis Drakopoulos	Date: November 2, 2011

Corporate Secretary and Director