Form 10-Q
period 2011-10-31
PRIME ESTATES & DEVELOPMENTS INC
filed 2011-12-12
CIK 1474167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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
Yes ☐ No ☒

As of November 28, 2011 there were 24,684,282 shares issued and outstanding of the registrant’s common stock.

 PRIME ESTATES & DEVELOPMENTS, INC.

(A Development Stage Company)

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

PRIME ESTATES & DEVELOPMENTS, INC.
(A Development Stage Company)
BALANCE SHEETS

	10/31/11 (Unaudited)	07/31/11
ASSETS
Cash and equivalents	$3,558	$15,238

TOTAL ASSETS	3,558	15,238

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,108	$-
Accrued expenses - related party	55,000	20,000
Note payable - related party	5,000	-

TOTAL CURRENT LIABILITIES	66,108	20,000

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001, authorized 100 million shares, none issued and outstanding.	-	-
Common stock, par value $0.001, authorized 200 million, 24,637,782 and 24,514,282 issued and outstanding at October 31, 2011 and July 31, 2011, respectively.	24,638	24,514
Additional paid-in capital	4,007,371	3,932,798
Common stock payable	27,900	-
Deficit accumulated during the development phase	(4,122,459)	(3,962,074)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(62,550)	(4,762)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$3,558	$15,238

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES AND DEVELOPMENTS, INC.
(A Development Stage Company)
RESULTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,		From
	2011	2010	Inception (7/21/09) to Oct 31, 2011

Interest income	$-	$-	$52

General and administrative expenses	159,788	8,545	4,120,127
Interest expense - related parties	597	238	2,384

Net operating loss	(160,385)	(8,783)	(4,122,459)

NET LOSS	$(160,385)	$(8,783)	$(4,122,459)

Net loss per share, basic and fully diluted	$(0.01)	$(0.00)
Weighted average number of shares outstanding	24,601,239	24,219,572

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES AND DEVELOPMENTS, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

		Common Stock, Par Value $0.001
	Date	Shares	Amount	Additional Paid In Capital	Common Stock Payable		Develop. Stage Deficit	Total Shareholders' Deficit

Balances at inception		-	$-	$-	$		$-	$-
Founders' shares	07/31/09	20,000,000	20,000	(20,000)			-	-
Net loss, 7/21/09 to 7/31/09							(4,600)	(4,600)
Balances, 7/31/09		20,000,000	20,000	(20,000)		-	(4,600)	(4,600)

Shares issued for services	08/04/09	101,960	102	10,094				10,196
Shares issued for cash	09/15/09	392,000	392	38,808				39,200
	02/03/10	15,000	15	14,985				15,000

Imputed interest on related-party debt				952				952
Shares issued for services	06/16/10	3,710,000	3,710	3,706,290				3,710,000
Net loss, year ended 7/31/10							(3,788,229)	(3,788,229)

Balances, 7/31/10		24,218,960	24,219	3,751,129		-	(3,792,829)	(17,481)

The accompanying notes are an integral part of these financial statements

PRIME ESTATES AND DEVELOPMENTS, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Continued)
(Unaudited)

		Common Stock, Par Value $0.001
	Date	Shares	Amount	Additional Paid In Capital	Common Stock Payable		Develop. Stage Deficit		Total Shareholders' Deficit

Shares issued for services	04/28/11	80,000	$80	$63,120	$		$		$63,200
Shares issued for cash	10/30/10	56,322	56	22,473					22,529
	03/16/11	10,000	10	5,990					6,000
	03/18/11	100,000	100	59,900					60,000
	03/31/11	14,000	14	8,386					8,400
	04/01/11	35,000	35	20,965					21,000

Imputed interest on related-party debt				835					835
Net loss, year ended 7/31/11								(169,245)	(169,245)

Balances, 7/31/11		24,514,282	24,514	3,932,798		-		(3,962,074)	(4,762)

Stock issued for cash	08/09/11	23,500	24	14,076					14,100
Stock issued for services	08/12/11	100,000	100	59,900					60,000
Stock payable for services						27,900			27,900
Imputed interest on related-party debt				597					597
Net loss, quarter ended 10/31/11								(160,385)	(160,385)

Balances, 10/31/11		24,637,782	$24,638	$4,007,371		$27,900		$(4,122,459)	$(62,550)

PRIME ESTATES AND DEVELOPMENTS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended October 31,		From
	2011	2010	Inception (7/21/09) to Oct 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(160,385)	$(8,783)	$(4,122,459)

Adjustments to reconcile net loss with cash used in operations:
Stock based compensation	60,000	-	3,843,396
Stock payable for services	27,900	-	27,900
Imputed interest	597	238	2,384
Change in operating assets and liabilities:	-	-	-
Prepaid expenses and other current assets	-	-	-
Accounts payable and accrued expenses	6,108	(923)	6,108
Accrued expenses, related-party	35,000		55,000

Net cash used in operating activities	(30,780)	(9,468)	(187,671)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-	-
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party note payable	5,000	-	22,522
Principal payments on related-party note payable	-	-	(17,522)
Proceeds from the sale of common stock	14,100	9,050	186,229

Net cash provided by financing activities	19,100	9,050	191,229

NET INCREASE / (DECREASE) IN CASH	(11,680)	(418)	3,558

Cash at beginning of period	15,238	470	-
Cash at end of period	$3,558	$52	$3,558

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES & DEVELOPMENTS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
OCTOBER 31, 2011

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

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of October 31, 2011 and July 31, 2011, there were no cash equivalents.

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

Income Taxes
The Company accounts for income taxes under the accounting rules related to income taxes (“Codification Topic 740”). Under these rules, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the periods ending October 31, 2011 and July 31, 2011.

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

Organizational and Offering Costs
Costs incurred to organize the Company are expensed as incurred. Offering costs incurred in connection with the Company’s common share offerings are reflected as a reduction of capital upon the receipt of the net proceeds of the offering or charged to expense if the offering is not completed. No such costs have been incurred as of October 31, 2011.

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

The Company had incurred losses and has a working capital deficit as of October 31, 2011; these factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – CAPITAL STRUCTURE

Common Stock
The Company is authorized to issue 200 million common shares.  At July 31, 2011, we had 24,514,282 common shares issued and outstanding.

During the three months ended October 31, 2011, we issued 100,000 shares to a law firm for one year of legal services pertaining to our Exchange Act filings.

Also during the three months ended October 31, 2011, we issued 23,500 shares for $14,100 in cash.

On August 18, 2011, we entered into an agreement with a consulting firm to propose investment opportunities in the area of distressed residential and commercial real estate.  We obligated the Company to issue 46,500 shares of common stock.  We valued the shares at the fair value on the grant date and charged general and administrative expense with $27,900.  Since the shares had not been issued as of October 31, 2011, they are included in Common Stock Payable.

Preferred Stock
The Company is authorized to issue 100 million shares of preferred stock which has preferential liquidation rights over common stock and is non-voting.  As of October 31, 2011, no shares have been issued.

Potentially Dilutive Securities
No options, warrants or other potentially dilutive securities have been issued as of October 31, 2011.

NOTE 4 – INCOME TAXES

The Company has tax losses which may be applied against future taxable income. The potential tax benefits arising from these loss carry-forwards expire beginning in 2029 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The estimated net tax loss carry-forward was approximately $279,000 at October 31, 2011, resulting in a potential tax benefit of approximately $108,835.

The significant components of the deferred tax asset as of October 31, 2011 and July 31, 2011 are as follows:

	Oct 31, 2011	Jul 31, 2011
Net operating loss carry-forwards	108,835	62,537
Valuation allowance	(108,835)	(62,537)
Net deferred tax asset	$-	$-

NOTE 5 – RELATED PARTY TRANSACTIONS

In January, 2010, a shareholder paid expenses on behalf of the company totaling $15,872.  Again in March, 2011 this shareholder paid expenses of $1,650. This contribution is not evidenced by a promissory note and bears no interest.  For the three months ended October 31, 2011, we imputed $635 of interest, charging interest expense with that amount and increasing Additional Paid in Capital.

On March 18, 2011 the shareholder was repaid the advances of $17,522.

On October 26, 2011, one of our directors loaned the Company $5,000.  The loan is not witnessed by a promissory note and there is no maturity date.  The Company has agreed to repay the amount when cash becomes available to do so.  The Company will begin to impute interest on this amount during the quarter ended January 31, 2012.

NOTE 6 – AGREEMENT WITH GREEN ERA LTD.

On February 17, 2011, we entered into an agreement with GreenEra, Ltd., (“GreenEra”), a company formed under the laws of the Cyprus Republic, to acquire the rights of exploitation of  60,000 hectares (approximately 150,000 acres) of forest land in Novo Aripuana, State of Amazones, Brazil.  The property can be developed and can probably produce carbon credits that when sold could produce profits. Any profits that will be gained from the development or the sale of the carbon credits will be shared 50-50 between PMLT and the owner of the forest land. The parties agree that:

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

As of October 31, 2011, we have accrued $35,000 of costs on this contract and have made no cash payments to GreenEra.  We have imputed $597 of interest on the unpaid balance, charging Interest Expense and increasing Additional Paid in Capital.

NOTE 7 – SUBSEQUENT EVENTS

We issued 46,500 shares of common stock in satisfaction of our obligation to do so pursuant to a consulting agreement (see Note 3), the recorded cost of which was $27,900.

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

Specifically, we have taken the following steps in furtherance of our business plan:

We have enriched our knowledge in the real estate market in Greece, Bulgaria, Romania and the United States by studying the existing statistics on this market and by having extensive discussions with many experts of the market as follows:

∙	Overall we have reviewed over 40 properties or development projects in two countries, the USA and Greece.

∙	The types of properties we have reviewed are residential and commercial.

∙	Overall we have met with many real estate agents in two countries, the USA and Greece.

∙	We have met with many real estate agents in two countries, the USA and Greece.

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

On February 17, 2011, we entered into an agreement with GreenEra, Ltd., a company formed under the laws of the Cyprus Republic, to acquire the rights of exploitation of 60,000 hectares (approximately 150,000 acres) of forest land in Novo Aripuana, State of Amazones, Brazil.  The property can be developed and can probably produce carbon credits that when sold could produce profits. Any profits that will be gained from the development or the sale of the carbon credits will be shared 50-50 between PMLT and the owner of the forest land. The parties agree that:

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

Results of Operations

Three Months Ended October 31, 2011 versus Three Months Ended October 31, 2010

We incurred $159,788 of general and administrative expenses for the three months ended October 31, 2011 versus only $8,545 for the same period in 2010.  This increase is principally due to our accrual of our monthly costs associated with our agreement with GreenEra, Ltd and our inclusion of Officer and Director salaries which began in April, 2011.  In addition, we incurred $87,900 in non-cash compensation expense for the three months ended October 31, 2011 whereas we had no such charge during the same period in 2010.

Our interest expense for the three months ended October 31, 2011 versus 2010 witnessed an increase from $238 to $597, principally due to our imputation of interest expense on outstanding GreenEra debt.

Liquidity and Capital Resources

We will need to secure a minimum of $120,000 in funds to finance our business in the next 12 months, in addition to the funds which will be used to stay public, which funds will be used as set forth below. However in order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We do not have any plans or specific agreements for new sources of funding, except for the anticipated loans from management as described below, or any planned material acquisitions, although we are involved in preliminary discussions concerning joint venture or similar agreements to become involved in solar parks in Europe.  Our independent auditor’s report expresses substantial doubt about our ability to continue as a going concern.  At October 31, 2011, we had $3,558 in cash in our bank account.  We anticipate our monthly burn rate for the next 12 months to be approximately $10,000 per month, including the maximum estimated $50,000 costs of staying public as described herein.

Until we generate operating revenues or receive other financing, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, estimated to be less than $ 50,000 annually, will be funded as a loan from our officers and directors with no interest, to the extent that funds are available to do so. Our Officers and Directors are not obligated to provide these or any other funds although they have indicated that they currently intend to do so and that they have sufficient liquid assets to meet all of these anticipated future obligations if we do not generate operating revenues or secure other funding.  There is no dollar limit to the amount they have agreed to provide.  On October 26, 2011, one of our directors loaned the Company $5,000.

Additionally, since our inception, we have raised $186,229 for operations through the sale of our stock under transactions exempt from registration under Regulation S (see Note 3 to the financial statements).

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In August, 2011, we issued 23,500 shares of common stock at $0.60 per share for total consideration of $14,100.

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

(b)                 Use of Proceeds.

The Registrant did not sell any registered securities during the three months ended October 31, 2011.

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

Exhibit 101
Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

	101.INS	XBRL Instance Document**

	101.SCH	XBRL Taxonomy Extension Schema Document**

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

Prime Estates & Developments, Inc.

/s/ Panagiotis Drakopoulos
Panagiotis Drakopoulos	December 12, 2011
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE	NAME	TITLE	DATE
/s/ Vasileios Mavrogiannis	Vasileios Mavrogiannis	Treasurer/CFO	December 12, 2011

/s/ Panagiotis Drakopoulos	Panagiotis Drakopoulos	Principal Executive Officer, Secretary	December 12, 2011