Form 10-Q
period 2012-01-31
PRIME ESTATES & DEVELOPMENTS INC
filed 2012-03-16
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of March 6, 2012 there were 24,684,282 shares issued and outstanding of the registrant’s common stock.

1

 PRIME ESTATES & DEVELOPMENTS, INC.

(A Development Stage Company)

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

PRIME ESTATES & DEVELOPMENTS, INC.

(A Development Stage Company)

BALANCE SHEETS

	01/31/12 (Unaudited)	07/31/11
ASSETS
Cash and equivalents	$43	$15,238

TOTAL ASSETS	43	15,238

CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,032	$-
Accrued expenses - related party	100,000	20,000
Note payable - related party	12,352	-

TOTAL CURRENT LIABILITIES	117,384	20,000

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001, authorized 100 million shares, none issued and outstanding at 1/31/12	-	-
Common stock, par value $0.001, authorized 200 million, 24,684,282 and 24,514,282 issued and outstanding at January 31, 2012 and July 31, 2011, respectively	24,684	24,514
Additional paid-in capital	4,036,348	3,932,798
Deficit accumulated during the development phase	(4,178,373)	(3,962,074)

TOTAL SHAREHOLDERS' EQUITY	(117,341)	(4,762)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$43	$15,238

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES AND DEVELOPMENTS, INC.

(A Development Stage Company)

RESULTS OF OPERATIONS

(Unaudited)

	Six Months Ended January 31,		Three Months Ended January 31,		From Inception (7/21/09) to Jan 31,
	2012	2011	2012	2011	2012

Interest income	$-	$-	$-	$-	$52

General and administrative expenses	214,579	20,009	54,791	7,897	4,174,918
Interest expense - related parties	1,720	476	1,123	238	3,507

Net operating loss	(216,299)	(20,485)	(55,914)	(8,135)	(4,178,373)

NET LOSS	$(216,299)	$(20,485)	$(55,914)	$(8,135)	$(4,178,373)

Net loss per share, basic and fully diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	24,633,157	24,247,427	24,665,075	20,493,960

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

The accompanying notes are an integral part of these financial statements

PRIME ESTATES AND DEVELOPMENTS, INC.

(A Development Stage Company)

STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Continued)

(Unaudited)

		Common Stock, Par Value $0.001		Additional	Develop.	Total Shareholders'
	Date	Shares	Amount	Paid In Capital	Stage Deficit	Deficit

Shares issued for services	04/28/11	80,000	80	63,120		63,200
Shares issued for cash	10/30/10	56,322	56	22,473		22,529
	03/16/11	10,000	10	5,990		6,000
	03/18/11	100,000	100	59,900		60,000
	03/31/11	14,000	14	8,386		8,400
	04/01/11	35,000	35	20,965		21,000

Imputed interest on related-party debt				835		835
Net loss, year ended 7/31/11					(169,245)	(169,245)

Balances, 7/31/11		24,514,282	24,514	3,932,798	(3,962,074)	(4,762)

Stock issued for cash	08/09/11	23,500	24	14,076		14,100

Stock issued for services	08/12/11	100,000	100	59,900		60,000
	12/08/11	46,500	46	27,854		27,900

Imputed interest on related-party debt				1,720		1,720
Net loss, quarter ended 10/31/11					(216,299)	(216,299)

Balances, 1/31/12		24,684,282	$24,684	$4,036,348	$(4,178,373)	$(117,341)

The accompanying notes are an integral part of these financial statements

AND DEVELOPMENTS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended January 31,		From Inception (7/21/09) to Jan 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(216,299)	$(20,485)	$(4,178,373)

Adjustments to reconcile net loss with cash used in operations:
Stock based compensation	87,900	-	3,871,296
Imputed interest	1,720	476	3,507
Change in operating assets and liabilities:
Accounts payable and accrued expenses	5,032	(1,994)	5,032
Accrued expenses, related-party	80,000		100,000

Net cash used in operating activities	(41,647)	(22,003)	(198,538)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-	-
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party note payable	12,352	-	29,874
Principal payments on related-party note payable	-	-	(17,522)
Proceeds from the sale of common stock	14,100	22,529	186,229

Net cash provided by financing activities	26,452	22,529	198,581

NET INCREASE / (DECREASE) IN CASH	(15,195)	526	43

Cash at beginning of period	15,238	470	-
Cash at end of period	$43	$996	$43

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of January 31, 2012 and July 31, 2011, there were no cash equivalents.

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

Income Taxes

The Company accounts for income taxes under the accounting rules related to income taxes (“Codification Topic 740”). Under these rules, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the periods ending January 31, 2012 and July 31, 2011.

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

Organizational and Offering Costs

Costs incurred to organize the Company are expensed as incurred. Offering costs incurred in connection with the Company’s common share offerings are reflected as a reduction of capital upon the receipt of the net proceeds of the offering or charged to expense if the offering is not completed. No such costs have been incurred as of January 31, 2012.

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

The Company had incurred losses and has a working capital deficit as of January 31, 2012; these factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the six months ended January 31, 2012, we issued 100,000 shares to a law firm for one year of legal services pertaining to our Exchange Act filings. We valued the shares at the closing price on the grant date and charged general and administrative expenses with $$60,000.

Also during the six months ended January 31, 2012, we issued 23,500 shares for $14,100 in cash.

On August 18, 2011, we entered into an agreement with a consulting firm to propose investment opportunities in the area of distressed residential and commercial real estate. We obligated the Company to issue 46,500 shares of common stock. We valued the shares at the fair value on the grant date and charged general and administrative expense with $27,900. The shares were issued on December 8, 2011.

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock which has preferential liquidation rights over common stock and is non-voting. As of January 31, 2012, no shares have been issued.

Potentially Dilutive Securities

No options, warrants or other potentially dilutive securities have been issued as of January 31, 2012.

NOTE 4 – INCOME TAXES

The Company has tax losses which may be applied against future taxable income. The potential tax benefits arising from these loss carry-forwards expire beginning in 2029 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The estimated net tax loss carry-forward was approximately $307,000 at January 31, 2012 resulting in a potential tax benefit of approximately $119,760.

The significant components of the deferred tax asset as of January 31, 2012 and July 31, 2011 are as follows:

	Jan 31, 2012	Jul 31, 2011
Net operating loss carry-forwards	119,760	62,537
Valuation allowance	(119,760)	(62,537)
Net deferred tax asset	$-	$-

NOTE 5 – RELATED PARTY TRANSACTIONS

In January, 2010, a shareholder paid expenses on behalf of the company totaling $15,872. Again in March, 2011 this shareholder paid expenses of $1,650. This contribution is not evidenced by a promissory note and bears no interest. For the nine months ended October 31, 2011, we imputed $635 of interest, charging interest expense with that amount and increasing Additional Paid in Capital.

On March 18, 2011 the shareholder was repaid the advances of $17,522.

During the six months ended January 31, 2012, one of our directors loaned the Company $12,352. The loan is not witnessed by a promissory note and there is no maturity date. The Company has agreed to repay the amount when cash becomes available to do so. During the six months ended January 31, 2012, we imputed $255 on these advances, charging Interest Expenses and increasing Additional Paid in Capital.

NOTE 6 – AGREEMENT WITH GREEN ERA LTD.

On February 17, 2011, we entered into a license agreement with GreenEra, Ltd., (“GreenEra”), a company formed under the laws of the Cyprus Republic, to acquire the rights of exploitation of a 60,000 hectares (approximately 150,000 acres) of forest land in Novo Aripuana, State of Amazones, Brazil.  GreenEra acquired these rights from the landowner in 2009. These rights expire on December 28, 2044.

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

As of January 31, 2012, we have accrued $50,000 of costs on this contract and have made no cash payments to GreenEra. For the six months ended January 31, 2012, we have imputed $1,485 of interest on the unpaid balance, charging Interest Expense and increasing Additional Paid in Capital.

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

On December 1, 2011, we signed an MOU with Mr. Konstantinos Gogos and Mr. Anton Spaniol with a purpose to provide energy projects (solar parks) from their own portfolio or from third parties to Prime Estates. The specific project(s) and the amount of shares issued for its acquisition will be determined on a new contract if and when all parties reach an agreement.

During the first three months of 2012, we have been involved in discussions with Mave Sa, a Greek logistics company that holds real estate assets, concerning a potential business combination.  However, as of the date of this report, we have not entered into any formal oral or written memorandum of understanding, letter of intent or similar non-binding understanding and have not entered into any oral or written binding agreement, commitment or understanding concerning this potential business combination.  There is no assurance that we will ever enter into any formal written memorandum of understanding, letter of intent or similar non-binding understanding or any formal binding agreement, commitment or understanding concerning this potential business combination.

There is no limitation in the amount of funds we may invest in either property acquisition or property development. There is no limitation on or percentage allocation of funds or assets between property acquisition and property development or between 100% ownership or joint venture ownership.

Results of Operations

Six Months Ended January 31, 2012 versus Six Months Ended January 31, 2011

We incurred $214,579 of general and administrative expenses for the six months ended January 31, 2012 versus only $20,009 for the same period in 2011. This increase is principally due to our accrual of our monthly costs associated with our agreement with GreenEra, Ltd and our inclusion of Officer and Director salaries which began in April, 2011. In addition, we incurred $87,900 in non-cash compensation expense, paid to our Lawyer and to Pelion Exclusive, for the six months ended January 31, 2012, whereas we had no such charge during the same period in 2011.

Our interest expense for the six months ended January 31, 2012 versus 2011 witnessed an increase from $476 to $1,720, principally due to our imputation of interest expense on outstanding GreenEra debt.

Three Months Ended January 31, 2012 versus Three Months Ended January 31, 2011

We incurred $54,791 of general and administrative expenses for the three months ended January 31, 2012 versus only $7,897 for the same period in 2011. The increase is primarily due to our accrual of our monthly costs associated with our agreement with GreenEra, Ltd and our inclusion of Officer and Director salaries.

Interest expense is also higher ($1,123 for the six months ended January 31, 2012 versus only $238 for the same period in 2011). This is owing to higher accrued expenses and notes payable to related parties on which we impute interest costs.

Liquidity and Capital Resources

We will need to secure a minimum of $120,000 in funds to finance our business in the next 12 months, in addition to the funds which will be used to stay public, which funds will be used as set forth below. However in order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We do not have any plans or specific agreements for new sources of funding, except for the anticipated loans from management as described below, or any planned material acquisitions, although we are involved in preliminary discussions concerning joint venture or similar agreements to become involved in solar parks in Europe. Our independent auditor’s report expresses substantial doubt about our ability to continue as a going concern.  At January 31, 2012, we had only $43 in cash in our bank account.  We anticipate our monthly burn rate for the next 12 months to be approximately $10,000 per month, including the maximum estimated $50,000 costs of staying public as described herein.

Until we generate operating revenues or receive other financing, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, estimated to be less than $ 50,000 annually, will be funded as a loan from our officers and directors with no interest, to the extent that funds are available to do so. Our Officers and Directors are not obligated to provide these or any other funds although they have indicated that they currently intend to do so and that they have sufficient liquid assets to meet all of these anticipated future obligations if we do not generate operating revenues or secure other funding. There is no dollar limit to the amount they have agreed to provide. For the six months ended January 31, 2012, one of our directors loaned the Company $12,352.

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

Our auditor has indicated in its report that our lack of revenues raises substantial doubt about our ability to continue as a going concern.   The financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

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

Specifically, our plan of operations for the next 12 months is as follows:

•	From today until the end of 2012 we plan to raise additional funds in order to be able to cover our operational expenses and have the needed financing to acquire our first pieces of real estate. We believe that the proceeds raised in our prior Private Placements will satisfy our cash requirements only until we finish our efforts for additional financing. If we will not be able to raise any additional funds by the end of 2012 we do not anticipate having the ability to continue our operations. We may need to obtain debt financing to implement our business plan. However, we initially contemplate pursuing equity financing only to cover our expenses and finance our first acquisitions of real estate properties. Of course, there is no assurance that we will be able to raise any future capital in any amount and if we fail to do so investors could lose their entire investment. We estimate the cost of this equity financing if we are able to secure it to be about $6,000, primarily legal and accounting costs and filing fees associated with such an offering.

•

By the end of 2012 we also plan to focus our efforts in order to locate the proper properties for acquisition and do a full estimation and due diligence on them. We also plan to collaborate with existing real estate agents in order to be able to locate more properties and receive offers from properties that are getting sold at opportunistic prices. We also plan to create collaborations with freelancers who will have specific experience and knowledge in certain specialized real estate areas such as appraisers, engineers, archeologists, etc. The freelancers will be used in case by case scenario whenever there is a need for their specialty. We wish to create such collaborations with freelancers in order to have accurate real estate estimations and development plans, and in order to have these services at discount prices. The cost that we estimate to have in order to locate the freelancers will be about $2,000.

•	Moreover, by the end of 2012 we believe that we will be able to locate enough real estate opportunities and do a full estimation and due diligence on them so that we will be able to take our first decision to acquire our first property. We estimate that the cost in order to locate a property at an opportunistic price and the cost of the needed due diligence for the first property will be about $3,000.

•	By the end of 2012, or the first quarter of 2013, we believe that we will be able to close our first deal, do the necessary paperwork and therefore acquire our first property. Moreover, in order to have a diversified portfolio of properties we plan to locate and acquire at least three more properties. Among the properties that we intend to buy are those that generate or will within a period of three months generate income from rent. Overall we plan to spend about 80% of the capital that we will have raised in order to acquire real estate properties in the next twelve months. Assuming that we will manage to raise about $10,000,000 until the end of 2012, we will invest about $8,000,000 in real estate assets. Specifically, we plan to invest a portion of these funds , no more than $1,200,000, in order to possibly develop the forest that we have acquired its rights in the Amazonas, Brazil. Moreover, we plan to invest up to 5% of our raised funds in more liquid types of assets such as real estate related securities, primarily such as bonds backed by real estate. We plan to keep the rest of our funds in cash. We estimate that the rest of our cash position will be enough to cover all operational expenses of the company at least until the end of the first quarter of 2013.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the six months ended January 31, 2012, we issued 146,500 shares to our US Lawyer and to Pelion Exclusive in Greece for services. We valued these shares at $.60 each for a total non-cash compensation expense of $87,900.

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

(b)          Use of Proceeds.

The Registrant did not sell any registered securities during the three months ended January 31, 2012.

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

________________________

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

Prime Estates & Developments, Inc.

/s/ Panagiotis Drakopoulos
Panagiotis Drakopoulos	March 13, 2012
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE	NAME	TITLE	DATE
/s/ Vasileios Mavrogiannis	Vasileios Mavrogiannis	Treasurer/CFO	March 13, 2012

/s/ Panagiotis Drakopoulos	Panagiotis Drakopoulos	Principal Executive Officer, Secretary	March 13, 2012

