Form 10-Q
period 2012-04-30
PRIME ESTATES & DEVELOPMENTS INC
filed 2012-06-14
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

Yes ☐ No ☒

As of June 4, 2012 there were 24,709,282 shares issued and outstanding of the registrant’s common stock.

PRIME ESTATES & DEVELOPMENTS, INC.

(A Development Stage Company)

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

PRIME ESTATES & DEVELOPMENTS, INC.

(A Development Stage Company)

BALANCE SHEETS

	04/30/12 (Unaudited)	07/31/11
ASSETS
Cash and equivalents	$35	$15,238
Prepaid expenses	1,471	-

TOTAL ASSETS	$1,506	$15,238

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,849	$-
Accrued expenses - related party	145,000	20,000
Note payable - related party	14,823	-

TOTAL CURRENT LIABILITIES	161,672	20,000

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001, authorized 100 million shares, none issued and outstanding.	-	-

Common stock, par value $0.001, authorized 200 million, 24,709,282 and 24,514,282 issued and outstanding at April 30, 2012 and July 31, 2011, respectively.	24,709	24,514
Additional paid-in capital	4,048,062	3,932,798
Deficit accumulated during the development phase	(4,232,937)	(3,962,074)
TOTAL SHAREHOLDERS' EQUITY	(160,166)	(4,762)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,506	$15,238

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES AND DEVELOPMENTS, INC.

(A Development Stage Company)

RESULTS OF OPERATIONS

(Unaudited)

	Nine Months Ended April 30,		Three Months Ended April 30,			Inception (7/21/09) to Apr 30,
	2012	2011	2012	2011		2012

Interest income	$-	$-	$-	$		$52

General and administrative expenses	267,404	107,199	52,825		87,190	4,227,743
Interest expense - related parties	3,459	635	1,739		159	5,246

Net operating loss	(270,863)	(107,834)	(54,564)		(87,349)	(4,232,937)

NET LOSS	$(270,863)	$(107,834)	$(54,564)		$(87,349)	$(4,232,937)

Net loss per share, basic and fully diluted	$(0.01)	$(0.00)	$(0.00)		$(0.00)
Weighted average number of shares outstanding	24,654,025	24,282,680	24,691,837		24,355,563

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES AND DEVELOPMENTS, INC.

(A Development Stage Company)

STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

		Common Stock, Par Value $0.001		Additional Paid In	Develop. Stage	Total Shareholders'
	Date	Shares	Amount	Capital	Deficit	Deficit

Balances at inception		-	$-	$-	$-	$-
Founders' shares	07/31/09	20,000,000	20,000	(20,000)	-	-
Net loss, 7/21/09 to 7/31/09					(4,600)	(4,600)
Balances, 7/31/09		20,000,000	20,000	(20,000)	(4,600)	(4,600)

Shares issued for services	08/04/09	101,960	102	10,094		10,196
Shares issued for cash	09/15/09	392,000	392	38,808		39,200
	02/03/10	15,000	15	14,985		15,000

Imputed interest on related-party debt				952		952
Shares issued for services	06/16/10	3,710,000	3,710	3,706,290		3,710,000
Net loss, year ended 7/31/10					(3,788,229)	(3,788,229)

Balances, 7/31/10		24,218,960	24,219	3,751,129	(3,792,829)	(17,481)

The accompanying notes are an integral part of these financial statements

PRIME ESTATES AND DEVELOPMENTS, INC.

(A Development Stage Company)

STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Continued)

(Unaudited)

		Common Stock, Par Value $0.001		Additional Paid In	Develop. Stage	Total Shareholders'
	Date	Shares	Amount	Capital	Deficit	Deficit
Shares issued for services	04/28/11	80,000	80	63,120		63,200
Shares issued for cash	10/30/10	56,322	56	22,473		22,529
	03/16/11	10,000	10	5,990		6,000
	03/18/11	100,000	100	59,900		60,000
	03/31/11	14,000	14	8,386		8,400
	04/01/11	35,000	35	20,965		21,000
Imputed interest on related-party debt				835		835
Net loss, year ended 7/31/11					(169,245)	(169,245)
Balances, 7/31/11		24,514,282	24,514	3,932,798	(3,962,074)	(4,762)

Stock issued for cash	08/09/11	23,500	24	14,076		14,100
	03/06/12	25,000	25	9,975		10,000

Stock issued for services	08/12/11	100,000	100	59,900		60,000
	12/08/11	46,500	46	27,854		27,900

Imputed interest on related-party debt				3,459		3,459
Net loss for the period					(270,863)	(270,863)
Balances, 4/30/12		24,709,282	$24,709	$4,048,062	$(4,232,937)	$(160,166)

The accompanying notes are an integral part of these financial statements

PRIME ESTATES AND DEVELOPMENTS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended April 30,		Inception (7/21/09) to
	2012	2011	Apr 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(270,863)	$(107,834)	$(4,232,937)

Adjustments to reconcile net loss with cash used in operations:
Stock based compensation	87,900	63,200	3,871,296
Imputed interest	3,459	635	5,246
Change in operating assets and liabilities:			-
Prepaid expenses and other current assets	(1,471)		(1,471)
Accounts payable and accrued expenses	1,849	(2,079)	1,849
Accrued expenses, related-party	125,000	5,000	145,000

Net cash used in operating activities	(54,126)	(41,078)	(211,017)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-	-
Net cash provided by / used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	14,823	1,650	32,345
Principal payments on related-party note payable	-	(17,522)	(17,522)
Proceeds from the sale of common stock	24,100	117,929	196,229

Net cash provided by financing activities	38,923	102,057	211,052

NET INCREASE / (DECREASE) IN CASH	(15,203)	60,979	35

Cash at beginning of period	15,238	470	-
Cash at end of period	$35	$61,449	$35

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES & DEVELOPMENTS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

APRIL 30, 2012

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of April 30, 2012 and July 31, 2011, there were no cash equivalents.

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

Income Taxes

The Company accounts for income taxes under the accounting rules related to income taxes (“Codification Topic 740”). Under these rules, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the periods ending April 30, 2012 and July 31, 2011.

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

Organizational and Offering Costs

Costs incurred to organize the Company are expensed as incurred. Offering costs incurred in connection with the Company’s common share offerings are reflected as a reduction of capital upon the receipt of the net proceeds of the offering or charged to expense if the offering is not completed. No such costs have been incurred as of April 30, 2012.

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

The Company had incurred losses and has a working capital deficit as of April 30, 2012; these factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the nine months ended April 30, 2012, we issued 100,000 shares to a law firm for one year of legal services pertaining to our Exchange Act filings. We valued the shares at the closing price on the grant date and charged general and administrative expenses with $60,000.

Also during the nine months ended April 30, 2012, we issued 23,500 shares for $14,100 in cash and 25,000 shares for $10,000 in cash.

On August 18, 2011, we entered into an agreement with a consulting firm to propose investment opportunities in the area of distressed residential and commercial real estate. We issued 46,500 shares of common stock, valuing them at the fair value at the grant date. We charged general and administrative expense with $27,900.

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock which has preferential liquidation rights over common stock and is non-voting. As of April 30, 2012, no shares have been issued.

Potentially Dilutive Securities

No options, warrants or other potentially dilutive securities have been issued as of April 30, 2012.

NOTE 4 – INCOME TAXES

The Company has tax losses which may be applied against future taxable income. The potential tax benefits arising from these loss carry-forwards expire beginning in 2029 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The estimated net tax loss carry-forward was approximately $362,000 at April 30, 2012 resulting in a potential tax benefit of approximately $141,040.

The significant components of the deferred tax asset as of April 30, 2012 and July 31, 2011 are as follows:

	April 30, 2012	Jul 31, 2011
Net operating loss carry-forwards	141,040	62,537
Valuation allowance	(141,040)	(62,537)
Net deferred tax asset	$-	$-

NOTE 5 – RELATED PARTY TRANSACTIONS

In January, 2010, a shareholder paid expenses on behalf of the company totaling $15,872. Again in March, 2011 this shareholder paid expenses of $1,650. This contribution is not evidenced by a promissory note and bears no interest.

On March 18, 2011 the shareholder was repaid the advances of $17,522.

During the nine months ended April 30, 2012, two of our directors collectively loaned the Company $14,823. The loan is not witnessed by a promissory note and there is no maturity date. The Company has agreed to repay the amount when cash becomes available to do so. During the nine months ended April 30, 2012, we imputed $469 on these advances, charging Interest Expenses and increasing Additional Paid in Capital.

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

As of April 30, 2012, we have accrued $65,000 of costs on this contract and have made no cash payments to GreenEra. For the nine months ended April 30, 2012, we have imputed $2,990 of interest on the unpaid balance, charging Interest Expense and increasing Additional Paid in Capital.

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

Results of Operations

Nine Months Ended April 30, 2012 versus 2011

We incurred $267,404 of general and administrative expenses for the nine months ended April 30, 2012 versus only $107,199 for the same period in 2011. This increase is principally due to our accrual of our monthly costs associated with our agreement with GreenEra, Ltd and our inclusion of Officer and Director salaries which began in April, 2011. In addition, we incurred $87,900 in non-cash compensation expense for the nine months ended April 30, 2012 whereas we had no such charge during the same period in 2011.

Our interest expense for the nine months ended January 31, 2012 versus 2011 witnessed an increase from $635 to $3,459, principally due to our imputation of interest expense on outstanding GreenEra debt.

Three Months Ended April 30, 2012 versus 2011

We incurred $52,825 of general and administrative expenses for the three months ended April 30, 2012 versus $87,190 for the same period in 2011. The decrease is primarily due to non-cash compensation recorded during the three months ended April 30, 2011, for which we have no counterpart in the current year.

Interest expense is also higher ($1,739 for the nine months ended April 30, 2012 versus only $159 for the same period in 2011). This is owing to higher accrued expenses and notes payable to related parties on which we impute interest costs.

Liquidity and Capital Resources

We will need to secure a minimum of $120,000 in funds to finance our business in the next 12 months, in addition to the funds which will be used to stay public, which funds will be used as set forth below. However in order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We do not have any plans or specific agreements for new sources of funding, except for the anticipated loans from management as described below, or any planned material acquisitions, although we are involved in preliminary discussions concerning joint venture or similar agreements to become involved in solar parks in Europe. Our independent auditor’s report expresses substantial doubt about our ability to continue as a going concern.  At April 30, 2012, we had only $35 in cash in our bank account.  We anticipate our monthly burn rate for the next 12 months to be approximately $10,000 per month, including the maximum estimated $50,000 costs of staying public as described herein.

Until we generate operating revenues or receive other financing, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, estimated to be less than $ 50,000 annually, will be funded as a loan from our officers and directors with no interest, to the extent that funds are available to do so. Our Officers and Directors are not obligated to provide these or any other funds although they have indicated that they currently intend to do so and that they have sufficient liquid assets to meet all of these anticipated future obligations if we do not generate operating revenues or secure other funding. There is no dollar limit to the amount they have agreed to provide. For the nine months ended April 30, 2012, our directors loaned the Company $14,823.

Additionally, since our inception, we have raised $196,229 for operations through the sale of our stock under transactions exempt from registration under Regulation S (see Note 3 to the financial statements).

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

Specifically, our plan of operations for the next 12 months is as follows:

•	From today until the end of 2012 we plan to raise additional funds in order to be able to cover our operational expenses and have the needed financing to acquire our first pieces of real estate. We believe that the proceeds raised in our prior Private Placements will satisfy our cash requirements only until we finish our efforts for additional financing at the end of 2012. If we will not be able to raise any additional funds by the end of 2012 we do not anticipate having the ability to continue our operations. We may need to obtain debt financing to implement our business plan. However, we initially contemplate pursuing equity financing only to cover our expenses and finance our first acquisitions of real estate properties. Of course, there is no assurance that we will be able to raise any future capital in any amount and if we fail to do so investors could lose their entire investment. We estimate the cost of this equity financing if we are able to secure it to be about $6,000, primarily legal and accounting costs and filing fees associated with such an offering.

•	By the end of 2012 we also plan to focus our efforts in order to locate the proper properties for acquisition and do a full estimation and due diligence on them. We also plan to collaborate with existing real estate agents in order to be able to locate more properties and receive offers from properties that are getting sold at opportunistic prices. We also plan to create collaborations with freelancers who will have specific experience and knowledge in certain specialized real estate areas such as appraisers, engineers, archeologists, etc. The freelancers will be used in case by case scenario whenever there is a need for their specialty. We wish to create such collaborations with freelancers in order to have accurate real estate estimations and development plans, and in order to have these services at discount prices. The cost that we estimate to have in order to locate the freelancers will be about $2,000.

•	Moreover, by the end of 2012 we believe that we will be able to locate enough real estate opportunities and do a full estimation and due diligence on them so that we will be able to take our first decision to acquire our first property. We estimate that the cost in order to locate a property at an opportunistic price and the cost of the needed due diligence for the first property will be about $3,000.

•	By the end of 2012, or the first quarter of 2013, we believe that we will be able to close our first deal, do the necessary paperwork and therefore acquire our first property. Moreover, in order to have a diversified portfolio of properties we plan to locate and acquire at least three more properties. Among the properties that we intend to buy are those that generate or will within a period of three months generate income from rent. Overall we plan to spend about 80% of the capital that we will have raised in order to acquire real estate properties in the next twelve months. Assuming that we will manage to raise about $10,000,000 until the end of 2012, we will invest about $8,000,000 in real estate assets. Specifically, we plan to invest a portion of these funds, no more than $1,200,000, in order to possibly develop the forest that we have acquired its rights in the Amazonas, Brazil. Moreover, we plan to invest up to 5% of our raised funds in more liquid types of assets such as real estate related securities, primarily such as bonds backed by real estate. We plan to keep the rest of our funds in cash.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In March, 2012, we issued 25,000 shares of common stock at $0.40 per share for total consideration of $10,000.

During the nine months ended April 30, 2012, we issued 146,500 shares for services.

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

(b)                 Use of Proceeds.

The Registrant did not sell any registered securities during the three months ended April 30, 2012.

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

Prime Estates & Developments, Inc.

/s/ Panagiotis Drakopoulos
Panagiotis Drakopoulos	June 10, 2012
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE	NAME	TITLE	DATE
/s/ Vasileios Mavrogiannis	Vasileios Mavrogiannis	Treasurer/CFO	June 10, 2012

/s/ Panagiotis Drakopoulos	Panagiotis Drakopoulos	Principal Executive Officer, Secretary	June 10, 2012

