Form 10-K
period 2012-07-31
PRIME ESTATES & DEVELOPMENTS INC
filed 2012-10-26
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

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

Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,639,184 as of October 26, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  24,905,532 as of October 10, 2012.

2

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

Specifically, we have taken the following steps in furtherance of our business plan:

We have enriched our knowledge in the real estate market in Greece, Bulgaria, Romania and the United States by studying the existing statistics on this market and by having extensive discussions with many experts of the market as follows:

•	Overall we have reviewed over 40 properties or development projects in two countries, the USA and Greece.

•	The types of properties we have reviewed are residential and commercial.

•	Overall we have met with many real estate agents in two countries, the USA and Greece.

•	We have contacted two appraisers, one in the U.S. and another one in Greece. The appraiser we contacted in Greece is able to make appraisals also in Bulgaria and in Romania. In his team he also includes other scientists such as architects, engineers, topographers and seismologists.

•	We have signed Consulting Agreements with consultants that will assist the company in Management, Public Relations, Investor Relations, Strategic Planning, Corporate organization & structure, estimation, due diligence, acquisition, development, renovation, sale, and management of Real Estate properties, locating proper Real Estate, management of Real Estate, and locating and introducing buyers for Real Estate that the company wishes to lease or sell.

•	In July 2010 we signed a Joint Venture Agreement with Madison Realty Advisors, LLC (“Madison”). Madison has extensive experience in the business of acquiring, financing, managing and selling commercial real estate properties for itself and third parties. Madison will actively seek commercial real estate properties for acquisition. In connection therewith, Madison will negotiate the acquisition, perform due diligence on the properties, arrange financing and close the properties. Then perform property management, asset management and be responsible for the ultimate disposition of the properties. All property acquisitions shall be subject to the approval of Prime.

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

Until the day of this filing there has been no other development concerning the agreement with GreenEra Ltd since there was not enough financing available to proceed with the development of the forest project.

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

On December 1, 2011, we signed an MOU with Mr. Konstantinos Gogos and Mr. Anton Spaniol with a purpose to provide energy projects (solar parks) from their own portfolio or from third parties to Prime Estates. According to the MOU the specific project(s) and the amount of shares issued for its acquisition would be determined on a new contract if and when all parties would reach an agreement. On February 1, 2012 this MOU expired with no further development.

During the first three months of 2012, we had been involved in discussions with Mave Sa, a Greek logistics company that holds real estate assets, concerning a potential business combination. However, as of the date of this report, we have not entered into any formal oral or written memorandum of understanding, letter of intent or similar non-binding understanding and have not entered into any oral or written binding agreement, commitment or understanding concerning this potential business combination. There is no assurance that we will ever enter into any formal written memorandum of understanding, letter of intent or similar non-binding understanding or any formal binding agreement, commitment or understanding concerning this potential business combination.

On the 10th of September 2012 we signed a non-binding Memorandum of Understanding (MOU) with a) Business Leasing & Management Corp, based in Cherry Hill, NJ, and b) Mainline Land Corp, LLC, based in Spring Valley, NY, hereinafter collectively referred to as BLMC/MLC.

The MOU is a preliminary agreement with purpose to conclude to a final agreement in which PMLT will acquire BLMC/MLC with shares of PMLT stock. The shares will be issued to BLMC/MLC owners according to secondary agreements that might follow. The parties will proceed to a final agreement only if all conditions will be agreed by both parties. If both parties do not agree on all conditions there will be no final contract and no obligations by any party.

Following the MOU, on September 25th, 2012 we entered into a Share Contribution Agreement with certain shareholders of Mainline Land Co. LLC under which the Company acquires the shares of certain shareholders of Mainline Land Co. LLC (which shares represent 100% of Mainline Land Co., LLC) in exchange for 93,000,000 shares of the common stock of the Company valued at par value of $0.001 per share and to be distributed pro rata based upon the number of shares each Mainline Land Co. LLC shareholder contributes to the exchange.

Upon the closing, Mainline Land Co. LLC will become a wholly owned subsidiary of Prime Estates and thus acquire all the assets and operations of Mainline Land Co. LLC.

Mainline Land Co. LLC owns 100% of the stock of the following entities:

a)	110 Green Street Apts LLC

b)	Greentreee Mohegan LLC

c)	Lynbrook Sunrise Realty LLC

d)	Business Leasing and Management Corp.

The closing of the transaction shall be held at a date and time agreeable to all parties as soon as practical after the completion of due diligence and auditing.

Until the date of this filing the due diligence and the auditing of Mainline Land Co. LLC has not been done and we are not certain that there will be a closing agreement between the parties.

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

Subsidiaries

We do not have any subsidiaries.

Item 2.   Properties

Besides our leased office space, we do not presently lease or own any real property.

We rent the following property as our U.S. corporate office:

•	Address: City/State/Zip: 200 South Wacker Drive, Suite 3100, Chicago, Illinois 60606
•	Name of Landlord: Regus
•	Term of Lease: One year commencing October 1, 2012
•	Monthly Rental: $249
•	Adequate for current needs: Yes

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the year ended July 31, 2012.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Over-The-Counter Market under the symbol “PMLT.”

Bid Information*

Quarter Ended	High	Low

October 31, 2010	$1.50	$0.25
January 31, 2011	1.01	0.45
April 30, 2011	1.01	0.30
July 31, 2011	1.09	0.21

October 31, 2011	$1.20	$0.22
January 31, 2012	0.75	0.10
April 30, 2012	0.51	0.25
July 31, 2012	0.39	0.08

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

Holders of Our Common Stock

As of July 31, 2012, we had 24,709,282 shares of our common stock issued and outstanding, held by approximately 75 persons.

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

Specifically, our plan of operations for the next 12 months is as follows:

•	From today until the end of 2012 we plan to raise additional funds in order to be able to cover our operational expenses and have the needed financing to acquire our first pieces of real estate. We believe that the proceeds raised in our prior Private Placements will satisfy our cash requirements only until we finish our efforts for additional financing at the end of 2012. If we will not be able to raise any additional funds by the end of 2012 we do not anticipate having the ability to continue our operations. We may need to obtain debt financing to implement our business plan. However, we initially contemplate pursuing equity financing only to cover our expenses and finance our first acquisitions of real estate properties. Of course, there is no assurance that we will be able to raise any future capital in any amount and if we fail to do so investors could lose their entire investment. We estimate the cost of this equity financing if we are able to secure it to be about $6,000, primarily legal and accounting costs and filing fees associated with such an offering.

•	By the end of 2012 we also plan to focus our efforts in order to locate the proper properties for acquisition and do a full estimation and due diligence on them. We also plan to collaborate with existing real estate agents in order to be able to locate more properties and receive offers from properties that are getting sold at opportunistic prices. We also plan to create collaborations with freelancers who will have specific experience and knowledge in certain specialized real estate areas such as appraisers, engineers, archeologists, etc. The freelancers will be used in case by case scenario whenever there is a need for their specialty. We wish to create such collaborations with freelancers in order to have accurate real estate estimations and development plans, and in order to have these services at discount prices. The cost that we estimate to have in order to locate the freelancers will be about $2,000.

•	In addition, by the end of November 2012, we will try to complete and close a deal for the acquisition of Mainline Land Co. LLC, a company that we have signed an agreement with. Mainline Land Co. LLC is the owner of significant real estate assets. In case that we will not manage to conclude to a final agreement with the owners of Mainline, then we will try to locate other real estate opportunities that can be acquired using our stock.

•	Moreover, by the end of 2012 we believe that we will be able to locate enough real estate opportunities and do a full estimation and due diligence on them so that we will be able to take our first decision to acquire our first property. We estimate that the cost in order to locate a property at an opportunistic price and the cost of the needed due diligence for the first property will be about $3,000.

•	By the end of 2012, or the first quarter of 2013, we believe that we will be able to close our first deal, do the necessary paperwork and therefore acquire our first property. Moreover, in order to have a diversified portfolio of properties we plan to locate and acquire at least three more properties. Among the properties that we intend to buy are those that generate or will within a period of three months generate income from rent. Overall we plan to spend about 80% of the capital that we will have raised in order to acquire real estate properties in the next twelve months. Assuming that we will manage to raise about $10,000,000 until the end of 2012, we will invest about $8,000,000 in real estate assets. Specifically, we plan to invest a portion of these funds, no more than $1,200,000, in order to possibly develop the forest that we have acquired its rights in the Amazonas, Brazil. Moreover, we plan to invest up to 5% of our raised funds in more liquid types of assets such as real estate related securities, primarily such as bonds backed by real estate. We plan to keep the rest of our funds in cash. We estimate that the rest of our cash position will be enough to cover all operational expenses of the company at least until the end of the first quarter of 2013.

•	As soon as we succeed with the above-mentioned targets we intend to continue our business with more efforts to raise additional funds in order to be able to acquire more real estate assets.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Employees

We do not have plans to change the number of our employees during the next twelve months.

Results of Operations for the year ended July 31, 2012 versus 2011

We have not earned any revenues since our inception on July 21, 2009 aside from a de minimus amount of interest income.  We do not anticipate earning revenues until such a time that we will be able to close our first real estate transaction.

We incurred operating expenses in the amount of $326,860 for the year ended July 31, 2012 versus $168,410 for the same period in 2011.  Much of these costs are non-cash ($87,900 in non-cash compensation for the year ended July 31, 2012 versus $63,200 for the same period in 2011). The increase in operating expenses is mostly due accrual of directors’ salaries and GreenEra costs which did not exist in the previous year for the entire period.

Interest expense is $3,729 for the year ended July 31, 2012 versus $835 for the same period in 2011. This is due to increases in debt owed to related parties upon which we impute interest.

We anticipate our operating expenses will increase as we more fully implement our business plan. The increase will be attributable to expenses to operating our business, and the professional fees to be incurred in connection with our reporting obligations as a public company as our business activity increases.

Liquidity and Capital Resources

We will need to secure a minimum of $150,000 in funds to finance our business in the next 12 months, in addition to the funds which will be used to stay public, which funds will be used as set forth below. However in order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We do not have any plans or specific agreements for new sources of funding, except for the anticipated loans from management as described below. We plan to acquire real estate assets or companies that own real estate assets and could offer liquidity to our company but until the date of this filing we have not completed any such transaction and we are not sure that there will ever close such an acquisition. We are also involved in preliminary discussions concerning joint venture or similar agreements to become involved in solar parks in Europe but we are not sure if we will ever conclude to a closing agreement with these parties. Our independent auditor’s report expresses substantial doubt about our ability to continue as a going concern.  At July 31, 2012, we had only $40 in cash in our bank account.  We anticipate our monthly burn rate for the next 12 months to be approximately $17,000 per month, including the maximum estimated $50,000 costs of staying public as described herein.

Until we generate operating revenues or receive other financing, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, estimated to be less than $ 50,000 annually, will be funded as a loan from our officers and directors with no interest, to the extent that funds are available to do so. Our Officers and Directors are not obligated to provide these or any other funds although they have indicated that they currently intend to do so and that they have sufficient liquid assets to meet all of these anticipated future obligations if we do not generate operating revenues or secure other funding. There is no dollar limit to the amount they have agreed to provide. For the twelve months ended July 31, 2012, our directors loaned the Company $20,266.

Additionally, since our inception, we have raised $196,229 for operations through the sale of our stock under transactions exempt from registration under Regulation S.

If we fail to meet these requirements, we may lose the qualification and our securities would no longer trade on the Over The Counter Market that we trade. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

Off Balance Sheet Arrangements

As of July 31, 2012, there were no off balance sheet arrangements.

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

In September 2006, the FASB issued ASC (Accounting Standards Codification) 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. ASC 820 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. ASC 820 is effective for fiscal years beginning after November 15, 2007.

ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows.

•	Level 1. Observable inputs such as quoted market prices in active markets.
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly:, and
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

At July 31, 2012 and 2011, we had no assets or liabilities measured at fair value on a non-recurring basis.

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

Internal Control over Financial Reporting

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting.   Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of July 31, 2012, as the result of a material weakness.   The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. We had the following significant deficiencies at July 31, 2012:

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

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the name of our sole executive officers and directors and their ages as of July 31, 2012 and their present positions.

Name	Age	Position Held with the Company
Panagiotis Drakopoulos	40	Chief Executive Officer and Board Chairman
Vasileios Mavrogiannis	40	Chief Financial Officer and Director

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

Directors

Our bylaws authorize no less than one (1) and more than nine (9) directors.  As of July 31, 2012, we had two directors: Vasileios Mavrogiannis and Panagiotis Drakopoulos.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended July 31, 2012, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended July 31, 2012:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Panagiotis Drakopoulos, Chief Executive Officer and Board Chairman	-	-	-
Vasileios Mavrogiannis, Chief Financial Officer and Director	-	-	-

Code of Ethics

As of July 31, 2012, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal year ended July 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name	YE 7/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Vasileios Mavrogiannis	2012	60,000	-	-	-	-	-	-	60,000
	2011	20,000	-	-	-	-	-	-	20,000

Panagiotis Drakopoulos	2011	60,000	-	-	-	-	-	-	60,000
	2011	20,000	-	-	-	-	-	-	20,000

Mr. Drakopoulos is the Chief Executive Officer and Board Chairman

Mr. Mavrogiannis is the Chief Financial Officer and a Director

Narrative Disclosure to the Summary Compensation Table

On April 1, 2011, we entered into arrangements with Messrs. Mavrogiannis and Drakopoulos to provide compensation in the amount of $5,000 per month. There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Messrs. Mavrogiannis and Drakopoulos accrued $60,000 in compensation costs each for the year ended July 31, 2012, but each has only been paid $5,000 of that amount. The $55,000 remainder is unpaid and included in “Accrued Expenses – Related Party” in the financial statements filed with this report on Form 10-K.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of July 31, 2012.

OUTSTANDING EQUITY AWARDS AT YEAR END

	Number of Securities Underlying Unexercised Options (#)		Option Exercise	Option Expiration	Option Expiration	No. of Shares or Units of Stock that Have Not	Market Value of Shares or Units of Stock that Have Not	Market Value of Shares or Units of Stock that Have Not	Equity Incentive Plan Awards: No. of Unearned Shares, Units or Other Rights That Have
Name	Exercisable	Unexercisable	Price ($)	Date	Date	Vested (#)	Vested ($)	Vested ($)	Not Vested
Vasileios Mavrogiannis	-	-	-	-	-	-	-	-	-
Panagiotis Drakopoulos	-	-	-	-	-	-	-	-	-

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our director for all services rendered in all capacities to us for the fiscal years ended July 31, 2012 and 2011.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Vasileios Mavrogiannis	0	0	0	0	0	0	0
Panagiotis Drakopoulos	0	0	0	0	0	0	0

Narrative Disclosure to the Director Compensation Table

On April 1, 2011, we entered into arrangements with Messrs. Mavrogiannis and Drakopoulos to provide compensation in the amount of $5,000 per month. There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Messrs. Mavrogiannis and Drakopoulos accrued $60,000 in compensation costs each for the year ended July 31, 2012, but each has only been paid $5,000 of that amount. The $55,000 remainder is unpaid and included in “Accrued Expenses – Related Party” in the financial statements filed with this report on Form 10-K.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director for the period from inception (July 21, 2009) to July 31, 2012.

We have no formal plan for compensating our directors for their services in their capacity as directors.  In the future we may grant options to our directors to purchase shares of common stock as determined by our Board of Directors or a compensation committee that may be established.

Stock Option Plans

We did not have a stock option plan as of July 31, 2012.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of July 31, 2011, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 24,709,282 shares of common stock issued and outstanding as of July 31, 2012.

Name and Address of Beneficial Owners of Common Stock[1]	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock[2]
Vasileios Mavrogiannis 200 South Wacker Drive, Suite 3100, Chicago, 60606, IL.	Common Stock	6,316,666	25.6%
Panagiotis Drakopoulos 200 South Wacker Drive, Suite 3100, Chicago, 60606, IL.	Common Stock	6,316,667	25.6%
DIRECTORS AND OFFICERS – TOTAL		12,633,333	51.1%

5% SHAREHOLDERS
Dynamic Investments, Ltd.	Common Stock	4,431,561	17.9%
Total of 5% shareholders		4,431,561	17.9%

Messrs. Mavrogiannis and Drakopoulos are officers and directors of Dynamic Investments, Ltd. Therefore they control the 4,431,561-share voting block above referenced. Attributing these shares to Messrs. Mavrogiannis and Drakopoulos gives them a voting block of 17,064,894 shares, or 69.1% of the issued and outstanding common stock of the Company at July 31, 2012.

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

For the period from inception (July 21, 2009) through July 31, 2012 certain shareholders made cash contributions and paid expenses on behalf of the company totaling $20,266. This contribution is not evidenced by a promissory note and bears no interest. During the years ended July 31, 2012 and 2011, we imputed $3,729 and $835, respectively, charging income with that amount and increasing Additional Paid in Capital.

At July 31, 2012, we owed $80,000 to GreenEra, Ltd., a company in which our directors, Messrs. Panagiotis Drakopoulos and Vasileios Mavrogiannis are shareholders. Additionally, we owed our two officers, Messrs. Drakopoulos and Mavrogiannis unpaid salaries of $55,000 each.

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

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended July 31,	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2012	$9,450	$0	$0	$0
2011	$9,100	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheets as of July 31, 2012 and 2011;

F-3	Statements of Operations for the year ended July 31, 2012 and 2011, and the periods from inception (July 21, 2009) to July 31, 2012;

F-4	Statement of Stockholders’ Deficit for period from inception to July 31, 2012;

F-5	Statements of Cash Flows for the year ended July 31, 2012 and 2011, and the periods from inception (July 21, 2009) to July 31, 2012;

F-6	Notes to Financial Statements

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (1)

3.2	Bylaws, as amended (1)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
October 26, 2012

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	Vasileios Mavrogiannis
Vasileios Mavrogiannis Chief Financial Officer and Director
October 26, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Prime Estates and Developments, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Prime Estates and Developments, Inc.(A Development Stage Company) as of July 31, 2012 and 2011 and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for the periods then ended and from inception (July 21, 2009) through July 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prime Estates and Developments, Inc. as of July 31, 2012 and 2011, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

October 26, 2012

PRIME ESTATES AND DEVELOPMENTS, INC.

(A Development Stage Company)

Balance Sheets

	07/31/12	07/31/11
ASSETS
Cash and equivalents	$40	$15,238
Prepaid expenses	-	-
Total current assets	40	15,238

TOTAL ASSETS	40	15,238

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,896	$-
Salaries payable	110,000	-
Notes payable, related party	100,266	20,000

TOTAL CURRENT LIABILITIES	213,162	20,000

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001, authorized 100 million shares, none issued and outstanding at 10/31/09.	-	-
Common stock, par value $0.001, authorized 200 million, 24,709,282 and 24,514,282 issued and outstanding at July 31, 2012 and 2011, respectively.	24,709	24,514
Additional paid-in capital	4,048,332	3,932,798
Common stock payable	6,500	-
Deficit accumulated during the development phase	(4,292,663)	(3,962,074)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(213,122)	(4,762)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$40	$15,238

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES AND DEVELOPMENTS, INC.

(A Development Stage Company)

Statements of Operations

	Year Ended July 31,		From Inception (7/21/09) to
	2012	2011	July 31, 2012
Interest income	$-	$-	$52

General and administrative expenses	326,860	168,410	4,287,199
Imputed interest expense - related parties	3,729	835	5,516

Net operating loss	(330,589)	(169,245)	(4,292,663)

NET LOSS	$(330,589)	$(169,245)	$(4,292,663)

Net loss per share, basic and fully diluted	$(0.01)	$(0.01)
Weighted average number of shares outstanding	24,669,044	24,436,238

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES AND DEVELOPMENTS, INC.

(A Development Stage Company)

Statements of Shareholders' Equity (Deficit)

		Common Stock, Par Value $0.001		Additional Paid In	Common Stock	Develop. Stage	Total Shareholders'
	Date	Shares	Amount	Capital	Payable	Deficit	Deficit

Balances at inception		-	-	-		-	-
Founders' shares	07/31/09	20,000,000	$20,000	$(20,000)	$-	$-	$-
Net loss, 7/21/09 to 7/31/09						(4,600)	(4,600)
Balances, 7/31/09		20,000,000	20,000	(20,000)	-	(4,600)	(4,600)

Shares issued for:
Services	08/04/09	101,960	102	10,094			10,196
Cash	09/15/09	392,000	392	38,808			39,200
	02/03/10	15,000	15	14,985			15,000

Imputed interest on related-party debt				952			952
Shares issued for services	06/16/10	3,710,000	3,710	3,706,290			3,710,000
Net loss, year ended 7/31/10						(3,788,229)	(3,788,229)

Balances, 7/31/10		24,218,960	24,219	3,751,129	-	(3,792,829)	(17,481)

PRIME ESTATES AND DEVELOPMENTS, INC.

(A Development Stage Company)

Statements of Shareholders' Equity (Deficit)

(Continued)

		Common Stock, Par Value $0.001		Additional Paid In	Common Stock	Develop. Stage	Total Shareholders'
	Date	Shares	Amount	Capital	Payable	Deficit	Deficit

Shares issued for:
Services	04/28/11	80,000	80	63,120	00	00	63,200
Cash	10/30/10	56,322	56	22,473			22,529
	03/16/11	10,000	10	5,990			6,000
	03/18/11	100,000	100	59,900			60,000
	03/31/11	14,000	14	8,386			8,400
	04/01/11	35,000	35	20,965			21,000
Imputed interest on related-party debt				835			835
Net loss, year ended 7/31/11						(169,245)	(169,245)

Balances, 7/31/11		24,514,282	24,514	3,932,798	-	(3,962,074)	(4,762)

PRIME ESTATES AND DEVELOPMENTS, INC.

(A Development Stage Company)

Statements of Shareholders' Equity (Deficit)

(Continued)

		Common Stock, Par Value $0.001		Additional Paid In	Common Stock	Develop. Stage	Total Shareholders'
	Date	Shares	Amount	Capital	Payable	Deficit	Deficit

Shares issued for:
Services	08/12/11	100,000	100	59,900			60,000
	12/08/11	46,500	47	27,854			27,900

Cash	10/31/11	23,500	24	14,077			14,100
	03/06/12	25,000	25	9,975			10,000

Cash received for stock payable					6,500		6,500
Imputed interest on related-party debt				3,729			3,729
Net loss, year ended 7/31/12						(330,589)	(330,589)

Balances, 7/31/12		24,709,282	$24,709	$4,048,332	$6,500	$(4,292,663)	$(213,122)

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES AND DEVELOPMENTS, INC.

(A Development Stage Company)

Statements of Cash Flows

	Year Ended July 31,		From Inception (7/21/09) to
	2012	2011	July 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(330,589)	$(169,245)	$(4,292,663)

Adjustments to reconcile net loss with cash used in operations:
Stock based compensation	87,900	63,200	3,871,296
Imputed interest	3,729	835	5,516

Change in operating assets and liabilities:
Salaries payable	110,000	-	110,000
Accounts payable and accrued expenses	2,896	(2,079)	2,896
Accrued expenses, related-party	60,000	20,000	80,000

Net cash used in operating activities	(66,064)	(87,289)	(222,955)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-	-
Net cash provided by / used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	20,266	1,650	37,788
Principal payments on related-party note payable	-	(17,522)	(17,522)
Proceeds from the sale of common stock	24,100	117,929	196,229
Proceeds from stock payable	6,500	-	6,500

Net cash provided by financing activities	50,866	102,057	222,995

NET INCREASE / (DECREASE) IN CASH	(15,198)	14,768	40

Cash at beginning of period	15,238	470	-
Cash at end of period	$40	$15,238	$40

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES AND DEVELOPMENTS, INC.

(A Development Stage Company)

Notes to Financial Statements

July 31, 2012 and 2011

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There are no cash equivalents at July 31, 2012 nor 2011.

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

Basic and Diluted Net Loss Per Share

The Company follows ASC No. 260, “Earnings Per Share” (ASC No. 260) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded. For the periods ended July 31, 2012 and 2011, there were no common stock equivalents.

As of the year ended July 31, 2012 and 2011, there were no potentially dilutive securities outstanding.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of July 31, 2012. The Company’s financial instruments consist of cash, accounts payable and notes payable to a related party. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.   The Company has had no revenues and has not generated cash flows from operations.

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

NOTE 4 – CAPITAL STRUCTURE

Common Stock

The Company is authorized to issue 200 million common shares and had issued 24,218,960 as of July 31, 2010 and 24,709,282 as of July 31, 2012 for a two-year increase of 490,322 shares comprised of the following equity transactions.

On April 28, 2011, we issued 80,000 shares of common stock to a consultant for services. We valued the shares at the closing price on the grant date ($0.79 per share) and charged general and administrative expenses with $63,200.

During the year ended July 31, 2011, we entered into the following private placements for cash:

Date	Price Per Share	No. of Shares	Proceeds

10/30/10	$0.40	56,322	$22,529
03/16/11	0.60	10,000	6,000
03/18/11	0.60	100,000	60,000
03/31/11	0.60	14,000	8,400
04/01/11	0.60	35,000	21,000

Totals		215,322	$117,929

During the year ended July 31, 2012, we entered into the following private placements for cash:

Date	Price Per Share	No. of Shares	Proceeds

10/31/11	$0.60	23,500	$14,100
03/06/12	0.40	25,000	10,000

Totals		48,500	$24,100

On August 12, 2011, we issued 100,000 shares to a law firm for one year of legal services pertaining to our Exchange Act filings. We valued the shares at the closing price of $0.60 per share on the grant date and charged general and administrative expenses with $60,000.

On August 18, 2011, we entered into an agreement with a consulting firm to propose investment opportunities in the area of distressed residential and commercial real estate. We issued 46,500 shares of common stock, valuing them at the fair value at the grant date. We charged general and administrative expense with $27,900.

Other Equity Transactions

During the years ended July 31, 2012 and 2011, we increased Additional Paid in Capital by $3,729 and $835, respectively, by imputing interest on outstanding related-party loans.

In May, 2012, we received $6,500 in cash for 16,250 shares. As of July 31, 2012, we had not issued the shares. The $6,500 is included in “Common stock payable” on the balance sheet as of July 31, 2012.

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock which has preferential liquidation rights over common stock and is non-voting. As of July 31, 2012, no shares have been issued.

Potentially Dilutive Securities

No options, warrants or other potentially dilutive securities have been issued as of July 31, 2012.

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the periods ended July 31, 2012 and 2011 due to the following:

	2012	2011
Net operating loss carryforwards	$164,333	$62,537
Valuation allowance	(164,333)	(62,537)
	$-	$-

At July 31, 2012, the Company had net operating loss forwards of approximately $421,367 that may be offset against future taxable income through 2026.  No tax benefit has been reported in the July 31, 2012 or 2011 financial statements due to the uncertainty surrounding the realizability of the benefit. The potential tax benefit is offset by a valuation allowance of the same amount.

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

From inception of the agreement through July 31, 2012, we have accrued $80,000 of costs associated with this agreement and have paid none.

NOTE 7 – RELATED PARTY TRANSACTIONS

On the date of our inception, we issued 20 million shares of our common stock to our three officers and directors which were recorded at no value (offsetting increases and decreases in Common Stock and Additional Paid in Capital).

For the period from inception (July 21, 2009) through July 31, 2012 certain shareholders made cash contributions and paid expenses on behalf of the company totaling $20,266. This contribution is not evidenced by a promissory note and bears no interest. During the years ended July 31, 2012 and 2011, we imputed $3,729 and $835, respectively, charging income with that amount and increasing Additional Paid in Capital.

At July 31, 2012, we owed $80,000 to GreenEra, Ltd., a company in which our directors, Messrs. Panagiotis Drakopoulos and Vasileios Mavrogiannis are shareholders (see Note 6).

At July 31, 2012, our two directors, Messrs. Panagiotis Drakopoulos and Vasileios Mavrogiannis, are collectively owed $110,000 in unpaid salaries.

We believe that all related party transactions were on terms at least as favorable as we would have secured in arm’s-length transactions with third parties. Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

NOTE 8 – LEASES

The Company conducts its operations from facilities located in Chicago, Illinois for which we pay approximately $1,400 per month. Rent expense for the years ended July 31, 2012 and 2011 were $18,748 and $13,883, respectively.

NOTE 9 – SUBSEQUENT EVENTS

Effective September 1st we elected Secretary and Director Mr. Panagiotis Tolis. We entered into an agreement concerning Mr. Tolis election as director and secretary which we have filed as an exhibit on an 8-K Form on 09/05/2012. According to this agreement on 09/11/2012 we issued 180,000 shares to Mr. Tolis.

On September 25th, 2012 the Company entered into a Share Contribution Agreement with the shareholders of Mainline Land Co. LLC under which the Company acquires 100% of the equity of Mainline Land Co. LLC in exchange for 93,000,000 shares of the common stock of the Company.

The closing of the transaction shall be held at a date and time agreeable to all parties as soon as practical after the completion of due diligence and auditing.

The Company has evaluated subsequent events through the date these financial statements were issued.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On February 17, 2011, we entered into an agreement with GreenEra, Ltd. to acquire the rights of exploitation of a 60,000 hectares (approximately 150,000 acres) of forest land in Novo Aripuana, State of Amazones, Brazil (see Note 6). This agreement obligates us to pay $5,000 per month for approximately 34 years.

Payout on this contract over the next five years is $60,000 per year.

Item 15. Exhibits

Exhibit No.	Document Description

10.1	SHARE CONTRIBUTION AGREEMENT WITH MAINLINE LAND CO., LLC DATED SEPTEMBER 25, 2012, FILED AS AN EXHIBIT TO FORM 8-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 27, 2012 AND INCORPORATED HEREIN BY REFERENCE.

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prime Estates and Developments, Inc.

Date: October 26, 2012	By: /s/ Panagiotis Drakopoulos
Panagiotis Drakopoulos
Chairman and Chief Executive Officer

In accordance with the Exchange Act , this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Vasileios Mavrogiannis
Vasileios Mavrogiannis	Date: October 26, 2012
Chief Financial Officer and Director

/s/ Panagiotis Drakopoulos
Panagiotis Drakopoulos	Date: October 26, 2012
Corporate Secretary and Director

