Form 10-K/A
period 2012-07-31
PRIME ESTATES & DEVELOPMENTS INC
filed 2012-11-05
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Yes ☐       No ☒

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

  EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Annual Report on Form 10-K for the annual period ended July 31, 2012 (“Form 10-K”) is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Registrants Form 10-K for the annual period ended July 31, 2012, filed with the Securities and Exchange Commission on October 26, 2012, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

No other changes have been made to the Registrant’s Form 10-K. This Amendment does not reflect any subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the original filings.

Item 6.  Exhibits

Exhibit 31.1	Section 302 Certification – Chief Executive Officer *

Exhibit 31.2	Section 302 Certification –Chief Financial Officer *

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

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

*Filed on October 26, 2012 as an exhibit to the Registrants’ Form 10-K’s for the annual period ended July 31, 2012.

**Furnished herein

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prime Estates & Developments, Inc., a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Panagiotis Drakopoulos	November 2, 2012	/s/ Panagiotis Drakopoulos

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Panagiotis Drakopoulos	Panagiotis Drakopoulos	Principal Executive Officer and Director	November 2, 2012
/s/ Vasileios Mavrogiannis	Vasileios Mavrogiannis	Principal Financial Officer	November 2, 2012