Form 10-Q
period 2012-10-31
PRIME ESTATES & DEVELOPMENTS INC
filed 2012-12-10
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

Yes ☐ No ☒

As of November 15, 2012 there were 24,905,532 shares issued and outstanding of the registrant’s common stock.

PRIME ESTATES & DEVELOPMENTS, INC.

(A Development Stage Company)

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

PRIME ESTATES & DEVELOPMENTS, INC.

(A Development Stage Company)

BALANCE SHEETS

	10/31/12 (Unaudited)	07/31/12 (Audited)
ASSETS
Cash and equivalents	$981	$40

TOTAL ASSETS	981	40

CURRENT LIABILITIES
Accounts payable and accrued expenses	$285	$2,896
Salaries payable	145,000	110,000
Note payable - related party	124,739	100,266

TOTAL CURRENT LIABILITIES	270,024	213,162

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001, authorized 100 million shares, none issued and outstanding at 10/31/12.	0	0
Common stock, par value $0.001, authorized 200 million, 24,905,532 and 24,709,282 issued and outstanding at October 31, 2012 and July 31, 2012, respectively.	24,906	24,709
Additional paid-in capital	4,126,441	4,048,332
Common stock payable	0	6,500
Deficit accumulated during the development phase	(4,420,390)	(4,292,663)
TOTAL SHAREHOLDERS' DEFICIT	(269,043)	(213,122)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$981	$40

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES AND DEVELOPMENTS, INC.

(A Development Stage Company)

RESULTS OF OPERATIONS

(Unaudited)

	Three Months Ended October 31,		From
	2012	2011	Inception (7/21/09) to October 31, 2012

Interest income	$0	$0	$52

General and administrative expenses	126,121	159,788	4,413,320
Interest expense - related parties	1,606	597	7,122

Net operating loss	(127,727)	(160,385)	(4,420,390)

NET LOSS	$(127,727)	$(160,385)	$(4,420,390)

Net loss per share, basic and fully diluted	$(0.01)	$(0.01)
Weighted average number of shares outstanding	24,818,412	24,601,239

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES AND DEVELOPMENTS, INC.

(A Development Stage Company)

STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

		Common Stock, Par Value $0.001		Additional	Common	Develop.	Total
	Date	Shares	Amount	Paid In Capital	Stock Payable	Stage Deficit	Shareholders' Deficit

Balances at inception		0	$0	$0		$0	$0
Founders' shares	07/31/09	20,000,000	20,000	(20,000)		0	0
Net loss, 7/21/09 to 7/31/09						(4,600)	(4,600)
Balances, 7/31/09		20,000,000	20,000	(20,000)	0	(4,600)	(4,600)

Shares issued for services	08/04/09	101,960	102	10,094			10,196
Shares issued for cash	09/15/09	392,000	392	38,808			39,200
	02/03/10	15,000	15	14,985			15,000

Imputed interest on related-party debt				952			952
Shares issued for services	06/16/10	3,710,000	3,710	3,706,290			3,710,000
Net loss, year ended 7/31/10						(3,788,229)	(3,788,229)

Balances, 7/31/10		24,218,960	24,219	3,751,129	0	(3,792,829)	(17,481)

PRIME ESTATES AND DEVELOPMENTS, INC.

(A Development Stage Company)

STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(Continued)

		Common Stock, Par Value $0.001		Additional	Common	Develop.	Total
	Date	Shares	Amount	Paid In Capital	Stock Payable	Stage Deficit	Shareholders' Deficit

Shares issued for services	04/28/11	80,000	80	63,120			63,200
Shares issued for cash	10/30/10	56,322	56	22,473			22,529
	03/16/11	10,000	10	5,990			6,000
	03/18/11	100,000	100	59,900			60,000
	03/31/11	14,000	14	8,386			8,400
	04/01/11	35,000	35	20,965			21,000

Imputed interest on related-party debt				835			835
Net loss, year ended 7/31/11						(169,245)	(169,245)

Balances, 7/31/11		24,514,282	24,514	3,932,798	0	(3,962,074)	(4,762)

PRIME ESTATES AND DEVELOPMENTS, INC.

(A Development Stage Company)

STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(Continued)

		Common Stock, Par Value $0.001		Additional	Common	Develop.	Total
	Date	Shares	Amount	Paid In Capital	Stock Payable	Stage Deficit	Shareholders' Deficit

Services	08/12/11	100,000	100	59,900			60,000
	12/08/11	46,500	46	27,853			27,900

Cash	10/31/11	23,500	24	14,077			14,100
	03/06/12	25,000	25	9,975			10,000

Cash received for stock payable					6,500		6,500
Imputed interest on related-party debt				3,729			3,729
Net loss, year ended 7/31/12						(330,589)	(330,589)

Balances, 7/31/12		24,709,282	24,709	4,048,332	6,500	(4,292,663)	(213,122)

PRIME ESTATES AND DEVELOPMENTS, INC.

(A Development Stage Company)

STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(Continued)

		Common Stock, Par Value $0.001		Additional	Common	Develop.	Total
	Date	Shares	Amount	Paid In Capital	Stock Payable	Stage Deficit	Shareholders' Deficit

Shares issued for:
Reduction of common stock payable	08/28/12	16,250	16	6,484	(6,500)		0
Director services	09/01/12	180,000	180	70,020			70,200
Imputed interest on related-party debt				1,606			1,606
Net loss						(127,727)	(127,727)

Balance, 10/31/12		24,905,532	$24,906	$4,126,441	$0	$(4,420,390)	$(269,043)

The accompanying notes are an integral part of these financial statements

PRIME ESTATES AND DEVELOPMENTS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended October 31,		From
	2012	2011	Inception (7/21/09) to October 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(127,727)	$(160,385)	$(4,420,390)

Adjustments to reconcile net loss with cash used in operations:
Stock based compensation	70,200	60,000	3,941,496
Stock payable for services	0	27,900	0
Imputed interest	1,606	597	7,122
Change in operating assets and liabilities:
Salaries payable	35,000	0	145,000
Prepaid expenses and other current assets	0	0	0
Accounts payable and accrued expenses	(2,611)	6,108	285
Accrued expenses, related-party	15,000	35,000	95,000

Net cash used in operating activities	(8,532)	(30,780)	(231,487)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party note payable	9,473	5,000	47,261
Principal payments on related-party note payable	0	0	(17,522)
Proceeds from the sale of common stock	0	14,100	202,729

Net cash provided by financing activities	9,473	19,100	232,468

Net increase (decrease) in cash	941	(11,680)	981
Cash at beginning of period	40	15,238	0
Cash at end of period	$981	$3,558	$981

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	0	0	0
Cash paid for income taxes	0	0	0

ADDITIONAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Reduction of Common Stock Payable	6,500	0	6,500

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES & DEVELOPMENTS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

OCTOBER 31, 2012

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of October 31, 2012 and July 31, 2012, there were no cash equivalents.

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

Income Taxes

The Company accounts for income taxes under the accounting rules related to income taxes (“Codification Topic 740”). Under these rules, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the periods ending October 31, 2012 and July 31, 2012.

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

Organizational and Offering Costs

Costs incurred to organize the Company are expensed as incurred. Offering costs incurred in connection with the Company’s common share offerings are reflected as a reduction of capital upon the receipt of the net proceeds of the offering or charged to expense if the offering is not completed. No such costs have been incurred as of October 31, 2012.

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

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

The Company had incurred losses and has a working capital deficit as of October 31, 2012; these factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – CAPITAL STRUCTURE

Common Stock

The Company is authorized to issue 200 million common shares. At July 31, 2012, we had 24,709,282 common shares issued and outstanding. Equity transactions for the fiscal year ended July 31, 2012 can be found in our Form 10-K annual report as of July 31, 2012 filed with the Securities and Exchange Commission filed October 26, 2012 and are incorporated herein by reference.

During the three months ended October 31, 2012, we issued 16,250 shares to an accredited investor for $6,500. The receipt of those funds occurred during May, 2012, and was included in Common Stock Payable on the Balance Sheet as of July 31, 2012. The issuance of these shares extinguished the balance in that category as of October 31, 2012. This accredited investor was enlisted to serve as a Director on September 1, 2012.

Also during the three months ended October 31, 2012, we issued 180,000 to a Director for services. We valued the shares at their grant date fair value, charging general and administrative expenses with $70,200.

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock which has preferential liquidation rights over common stock and is non-voting. As of October 31, 2012, no shares have been issued.

Potentially Dilutive Securities

No options, warrants or other potentially dilutive securities have been issued as of October 31, 2012.

NOTE 4 – INCOME TAXES

The Company has tax losses which may be applied against future taxable income. The potential tax benefits arising from these loss carry-forwards expire beginning in 2029 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The estimated net tax loss carry-forward was approximately $479,000 at October 31, 2012 resulting in a potential tax benefit of approximately $186,769.

The significant components of the deferred tax asset as of October 31, 2012 and July 31, 2012 are as follows:

	October 31, 2012	Jul 31, 2012
Net operating loss carry-forwards	186,769	164,333
Valuation allowance	(186,769)	(164,333)
Net deferred tax asset	$0	$0

NOTE 5 – RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2012, we received $9,473 from officers and directors in cash advances. These advances are not evidenced by a promissory note. We therefore impute interest expense to equity at the rate of 6% per annum. For the three months ended October 31, 2012, we imputed $1,606 in interest. From inception (July 21, 2009) to October 31, 2012, we received $29,739 in advances from related parties consisting of $24,325 of cash advances and $5,414 in expenses paid on behalf of the company. Also, from inception to October 31, 2012, we imputed $7,122 in interest on these advances.

During the three months ended October 31, 2012, we issued 16,250 shares to an accredited investor who entered into a subscription agreement with us back in May, 2012 for $6,500. The issuance of those 16,250 shares extinguished that stock payable. On September 1, 2012, this investor became a director of the Company.

Also, on September 1, 2012, we issued an additional 180,000 shares to this director for one year of services through August 31, 2013. We valued these shares at their grant date fair, recording an increase in Additional Paid Capital of $70,200 and a charge to general and administrative expense in the same amount.

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

Explanation of additional rights and obligations associated with this agreement can be found in our 10-K annual report as of July 31, 2012, filed October 26, 2012 and are herein incorporated by reference.

As of October 31, 2012, we have accrued $95,000 of costs on this contract and have made no cash payments to GreenEra. For the three months ended October 31, 2012, we have imputed $1,345 of interest on the unpaid balance, charging Interest Expense and increasing Additional Paid in Capital.

NOTE 7 – SUBSEQUENT EVENTS

On the 10th of September 2012 we signed a non-binding Memorandum of Understanding (MOU) with a) Business Leasing & Management Corp, based in Cherry Hill, NJ, and b) Mainline Land Corp, LLC, based in Spring Valley, NY. Following the MOU, on September 25th, 2012 we entered into a Share Contribution Agreement with certain shareholders of Mainline Land Co. LLC under which the Company would issue stock in order to acquire the shares of certain shareholders of Mainline Land Co. LLC (which shares represent 100% of Mainline Land Co., LLC). Upon the closing, Mainline Land Co. LLC would become a wholly owned subsidiary of Prime Estates. On November 23rd, 2012 we canceled this agreement with the shareholders of Mainline Land Co LLC.

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

On the 10th of September 2012 we signed a non-binding Memorandum of Understanding (MOU) with a) Business Leasing & Management Corp, based in Cherry Hill, NJ, and b) Mainline Land Corp, LLC, based in Spring Valley, NY. Following the MOU, on September 25th, 2012 we entered into a Share Contribution Agreement with certain shareholders of Mainline Land Co. LLC under which the Company would issue stock in order to acquire the shares of certain shareholders of Mainline Land Co. LLC (which shares represent 100% of Mainline Land Co., LLC). Upon the closing, Mainline Land Co. LLC would become a wholly owned subsidiary of Prime Estates. On November 23rd, 2012 we canceled this agreement with the shareholders of Mainline Land Co LLC.

There is no limitation in the amount of funds we may invest in either property acquisition or property development.  There is no limitation on or percentage allocation of funds or assets between property acquisition and property development or between 100% ownership or joint venture ownership.

Results of Operations

Three Months Ended October 31, 2012 versus 2011

We incurred $126,121 of general and administrative expenses for the three months ended October 31, 2012 versus $159,788 for the same period in 2011. The change from 2011 to 2012 is an offset of increases in certain expenditures and decreases in others. The principal increase over the previous year is the non-cash compensation of $70,200 associated with the issuance of shares to our newly-appointed director. The principal decreases are a non-cash issuance of shares in the previous year for legal expenses (a $60,000 reduction in the current year versus the previous year), a non-cash issuance for promotion consulting (a $27,900 reduction in the current year versus the previous year) and cash promotional expenses during the three months ended October 31, 2011 ($15,000) that we did not incur in the current year.

Our interest expense for the three months ended October 31, 2012 versus 2011 witnessed an increase from $597 to $1,606, principally due to our imputation of interest expense on outstanding GreenEra debt.

Liquidity and Capital Resources

We will need to secure a minimum of $150,000 in funds to finance our business in the next 12 months, in addition to the funds which will be used to stay public, which funds will be used as set forth below. However in order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We do not have any plans or specific agreements for new sources of funding, except for the anticipated loans from management as described below. We plan to acquire real estate assets or companies that own real estate assets and could offer liquidity to our company but until the date of this filing we have not completed any such transaction and we are not sure that there will ever close such an acquisition. We are also involved in preliminary discussions concerning joint venture or similar agreements to become involved in solar parks in Europe but we are not sure if we will ever conclude to a closing agreement with these parties. Our independent auditor’s report expresses substantial doubt about our ability to continue as a going concern.  At October 31, 2012, we had only $981 in cash in our bank account.  We anticipate our monthly burn rate for the next 12 months to be approximately $17,000 per month, including the maximum estimated $50,000 costs of staying public as described herein.

Until we generate operating revenues or receive other financing, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, estimated to be less than $ 50,000 annually, will be funded as a loan from our officers and directors with no interest, to the extent that funds are available to do so. Our Officers and Directors are not obligated to provide these or any other funds although they have indicated that they currently intend to do so and that they have sufficient liquid assets to meet all of these anticipated future obligations if we do not generate operating revenues or secure other funding. There is no dollar limit to the amount they have agreed to provide. For the three months ended October 31, 2012, our directors loaned the Company $9,473.

Additionally, since our inception, we have raised $202,729 for operations through the sale of our stock under transactions exempt from registration under Regulation S (see Note 3 to the financial statements).

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                 Unregistered Sales of Equity Securities.

During the three months ended October 31, 2012, we issued 16,250 shares to an accredited investor who entered into a subscription agreement with us back in May, 2012 for $6,500.

Also, on September 1, 2012, we issued an additional 180,000 shares to this director for one year of services through August 31, 2013.

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

(b)                 Use of Proceeds.

The proceeds of sales of securities were used to fund general operations.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

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

Prime Estates & Developments, Inc.

/s/ Panagiotis Drakopoulos
Panagiotis Drakopoulos	December 10, 2012
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE	NAME	TITLE	DATE
/s/ Vasileios Mavrogiannis	Vasileios Mavrogiannis	Treasurer/CFO	December 10, 2012

/s/ Panagiotis Drakopoulos	Panagiotis Drakopoulos	Chief Executive Officer	December 10, 2012

