Form 10-K/A
period 2012-07-31
PRIME ESTATES & DEVELOPMENTS INC
filed 2013-02-15
CIK 1474167

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
Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,639,184 as of October 29, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  24,905,532 as of October 10, 2012.

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012 (“Form 10-K”) is to furnish Exhibits 31.1 and 31.2 in the exact format required in response to a comment letter from the SEC staff dated February 7, 2013.

This Form 10-K/A and the related certification exhibits are being signed by the persons who were officers and directors at the time the original Form 10-K was filed.

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
__________
*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prime Estates and Developments, Inc.

Date: February 15, 2013	By:	/s/ Panagiotis Drakopoulos
Panagiotis Drakopoulos
Chairman and Chief Executive Officer

In accordance with the Exchange Act , this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: February 15, 2013	/s/ Vasileios Mavrogiannis
Vasileios Mavrogiannis
Chief Financial Officer and Director

Date: February 15, 2013	/s/ Panagiotis Drakopoulos
Panagiotis Drakopoulos
Corporate Secretary and Director