Form 10-Q
period 2013-01-31
PRIME ESTATES & DEVELOPMENTS INC
filed 2013-03-07
CIK 1474167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

☐  TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________, to ______________.

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

As of February 21, 2013 there were 24,905,532 shares issued and outstanding of the registrant’s common stock.

PRIME ESTATES & DEVELOPMENTS, INC.
(A Development Stage Company)

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

PRIME ESTATES & DEVELOPMENTS, INC.
(A Development Stage Company)
BALANCE SHEETS

	01/31/13 (Unaudited)	07/31/12 (Audited)
ASSETS
Cash and equivalents	$453	$40

TOTAL ASSETS	$453	$40

CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,747	$2,896
Salaries payable	177,500	110,000
Note payable - related party	153,739	100,266

TOTAL CURRENT LIABILITIES	338,986	213,162

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001, authorized 100 million shares, none issued and outstanding.	-	-
Common stock, par value $0.001, authorized 200 million, 24,905,532 and 24,709,282 issued and outstanding at January 31, 2013 and July 31, 2012, respectively.	24,905	24,709
Additional paid-in capital	4,171,885	4,048,332
Common stock payable	-	6,500
Deficit accumulated during the development phase	(4,535,323)	(4,292,663)
TOTAL SHAREHOLDERS' DEFICIT	(338,533)	(213,122)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$453	$40

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES AND DEVELOPMENTS, INC.
(A Development Stage Company)
RESULTS OF OPERATIONS
(Unaudited)

	Six Months Ended January 31,		Three Months Ended January 31,		From Inception (7/21/09) to Jan 31,
	2013	2012	2013	2012	2013

Interest income	$-	$-	$-	$-	$52

General and administrative expenses	238,762	214,579	112,641	54,791	4,525,961
Interest expense - related parties	3,898	1,720	2,292	1,123	9,414

Net operating loss	(242,660)	(216,299)	(114,933)	(55,914)	(4,535,323)

NET LOSS	$(242,660)	$(216,299)	$(114,933)	$(55,914)	$(4,535,323)

Net loss per share, basic and fully diluted	$(0.01)	$(0.01)	$(0.01)	$(0.00)
Weighted average number of shares outstanding	24,861,972	24,633,157	24,905,532	24,665,075

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

PRIME ESTATES AND DEVELOPMENTS, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(Continued)

		Common Stock, Par Value $0.001		Additional Paid In	Common Stock	Develop. Stage	Total Shareholders'
	Date	Shares	Amount	Capital	Payable	Deficit	Deficit

Shares issued for services	04/28/11	80,000	80	63,120	-	-	63,200
Shares issued for cash	10/30/10	56,322	56	22,473			22,529
	03/16/11	10,000	10	5,990			6,000
	03/18/11	100,000	100	59,900			60,000
	03/31/11	14,000	14	8,386			8,400
	04/01/11	35,000	35	20,965			21,000

Imputed interest on related-party debt				835			835
Net loss, year ended 7/31/11						(169,245)	(169,245)

Balances, 7/31/11		24,514,282	24,514	3,932,798	-	(3,962,074)	(4,762)

PRIME ESTATES AND DEVELOPMENTS, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(Continued)

		Common Stock, Par Value $0.001		Additional Paid In	Common Stock	Develop. Stage	Total Shareholders'
	Date	Shares	Amount	Capital	Payable	Deficit	Deficit

Services	08/12/11	100,000	100	59,900	-	-	60,000
	12/08/11	46,500	46	27,853			27,900

Cash	10/31/11	23,500	24	14,077			14,100
	03/06/12	25,000	25	9,975			10,000

Cash received for stock payable					6,500		6,500
Imputed interest on related-party debt				3,729			3,729
Net loss, year ended 7/31/12						(330,589)	(330,589)

Balances, 7/31/12		24,709,282	24,709	4,048,332	6,500	(4,292,663)	(213,122)

PRIME ESTATES AND DEVELOPMENTS, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(Continued)

		Common Stock, Par Value $0.001		Additional Paid In	Common Stock	Develop. Stage	Total Shareholders'
	Date	Shares	Amount	Capital	Payable	Deficit	Deficit
Shares issued for:
Reduction of common stock payable	08/28/12	16,250	16	6,484	(6,500)	-	-
Director services	09/01/12	180,000	180	70,020			70,200

Options issued for director services				43,151			43,151
Imputed interest on related-party debt				3,898			3,898
Net loss						(242,660)	(242,660)

Balances, 1/31/13		24,905,532	$24,905	$4,171,885	$-	$(4,535,323)	$(338,533)

The accompanying notes are an integral part of these financial statements

PRIME ESTATES AND DEVELOPMENTS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended January 31,		From Inception (7/21/09) to Jan 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(242,660)	$(216,299)	$(4,535,323)
Adjustments to reconcile net loss with cash used in operations:
Stock based compensation	113,351	87,900	3,984,647
Imputed interest	3,898	1,720	9,414
Change in operating assets and liabilities:
Accounts payable and accrued expenses	4,851	5,032	7,747
Salaries payable	67,500	-	177,500
Accrued expenses - related party	30,000	80,000	110,000

Net cash used in operating activities	(23,060)	(41,647)	(246,015)
CASH FLOWS FROM INVESTING ACTIVITIES
	-	-	-
Net cash provided by / used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	23,473	12,352	61,261
Principal payments on related-party note payable	-	-	(17,522)
Proceeds from the sale of common stock	-	14,100	202,729

Net cash provided by financing activities	23,473	26,452	246,468

NET INCREASE / (DECREASE) IN CASH	413	(15,195)	453

Cash at beginning of period	40	15,238	-
Cash at end of period	$453	$43	$453

PRIME ESTATES AND DEVELOPMENTS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Six Months Ended January 31,		From Inception (7/21/09) to Jan 31,
	2013	2012	2013

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

ADDITIONAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Reduction of stock payable	$6,500	$-	$6,500

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES & DEVELOPMENTS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JANUARY 31, 2013

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

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of January 31, 2013 and July 31, 2012, there were no cash equivalents.

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

Income Taxes
The Company accounts for income taxes under the accounting rules related to income taxes (“Codification Topic 740”). Under these rules, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the periods ending January 31, 2013 and July 31, 2012.

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

As is more fully discussed in Note 3, the Company issued 240,000 options as compensation to our Chief Financial Officer.

Organizational and Offering Costs
Costs incurred to organize the Company are expensed as incurred. Offering costs incurred in connection with the Company’s common share offerings are reflected as a reduction of capital upon the receipt of the net proceeds of the offering or charged to expense if the offering is not completed. No such costs have been incurred as of January 31, 2013.

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

The Company had incurred losses and has a working capital deficit as of January 31, 2013. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the six months ended January 31, 2013, we issued 16,250 shares to an accredited investor for $6,500. The receipt of those funds occurred during May, 2012, and was included in Common Stock Payable on the Balance Sheet as of July 31, 2012. The issuance of these shares extinguished the balance in that category as of October 31, 2012. This accredited investor was enlisted to serve as a Director on September 1, 2012.

Also during the six months ended January 31, 2013, we issued 180,000 to a Director for services. We valued the shares at their grant date fair value, charging general and administrative expenses with $70,200.

Preferred Stock
The Company is authorized to issue 100 million shares of preferred stock which has preferential liquidation rights over common stock and is non-voting. As of January 31, 2013, no shares have been issued.

Potentially Dilutive Securities
On January 5, 2013, we granted 240,000 options to an incoming Director. The options have an exercise period of four years with an exercise price of $0.10. We valued the options using the Black Scholes Option Pricing Model with the following inputs: stock price on measurement date: $0.18; Exercise price: $0.10; Option term: 4 years; Computed volatility: 448%. The resulting Black Scholes value was $43,151 which is included in general and administrative expenses for the three months ended January 31, 2013.

NOTE 4 – INCOME TAXES

The Company has tax losses which may be applied against future taxable income. The potential tax benefits arising from these loss carry-forwards expire beginning in 2029 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The estimated net tax loss carry-forward was approximately $550,000 at January 31, 2013 resulting in a potential tax benefit of approximately $214,764.

The significant components of the deferred tax asset as of January 31, 2013 and July 31, 2012 are as follows:

	1/31/13	7/31/12

Net operating loss carryforwards	214,764	164,333
Valuation allowance	(214,764)	(164,333)
Net deferred tax asset	-	-

NOTE 5 – RELATED PARTY TRANSACTIONS

During the six months ended January 31, 2013, we received $23,473 from officers and directors in cash advances. These advances are not evidenced by a promissory note. We therefore impute interest expense to equity at the rate of 6% per annum. For the six months ended January 31, 2013, we imputed $3,898 in interest. From inception (July 21, 2009) to January 31, 2013, we received $43,739 in advances from related parties consisting of $38,325 of cash advances and $5,414 in expenses paid on behalf of the company. Also, from inception to January 31, 2013, we imputed $9,414 in interest on these advances.

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

On January 5, 2013, we granted 240,000 options to an incoming Director. The options have an exercise period of four years with an exercise price of $0.10. We valued the options using the Black Scholes Option Pricing Model with the following inputs: stock price on measurement date: $0.18; Exercise price: $0.10; Option term: 4 years; Computed volatility: 448%. The resulting Black Scholes value was $43,151 which is included in general and administrative expenses for the three months ended January 31, 2013.

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

As of January 31, 2013, we have accrued $110,000 of costs on this contract and have made no cash payments to GreenEra. For the six months ended January 31, 2013, we have imputed $2,932 of interest on the unpaid balance, charging Interest Expense and increasing Additional Paid in Capital.

NOTE 7 – SUBSEQUENT EVENTS

We have received on the 28th of February 2013, 100,000 USD through a private placement that we opened in February 2013. The investor is an overseas accredited investor.

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

Specifically, we have taken the following steps in furtherance of our business plan:

We have enriched our knowledge in the real estate market in Greece, Bulgaria, Romania and the United States by studying the existing statistics on this market and by having extensive discussions with many experts of the market as follows:

•	Overall we have reviewed over 50 properties or development projects in two countries, the USA and Greece.

•	The types of properties we have reviewed are residential and commercial.

•	Overall we have met with many real estate agents in two countries, the USA and Greece.

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

On February 17, 2011, we entered into an agreement with GreenEra, Ltd., a company formed under the laws of the Cyprus Republic, to acquire exploitation rights for 60,000 hectares (approximately 150,000 acres) of forestland in Novo Aripuana, State of Amazonas, Brazil.  This property can be developed and can probably produce carbon credits that when sold could produce profits. Any profits that gained from the development of this property or through the sale of the carbon credits will be shared 50-50 between PMLT and the owner of the forestland.

The parties agree that:

•	Prime Estates will pay GreenEra $5,000 per month for approximately 34 years beginning in April 1, 2011.

•	Prime Estates will obtain financing sufficient to pay for all costs associated with obtaining the carbon credits, but in no case shall these payments exceed $1.2 million dollars.

•	GreenEra will be the developer responsible for performing all actions necessary to obtain the credits.

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

Our Director, Mr. Panagiotis Drakopoulos is also a shareholder, but not a director or officer of GreenEra Ltd.

Since the inception of the agreement with GreenEra, we have taken the following steps to implement our business plan:

•	We have researched the potential of the carbon credit business, especially for carbon credits that could derive from the preservation of forests;

•	We track and analyze the carbon credit market on a daily basis in order to develop a sound understanding of the potential for generating income and the associated risks of the market.

•	We have contacted companies specializing in the field of forest development and carbon credit issuance, in order to conduct Project Development Design (PDD) studies.

•	We are regularly engaged in efforts to receive debt or equity financing for this project.

•	We continue to seek out relationships with other companies in order to develop collaborations that may minimize risk in our forestland project and/or will provide our company with income.

Until the day of this filing there have been no other developments concerning the agreement with GreenEra Ltd.

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

Since November 2012 we have focused on locating real estate opportunities in the Chicago metropolitan area. We examined many possible investments.  We selected 2 residential and 7 commercial properties as the focus of our efforts.

The value of these real estate assets ranges from $282,000 to $3,750,000. Most of these properties are already leased to credible tenants and, if acquired, would provide us with a relatively stable stream of revenue and cash flow. To facilitate acquisition of these real estate assets we took the following steps:

•	We contacted accredited investors and funds for equity financing

•	We contacted financial institutions in order to secure debt financing

Until the day of this filing we have not been able to raise funds toward acquisition of these properties, but we continue to work on securing the funds to do so.

There is no limitation in the amount of funds we may invest in either property acquisition or property development.  There is no limitation on or percentage allocation of funds or assets between property acquisition and property development or between 100% ownership or joint venture ownership.

Results of Operations

Six Months Ended January 31, 2013  versus 2012

We incurred $238,762 of general and administrative expenses for the six months ended January 31, 2013 versus $214,579 for the same period in 2012.  The change from 2012 to 2013 is an offset of increases in certain expenditures and decreases in others.  The principal increase over the previous year is the non-cash compensation of $120,851 associated with the issuance of shares and options to our newly-appointed directors for services.  The principal decreases are a non-cash issuance of shares in the previous year for legal expenses (a $53,000 reduction in the current year versus the previous year), a non-cash issuance for consulting (a $27,900 reduction in the current year versus the previous year) and cash promotional expenses during the six months ended January 31, 2012 ($15,000) that we did not incur in the current year.

Our interest expense for the six months ended January 31, 2013 versus 2012 witnessed an increase from $1,720 to $3,898.  This is principally due to higher related-party debt levels.

Three Months Ended October 31, 2012 versus 2011

We incurred $112,641 of general and administrative expenses for the three months ended January 31, 2013 versus $54,791 for the same period in 2012.  The increase from 2012 to 2013 is principally due to an increase  over the previous year in non-cash compensation associated with the issuance of shares to our newly-appointed directors (an increase of $45,651 over the previous year);  an increase in legal expenses over the previous year (a $7,000 increase), and increases in general statutory compliance costs (an increase of $6,708 over the previous year).

Our interest expense for the three months ended January 31, 2013 versus 2012 witnessed an increase from $1,123 to $2,292, principally due to higher related-party debt levels.

Liquidity and Capital Resources

We will need to secure a minimum of $150,000 in funds to finance our business in the next 12 months, in addition to the funds which will be used to stay public, which funds will be used as set forth below. However in order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We do not have any plans or specific agreements for new sources of funding, except for the anticipated loans from management as described below. We plan to acquire real estate assets or companies that own real estate assets and could offer liquidity to our company but until the date of this filing we have not completed any such transaction and we are not sure that there will ever close such an acquisition. We are also involved in preliminary discussions concerning joint venture or similar agreements to become involved in solar parks in Europe but we are not sure if we will ever conclude to a closing agreement with these parties. Our independent auditor’s report expresses substantial doubt about our ability to continue as a going concern.  At January 31, 2012, we had only $453 in cash in our bank account.  We anticipate our monthly burn rate for the next 12 months to be approximately $17,000 per month, including the maximum estimated $50,000 costs of staying public as described herein.

Until we generate operating revenues or receive other financing, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, estimated to be less than $ 50,000 annually, will be funded as a loan from our officers and directors with no interest, to the extent that funds are available to do so. Our Officers and Directors are not obligated to provide these or any other funds although they have indicated that they currently intend to do so and that they have sufficient liquid assets to meet all of these anticipated future obligations if we do not generate operating revenues or secure other funding. There is no dollar limit to the amount they have agreed to provide. For the six months ended January 31, 2013, our directors loaned the Company $23,473.

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

Plan of Operation in the Next Twelve Months

Our activities currently consist of website creation, and establishing additional cooperation agreements with real estate agents to establish the flow of real estate opportunities.  We do not intend to activate a website until we acquire properties and do not intend to put investor info on the site once activated. Although we shall do our best to secure additional financing, we have not completed any closings that would result in revenue to date and there can be no assurances that any future closings will result in revenue.

Specifically, our plan of operations for the next 12 months is as follows:

•
From today until the end of May, 2013 we plan to raise additional funds in order to be able to cover our operational expenses and have the needed financing to acquire our first pieces of real estate. We believe that current loans received by our directors will satisfy our cash requirements only until we finish our efforts for additional financing at the end of May, 2013. If we are not be able to raise any additional funds by the end of May, 2013 we do not anticipate having the ability to continue our operations. We may need to obtain debt financing to implement our business plan. However, we initially contemplate pursuing equity financing only to cover our expenses and finance our first acquisitions of real estate properties. Of course, there is no assurance that we will be able to raise any future capital in any amount and if we fail to do so investors could lose their entire investment.  We estimate the cost of this equity financing if we are able to secure it to be about $6,000, primarily legal and accounting costs and filing fees associated with such an offering.

•
By the end of July, 2013 we plan to focus our efforts in order to locate the proper properties for acquisition and do a full estimation and due diligence on them. We also plan to collaborate with existing real estate agents in order to be able to locate more properties and receive offers from properties that are getting sold at opportunistic prices. We also plan to create collaborations with freelancers who will have specific experience and knowledge in certain specialized real estate areas such as appraisers, engineers, archeologists, etc. The freelancers will be used in case-by-case scenario whenever there is a need for their specialty. We wish to create such collaborations with freelancers in order to have accurate real estate estimations and development plans, and in order to have these services at discount prices. The cost that we estimate to have in order to locate the freelancers will be about $2,000.

•
Moreover, by the end of July, 2013 we believe that we will be able to locate enough real estate opportunities and do a full estimation and due diligence on them so that we will be able to take our first decision to acquire our first property. We estimate that the cost in order to locate a property at an opportunistic price and the cost of the needed due diligence for the first property will be about $3,000.

•
In addition, by the end of July 2013, assuming that funding has been secured and due diligence on the property has been completed, we believe that we will be able to close our first deal, do the necessary paperwork and therefore acquire our first property. Moreover, in order to have a diversified portfolio of properties we plan to locate and acquire at least three more properties by the end of the year. The estimated due diligence cost for the acquisition of these additional three properties is about $9,000. Among the properties that we intend to buy are those that generate or will within a period of three months generate income from rent. Overall we plan to spend about 80% of the capital that we will have raised in order to acquire real estate properties in the next twelve months. Assuming that we will manage to raise about $10,000,000 until the end of 2013, we will invest about $8,000,000 in real estate assets. Specifically, we plan to invest a portion of these funds, no more than $1,200,000, in order to possibly develop the forest that we have acquired its rights in the Amazonas, Brazil. Moreover, we plan to invest up to 5% of our raised funds in more liquid types of assets such as real estate related securities, primarily such as bonds backed by real estate. We plan to keep the rest of our funds in cash. We estimate that the rest of our cash position will be enough to cover all operational expenses of the company at least until the end of the first quarter of 2014.

•	As soon as we succeed with the above-mentioned targets we intend to continue our business with more efforts to raise additional funds in order to be able to acquire more real estate assets.

•
In the following 12 months we estimate that we will need to raise at least $220,000 in order to be able to cover our operational expenses. Overall the estimated operational expenses for the coming 12 months are $220,000. This amount is the result of the following estimated costs: Private Placement $6,000, freelancers $2,000, due diligence on our first property $3,000, due diligence on the next three properties $9,000, staying public $50,000, salaries $90,000 and costs associated with the agreement with GreenEra $60,000.  We anticipate raising additional funds by selling shares of our company.

•
So far, we have tried to raise via Private Placements the needed funds to implement our business plan but we have succeeded to raise only a small portion of our target. These funds were able to pay some of our operational expenses; the rest was covered by loans from our directors. We plan to arrange more meetings with broker/dealer firms and more accredited investors and funds in order to increase our chances of fund raising via equity financing.

•
Moreover, the last four months we contacted two banks and other funds trying to receive debt financing. So far we have not managed to receive a loan. However, we are currently in discussions with various funds that are offering debt financing and we will do our best to secure it. In addition, in January 2012 we hired a new CFO, who we believe will enhance our efforts for financing. We plan to locate more funds that are willing to offer financing to companies similar to our profile.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  We have added a new director from September 1st to ensure that procedures of internal control are monitored for accuracy and efficiency. This is disclosed in the 8k released in September 2012.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities.

During the six months ended January 31, 2013, we issued 16,250 shares to an accredited investor who entered into a subscription agreement with us back in May, 2012 for $6,500.

Also, on September 1, 2012, we issued an additional 180,000 shares to this director for one year of services through August 31, 2013.

We believed that Regulation S was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions;
•	We placed Regulation S required restrictive legends on all certificates issued;
•	No offers or sales of stock under the Regulation S offering were made to persons in the United States;
•	No direct selling efforts of the Regulation S offering were made in the United States.

In connection with the above transactions, although some of the investors may have also been accredited, we provided the following to all investors:

●	Access to all our books and records.
●	Access to all material contracts and documents relating to our operations.
●	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

Prospective investors were invited to review at our offices at any reasonable hour, after reasonable advance notice, any materials available to us concerning our business. Prospective Investors were also invited to visit our offices.

(b)	Use of Proceeds.

The Registrant did not sell any registered securities during the six months ended January 31, 2013.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

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
__________
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

**  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prime Estates & Developments, Inc.

March 6, 2013	By:	/s/ Panagiotis Drakopoulos
Panagiotis Drakopoulos
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE	NAME	TITLE	DATE

/s/ Panagiotis Drakopoulos	Panagiotis Drakopoulos	Chief Executive Officer, Director	3/06/13

/s/ Konstantinos Vassilopoulos	Konstantinos Vassilopoulos	Chief Financial Officer, Director	3/06/13

/s/ Panagiotis Tolis	Panagiotis Tolis	Secretary, Director	3/06/13