Form 10-Q
period 2013-04-30
PRIME ESTATES & DEVELOPMENTS INC
filed 2013-05-13
CIK 1474167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

☐ TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

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

As of May 13, 2013 there were 25,305,532 shares issued and outstanding of the registrant’s common stock.

PRIME ESTATES & DEVELOPMENTS, INC.
(A Development Stage Company)

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

PRIME ESTATES & DEVELOPMENTS, INC.
(A Development Stage Company)
BALANCE SHEETS

	04/30/13 (Unaudited)	07/31/12 (Audited)
ASSETS
Cash and equivalents	$6,143	$40

TOTAL ASSETS	$6,143	$40

CURRENT LIABILITIES
Accounts payable and accrued expenses	$700	$2,896
Salaries payable	175,000	110,000
Note payable - related party	125,000	100,266

TOTAL CURRENT LIABILITIES	300,700	213,162

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001, authorized 100 million shares, none issued and outstanding.	-	-
Common stock, par value $0.001, authorized 200 million, 25,305,532 and 24,709,282 issued and outstanding at April 30, 2013 and July 31, 2012, respectively.	25,305	24,709
Additional paid-in capital	4,273,504	4,048,332
Common stock payable	-	6,500
Deficit accumulated during the development phase	(4,593,366)	(4,292,663)
TOTAL SHAREHOLDERS' DEFICIT	(294,557)	(213,122)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$6,143	$40

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES AND DEVELOPMENTS, INC.
(A Development Stage Company)
RESULTS OF OPERATIONS
(Unaudited)

	Nine months ended April 30,		Three Months Ended April 30,		From Inception (7/21/09) to Apr 30,
	2013	2012	2013	2012	2013

Interest income	$-	$-	$-	$-	$52

General and administrative expenses	294,785	267,404	56,023	52,825	4,581,984
Interest expense - related parties	5,918	3,459	2,020	1,739	11,434

Net operating loss	(300,703)	(270,863)	(58,043)	(54,564)	(4,593,366)

NET LOSS	$(300,703)	$(270,863)	$(58,043)	$(54,564)	$(4,593,366)

Net loss per share, basic and fully diluted	$(0.01)	$(0.01)	$(0.01)	$(0.00)
Weighted average number of shares outstanding	24,965,550	24,654,025	25,179,689	24,691,837

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

PRIME ESTATES AND DEVELOPMENTS, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(Continued)

		Common Stock, Par Value $0.001		Additional Paid In	Common Stock	Develop. Stage	Total Shareholders'
	Date	Shares	Amount	Capital	Payable	Deficit	Deficit

Shares issued for services	04/28/11	80,000	80	63,120	-		63,200
Shares issued for cash	10/30/10	56,322	56	22,473			22,529
	03/16/11	10,000	10	5,990			6,000
	03/18/11	100,000	100	59,900			60,000
	03/31/11	14,000	14	8,386			8,400
	04/01/11	35,000	35	20,965			21,000

Imputed interest on related-party debt				835			835
Net loss, year ended 7/31/11						(169,245)	(169,245)

Balances, 7/31/11		24,514,282	24,514	3,932,798	-	(3,962,074)	(4,762)

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

PRIME ESTATES AND DEVELOPMENTS, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(Continued)

		Common Stock, Par Value $0.001		Additional Paid In	Common Stock	Develop. Stage	Total Shareholders'
	Date	Shares	Amount	Capital	Payable	Deficit	Deficit

Shares issued for:
Cash	02/28/13	400,000	400	99,600			100,000
Reduction of common stock payable	08/28/12	16,250	16	6,484	(6,500)		-
Director services	09/01/12	180,000	180	70,020			70,200

Options issued for director services				43,151			43,151
Imputed interest on related-party debt				5,917			5,917
Net loss						(300,703)	(300,703)

Balances, 4/30/13		25,305,532	$25,305	$4,273,504	$-	$(4,593,366)	$(294,557)

The accompanying notes are an integral part of these financial statements

PRIME ESTATES AND DEVELOPMENTS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended April 30,		From Inception (7/21/09) to Apr 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(300,703)	$(270,863)	$(4,593,366)

Adjustments to reconcile net loss with cash used in operations:
Stock based compensation	113,351	87,900	3,984,647
Imputed interest	5,917	3,459	11,433
Change in operating assets and liabilities:
Prepaid expenses and other current assets	-	(1,471)	-
Accounts payable and accrued expenses	(2,196)	1,849	2,896
Salaries payable	65,000	-	110,000
Accrued expenses - related party	45,000	125,000	80,000

Net cash used in operating activities	(73,631)	(54,126)	(296,586)
CASH FLOWS FROM INVESTING ACTIVITIES
	-	-	-
Net cash provided by / used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	23,473	14,823	61,261
Principal payments on related-party note payable	(43,739)	-	(61,261)
Proceeds from the sale of common stock	100,000	24,100	302,729

Net cash provided by financing activities	79,734	38,923	302,729

NET INCREASE / (DECREASE) IN CASH	6,103	(15,203)	6,143

Cash at beginning of period	40	15,238	-
Cash at end of period	$6,143	$35	$6,143

PRIME ESTATES AND DEVELOPMENTS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Nine months ended April 30,		From Inception (7/21/09) to Apr 30,
	2013	2012	2013

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

ADDITIONAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Reduction of stock payable	$6,500	$-	$6,500

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES & DEVELOPMENTS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
APRIL 30, 2013

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

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of April 30, 2013 and July 31, 2012, there were no cash equivalents.

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

Income Taxes
The Company accounts for income taxes under the accounting rules related to income taxes (“Codification Topic 740”). Under these rules, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the periods ending April 30, 2013 and July 31, 2012.

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

Organizational and Offering Costs
Costs incurred to organize the Company are expensed as incurred. Offering costs incurred in connection with the Company’s common share offerings are reflected as a reduction of capital upon the receipt of the net proceeds of the offering or charged to expense if the offering is not completed. No such costs have been incurred as of April 30, 2013.

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

The Company had incurred losses and has a working capital deficit as of April 30, 2013. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the nine months ended April 30, 2013, we issued 16,250 shares to an accredited investor for $6,500. The receipt of those funds occurred during May, 2012, and was included in Common Stock Payable on the Balance Sheet as of July 31, 2012. The issuance of these shares extinguished the balance in that category as of October 31, 2012. This accredited investor was enlisted to serve as a Director on September 1, 2012.

Also during the nine months ended April 30, 2013, we issued 180,000 to a Director for services. We valued the shares at their grant date fair value, charging general and administrative expenses with $70,200.

Also during the nine months ended April 30, 2013, we issued 400,000 shares to an accredited investor for $100,000 in cash.

Preferred Stock
The Company is authorized to issue 100 million shares of preferred stock which has preferential liquidation rights over common stock and is non-voting. As of April 30, 2013, no shares have been issued.

Potentially Dilutive Securities
On January 5, 2013, we granted 240,000 options to an incoming Director. The options have an exercise period of four years with an exercise price of $0.10. We valued the options using the Black Scholes Option Pricing Model with the following inputs: stock price on measurement date: $0.18; Exercise price: $0.10; Option term: 4 years; Computed volatility: 448%. The resulting Black Scholes value was $43,151 which is included in general and administrative expenses for the nine months ended April 30, 2013.

NOTE 4 – INCOME TAXES

The Company has tax losses which may be applied against future taxable income. The potential tax benefits arising from these loss carry-forwards expire beginning in 2029 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The estimated net tax loss carry-forward was approximately $610,000 at April 30, 2013 resulting in a potential tax benefit of approximately $237,400.

The significant components of the deferred tax asset as of April 30, 2013 and July 31, 2012 are as follows:

	4/30/13	7/31/12
Net operating loss carryforwards	237,400	164,333
Valuation allowance	(237,400)	(164,333)
Net deferred tax asset	-	-

NOTE 5 – RELATED PARTY TRANSACTIONS

During the nine months ended April 30, 2013, we received $23,473 from officers and directors in cash advances. These advances are not evidenced by a promissory note. We therefore impute interest expense to equity at the rate of 6% per annum. For the nine months ended April 30, 2013, we imputed $5,917 in interest. From inception (July 21, 2009) to April 30, 2013, we received $61,261 in advances from related parties consisting of $55,847 of cash advances and $5,414 in expenses paid on behalf of the company. Also, from inception to April 30, 2013, we imputed $11,433 in interest on these advances. During the nine months ended April 30, 2013, these advances and expenses paid on behalf of the company were repaid in full.

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

On January 5, 2013, we granted 240,000 options to an incoming Director. The options have an exercise period of four years with an exercise price of $0.10. We valued the options using the Black Scholes Option Pricing Model with the following inputs: stock price on measurement date: $0.18; Exercise price: $0.10; Option term: 4 years; Computed volatility: 448%. The resulting Black Scholes value was $43,151 which is included in general and administrative expenses for the three months ended April 30, 2013.

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

As of April 30, 2013, we have accrued $125,000 of costs on this contract and have made no cash payments to GreenEra. For the nine months ended April 30, 2013, we have imputed $4,659 of interest on the unpaid balance, charging Interest Expense and increasing Additional Paid in Capital.

NOTE 7 – AGREEMENT WITH GREENBASE LTD.

On April 22, 2013, we entered into an agreement with Greenbase Ltd. (“Greenbase”), a company organized under the laws of Cyprus, and with the sellers individually, to acquire all of the issued and outstanding stock of Greenbase in exchange for 100,000,000 shares of our common stock.

We are currently performing due diligence on Greenbase and expect to close within the next ninety days.

NOTE 8 – SUBSEQUENT EVENTS

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

In August 18, 2011, we signed a JV with Pelion Exclusive. Pelion Exclusive will actively seek and propose investment opportunities especially in the area of distressed residential and commercial real estate properties for merger and/or acquisition. Pelion Exclusive may also assist Prime in the financing and development of real estate projects. It may also perform property management, asset management and propose possible buyers for the ultimate disposition of the properties. The JV with Pelion Exclusive continues to be valid until August 17, 2013.

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

A Share Exchange Agreement (the "Agreement") was made and entered into as of the 22nd day of April, 2013, between Prime Estates & Developments, Inc., a Nevada corporation ("Buyer") and Greenbase Ltd, organized under the laws of Cyprus ("Company") and Dimitrios Goulielmos and Evangelia Theocharidou (individually a “Seller” and jointly “Sellers”).

The Buyer agreed to acquire all issued and outstanding shares of common stock of Company from the Sellers, and the Sellers agreed to have all issued and outstanding shares of common stock of Company acquired by the Buyer solely for the purpose of having a wholly-owned subsidiary with operations in Cyprus, on the terms and conditions set forth in this Agreement by way of an exchange of shares (the “Exchange”).

Subject to all the terms and conditions of the Agreement, at the Closing, the Sellers agreed to receive from the Buyer, and Buyer agrees to issue to the Sellers, the sole shareholders of the Company, an aggregate of 100,000,000 Shares of Common Stock of the Buyer (“Buyer Shares”) (the “Share Consideration”) in exchange for the transfer of 2,000 shares aggregate of the Common Stock of the Company (“Company Shares”), owned as set forth on the signature page to this Agreement, which shares constitute all the issued and outstanding shares or rights to acquire issued and outstanding shares of Company, to the Buyer. Each Company Share that is issued and outstanding immediately before the Closing shall entitle the holder thereof to receive 50,000 Buyer’s Shares.

The Agreement provides that at closing, all actions necessary for the following changes of officers and directors of Buyer shall have occurred:

•	Dimitris Goulielmos new CEO and Director of PMLT
•	Panagiotis Drakopoulos new CFO (change from existing CEO)
•	The existing CFO of PMLT, Mr. Konstantinos Vassilopoulos will become the new Secretary.
•	The existing Secretary of PMLT, Mr. Panagiotis Tolis will resign.
•	The Board of Directors of Greenbase Ltd [Eleni Paphiti, Charalambos Angelides] will remain as it is and all other directors of Buyer will remain.

The Agreement is subject to certain conditions which need to be satisfied prior to closing, as further set forth in the Agreement.

The agreement is filed as an exhibit to Form 8-K on April 25, 2013, and should be referred to in its entirety for complete information concerning this agreement.

We are currently performing due diligence on Greenbase and expect to close within the next ninety days.

Results of Operations

Nine months ended April 30, 2013 versus 2012

We incurred $294,785 of general and administrative expenses for the nine months ended April 30, 2013 versus $267,404 for the same period in 2012. The change from 2012 to 2013 is an offset of increases in certain expenditures and decreases in others. The principal increase over the previous year is Directors’ salaries, representing a $113,351 increase over the previous year. This is due to having more directors than we had during the nine months ended April 30, 2012. The principal decreases are legal expenses (a $46,000 reduction in the current year versus the previous year), a non-cash issuance for consulting (a $27,900 reduction in the current year versus the previous year) and cash promotional expenses during the nine months ended April 30, 2012 ($15,000) that we did not incur in the current year.

Our interest expense for the nine months ended April 30, 2013 versus 2012 witnessed an increase from $3,459 to $5,918. This is principally due to higher related-party debt levels.

Three Months Ended April 30, 2013 versus 2012

We incurred $56,023 of general and administrative expenses for the three months ended April 30, 2013 versus $52,825 for the same period in 2012. The change is mostly due to travel costs associated with our negotiations with Greenbase Ltd. (see Note 7 to the financial statements).

Our interest expense for the three months ended April 30, 2013 versus 2012 witnessed an increase from $1,739 to $2,019, principally due to higher related-party debt levels.

Liquidity and Capital Resources

We will need to secure a minimum of $150,000 in funds to finance our business in the next 12 months, in addition to the funds which will be used to stay public, which funds will be used as set forth below. However in order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We do not have any plans or specific agreements for new sources of funding, except for the anticipated loans from management as described below. We plan to acquire real estate assets or companies that own real estate assets and could offer liquidity to our company but until the date of this filing we have not completed any such transaction and we are not sure that there will ever close such an acquisition. We are also involved in preliminary discussions concerning joint venture or similar agreements to become involved in solar parks in Europe but we are not sure if we will ever conclude to a closing agreement with these parties. Currently we are performing due diligence on Greenbase in connection with our Share Exchange Agreement described above. Greenbase’s main current owner, Mr. Goulielmos, has advised us that he shares the same interest with current management for the possible involvement of the Company in solar park projects operated in Europe, although we have not pursued this past preliminary discussions as described above.Our independent auditor’s report expresses substantial doubt about our ability to continue as a going concern. At April 30, 2013, we had only $6,143 in cash in our bank account. We anticipate our monthly burn rate for the next 12 months to be approximately $17,000 per month, including the maximum estimated $50,000 costs of staying public as described herein.

Until we generate operating revenues or receive other financing, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, estimated to be less than $ 50,000 annually, will be funded as a loan from our officers and directors with no interest, to the extent that funds are available to do so. Our Officers and Directors are not obligated to provide these or any other funds although they have indicated that they currently intend to do so and that they have sufficient liquid assets to meet all of these anticipated future obligations if we do not generate operating revenues or secure other funding. There is no dollar limit to the amount they have agreed to provide. For the nine months ended April 30, 2013, our directors loaned the Company $24,473.

Additionally, since our inception, we have raised $302,729 for operations through the sale of our stock under transactions exempt from registration under Regulation S (see Note 3 to the financial statements).

If we fail to meet these requirements, we may lose the qualification and our securities would no longer trade on the Over-the-Counter Market that we trade. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

Specifically, our plan of operations for the next 12 months is as follows:

•
From today until the end of June, 2013 we plan to raise additional funds in order to be able to cover our operational expenses and have the needed financing to acquire our first pieces of real estate. We believe that current cash will satisfy our cash requirements only until we finish our efforts for additional financing at the end of June, 2013. If we are not be able to raise any additional funds by the end of June, 2013 we do not anticipate having the ability to continue our operations. We may need to obtain debt financing to implement our business plan. However, we initially contemplate pursuing equity financing only to cover our expenses and finance our first acquisitions of real estate properties. Of course, there is no assurance that we will be able to raise any future capital in any amount and if we fail to do so investors could lose their entire investment. We estimate the cost of this equity financing if we are able to secure it to be about $6,000, primarily legal and accounting costs and filing fees associated with such an offering.

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

•
On April 22, 2013, we entered into an agreement with Greenbase Ltd. (“Greenbase”), a company organized under the laws of Cyprus, and with the sellers individually, to acquire all of the issued and outstanding stock of Greenbase in exchange for 100,000,000 shares of our common stock.

We are currently performing due diligence on Greenbase and expect to close within the next ninety days.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

During the Nine months ended April 30, 2013, we issued 16,250 shares to an accredited investor who entered into a subscription agreement with us in May, 2012 for $6,500.

Also, on September 1, 2012, we issued an additional 180,000 shares to a director for one year of services through August 31, 2013.

Also, on February 28, 2013, we issued 400,000 shares to an accredited investor in exchange for $100,000 in cash.

As all of the investors in the transactions set forth above were not US citizens or residents, we relied upon Regulation S for the issuance of these securities.

We believed that Regulation S was available because:

·	None of these issuances involved underwriters, underwriting discounts or commissions;
·	We placed Regulation S required restrictive legends on all certificates issued;
·	No offers or sales of stock under the Regulation S offering were made to persons in the United States;
·	No direct selling efforts of the Regulation S offering were made in the United States.

In connection with the above transactions, although some of the investors may have also been accredited, we provided the following to all investors:

·	Access to all our books and records.
·	Access to all material contracts and documents relating to our operations.
·	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

Prospective investors were invited to review at our offices at any reasonable hour, after reasonable advance notice, any materials available to us concerning our business. Prospective Investors were also invited to visit our offices.

(b) Use of Proceeds.

The Registrant did not sell any registered securities during the nine months ended April 30, 2013.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

None.

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
______________
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

Prime Estates & Developments, Inc.

May 13, 2013	By:	/s/ Panagiotis Drakopoulos
Panagiotis Drakopoulos
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE	NAME	TITLE	DATE

/s/ Panagiotis Drakopoulos	Panagiotis Drakopoulos	Principal Executive Officer, Director	5/13/13

/s/ Konstantinos Vassilopoulos	Konstantinos Vassilopoulos	Chief Financial Officer, Director	5/13/13

/s/ Panagiotis Tolis	Panagiotis Tolis	Secretary, Director	5/13/13