Form 10-K
period 2013-07-31
PRIME ESTATES & DEVELOPMENTS INC
filed 2013-09-13
CIK 1474167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $3,468,400 as of January 31, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 25,585,532 as of September 13, 2013.

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

•
In July 2010 we signed a Joint Venture Agreement with Madison Realty Advisors, LLC (“Madison”). Madison has extensive experience in the business of acquiring, financing, managing and selling commercial real estate properties for itself and third parties. Madison will actively seek commercial real estate properties for acquisition. In connection therewith, Madison will negotiate the acquisition, perform due diligence on the properties, arrange financing and close the properties. Then perform property management, asset management and be responsible for the ultimate disposition of the properties. All property acquisitions shall be subject to the approval of Prime. In June 2013 we canceled the Joint Venture Agreement with Madison due to inactivity.

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

On February 17, 2011, we entered into an agreement with GreenEra, Ltd., a company formed under the laws of the Cyprus Republic, to acquire the rights of exploitation of a 60,000 hectares (approximately 150,000 acres) of forest land in Novo Aripuana, State of Amazonas, Brazil.  This property can be developed and can probably produce carbon credits that when sold could produce profits. Any profits that will be gained from the development of this property or through the sale of the carbon credits will be shared 50-50 between PMLT and the owner of the forest land.

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

Our Director, Mr. Panagiotis Drakopoulos is also a shareholder but not a director or officer of GreenEra Ltd.

Since the inception of the agreement with GreenEra, we have taken the following steps to implement our business plan:

•	We have researched the potential of the carbon credit business, especially for carbon credits that could derive from the preservation of forests.

•	We track and analyze the carbon credit market on a daily basis in order to develop a sound understanding of the potential for generating income and the associated risks of the market.

•	We have contacted companies specializing in the field of forest development and carbon credit issuance, in order conduct Project Development Design (PDD) studies.

•	We are regularly engaged in efforts to receive debt or equity financing for this project.

•	We continue to seek out relationships with other companies in order to develop collaborations that may minimize risk in our forestland project and/or will provide our company with income.

Until the day of this filing there have been no other developments concerning the agreement with GreenEra Ltd.

In August 18, 2011, we signed a JV with Pelion Exclusive. Pelion Exclusive will actively seek and propose investment opportunities especially in the area of distressed residential and commercial real estate properties for merger and/or acquisition. Pelion Exclusive may also assist Prime in the financing and development of real estate projects. It may also perform property management, asset management and propose possible buyers for the ultimate disposition of the properties. On the 17th of August 2013 the JV with Pelion Exclusive expired.

During the first three months of 2012, we had been involved in discussions with Mave Sa, a Greek logistics company that holds real estate assets, concerning a potential business combination. In May 2013 we decided to terminate all discussion concerning any business combination with Mave SA.

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

The value of these real estate assets ranges from $282,000 to $3,750,000. Most of these properties are already leased to credible tenants and, if acquired, would provide us with a relatively stable stream of revenue and cash flow. To facilitate acquisition of these real estate assets we took the following steps:

•	We contacted accredited investors and funds for equity financing;

•	We contacted financial institutions in order to secure debt financing

Until the day of this filing we have not been able to raise funds toward acquisition of these properties, but we continue to work on securing the funds to do so.

On April 22, 2013, we entered into an agreement with Greenbase Ltd. (“Greenbase”), a company organized under the laws of Cyprus, and with the sellers individually, to acquire all of the issued and outstanding stock of Greenbase in exchange for 100,000,000 shares of our common stock. On the 28th of May 2013 we terminated the agreement with Greenbase Ltd.

There is no limitation in the amount of funds we may invest in either property acquisition or property development. There is no limitation on the percentage allocation of funds or assets between property acquisition and property development or between 100% ownership or joint venture ownership.

We are currently involved in active discussions with a company located in Cyprus for a potential merger or business combination. As of the date of this filing, there is no binding contract, commitment or agreement with this candidate and there is no assurance that there will ever be one or that any such acquisition or combination will occur.

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

Subsidiaries

We do not have any subsidiaries.

Item 2.   Properties

Besides our leased office space, we do not presently lease or own any real property.

We rent the following property as our U.S. corporate office:

●	Address: City/State/Zip: 200 South Wacker Drive, Suite 3100, Chicago, Illinois 60606

●	Name of Landlord: Regus

●	Term of Lease: One year commencing October 1, 2012

●	Monthly Rental: $294

●	Adequate for current needs: Yes

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Mine Safety Disclosures

None

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Over-The-Counter Markets under the symbol “PMLT.”  The following table of high and low stock prices are based on actual trades.

Bid Information*

Quarter Ended	High	Low

October 31, 2011	$1.20	$0.22
January 31, 2012	0.75	0.10
April 30, 2012	0.51	0.25
July 31, 2012	0.39	0.08

October 31, 2012	$0.39	$0.10
January 31, 2013	0.40	0.12
April 30, 2013	0.60	0.15
July 31, 2013	0.60	0.25

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

Holders of Our Common Stock

As of July 31, 2013, we had 25,305,532 shares of our common stock issued and outstanding, held by approximately 84 persons, not including those shares held in street names.

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

Specifically, our plan of operations for the next 12 months is as follows:

•
From today until the end of November, 2013 we plan to raise additional funds in order to be able to cover our operational expenses and have the needed financing to acquire our first pieces of real estate. We believe that current cash will satisfy our cash requirements only until we finish our efforts for additional financing at the end of November, 2013. If we are not be able to raise any additional funds by the end of November, 2013 we do not anticipate having the ability to continue our operations. We may need to obtain debt financing to implement our business plan. However, we initially contemplate pursuing equity financing only to cover our expenses and finance our first acquisitions of real estate properties. Of course, there is no assurance that we will be able to raise any future capital in any amount and if we fail to do so investors could lose their entire investment.  We estimate the cost of this equity financing if we are able to secure it to be about $6,000, primarily legal and accounting costs and filing fees associated with such an offering.

•
By the end of December, 2013 we plan to focus our efforts in order to locate the proper properties for acquisition and do a full estimation and due diligence on them. We also plan to collaborate with existing real estate agents in order to be able to locate more properties and receive offers from properties that are getting sold at opportunistic prices. We also plan to create collaborations with freelancers who will have specific experience and knowledge in certain specialized real estate areas such as appraisers, engineers, archeologists, etc. The freelancers will be used in case-by-case scenario whenever there is a need for their specialty. We wish to create such collaborations with freelancers in order to have accurate real estate estimations and development plans, and in order to have these services at discount prices. The cost that we estimate to have in order to locate the freelancers will be about $2,000.

•
Moreover, by the end of December, 2013 we believe that we will be able to locate enough real estate opportunities and do a full estimation and due diligence on them so that we will be able to take our first decision to acquire our first property. We estimate that the cost in order to locate a property at an opportunistic price and the cost of the needed due diligence for the first property will be about $3,000.

•
In addition, by the end of December 2013, assuming that funding has been secured and due diligence on the property has been completed, we believe that we will be able to close our first deal, do the necessary paperwork and therefore acquire our first property. Moreover, in order to have a diversified portfolio of properties we plan to locate and acquire at least three more properties by the end of July 2014. The estimated due diligence cost for the acquisition of these additional three properties is about $9,000. Among the properties that we intend to buy are those that generate or will within a period of three months generate income from rent. Overall we plan to spend about 80% of the capital that we will have raised in order to acquire real estate properties in the next twelve months. Assuming that we will manage to raise about $10,000,000 until the end of 2013, we will invest about $8,000,000 in real estate assets. Specifically, we plan to invest a portion of these funds, no more than $1,200,000, in order to possibly develop the forest that we have acquired its rights in the Amazonas, Brazil. Moreover, we plan to invest up to 5% of our raised funds in more liquid types of assets such as real estate related securities, primarily such as bonds backed by real estate. We plan to keep the rest of our funds in cash. We estimate that the rest of our cash position will be enough to cover all operational expenses of the company at least until the end of July 2014.

•	As soon as we succeed with the above-mentioned targets we intend to continue our business with more efforts to raise additional funds in order to be able to acquire more real estate assets.

•
In the following 12 months we estimate that we will need to raise at least $190,000 in order to be able to cover our operational expenses. Overall the estimated operational expenses for the coming 12 months are $190,000. This amount is the result of the following estimated costs: Private Placement $6,000, freelancers $2,000, due diligence on our first property $3,000, due diligence on the next three properties $9,000, staying public $50,000, salaries $60,000 and costs associated with the agreement with GreenEra $60,000.  We anticipate raising additional funds by selling shares of our company.

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

•
Moreover, the last six months we contacted two banks and other funds trying to receive debt financing. So far we have not managed to receive a loan. However, we are currently in discussions with various funds that are offering debt financing and we will do our best to secure it. In addition, in January 2013 we hired a new CFO, who we believe will enhance our efforts for financing. We plan to locate more funds that are willing to offer financing to companies similar to our profile.

•
On April 22, 2013, we entered into an agreement with Greenbase Ltd. (“Greenbase”), a company organized under the laws of Cyprus, and with the sellers individually, to acquire all of the issued and outstanding stock of Greenbase in exchange for 100,000,000 shares of our common stock. On the 28th of May 2013 we terminated the agreement with Greenbase Ltd.

•
We are currently involved in active discussions with a company located in Cyprus for a potential merger or business combination.  As of the date of this filing, there is no binding contract, commitment or agreement with this candidate and there is no assurance that there will ever be one or that any such acquisition or combination will occur.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Employees

We do not have plans to change the number of our employees during the next twelve months.

Results of Operations for the year ended July 31, 2013 versus 2012

We have not earned any revenues since our inception on July 21, 2009 aside from a de minimus amount of interest income.  We do not anticipate earning revenues until such a time that we will be able to close our first real estate transaction.

We incurred general and administrative expenses in the amount of $326,860 for the year ended July 31, 2012 versus $336,789 for the same period in 2013.  Much of these costs are non-cash ($87,900 in non-cash compensation for the year ended July 31, 2012 versus $113,351 for the same period in 2013).  Some areas of cost increased, while others decreased.  The most prominent area of increase was director and officer salaries (due to an increase in the number over the previous year).  The most prominent areas of decrease were legal expenses (a drop of about $43,000) and consulting.

Interest expense is $3,729 for the year ended July 31, 2012 versus $7,754 for the same period in 2013.  This is due to increases in debt owed to related parties upon which we impute interest.

We anticipate our operating expenses will increase as we more fully implement our business plan. The increase will be attributable to expenses to operating our business, and the professional fees to be incurred in connection with our reporting obligations as a public company as our business activity increases.

Liquidity and Capital Resources

As of July 31, 2013, we had $18,836 of cash and a working capital deficit of $339,831.  We currently do not engage nor intend to engage in any business activities that provide cash flow until we enter into our first real estate transaction.

We will need to secure a minimum of $140,000 in funds to finance our business in the next 12 months, in addition to the funds which will be used to stay public, which funds will be used as set forth below. However in order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We do not have any plans or specific agreements for new sources of funding, except for the anticipated loans from management as described below. We plan to acquire real estate assets or companies that own real estate assets and could offer liquidity to our company but until the date of this filing we have not completed any such transaction and we are not sure that there will ever close such an acquisition. We are also involved in preliminary discussions concerning joint venture or similar agreements to become involved in solar parks in Europe but we are not sure if we will ever conclude to a closing agreement with these parties. Our independent auditor’s report expresses substantial doubt about our ability to continue as a going concern.  At July 31, 2013, we had only $18,836 in cash in our bank account.  We anticipate our monthly burn rate for the next 12 months to be approximately $16,000 per month, including the maximum estimated $50,000 costs of staying public as described herein.

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

Additionally, since our inception, we have raised $296,229 for operations through the sale of our stock under transactions exempt from registration under Regulation S.

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

Off Balance Sheet Arrangements

As of July 31, 2013, there were no off balance sheet arrangements.

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

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

•
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

•
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 has not had a material impact on our financial position or results of operations.

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

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting.   Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of July 31, 2013, as the result of a material weakness.   The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. We had the following significant deficiencies at July 31, 2013:

●	We have only one consultant to oversee bank reconciliations, posting payables, and so forth, so there are no checks and balances on internal controls.

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

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the name of our sole executive officers and directors and their ages as of July 31, 2013 and their present positions.

Name	Age	Position Held with the Company

Panagiotis Drakopoulos	41	Principal Executive Officer and Director

Konstantinos Vassilopoulos	29	Principal Financial Officer and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Konstantinos Vassilopoulos

From May 2012 to date, he has served as a Financial Analyst/Senior Administrator in Physicians Cooperative, a multi-specialty Medical Group (Oak Forest, Illinois, USA). From December 2009 to date, he has worked as a Marketing Consultant in BMP Consulting focusing on Business, Marketing and Printing Consulting.

Mr.  Vassilopoulos holds a B.A. (2005) and M.B.A (2006) from American Intercontinental University, both in Finance and Accounting.

Mr. Vassilopoulos contributes to the Board his financial, marketing, and operation management expertise. His duties, while he was employed in the financial, marketing, and operation management sector in the USA, mainly included operations management of companies with 30 – 100 employees, financial analysis, budgeting, and forecasting, and marketing campaign development.

Panagiotis Drakopoulos

Panagiotis Drakopoulos joined us as Secretary and Director upon formation.  Since June 2006, he has been Director and President of Dynamic Investments Ltd., a business consulting firm.  From June 2006 to July 2009 he was also Director of Sea Star Shipping SA, involved in the management of ships.  Prior to June 2006, he was unemployed.  Mr. Drakopoulos contributes to the Board his financial, marketing, and operation management expertise as well as knowledge of our business since inception.

Directors

Our bylaws authorize no less than one (1) and more than nine (9) directors.  As of July 31, 2013, we had two directors:  Konstantinos Vassilopoulos and Panagiotis Drakopoulos.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended July 31, 2013, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended July 31, 2013:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form

Panagiotis Drakopoulos, Principal Executive Officer and Director	-	-	-

Konstantinos Vassilopoulos, Principal Financial Officer and Director	-	-	-

During February and May, 2013, Mr. Vasileios Mavrogiannis a beneficial owner and former officer and director of the Company was involved in the purchase and sale of 725,000 shares of our common stock within a period of less than six months which is in violation of Section 16b of the Securities Exchange Act of 1934 (the “Exchange Act”).  The profit on these shares was $15,408.  Section 16b of the Exchange Act prohibits such beneficial owners from profiting on the sale of the securities.  Upon notification, the beneficial owner agreed to repay the profits in the form of a reduction in liabilities the Company owes to him.  We therefore reduced $12,000 of related-party advances owed to him to zero and reduced unpaid salaries due to him for the difference, or $3,408.  We increased Additional Paid in Capital for the entire $15,408.

Code of Ethics

As of July 31, 2013, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal year ended July 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE

Name	YE 7/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Vasileios	2013	25,000	-	-	-	-	-	-	25,000
Mavrogiannis1	2012	60,000	-	-	-	-	-	-	60,000

Panagiotis	2013	60,000	-	-	-	-	-	-	60,000
Drakopoulos2	2012	60,000	-	-	-	-	-	-	60,000

Panagiotis Tolis3	2013	27,500	-	70,200	-	-	-	-	97,700

Konstantinos Vassilopoulos	2013	-	-	-	-	-	-	-	-

1.
Mr. Mavrogiannis resigned on January 5, 2013.  Although we accrued $25,000 in salary through the date of his resignation, as of the date of this report, this amount and amounts accrued but unpaid as of July 31, 2013, remain unpaid.  Mr. Mavrogiannis is due $76,592 as of July 31, 2013.

2.
Mr. Drakopoulos is the Principal Executive Officer and Board Chairman.  Although we accrued $60,000 in salary during the year ended July 31, 2013, as of the date of this report, we made only one cash payment of $20,000 during that period.  Through July 31, 2013, we owe Mr. Drakopolous $95,000.

3.
Mr. Tolis resigned on July 25, 2013.  Although we accrued $27,500 in salary through the date of his resignation, as of the date of this report, we made only one cash payment of $5,000 during that period.  Through July 31, 2013, we owe Mr. Tolis $22,500. Moreover the Company agreed to issue and pay Mr. Tolis 180,000 shares of common stock for Directors' annual services.

Narrative Disclosure to the Summary Compensation Table

On April 1, 2011, we entered into arrangements with Messrs. Mavrogiannis and Drakopoulos to provide compensation in the amount of $5,000 per month. On January 5, 2013, Mr. Mavrogiannis resigned. As of July 31, 2013, Messrs. Mavrogiannis and Drakopoulos are due $76,592 and $95,000, respectively, of accrued but unpaid compensation. The unpaid portion is included in “Accrued Expenses – Related Party” in the financial statements filed with this report on Form 10-K.

On September 1, 2012, we entered into arrangements with Panagiotis Tolis to provide compensation in the amount of $2,500 per month. Moreover, the Company agreed to issue and pay Mr. Tolis 180,000 shares of common stock for Directors’ annual services which we valued at $70,200 (see Note 4 to the financial statements). On July 25, 2013, Mr. Tolis resigned. As of July 31, 2013, Mr. Tolis is due $22,500, of accrued but unpaid compensation. The unpaid portion is included in “Accrued Expenses – Related Party” in the financial statements filed with this report on Form 10-K.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of July 31, 2013.

OUTSTANDING EQUITY AWARDS AT YEAR END

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Option Exercise	Option Expiration	No. of Shares or Units of Stock that Have Not	Market Value of Shares or Units of Stock that Have Not	Equity Incentive Plan Awards: No. of Unearned Shares, Units or Other Rights That Have Not
Name	Exercisable	Un-exercisable	Price ($)	Date	Vested (#)	Vested ($)	Vested

Vasileios Mavrogiannis	-	-	-	-	-	-	-
Panagiotis Drakopoulos	-	-	-	-	-	-	-
Panagiotis Tolis	-	-	-	-	-	-	-
Konstantinos Vassilopoulos	240,000	-	$0.10	01/05/17	-	-	-

Stock Option Grants

On January 5, 2013, we granted 240,000 options to an incoming Director. The options have an exercise period of four years with an exercise price of $0.10. We valued the options using the Black Scholes Option Pricing Model with the following inputs: stock price on measurement date: $0.18; Exercise price: $0.10; Option term: 4 years; Computed volatility: 448%. The resulting Black Scholes value was $43,151 of which $24,472 had been earned as of July 31, 2013.

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our director for all services rendered in all capacities to us for the fiscal years ended July 31, 2013 and 2012.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Vasileios Mavrogiannis	-	-	-	-	-	-	-
Panagiotis Drakopoulos	-	-	-	-	-	-	-
Panagiotis Tolis	-	-	-	-	-	-	-
Konstantinos Vassilopoulos	-	-	24,472	-	-	-	24,472

1.
Mr. Vassilopoulos is the Principal Financial Officer and a Director.  He does not receive a cash salary but is due 240,000 options each year for services.  The awarding of 240,000 for the year ended July 31, 2013 resulted in a valuation of $43,151 of which $24,472 had been earned as of July 31, 2013 (See Note 4 to the financial statements).

2.	Messrs. Mavrogiannis, Drakopoulos, Tolis and Vassilopoulos received compensation as executives, reported above in “Executive Compensation”.

Messrs. Mavrogiannis, Drakopoulos, Tolis and Vassilopoulos received compensation as executives, reported above in “Executive Compensation” on page 18.

Narrative Disclosure to the Director Compensation Table

Messrs. Mavrogiannis, Drakopoulos, Tolis and Vassilopoulos received compensation as executives, reported above in “Executive Compensation” on page 18.

Mr. Vassilopoulos joined the Company on January 5, 2013.  His agreement with the Company stipulates that he receive an annual retainer of 240,000 options, valid for four years, at $.10. In the event Director ceases to serve on the Board for any reason, Director shall be entitled to the pro rata portion of the annual fee for the number of months he has served on the Board in a given year.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director for the period from inception (July 21, 2009) to July 31, 2013.

We have no formal plan for compensating our directors for their services in their capacity as directors.  In the future we may grant options to our directors to purchase shares of common stock as determined by our Board of Directors or a compensation committee that may be established.

Stock Option Plans

We did not have a stock option plan as of July 31, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of July 31, 2013, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 25,305,532 shares of common stock issued and outstanding as of July 31, 2013.

Name and Address of Beneficial Owners of Common Stock1	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock2

Panagiotis Drakopoulos [1]
200 South Wacker Drive, Suite 3100, Chicago, 60606, IL.	Common	6,316,667	25.0%
DIRECTORS AND OFFICERS – TOTAL		6,316,667	25.0%

5% SHAREHOLDERS
Dynamic Investments, Ltd.	Common	2,441,894	9.6%
Vasileios Mavrogiannis [1]	Common	6,991,666	27.6%
Total of 5% shareholders		9,433,560	37.3%

[1]
Mr. Drakopoulos and Mr. Mavrogiannis are officers and directors of Dynamic Investments, Ltd. Therefore they control the 2,441,894-share voting block above referenced. Attributing these shares to Mr. Drakopoulos gives him a voting block of 8,758,561 shares, or 34.6% of the issued and outstanding common stock of the Company at July 31, 2013.

Percentages are based on 25,305,532 shares outstanding at July 31, 2013.

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

For the period from inception (July 21, 2009) through July 31, 2013 certain shareholders made cash contributions and paid expenses on behalf of the company totaling $73,261.  Of this amount, the Company has reimbursed $73,261.

At July 31, 2013, we owed $140,000 to GreenEra, Ltd., a company in which our Chief Executive Officer and Director, Mr. Panagiotis Drakopoulos is a shareholders (see Note 6).

During the years ended July 31, 2013 and 2012, we imputed $7,754 and $3,729, respectively, on related-party debt, charging income with that amount and increasing Additional Paid in Capital.

We believe that all related party transactions were on terms at least as favorable as we would have secured in arm’s-length transactions with third parties.  Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended July 31,	Audit Services	Audit Related Fees	Tax Fees	Other Fees

2013	$10,200	$0	$0	$0
2012	$9,450	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of July 31, 2013 and 2012;
F-3	Statements of Operations for the year ended July 31, 2013 and 2012, and the periods from inception (July 21, 2009) to July 31, 2013;
F-4	Statement of Stockholders’ Deficit for period from inception to July 31, 2013;
F-5	Statements of Cash Flows for the year ended July 31, 2013 and 2012, and the periods from inception (July 21, 2009) to July 31, 2013;
F-6	Notes to Financial Statements

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (1)

3.2	Bylaws, as amended (1)

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

Prime Estates and Developments, Inc.

September 13, 2013	By:	/s/ Panagiotis Drakopoulos
Panagiotis Drakopoulos
Principal Executive Officer and Director

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

September 13, 2013	By:	/s/ Konstantinos Vassilopoulos
Konstantinos Vassilopoulos
Principal Financial Officer and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Prime Estates and Developments, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Prime Estates and Developments, Inc. (A Development Stage Company) as of July 31, 2013 and 2012 and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for the periods then ended and from inception (July 21, 2009) through July 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prime Estates and Developments, Inc. as of July 31, 2013 and 2012, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com Houston, Texas September 13, 2013

PRIME ESTATES AND DEVELOPMENTS, INC.
(A Development Stage Company)
Balance Sheets

	07/31/13	07/31/12
ASSETS
Cash and equivalents	$18,836	$40
Total current assets	18,836	40

TOTAL ASSETS	18,836	40

CURRENT LIABILITIES
Accounts payable and accrued expenses	$24,575	$2,896
Salaries payable	194,092	110,000
Accounts payable, related party	140,000	100,266

TOTAL CURRENT LIABILITIES	358,667	213,162

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001, authorized 100 million shares, none issued and outstanding.	-	-
Common stock, par value $0.001, authorized 200 million, 25,305,532 and 24,709,282 issued and outstanding at July 31, 2013 and 2012, respectively.	25,305	24,709
Additional paid-in capital	4,272,070	4,048,332
Common stock payable	-	6,500
Deficit accumulated during the development phase	(4,637,206)	(4,292,663)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(339,831)	(213,122)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$18,836	$40

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES AND DEVELOPMENTS, INC.
(A Development Stage Company)
Statements of Operations

	Year Ended July 31,		From Inception (7/21/09) to July 31,
	2013	2012	2013

Interest income	$-	$-	$52

General and administrative expenses	336,789	326,860	4,623,988
Imputed interest expense - related parties	7,754	3,729	13,270

Net operating loss	(344,543)	(330,589)	(4,637,206)

NET LOSS	$(344,543)	$(330,589)	$(4,637,206)

Net loss per share, basic and fully diluted	$(0.01)	$(0.01)	-
Weighted average number of shares outstanding	25,051,244	24,669,044	-

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES AND DEVELOPMENTS, INC.
(A Development Stage Company)
Statements of Shareholders' Equity (Deficit)

	Common Stock, Par Value $0.001			Additional Paid In	Common Stock	Develop. Stage	Total Shareholders'
	Date	Shares	Amount	Capital	Payable	Deficit	Deficit

Balances at inception
Founders' shares	07/31/09	20,000,000	$20,000	$(20,000)	$-	$-	$-
Net loss, 7/21/09 to 7/31/09	-	-	-	-	-	(4,600)	(4,600)

Balances, 7/31/09	-	20,000,000	20,000	(20,000)	-	(4,600)	(4,600)

Shares issued for:
Services	08/04/09	101,960	102	10,094	-	-	10,196
Cash	09/15/09	392,000	392	38,808	-	-	39,200
	02/03/10	15,000	15	14,985	-	-	15,000

Imputed interest on related-party debt	-	-	-	952	-	-	952
Shares issued for services	06/16/10	3,710,000	3,710	3,706,290			3,710,000
Net loss, year ended 7/31/10	-	-	-	-	-	(3,788,229)	(3,788,229)

Balances, 7/31/10	-	24,218,960	24,219	3,751,129	-	(3,792,829)	(17,481)

Shares issued for:
Services	04/28/11	80,000	80	63,120	-	-	63,200
Cash	10/30/10	56,322	56	22,473	-	-	22,529
	03/16/11	10,000	10	5,990	-	-	6,000
	03/18/11	100,000	100	59,900	-	-	60,000
	03/31/11	14,000	14	8,386	-	-	8,400
	04/01/11	35,000	35	20,965	-	-	21,000
Imputed interest on related-party debt	-	-	-	835	-	-	835
Net loss, year ended 7/31/11	-	-	-	-	-	(169,245)	(169,245)

Balances, 7/31/11	-	24,514,282	24,514	3,932,798	-	(3,962,074)	(4,762)

PRIME ESTATES AND DEVELOPMENTS, INC.
(A Development Stage Company)
Statements of Shareholders' Equity (Deficit)

	Common Stock, Par Value $0.001			Additional Paid In	Common Stock	Develop. Stage	Total Shareholders'
	Date	Shares	Amount	Capital	Payable	Deficit	Deficit

Shares issued for:
Services	08/12/11	100,000	100	59,900	-	-	60,000
	12/08/11	46,500	46	27,854	-	-	27,900

Cash	08/09/11	23,500	24	14,076	-	-	14,100
	03/06/12	25,000	25	9,975	-	-	10,000

Cash received for stock payable	-	-	-	-	6,500	-	6,500
Imputed interest on related-party debt	-	-	-	3,729	-	-	3,729
Net loss, year ended 7/31/12	-	-	-	-	-	(330,589)	(330,589)

Balances, 7/31/12	-	24,709,282	$24,709	$4,048,332	$6,500	$(4,292,663)	$(213,122)

Shares issued for:
Cash	02/28/13	400,000	400	99,600	-	-	100,000

Reduction of common stock payable	08/28/12	16,250	16	6,484	(6,500)	-	-
Director services	09/01/12	180,000	180	70,020	-	-	70,200
							-
Options issued for director services	-	-	-	24,472	-	-	24,472
Imputed interest on related-party debt	-	-	-	7,754	-	-	7,754
Recapture of profit on Section 16b violation	-	-	-	15,408	-	-	15,408
Net loss, year ended 7/31/13	-	-	-	-	-	(344,543)	(344,543)

Balances, 7/31/13	-	25,305,532	$25,305	$4,272,070	$-	$(4,637,206)	$(339,831)

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES AND DEVELOPMENTS, INC.
(A Development Stage Company)
Statements of Cash Flows

	Year Ended July 31,		From Inception (7/21/09) to July 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(344,543)	$(330,589)	$(4,637,206)

Adjustments to reconcile net loss with cash used in operations:
Stock based compensation	70,200	87,900	3,941,496
Options issued for director services	24,472	-	24,472
Imputed interest	7,754	3,729	13,270

Change in operating assets and liabilities:
Accounts payable and accrued expenses	21,679	2,896	24,575
Salaries payable	87,500	110,000	197,500
Accrued expenses, related-party	60,000	60,000	140,000
Net cash used in operating activities	(72,938)	(66,064)	(295,893)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by / used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	35,473	20,266	73,261
Principal payments on related-party note payable	(43,739)	-	(61,261)
Proceeds from the sale of common stock	100,000	24,100	296,229
Proceeds from stock payable	-	6,500	6,500
Net cash provided by financing activities	91,734	50,866	314,729

NET INCREASE / (DECREASE) IN CASH	18,796	(15,198)	18,836
Cash at beginning of period	40	15,238	-
Cash at end of period	$18,836	$40	$18,836

PRIME ESTATES AND DEVELOPMENTS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Continued)

	Year Ended July 31,		From Inception (7/21/09) to July 31,
	2013	2012	2013

SUPPLEMENTAL DISCLOSURES

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

ADDITIONAL DISCLOSURES OF NON-CASH FINANCING ACTIVITY

Stock issued for common stock payable	$6,500	$-	$25,336
Salaries and debt settlement from Section 16b violation	15,408	-	-

The accompanying notes are an integral part of these financial statements.

PRIME ESTATES AND DEVELOPMENTS, INC.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2013 and 2012

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There are no cash equivalents at July 31, 2013 nor 2012.

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

Basic and Diluted Net Loss Per Share

The Company follows ASC No. 260, “Earnings Per Share” (ASC No. 260) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded.  For the periods ended July 31, 2013 and 2012, there were no common stock equivalents.

As of the year ended July 31, 2013, the Company had 240,000 options outstanding which were granted to a Director for services.  These options were excluded from the calculations of net loss per share as their effect would be anti-dilutive.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of July 31, 2013. The Company’s financial instruments consist of cash, accounts payable and notes payable to a related party.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

•
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

•
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 has not had a material impact on our financial position or results of operations.

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

NOTE 4 – CAPITAL STRUCTURE

Common Stock

The Company is authorized to issue 200 million common shares and had issued 24,514,282 as of July 31, 2011 and 25,305,532 as of July 31, 2013 for a two-year increase of 791,250 shares comprised of the following equity transactions:

Year ended July 31, 2012

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

During the year ended July 31, 2012, we issued the following shares for cash:

Date	Price Per Share	No. of Shares	Proceeds

10/31/11	$0.60	23,500	$14,100
03/06/12	0.40	25,000	10,000
05/14/12	0.40	16,250	6,500	(1)
		64,750	$30,600

1.	The $6,500 was received in May, 2012, but the shares were not issued until August, 2012. At July 31, 2012, the value of the shares was included in Common Stock Payable.

Year ended July 31, 2013

Beginning the year on August 1, 2012, we had 24,709,282 shares issued and outstanding and issued the following shares during the year ended July 31, 2013:

During the year ended July 31, 2013, we issued 180,000 shares to a Director for services. We valued the shares at the closing price on their grant date, charging general and administrative expenses with $70,200.

Also during the year ended July 31, 2013, we issued the following shares for cash:

Date	Price Per Share	No. of Shares	Proceeds

02/28/13	0.25	400,000	100,000
		400,000	$100,000

Other Equity Transactions

During the years ended July 31, 2013 and 2012, we increased Additional Paid in Capital by $7,754 and $3,729, respectively, by imputing interest on outstanding related-party loans.

During the year ended July 31, 2013, we issued 16,250 shares to an accredited investor for $6,500. The receipt of those funds occurred during May, 2012, and was included in Common Stock Payable on the Balance Sheet as of July 31, 2012. This is included above as “shares issued for cash”.  The issuance of these shares extinguished the balance in that category as of October 31, 2012. This accredited investor was enlisted to serve as a Director on September 1, 2012.

On January 5, 2013, we granted 240,000 options to an incoming Director. The options have an exercise period of four years with an exercise price of $0.10. In the event that the Director ceases to serve on the Board of Directors for any reason, the Director is entitled to a pro-rata portion of the annual options.  We valued the options using the Black Scholes Option Pricing Model with the following inputs: stock price on measurement date: $0.18; Exercise price: $0.10; Option term: 4 years; Computed volatility: 448%. The resulting Black Scholes value was $43,151.  We expensed the portion of these options vesting as of July 31, 2013 (approximately 57%) and included $24,472 in general and administrative expenses for the year ended July 31, 2013.  The remainder, or $18,679, will be expensed in future periods.

During February and May, 2013, a beneficial owner and former officer and director of the Company sold 725,000 shares of our common stock after having purchased such shares from a relative in violation of Section 16b of the Securities Exchange Act of 1934 (the “Exchange Act”).  The profit on these shares was $15,408.  Section 16b of the Exchange Act prohibits such beneficial owners from profiting on the sale of the securities.  Upon notification, the beneficial owner agreed to repay the profits in the form of a reduction in liabilities the Company owes to him.  We therefore reduced $12,000 of related-party advances owed to him to zero and reduced unpaid salaries due to him for the difference, or $3,408.  We increased Additional Paid in Capital for the entire $15,408.

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock which has preferential liquidation rights over common stock and is non-voting.  As of July 31, 2013, no shares have been issued.

Potentially Dilutive Securities

On January 5, 2013, we granted 240,000 options to an incoming Director under a one-year agreement to provide 240,000 options at $0.10.  The 240,000 options expire on January 5, 2017.

No options, warrants or other potentially dilutive securities other than those disclosed above have been issued as of July 31, 2013.

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the periods ended July 31, 2013 and 2012 due to the following:

	2013	2012

Net operating loss carry-forwards	$261,783	$164,333
Valuation allowance	(261,783)	(164,333)
Net deferred tax asset	$-	$-

At July 31, 2013, the Company had net operating loss forwards of approximately $671,238 that may be offset against future taxable income through 2026. No tax benefit has been reported in the July 31, 2013 or 2012 financial statements due to the uncertainty surrounding the realizability of the benefit. The potential tax benefit is offset by a valuation allowance of the same amount.

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

Our Principal Executive Officer and Board Chairman, Mr. Panagiotis Drakopoulos, is also a shareholder but not a director or officer of GreenEra Ltd.

From inception of the agreement through July 31, 2013, we have accrued $140,000 of costs associated with this agreement and have paid none.

NOTE 7 – RELATED PARTY TRANSACTIONS

On the date of our inception, we issued 20 million shares of our common stock to our three officers and directors which were recorded at no value (offsetting increases and decreases in Common Stock and Additional Paid in Capital).

For the period from inception (July 21, 2009) through July 31, 2013 certain shareholders made cash contributions and paid expenses on behalf of the company totaling $73,261.  Of this amount, the Company has reimbursed $61,261, leaving $12,000 still owed.  In May, 2013, this amount was reduced to zero as a result of a violation of Section 16b of the Securities Exchange Act of 1934 by the contributing shareholder (See Note 4 and below).

At July 31, 2013, we owed $140,000 to GreenEra, Ltd., a company in which our Chief Executive Officer and Director, Mr. Panagiotis Drakopoulos is a shareholders (see Note 6).

During the years ended July 31, 2013 and 2012, we imputed $7,754 and $3,729, respectively, on related-party debt, charging income with that amount and increasing Additional Paid in Capital.

At July 31, 2013, our Chairman and Principal Executive Officer, Mr. Panagiotis Drakopoulos, is owed $95,000 in unpaid salaries.

Additionally, we owe $22,500 and 76,592 to Messrs. Tolis and Mavrogiannis, our former Secretary/Director and Chief Financial Officer, respectively.

During February and May, 2013, a beneficial owner and former officer and director of the Company was involved in the purchase and sale of 725,000 shares of our common stock within a period of less than six months which is in violation of Section 16b of the Securities Exchange Act of 1934 (the “Exchange Act”).  The profit on these shares was $15,408.  Section 16b of the Exchange Act prohibits such beneficial owners from profiting on the sale of the securities.  Upon notification, the beneficial owner agreed to repay the profits in the form of a reduction in liabilities the Company owes to him.  We therefore reduced $12,000 of related-party advances owed to him to zero and reduced unpaid salaries due to him for the difference, or $3,408.  We increased Additional Paid in Capital for the entire $15,408.

We believe that all related party transactions were on terms at least as favorable as we would have secured in arm’s-length transactions with third parties.  Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

NOTE 8 – LEASES

The Company conducts its operations from facilities located in Chicago, Illinois for which we paid approximately $1,400 per month through September, 2012. From October 1, 2012 we pay approximately $307 per month for our office in the same address. Rent expense for the years ended July 31, 2013 and 2012 were $18,748 and $1,599, respectively.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to July 31, 2013, we issued 280,000 shares of common stock in exchange for $70,000 in cash.

The Company has evaluated subsequent events through the date these financial statements were issued.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On February 17, 2011, we entered into an agreement with GreenEra, Ltd. to acquire the rights of exploitation of a 60,000 hectares (approximately 150,000 acres) of forest land in Novo Aripuana, State of Amazones, Brazil (see Note 6).  This agreement obligates us to pay $5,000 per month for approximately 34 years.  We have accrued for 2 years and 3 months of this amount as of July 31, 2013.

Payout on this contract over the next five years is $60,000 per year.

ITEM 15. EXHIBITS

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

Prime Estates and Developments, Inc.

Date: September 13, 2013	By:	/s/ Panagiotis Drakopoulos
Panagiotis Drakopoulos
Principal Executive Officer

In accordance with the Exchange Act, this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: September 13, 2013	By:	/s/ Panagiotis Drakopoulos
Panagiotis Drakopoulos
Principal Executive Officer and Director

Date: September 13, 2013	By:	/s/ Konstantinos Vassilopoulos
Konstantinos Vassilopoulos
Principal Financial Officer and Director