Form 10-Q
period 2013-09-30
PRIME ESTATES & DEVELOPMENTS INC
filed 2013-12-09
CIK 1474167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of December 3, 2013 there were 125,585,532 shares issued and outstanding of the registrant’s common stock.

PRIME ESTATES & DEVELOPMENTS, INC.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

PRIME ESTATES & DEVELOPMENTS, INC.
BALANCE SHEETS
(Unaudited)

	09/30/13	12/31/12
ASSETS
Cash and equivalents	$501,217	$-

TOTAL ASSETS	501,217	-

CURRENT LIABILITIES
Accounts payable and accrued expenses	$572,616	$1,403
Unearned revenues	500,240	-
Salaries payable	181,592	-
Notes payable, related party	150,000	-

TOTAL CURRENT LIABILITIES	1,404,448	1,403

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001, authorized 100 million shares, none issued and outstanding at 9/30/13.	-	-
Common stock, par value $0.001, authorized 200 million, 125,385,532 and 100,000,000 issued and outstanding at September 30, 2013 and December 31, 2012, respectively.	125,586	100,000
Additional paid-in capital	(434,961)	(95,561)
Unrealized foreign currency gains (losses)	(15,715)	(1,254)
Retained earnings (deficit)	(578,141)	(4,588)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(903,231)	(1,403)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$501,217	$-

The accompanying notes are an integral part of these unaudited financial statements.

PRIME ESTATES & DEVELOPMENTS, INC.
RESULTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012

Revenues
Revenues	$-	$-	$-	$-

Expenses
Direct consulting costs	552,835	-	63,011	-
General and administrative expenses	20,225	228	16,330	228
Net operating loss	(573,060)	(228)	(79,341)	(228)

Other income and expense
Interest expense	(421)	-	(421)	-
Interest expense - related party	(72)	-	(72)	-
Total other income and expense	(493)	-	(493)	-

Net loss	(573,553)	$(228)	(79,834)	$(228)

Other comprehensive losses
Unrealized foreign currency losses	(14,461)	(1,364)	(17,702)	(474)

NET COMPREHENSIVE LOSS	$(588,014)	$(1,592)	$(97,536)	$(702)

Net loss per share, basic and fully diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	100,282,193	100,000,000	100,634,352	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

PRIME ESTATES & DEVELOPMENTS, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock, Par Value $0.001		Additional Paid In	Other Comprehensive	Retained Earnings	Total Shareholders'
	Shares	Amount	Capital	Income	(Deficit)	Deficit
Balances, 12/31/12	100,000,000	100,000	(95,561)	(1,254)	(4,588)	(1,403)

Recapitalization upon reverse merger	25,585,532	25,586	(339,400)			(313,814)
Foreign currency translation effect				(14,461)		(14,461)
Net income					(573,553)	(573,553)

Balances, 9/30/13	125,585,532	$125,586	$(434,961)	$(15,715)	$(578,141)	$(903,231)

The accompanying notes are an integral part of these unaudited financial statements.

PRIME ESTATES & DEVELOPMENTS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(573,553)	$(228)

Adjustments to reconcile net loss with cash used in operations:
Change in operating assets and liabilities:
Accounts receivable	-	-
Accounts payable and accrued liabilities	570,843	216
Deferred revenue	500,240	-

Net cash provided by (used in) operating activities	497,530	(12)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired upon reverse merger	18,148	-
Net cash provided by / used in investing activities	18,148	-

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses paid by shareholders	-	1,376

Net cash provided by financing activities	-	1,376

Foreign currency translation effect	(14,461)	(1,364)

NET INCREASE / (DECREASE) IN CASH	501,217	-

Cash at beginning of period	-	-
Cash at end of period	$501,217	$-

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITY
Liabilities assumed in reverse merger, net of cash acquired	$313,514	$-

The accompanying notes are an integral part of these unaudited financial statements.

PRIME ESTATES & DEVELOPMENTS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Prime Estates and Developments, Inc. (“Prime Estates”, “The Company”, “we”, or “us”) was incorporated in the State of Nevada on July 21, 2009 for the purpose of acquiring and operating commercial real estate and real estate related assets.

On September 27, 2013 (the “Closing”), Prime Estates and Developments, Inc. a Nevada corporation (“Prime Estates and Developments, Inc.” or the “Registrant”), closed a reverse take-over transaction by which it acquired a private company whose principal activities are the trading of products, providing representation, and provision of consulting services to various sectors as described below. Pursuant to a Share Exchange Agreement (the “Exchange Agreement”) between the Registrant and Amplerissimo Ltd, a company incorporated in Cyprus (“Amplerissimo”), and Dimitrios Goulielmos, sole shareholder of Amplerissimo, the Registrant acquired 100% of Amplerissimo’s issued and outstanding common stock.

For a complete description of the transaction, see Note 3 to the financial statements.

In the opinion of management, the accompanying consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Interim results are not necessarily indicative of results for a full year.

Summary of Significant Accounting Policies

Basis of Financial Statement Presentation
The accompanying consolidated financial statements have been prepared in accordance with principles generally accepted in the United States of America.

Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US (US GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. The accompanying consolidated financial statements at September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations, cash flows and shareholders’ equity for such periods. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Consolidation
Our consolidated accounts include our accounts and the accounts of our wholly-owned subsidiary, Amplerissimo, Ltd. All significant intercompany balances and transactions have been eliminated.

Reverse Merger and Recapitalization
As stated above and in Note 3 the consolidated financial statements, on September 27, 2013, the Company entered into a reverse take-over by which it acquired a private company, Amplerissimo, Ltd., (“Amplerissimo”), a Company formed in the Republic of Cyprus. The Company acquired 100% of the issued and outstanding stock of Amplerissimo resulting in a change of control of the Company and a recapitalization.

In accounting for the transaction and the preparation of subsequent consolidated financial statements, we followed guidance found in ASC 805-40, Business Consolidations: Reverse Mergers and SEC Practice Interpretations 10: Accounting Topics and the SEC: Application of Reverse Purchase Accounting (Reverse Acquisitions). Under this guidance, we accounted for the acquisition as a recapitalization under which no goodwill or other intangible assets are recorded.

In the preparation of consolidated financial statements subsequent to the transaction, the consolidated financial statements represent the continuation of the financial statements of the legal subsidiary (Amplerissimo) except for its capital structure. Therefore, the transaction has the following effects on these consolidated financial statements:

•
The operating history of the legal acquirer (Prime Estates) is removed as of the date of the transaction. Accumulated deficits of Prime Estates during its development stage are removed and netted with Additional Paid in Capital. Operating histories, including accumulated deficits and current earnings or losses reflect those of Amplerissimo.

•
Historical equity transactions are those of Amplerissimo, except that the number of shares outstanding is changed from those of Amplerissimo to that of Prime Estates using an exchange ratio equal to the ratio of the number of shares issued by Prime Estates in the transaction (100,000,000) to the number of shares acquired from Amplerissimo (5,000). That ratio is 20,000:1. All references to quantities of shares in this and subsequent reports are modified to reflect this change.

Use of Estimates
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2013 and December 31, 2012, there were no cash equivalents.

The Company maintains bank accounts in the United States denominated in U.S. Dollars and in the Republic of Cyprus, denominated in Euros. At September 30, 2013, the amounts in these accounts were $16,413 and $484,804 (the Euro equivalent of which was € 358,583).

Revenue Recognition
We consider revenue recognizable when persuasive evidence of an arrangement exists, the price is fixed or determinable, goods or services have been delivered, and collectability is reasonably assured. These criteria are assumed to have been met if a customer orders an item, the goods or services have been shipped or delivered to the customer, and we have sufficient evidence of collectability, such a payment history with the customer. Revenue that is billed and received in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period the services are provided.

Our records with our two customers to date have not been sufficient to satisfy all of the four requirements. The company is working with our customer to obtain the necessary documents to satisfy the first three criteria for all transactions as well as the collection criteria for transactions we have not yet collected cash on. Furthermore, the company is establishing protocols whereby future transactions will include all documents necessary to recognize revenue at the time we complete our obligations for our customers.

Amplerissimo plans to provide its customers with various types of services under a Master Service Agreement, meaning the Agreement with the Customer lists a menu of services we provide and the customer picks the service it wants. These services will include: data mining, statistical data analysis, research and analysis, negotiating services, credit risk analysis, credit management, conducting case studies, introduction services, e-commerce consulting, marketing management consulting, expansion strategies consulting, information systems consulting, and business management software consulting. The customer will then submit a purchase order for a particular service on the menu. We will agree with the customer on pricing and payment terms and we commence to provide the service to our customer. The price of the service will vary with the type of service requested, the length of time for which the service is requested or will be required and the degree of difficulty in providing the services. Some of the services will be provided directly by our President and some will be provided by third-parties which our President locates and sub contracts to provide the services.

Amplerissimo does not deal directly with the end user or the ultimate recipient of the service provided. We rely on our customers to find clients that need the services we provide. When our customers find clients that need our services they will outsource the services to us to perform. We provide these services in three different capacities: we will either administer the service on our own; we will subcontract different aspects of the service and complete the remainder of the service ourselves; or we will outsource the entire project to a vendor. When we perform a service to the client of our customer, our customer will verify that the service has been provided in full and we in turn will bill our customer. Our payment is not dependent on whether or not our customer can collect from his client. When we bill our customer they are required to pay us under the terms outlined in our master services agreement. In the event we outsourced the work to one of our vendors, after we confirm with our customer that the service has been received we are required to pay our vendors regardless of whether or not our customer will pay us.

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

The Company is liable for income taxes in the Republic of Cyprus. The standard income tax rate In Cyprus is 12.5% and tax losses are carried forward indefinitely subject to certain rules regarding change of ownership of a company. Therefore, we have calculated potential benefits of income tax losses, subject to the restrictions below.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740 “Accounting for Income Taxes” as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in this financial statement because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The Company has net operating loss carry-forwards in our parent, Prime Estates and Developments, Inc. which are applicable to future taxable income in the United States (if any). Additionally, the Company has income tax liabilities in the Republic of Cyprus. The income tax assets and liabilities are not able to be netted. We therefore reserve the income tax assets applicable to the United States, but recognize the income tax liabilities in the Republic of Cyprus.

Basic and Diluted Net Loss per Common Share
Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the periods presented. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti-dilutive nature of potential common stock equivalents.

Stock Based Compensation
The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the accounting provisions relating to share-based payments (“Codification Topic 718”). The company accounts for the stock options issued to non-employees in accordance with these provisions. In addition, we account for shares issued for goods and services to non-employees such as our vendors, customers or service providers, according to ASC 505-50, Equity: Equity-Based Payments to Non-Employees (“ASC 505-50”). Under ASC 505-50, we measure the equity-based payment transaction based on the fair value of the equity instrument issued or the fair value of the goods or services received, whichever is more reliably measured.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had losses of $573,553 for the nine months ended September 30, 2013 and negative working capital of $903,231 at September 30, 2013.

These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management plans to finance our continuing operations by selling common stock, issuance of debt, or undertaking profitable operations in the future, or some combination thereof.

NOTE 3 – ACQUISITION OF AMPLERISSIMO LTD.

Under the Exchange Agreement, the Registrant completed the acquisition of all of the issued and outstanding shares of Amplerissimo through the issuance of 100,000,000 restricted shares of Common Stock to Dimitrios Goulielmos, sole shareholder of Amplerissimo. Immediately prior to the Exchange Agreement transaction, the Registrant had 25,585,532 shares of Common Stock issued and outstanding. Immediately after the issuance of the shares to Dimitrios Goulielmos, sole shareholder of Amplerissimo, the Registrant had 125,585,532 shares of Common Stock issued and outstanding.

The consideration provided pursuant to the Exchange Agreement was the issuance of 100,000,000 shares of our common stock.

As part of the merger, the Company inherited 240,000 options to purchase the common stock of the Company at $0.10. The options expire on January 5, 2017.

NOTE 4 – INCOME TAXES

Prior to the acquisition of Amplerissimo (see Note 3), the Company had net operating losses in the United States which, although offset by a valuation allowance due to the uncertainty of profitable operations in the future, were able to be applied to future taxable income (if any). However, the Internal Revenue Code Section 382 limits the amount of net operating loss carry-forwards that can be utilized upon a change in control. We have therefore eliminated the deferred tax asset and related valuation allowance.

Our wholly-owned Cyprian subsidiary, Amplerissimo, Ltd. has taxable income in Cyprus, where the income tax rate is 12.5%. Deferred tax assets and valuation allowances at September 30, 2013 and December 31, 2012 are as follows:

	9/30/2013	12/31/2012
Deferred tax asset	$72,696	$574
Less: reserve	(72,696)	(574)
Net deferred tax asset	$-	-

Our net operating loss carry-forwards begin to expire in 2032.

NOTE 5 – RELATED PARTY TRANSACTIONS

At September 30, 2013, we owed $105,000 in unpaid salary to our Chief Financial Officer and Director Panagiotis Drakopoulos.

At September 30, 2013, we owed $150,000, to GreenEra, Ltd. a Company in which our Director and Chief Financial Officer, is a shareholder.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

This 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Overview

Prime Estates and Developments, Inc. (“Prime Estates”, “The Company”, “we”, or “us”) was incorporated in the State of Nevada on July 21, 2009 for the purpose of acquiring and operating commercial real estate and real estate related assets. Our principal office is located at 200 South Wacker Drive, Suite 3100, Chicago, Illinois 60606. Telephone: 312.674.4529.

Our Business

With the acquisition of Amplerissimo (see Note 3 to the financial statements), our business has become refocused upon the business of Amplerissimo, although real estate will continue to play a role in our business.

Real Estate

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

Until the day of this filing there have been no other developments concerning the agreement with GreenEra Ltd. The Company has not had sufficient time post-acquisition to determine whether or not to proceed with the GreenEra project but as the agreement expires at the end of the year, the Company will make a decision prior to that date.

There is no limitation in the amount of funds we may invest in either property acquisition or property development. There is no limitation on or percentage allocation of funds or assets between property acquisition and property development or between 100% ownership or joint venture ownership.

Until the date of this filing we have not acquired any real estate asset and we have not generated any revenue from the real estate business.

Although real estate will continue to be part of our operations after the closing of the acquisition, our focus will shift because we plan to make the company a holding company. A part of company’s investments will be real estate assets, or companies that own real estate assets, which we could acquire at opportunistic prices. We plan to have diversity in the businesses that we wish to acquire. Therefore, initially the company will provide a variety of services via its wholly owned subsidiary Amplerissimo, and will actively seek for real estate opportunities.

In our new business prospects, the value and the potential use of real estate assets will play an important role in our decision to acquire other businesses.

Amplerissimo Services

On September 27, 2013, Prime Estates and Developments, Inc. closed a reverse take-over transaction by which it acquired Amplerissimo, a private company located in Cyprus whose principal activities are the trading of products, providing representation, and provision of consulting services to various sectors as described below.

Amplerissimo provides its customers with various types of services under a Master Service Agreement, meaning the Agreement with the Customer lists a menu of services we provide and the customer picks the service it wants. These services include: data mining, statistical data analysis, research and analysis, negotiating services, credit risk analysis, credit management, conducting case studies, introduction services, e-commerce consulting, marketing management consulting, expansion strategies consulting, information systems consulting, and business management software consulting. The customer then submits a purchase order for a particular service on the menu. We agree with the customer on pricing and payment terms and we commence to provide the service to our customer. The price of the service varies with the type of service requested, the length of time for which the services is requested or will be required and the degree of difficulty in providing the services.

Amplerissimo does not deal directly with the end user or the ultimate recipient of the service provided. We rely on our customers to find clients that need the services we provide. When our customers find clients that need our services they will outsource the services to us to perform. We provide these services in three different capacities: we will either administer the service on our own; we will subcontract different aspects of the service and complete the remainder of the service ourselves; or we will outsource the entire project to a vendor. When we perform a service to the client of our customer, our customer will verify that the service has been provided in full and we in turn will bill our customer. Our payment is not dependent on whether or not our customer can collect from his client. When we bill our customer they are required to pay us under the terms outlined in our master services agreement. In the event we outsourced the work to one of our vendors, after we confirm with our customer that the service has been received we are required to pay our vendors regardless of whether or not our customer will pay us.

In general, our clients are not obligated to pay us until we have completed each project in full and we offer our clients up to six months to pay our invoice in full.

The menu of services that we provide in the Master Service Agreement is in the following areas

•
Marketing management and expansion strategies - The scope of our marketing management and expansion strategies consulting service is to conduct research on specific marketing methods such as bulk SMS (short messaging services) and automated telemarketing, analyze directories with different demographics in different regions, screen different directory providers, and determine the optimal marketing approach for a specific product or service.

•	Introductory and intermediation services - We introduce to our customers new clients and receive a percentage of sales from its transaction.

•
Information systems and business management software - The scope of our information system and business management software consulting service is to remotely access a business systems and assess the integrity and capabilities of their current software and information systems, determine whether the systems or software are obsolete or can be updated or modified to perform properly, assess the risks of keeping existing systems, provide solutions such as bridging services and software patches, and determine proper integration methods for new software on current systems or replacing both the information systems and software.

•
Credit risk and credit management - The scope of our credit risk and credit management consulting services is to provide credit risk research associated with doing business in different countries and across different industries, research the costs associated with insuring that risk, provide a statistical analysis of the credit management and credit risk insurance costs associated with the sale of products and services in different countries and industries, and provide guidance on the management of credit risk.

•
Remote Online support and remote analysis of information and software systems - We provide remote online support services by providing guidance for technical issues and troubleshooting via telephone and e-mail, and when required, we remotely access our client’s computer systems and networks in order to resolve the technical issues associated with their software or information systems. We do not perform on site technical support services.

•
Remote analysis of data and accounting software systems - This is a process by which we remotely log in to a client’s information systems and determine the deficiencies of both the information system and the software that manages them. Many outdated information management systems do not have the capacity to deliver real time data for management. We analyze the status of the current systems and recommend different ERP solutions that will meet management’s needs. We also assist in implementing new systems or integrating new software packages that can work with current information systems and produce real time data required by management to make decisions. In some instances we will have to provide bridging services that will allow us to extract data located on older systems and transfer them to the new systems we integrate.

•
Technical analysis of our client’s telecommunications systems - This entails analyzing the condition of the systems they are currently using, proposing upgrades or replacements options, and assisting with the integration of new systems.

Although real estate will continue to be part of our operations after the closing of the acquisition, our focus will shift because we plan to make the company a holding company. A part of company’s investments will be real estate assets, or companies that own real estate assets, which we could acquire at opportunistic prices. We plan to have diversity in the businesses that we wish to acquire. Therefore, initially the company will provide a variety of services via its wholly owned subsidiary Amplerissimo, and will actively seek for real estate opportunities. In our new business prospects, the value and the potential use of real estate assets will play an important role in our decision to acquire other businesses.

Currently Amplerissimo has two clients and has two agreements that generally outline the services, time frames, pricing, payment, and other terms that the company has the ability to provide them. Currently, neither client has an outstanding request for services. One agreement is for a term of 10 years commencing January 13, 2013. The other is for a term of 10 years commencing May 15, 2013. Both agreements are terminable by either party without penalty on six months’ notice. Nothing obligates our customers to purchase any services from us during the term of the agreements. These agreements are filed as exhibits to the Form 8-K/A on November 14, 2013, and you should refer to these agreements for a full explanation of the terms and conditions of each agreement.

Results of Operations

Nine months ended September 30, 2013 versus 2012

We had only de minimus costs during the nine months ended September 30, 2012. Since then, the Company has undertaken several engagements in our operating subsidiary in Cyprus, Amplerissimo. For the nine months ended September 30, 2013, we had direct costs of $552,835 associated with our projects, and general and administrative costs of $20,225, for a net operating loss of $573,060. We had interest expense of $493 ($72 of which is related).

Because of the foregoing, our net loss for the nine months ended September 30, 2013 was $573,553. Additionally, we had unrealized foreign currency losses of $14,461 for the nine months ended September 30, 2013 such that our net comprehensive loss for the period was $588,014.

Three Months Ended September 30, 2013 versus 2012

We had only de minimus costs during the three months ended September 30, 2012. Since then, the Company has undertaken several engagements in our operating subsidiary in Cyprus, Amplerissimo. For the three months ended September 30, 2013, we had direct costs of $63,011 associated with our projects, and general and administrative costs of $16,330, for a net operating loss of $79,341. We had interest expense of $493 ($72 of which is related).

Because of the foregoing, our net loss for the three months ended September 30, 2013 was $79,834. Additionally, we had unrealized foreign currency losses of $17,702 for the three months ended September 30, 2013 such that our net comprehensive loss for the period was $97,536.

Liquidity and Capital Resources

At September 30, 2013, we had € 358,583 ($501,217) in cash and negative working capital of $903,231. As of September 30, 2013, we had cash of $500,240 provided by operations that we have not recognized.

We anticipate using the cash flows generated in the current fiscal year to conduct our business in the upcoming year. The consulting expenses and other services in the amount of $552,835 for the nine months ended September 30, 2013, represent the costs associated with providing our customers with services in the manner described above. Before the end of the year, we expect to have collected from our customers enough funds in order to be able to pay the total amounts owed to our consultants/suppliers who provide services to the end users to which our customers had contracted to provide services. As of November 1, 2013 we had received from our clients for unpaid invoices € 680,000 or about $907,000. We believe that the funds that we have collected until the day of the filing of this report will be sufficient to allow us to pay off the $572,616 of accounts payable that we incurred for consulting services that we received as of September 30, 2013.

Until the day of this filing we have issued invoices to our clients for the total amount of € 6,427,947 or $8,464,963. Through September 30, 2013, we collected € 370,000 in collections on those invoices, or about $500,240.

It is important to note that none of these cash amounts received or amounts billed are accounted for as revenue on the financial statements included with this Form 10-Q. The reason for this is US GAAP under which we are required to prepare our financial statements provides that collection of cash from a company that we have a contract with is not sufficient in and of itself to recognize revenue on our financial statements.

GAAP requires the following requirements are met in order to recognize revenue:

1.	Our price to our customer be fixed or determinable
2.	Persuasive evidence of an arrangement exists between us and our customer
3.	Delivery has occurred or services have been rendered
4.	Collectability is reasonably assured

Our records with our two customers to date have not been sufficient to satisfy all of the four requirements. The company is working with our customers to obtain the necessary documents to satisfy the first three criteria for all transactions as well as the collection criteria for transactions we have not yet collected cash on. Furthermore, the company is establishing protocols whereby future transactions will include all documents necessary to recognize revenue at the time we complete our obligations for our customers.

If we cannot meet these requirements, we are required to record the cash received by us as “Deferred Revenues.” Thus, you will see on our balance sheet for September 30, 2013 $500,240 of Deferred Revenues.

Amounts billed but not yet collected by us are not recorded in our books or reflected on our financial statements. Until we meet all of the criteria above on a transaction revenue cannot be recognized and to the extent we have not received cash, deferred revenue cannot be recorded. However, costs associated with transactions not yet recognized as revenue are reflected in Cost of Services in the period those costs are incurred.

If we do not collect the remainder of these receivables and do not generate future cash flow or raise additional funds from debt or equity financing, we may have to cease operations and investors could lose their entire investment. We have no agreement to secure additional debt or equity funds and management is under no obligation to provide us additional funding if needed. We currently do not have any loan arrangements in place with management to fund our planned operations.

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

The reason for this is in part that our Internal Controls over Financial Reporting were not effective in that we did not have sufficient procedures in place to secure the information required under revenue recognition policies required by GAAP and, as described in Management’s Discussion and Analysis above, we are taking direct steps to deal with this in both existing and future contracts.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to September 30, 2013, as we began to prepare our financial statements after our acquisition of Amplerissimo, we discovered that Amplerissimo did not have in place internal controls over financial reporting that would allow it to provide the information required under US GAAP to recognize revenue, as described in Management’s Discussion and Analysis above. We have described in Management’s Discussion and Analysis above the steps we are taking to deal with this issue with Amplerissimo’s two existing customers.

Therefore, subsequent to September 30, 2013 we have put in place the following controls and procedures for any new service provided by Amplerissimo, whether under the existing contracts or new contracts:

GAAP requires the following requirements are met in order to recognize revenue. We are putting the following in place for all future work for all customers:

1.	Our price to our customer be fixed or determinable
o	All work to be performed will be initiated by a signed Purchase Order from our customer detailing the services to be provided and our pricing
2.	Persuasive evidence of an arrangement exists between us and our customer
o	In addition to our written Master Service Agreement, all work to be performed will be initiated by a signed Purchase Order from our customer detailing the services to be provided and our pricing
3.	Delivery has occurred or services have been rendered
o
At the completion of each project, we will obtain from our customer written acknowledgement that all services under the completed Purchase Order have been provided and we have no further obligation to our customer and amounts paid us and due us are non refundable and non disputable

4.	Collectability is reasonably assured
o
Until we build a collection history with our customers, we will account for our revenue on the cash basis to the extent we have met the first three criteria. Once a collection history has been built, we will then recognize revenue on the accrual basis to the extent we have met the first three criteria

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

In connection with the Exchange Agreement, at the Closing, the Registrant issued 100,000,000 shares of its common stock to Dimitrios Goulielmos, sole shareholder of Amplerissimo in exchange for 100% of the capital stock of Amplerissimo. The issuance of the common stock to Dimitrios Goulielmos, sole shareholder of Amplerissimo pursuant to the Exchange Agreement was exempt from registration pursuant Regulation S promulgated under the Securities Act of 1933, as amended.

We relied upon Regulation S of the Securities Act of 1933, as amended for the above issuances to non US citizens or residents.

We believed that Regulation S was available because:

o	None of these issuances involved underwriters, underwriting discounts or commissions;

o	We placed Regulation S required restrictive legends on all certificates issued;

o	No offers or sales of stock under the Regulation S offering were made to persons in the United States;

o	No direct selling efforts of the Regulation S offering were made in the United States.

In connection with the above transactions, we provided the following to the investor:

o	Access to all our books and records.

o	Access to all material contracts and documents relating to our operations.

o	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

(b) Use of Proceeds.

The Registrant did not sell any registered securities during the nine months ended September 30, 2013.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)	Exhibits.

Exhibit No.	Document Description

31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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
_____________
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

Prime Estates & Developments, Inc.

December 9, 2013	By:	/s/ Dimitrios Goulielmos
Dimitrios Goulielmos
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE	NAME	TITLE	DATE

/s/ Dimitrios Goulielmos	Dimitrios Goulielmos	Chairman	12/9/13
Principal Executive Officer

/s/ Panagiotis Drakopoulos	Panagiotis Drakopoulos	Director	12/9/13
Principal Financial Officer