Form 10-K
period 2013-12-31
Cosmos Holdings Inc.
filed 2014-04-11
CIK 1474167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 000-54436

COSMOS HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	27-0611758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

141 West Jackson Blvd, Suite 4236, Chicago, 60604, IL.	60604
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (312) 674.4529

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	not applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $7,384,937 as of June 30, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 125,585,532 as of April 09, 2014.

TABLE OF CONTENTS

PART I

Item 1. Business

Company Overview

Prime Estates and Developments, Inc. was incorporated in the State of Nevada on July 21, 2009 for the purpose of acquiring and operating commercial real estate and real estate related assets. On November 14, 2013, we changed our name to Cosmos Holdings Inc.

On September 27, 2013, Prime Estates and Developments, Inc. closed a reverse take-over transaction by which it acquired a private company whose principal activities are the trading of products, providing representation, and provision of consulting services to various sectors as described below. Pursuant to a Share Exchange Agreement between the Registrant and Amplerissimo Ltd, a company incorporated in Cyprus and Dimitrios Goulielmos, sole shareholder of Amplerissimo, we acquired 100% of Amplerissimo’s issued and outstanding common stock.

As a result of the reverse take-over transaction, Dimitrios Goulielmos, sole shareholder of Amplerissimo, became our controlling shareholder and Amplerissimo became our wholly-owned subsidiary, and we acquired the business and operations of Amplerissimo.

Our principal office is located at 141 W. Jackson Blvd, Suite 4236, Chicago, Illinois 60604 Telephone: 312.674.4529.

We intend in the near future to establish a website at the following address: www.cosmosholdingsinc.com. We have filed as Exhibit 10.1 to this Form 10-K information that will appear on the website that is not included in the main body of this Form 10-K and has not been previously disclosed in any other filing with the SEC.

We are currently focusing our existing operations on expanding the business of our new subsidiary, Amperlissimo, and have transitioned to becoming a holding company. In that connection, the Company is currently actively looking for potential acquisition candidates in various industries including but not limited to pharmaceutical industry and related pharmaceutical logistics companies that fill prescriptions,cargo shipping industry, green and Hi-Tech technologies food industry, and insurance industry. We have identified and had discussions with several potential candidates. Although we have held discussions with several potential acquisition candidates, at this time we have no binding agreement, commitment or obligation to acquire any other company. Currently, Amperlissimo’s principal activities are the trading of products, providing representation, and provision of consulting services to various sectors as described in “Business.” In the interim, we plan on continuing to offer the same products and services through Amperlissimo which include: data mining, statistical data analysis, research and analysis, negotiating services, credit risk analysis, credit management, conducting case studies, introduction services, e-commerce consulting, marketing management consulting, expansion strategies consulting, information systems consulting, and business management software consulting. We also intend to add additional services to the ones that we currently offer, including systems integration, accredited partnership services, and installation and resale of third parties systems and software. We intend to accomplish this by new cooperative agreements or acquisition of other existing companies. However, at this time we have no binding agreement, commitment or obligation for any such ventures.

Amplerissimo Services

Amplerissimo’s principal activities are the trading of products, providing representation, and provision of consulting services to various sectors as described below.

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

These two customers provided all of our revenue at December 31, 2013 as follows:

NAME OF CUSTOMER	REVENUES RECEIVED [1]	PERCENTAGE OF TOTAL REVENUE
MILLENIA INTERNATIONAL GROUP Ltd.	420,000 Euro or approximately $557,345	61.76%
TECH TELECOMS AND TRADE LIMITED	260,000 Euro or approximately $345,023	38.24%
TOTAL	680,000 Euro or approximately $902,369

[1] The dollar amount is based upon an exchange rate of $1.32 per Euro.

We purchased the services that accounted for more than 10% of our aggregate expenses as of December 31, 2013 that were delivered to these two customers from the one third-party supplier, Around All Limited. We incurred an aggregate of €419,800 or approximately $557,494 in expenses to Around All in our fiscal year ended December 31, 2013, of which $0 had been paid and €419,800 or approximately $557,494 were not due to be paid and thus not paid at December 31, 2013. As of the date of the filing of this report, we have paid off this entire amount of €419,800 or approximately $557,494.

The arrangement we have with our supplier is for them to provide services on an as needed basis to our clients. In general, after we confirm with our customer that the service has been received we are required to pay our vendors regardless of whether or not our customer will pay us.

Competition

We face significant competition delivering data mining, statistical data analysis, research and analysis, negotiating services, credit risk analysis, credit management, conducting case studies, introduction services, e-commerce consulting, marketing management consulting, expansion strategies consulting, information systems consulting, and business management software consulting services.

Some of our competitors have greater financial, technical, marketing and other resources than we do and some are better known than we are. We cannot provide assurance that we will be able to compete successfully against these organizations. As a result these competitors may:

-	Succeed in providing services that are equal to or superior to our services or that achieve greater market acceptance than our service;
-	Devote greater resources to developing, marketing or selling their services;
-	Respond more quickly to new or emerging information or service technologies, which could render our services less preferable;
-	Withstand competition in the industry more effectively than we can.
-	Establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our customers or prospective customers; and
-	Take advantage of other opportunities more readily than we can.

Since there are no substantial barriers to entry into the markets in which we participate, we expect that additional competitors will continue to enter these markets.

We will compete based upon our flexibility to customize our services and products to our client’s specific needs utilizing our knowledge of a large number service provides and what we believe is our ability to provide services at faster and more efficiently than our competitors with the same quality of service and finished products as our competitors. We also believe that these characteristics enable us to provide our services at lower cost than our competitors.

Intellectual Property

At present, we do not have any patents, trademarks, licenses, franchises, concessions, and royalty agreements, labor contracts or other proprietary interests.

Employees

We have one employee, our US Finance Manager.  We currently have no formal written or informal unwritten agreement with our US Finance Manager.  In addition, our president, Mr. Goulielmos, also provides services to us but is under no employment or similar contract.  This is because our President, does not wish for the time being, to get a salary and bring any financial burdens to our Company.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries other than Amperlissimo.

Item 2. Properties

We rent the following property as our U.S. corporate office:

●	Address: City/State/Zip: 141 W. Jackson Blvd, Suite 4236, Chicago, Illinois 60604

●	Name of Landlord: US CHICAGO BT, LLC

●	Term of Lease: Twoyears commencing December 1, 2013

●	Monthly Rental: $708.50

●	Adequate for current needs: Yes

We rent the following property as our offices in Cyprus:

●	Address: 9, Vasili Michaelidi Street, 3026, Limassol, Cyprus.

●	Name of Landlord: Globalserve Consultants Ltd

●	Term of Lease: One year commencing July 29, 2013

●	Monthly Rental: $110

●	Adequate for current needs: Yes

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Over-The-Counter Markets under the symbol “COSM” The following table of high and low stock prices are based on actual trades.

Bid Information*

Quarter Ended	High	Low

March 31, 2012	$0.51	$0.10
June 30, 2012	0.40	0.08
September 30, 2012	0.39	0.20
December 31, 2012	0.40	0.10
March 31, 2013	0.39	0.15
June 30, 2013	0.60	0.35
September 30, 2013	0.75	0.25
December 31, 2013	1.34	0.64

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

Holders of Our Common Stock

As of December 31, 2013, we had 125,585,532 shares of our common stock issued and outstanding, held by approximately 58 persons, not including those shares held in street names.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

Prime Estates and Developments, Inc. was incorporated in the State of Nevada on July 21, 2009 for the purpose of acquiring and operating commercial real estate and real estate related assets. On November 14, 2013, we changed our name to Cosmos Holdings Inc.

On September 27, 2013, Prime Estates and Developments, Inc. closed a reverse take-over transaction by which it acquired a private company whose principal activities are the trading of products, providing representation, and provision of consulting services to various sectors as described below. Pursuant to a Share Exchange Agreement between the Registrant and Amplerissimo Ltd, a company incorporated in Cyprus and Dimitrios Goulielmos, sole shareholder of Amplerissimo, we acquired 100% of Amplerissimo’s issued and outstanding common stock.

We are currently focusing our existing operations on expanding the business of our new subsidiary, Amperlissimo, and have transitioned to becoming a holding company. In that connection, the Company is currently actively looking for potential acquisition candidates in various industries including but not limited to pharmaceutical industry and related pharmaceutical logistics companies that fill prescriptions, cargo shipping industry, green and Hi-Tech technologies, food industry, and insurance industry. We have identified and had discussions with several potential candidates. Although we have held discussions with several potential acquisition candidates, at this time we have no binding agreement, commitment or obligation to acquire any other company. Currently, Amperlissimo’s principal activities are the trading of products, providing representation, and provision of consulting services to various sectors as described in “Business.” In the interim, we plan on continuing to offer the same products and services through Amperlissimo which include: data mining, statistical data analysis, research and analysis, negotiating services, credit risk analysis, credit management, conducting case studies, introduction services, e-commerce consulting, marketing management consulting, expansion strategies consulting, information systems consulting, and business management software consulting. We also intend to add additional services to the ones that we currently offer, including systems integration, accredited partnership services, and installation and resale of third parties systems and software. We intend to accomplish this by new cooperative agreements or acquisition of other existing companies. However, at this time we have no binding agreement, commitment or obligation for any such ventures.

Results of Operations

Year ended December 31, 2013 versus 2012

We had only de minimus costs during year ended December 31, 2012. During the year ended December 31, 2012, the company had expenses of $455 and $0 in revenue. Since then, the Company has undertaken several engagements in our operating subsidiary in Cyprus, Amplerissimo. For the year ended December 31, 2013, we had revenues of $902,369. For the twelve months ended December 31, 2013, we had direct costs of $557,494 associated with our projects, and general and administrative costs of $56,163, for a net operating income of $288,712. We had interest expense of $2,439, all of which is related.

Additionally, we had unrealized foreign currency losses of $12,573 for the twelve months ended December 31, 2013 such that our net comprehensive income for the period was $259,165.

Plan of Operation in the Next Twelve Months

Specifically, our plan of operations for the next 12 months is as follows:

We plan on continuing to offer the same products and services through Amperlissimo which include: data mining, statistical data analysis, research and analysis, negotiating services, credit risk analysis, credit management, conducting case studies, introduction services, e-commerce consulting, marketing management consulting, expansion strategies consulting, information systems consulting, and business management software consulting. We also intend to add additional services to the ones that we currently offer, including systems integration, accredited partnership services, and installation and resale of third parties systems and software. We intend to accomplish this by new cooperative agreements or acquisition of other existing companies. We anticipate that we will spend approximately $15,000 to evaluate the different methods of adding services. This cost is made of up primarily legal, planning and structuring, and accounting due diligence. We currently have no binding agreements, commitments or contracts for new cooperative agreements or acquisition of other existing companies.

In addition to adding services we also plan to evaluate offering our services to different geographical markets. We currently have focused our services to our customers throughout Europe. We plan on expanding our geographical reach to: United Arab Emirates, Jordan, Malta, Lebanon, Algeria, and Saudi Arabia. Some of the methods we will use to accomplish this are: marketing our services through the internet to new geographic areas, creating strategic relationships with companies in the new geographical regions, and possibly acquiring companies that operate in different geographical regions. We anticipate that we will spend $15,000 evaluating the different methods and regions we plan on expanding too. This cost is made of up primarily legal, planning and structuring, and accounting due diligence. We currently have no binding agreements, commitments or contracts in any different geographical markets including United Arab Emirates, Jordan, Malta, Lebanon, Algeria, and Saudi Arabia.

As to potential acquisitions, SEC filing requirement are such that we will have to file audited financial statements of all our operations, including any acquired business. So we plan that our first step in any potential acquisition process we undertake is to ascertain whether we can obtain audited financials of a company if we were to acquire them. We anticipate that we will spend approximately $30,000 to locate, conduct due diligence, and evaluate possible acquisitions. As noted above, as of the date of this report, we do not have any binding agreements, commitments, or understandings with any potential acquisition candidates.

We plan to continue our efforts to collect our accounts receivables from our customers. As of April 9, 2014, our accounts receivable were €5,177,947 or approximately $6,876,300.We anticipate but can make no assurances that the current cash of approximately $970,000 as of April 9, 2014 will satisfy our cash requirements only until the end of December 2014.All our costs, which we anticipate that we will incur in the next 12 months irrespective of business development activities, including costs associated with meeting SEC requirements for staying public, are estimated to be less than $300,000 annually as follows: Legal fees $70,000, Accounting and Auditing $150,000, SEC filing costs $4,000, Transfer Agent $3,600, Bank expenses $2,400, Office expenses $18,000, Salaries $26,000 and other expenses up to $26,000.

These expenses are anticipated to be funded from cash generated from the operations of the company, from debt or equity financing, or from a loan from management, to the extent that funds are available to do so. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we may lose the qualification for quotation and our securities would no longer trade on the over the counter markets. Further, as a consequence we would fail to satisfy our SEC reporting obligations, and investors would then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Employees

We do not have plans to change the number of our employees during the next twelve months.

Liquidity and Capital Resources

As of December 31, 2013, we had $864,489 of cash and a working capital deficit of $53,684.

We anticipate using cash in our bank account as of December 31, 2013 and anticipated cash flows generated in the current fiscal year to conduct our business in the upcoming year. The consulting expenses and other services in the amount of $557,494 for the twelve months ended December 31, 2013, represent the costs associated with providing our customers with services in the manner described above. We expect to have collected from our customers enough funds in order to be able to pay the total amounts owed to our consultants/suppliers who provide services to the end users to which our customers had contracted to provide services. As of December 31, 2013 we had received from our clients for unpaid invoices € 680,000 or about $907,000. We believe that the funds that we have collected until the day of the filing of this report will be sufficient to allow us to pay off the $557,494 of accounts payable, accrued expenses, and taxes payable that we incurred as of December 31, 2013. As of the date of the filing of this report, we have paid off this entire amount of $557,494, which are the expenses associated with providing our customers with services in the manner described above.

We have salaries payable, resulting from accrued but unpaid compensation, due to Messrs. Mavrogiannis and Drakopoulos in the amounts totaling $76,592 and $110,000 respectively. We also have $165,000 liability resulting from costs accrued by an agreement with Green Era Ltd. in which our previous CEO and director Mr. Panagiotis Drakopoulos is a shareholder in.

Until the day of this filing we have issued invoices to our clients for the total amount of €6,427,947 or $8,464,963. Through December 30, 2013, we collected €680,000 in collections on those invoices, or about $902,000.

It is important to note that none of the amounts billed that have not been collected are accounted for as revenue on the financial statements included with this Form 10-K. The reason for this is US GAAP, under which we are required to prepare our financial statements, provides that we have reasonable assurance of collectability before recording our amounts billed as accounts receivable and subsequently revenue. At the present time we do not have reasonable assurance that we will in fact collect such amounts, given our limited history with these customers, and as such under GAAP we are not recognizing the amounts as revenue.

For the year ended December 31, 2013, we had revenues of $902,369.

We plan to continue our efforts to collect our accounts receivables from our customers. As of April 9, 2014, our accounts receivable were €5,177,947 or approximately $6,876,300. We believe that the current cash of approximately $970,000 as of April 9, 2014 will satisfy our cash requirements until the end of December 2014. All our costs, which we anticipate that we will incur in the next 12 months irrespective of business development activities, including costs associated with meeting SEC requirements for staying public, are estimated to be less than $300,000 annually.

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

Our records with our two customers to date have not been sufficient to satisfy all of the four requirements. The company has successfully worked with its customers to obtain the necessary documents to satisfy the first three criteria for all transactions including: price to our customer being fixed or determinable, persuasive evidence of an arrangement exists between us and our customer, delivery has occurred or services have been rendered. However because the customers that we provide services to are relatively new we have not met the collection criteria for transactions we have not yet collected cash on. Totals billed for which revenue recognition has yet to be realized totaled $7,912,624 (€5,747,947).The reason for this is US GAAP, under which we are required to prepare our financial statements, provides that we have reasonable assurance of collectability before recording our amounts billed as accounts receivable and subsequently revenue. At the present time we do not have reasonable assurance and we choose not to recognize the billed amounts as revenues.

Off Balance Sheet Arrangements

As of December 31, 2013, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, negative working capital at December 31, 2013.

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

Foreign Currency. The Company requires translation of the Amplerissimo financial statements from euros to dollars since the reverse take-over on September 27, 2013. Assets and liabilities of all foreign operations are translated at year-end rates of exchange, and the statements of operations are translated at the average rates of exchange for the year. Gains or losses resulting from translating foreign currency financial statements are accumulated in a separate component of stockholders’ equity until the entity is sold or substantially liquidated. Gains or losses from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency) are included in net (loss) earnings.

Income Taxes. The Company accounts for income taxes under the accounting rules related to income taxes (“Codification Topic 740”). Under these rules, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

In July 2013, the FASB issued ASU 201311, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists (a consensus of the FASB Emerging Issues Task Force) . As a result of applying this ASU, an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss (NOL) or other tax credit carry-forward when settlement in this manner is available under the tax law. The assessment of whether settlement is available under the tax law would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events (e.g., upcoming expiration of related NOL carry-forwards). This classification should not affect an entity’s analysis of the realization of its deferred tax assets. Gross presentation in the rollforward of unrecognized tax positions in the notes to the financial statements would still be required. However, since the Internal Revenue Code Section 382 limits the amount of net operating loss carry-forwards that can be utilized upon a change in control, we have eliminated the deferred tax asset and related valuation allowance. Therefore, the adoption of ASU 2013 11 is not expected to have a material impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Cosmos Holdings, Inc.
Chicago, IL

We have audited the accompanying consolidated balance sheets of Cosmos Holdings, Inc. and its subsidiaries (collectively, the “Company”)as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cosmos Holdings, Inc. and its subsidiaries as of December 31, 2013 and 2012 and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered net losses and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 11, 2014

COSMOS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	12/31/13	12/31/12
ASSETS
Cash and equivalents	$864,489	$-
Prepaid expenses	435
Other assets	2,126

TOTAL ASSETS	867,050	-

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$530,185	$1,403
Unearned revenues	671	-
Salaries payable	186,592	-
Notes payable, related party	165,000	-
Taxes payable	38,286	-

TOTAL CURRENT LIABILITIES	920,734	1,403

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001, authorized 100 million shares, none issued and outstanding at 12/31/13.	-	-
Common stock, par value $0.001, authorized 300 million, 125,585,532 and 100,000,000 issued and outstanding at December 31, 2013 and December 31, 2012, respectively.	125,586	100,000
Additional paid-in capital	(432,593)	(95,561)
Accumulated other comprehensive income (loss)	11,319	(1,254)
Accumulated deficit	242,004	(4,588)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(53,684)	(1,403)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$867,050	$-

The accompanying notes are an integral part of the financial statements.

COSMOS HOLDINGS, INC.
CONSOLIDATED RESULTS OF OPERATIONS

	Twelve Months Ended December 31,
	2013	2012

Revenues
Revenues	$902,369	$-

Expenses
Direct consulting costs	557,494	-
General and administrative expenses	56,163	455
Net operating income (loss)	288,712	(455)

Other income and expense
Interest expense - related party	(2,439)	-
Total other income and expense	(2,439)	-

Income (loss) before income taxes	286,273	(455)

Income tax expense	39,681	-

Net income(loss)	246,592	$(455)

Other comprehensive losses
Unrealized foreign currency losses	12,573	(948)

NET COMPREHENSIVE INCOME (LOSS)	$259,165	$(1,403)

Net income (loss) per share – basic	$0.00	$(0.00)
Net income (loss) per share – dilutive	$0.00	$(0.00)
Weighted average number of shares outstanding – basic	106,677,543	100,000,000
Weighted average number of shares outstanding – dilutive	106,744,743	100,000,000

The accompanying notes are an integral part of the financial statements.

COSMOS HOLDINGS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock, Par Value $0.001		Additional Paid In	Other Comprehensive	Retained Earnings	Total Shareholders'
	Shares	Amount	Capital	Income	(Deficit)	Deficit
Balances, 1/1/12	100,000,000	100,000	(96,478)	(306)	(4,133)	(917)

Expenses paid by shareholders			917			917
Foreign currency translation effect				(948)		(948)
Net loss					(455)	(455)

Balances, 12/31/12	100,000,000	100,000	(95,561)	(1,254)	(4,588)	(1,403)

Expenses paid by shareholders			2,368			2,368
Recapitalization upon reverse merger	25,585,532	25,586	(339,400)			(313,814)
Foreign currency translation effect				12,573		12,573
Net income					246,592	246,592

Balances, 12/31/13	125,585,532	$125,586	$(432,593)	$11,319	$242,004	$(53,684)

The accompanying notes are an integral part of the financial statements.

COSMOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$246,592	$(455)

Adjustments to reconcile net income (loss) with cash used in operations:
Change in operating assets and liabilities:
Other assets	(2,126)	-
Prepaid expenses	(435)	-
Accounts payable and accrued liabilities	548,412	486
Taxes payable	38,286	-
Deferred revenue	671	-

Net cash provided by operating activities	831,400	31

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired upon reverse merger	18,148	-
Net cash provided by investing activities	18,148	-

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses paid by shareholders	2,368	917

Net cash provided by financing activities	2,368	917

Foreign currency translation effect	12,573	(948)

NET INCREASE IN CASH	864,489	-

Cash at beginning of period	-	-
Cash at end of period	$864,489	$-

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	1,395	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITY
Liabilities assumed in reverse merger, net of cash acquired	$313,814	$-

The accompanying notes are an integral part of the financial statements.

COSMOS HOLDINGS, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Cosmos Holdings, Inc. (“Cosmos”, “The Company”, “we”, or “us”) was incorporated in the State of Nevada on July 21, 2009 for the purpose of acquiring and operating commercial real estate and real estate related assets.

On September 27, 2013 (the “Closing”), Cosmos Holdings, Inc. a Nevada corporation (“Cosmos Holdings, Inc.” or the “Registrant”), closed a reverse take-over transaction by which it acquired a private company whose principal activities are the trading of products, providing representation, and provision of consulting services to various sectors as described below. Pursuant to a Share Exchange Agreement (the “Exchange Agreement”) between the Registrant and Amplerissimo Ltd, a company incorporated in Cyprus (“Amplerissimo”), and Dimitrios Goulielmos, sole shareholder of Amplerissimo, the Registrant acquired 100% of Amplerissimo’s issued and outstanding common stock.

For a complete description of the transaction, see Note 3 to the consolidated financial statements.

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

In the preparation of consolidated financial statements subsequent to the transaction, the consolidated financial statements represent the continuation of the financial statements of the legal subsidiary (Amplerissimo) except for its capital structure. Therefore, the transaction has the following effects on these consolidated financial statements:

•
The operating history of the legal acquirer (Cosmos) is removed as of the date of the transaction. Accumulated deficits of Cosmos during its development stage are removed and netted with Additional Paid in Capital. Operating histories, including accumulated deficits and current earnings or losses reflect those of Amplerissimo.

•
Historical equity transactions are those of Amplerissimo, except that the number of shares outstanding is changed from those of Amplerissimo to that of Cosmos using an exchange ratio equal to the ratio of the number of shares issued by Cosmos in the transaction (100,000,000) to the number of shares acquired from Amplerissimo (5,000). That ratio is 20,000:1. All references to quantities of shares in this and subsequent reports are modified to reflect this change.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2013 and December 31, 2012, there were no cash equivalents.

The Company maintains bank accounts in the United States denominated in U.S. Dollars and in the Republic of Cyprus, denominated in Euros. At December 31, 2013, the amounts in these accounts were $4,213 and $860,276 (the Euro equivalent of which was €623,872).

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

Our records with our two customers to date have not been sufficient to satisfy all of the four requirements. The company has successfully worked with its customers to obtain the necessary documents to satisfy the first three criteria for all transactions. However because the customers that we provide services to are relatively new we have not met the collection criteria for transactions we have not yet collected cash on. Furthermore, the company is establishing protocols whereby future transactions will include all documents necessary to recognize revenue at the time we complete our obligations to our customers. Totals billed for which revenue recognition has yet to be realized totaled $7,912,624 (€5,747,947).

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

Foreign Currency Translations and Transactions

Assets and liabilities of all foreign operations are translated at year-end rates of exchange, and the statements of operations are translated at the average rates of exchange for the year. Gains or losses resulting from translating foreign currency financial statements are accumulated in a separate component of stockholders’ equity until the entity is sold or substantially liquidated.

Gains or losses from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency) are included in net (loss) earnings.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and accounts receivable.

The following tables show the number of the Company’s clients which contributed 10% or more of revenue and accounts receivable, respectively:

Year Ended December 31,
2013
Number of 10% clients	2
Percentage of total revenue	100

Income Taxes

The Company accounts for income taxes under the accounting rules related to income taxes (“Codification Topic 740”). Under these rules, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company is liable for income taxes in the Republic of Cyprus. The standard income tax rate In Cyprus is 12.5% and tax losses are carried forward indefinitely subject to certain rules regarding change of ownership of a company. Therefore, we have calculated potential benefits of income tax losses, subject to the restrictions below.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740 “Accounting for Income Taxes” as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in this consolidated financial statement because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

Basic and Diluted Net Income (Loss) per Common Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the periods presented. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share for the year ended December 31, 2012 is the same due to the anti-dilutive nature of potential common stock equivalents.

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

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 did not have a material impact on our financial position or results of operations.

In July 2013, the FASB issued ASU 2013 11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists (a consensus of the FASB Emerging Issues Task Force) . As a result of applying this ASU, an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss (NOL) or other tax credit carry-forward when settlement in this manner is available under the tax law. The assessment of whether settlement is available under the tax law would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events (e.g., upcoming expiration of related NOL carry-forwards). This classification should not affect an entity’s analysis of the realization of its deferred tax assets. Gross presentation in the rollforward of unrecognized tax positions in the notes to the financial statements would still be required. However, since the Internal Revenue Code Section 382 limits the amount of net operating loss carry-forwards that can be utilized upon a change in control, we have eliminated the deferred tax asset and related valuation allowance. Therefore, the adoption of ASU 2013 11 is not expected to have a material impact on our financial position or results of operations.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, negative working capital at December 31, 2013.

These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

The Company acquired cash totaling $18,148 in the merger. The liabilities assumed, including accrued director salaries discussed in Note 7 and accrued costs to GreenEra Ltd. discussed in Note 6, net of the cash acquired totaled $313,814.

NOTE 4 – CAPITAL STRUCTURE

Common Stock

The Company is authorized to issue 300 million common shares and had issued 100,000,000 in connection with the merger and inherited 25,585,532 shares upon the merger (see Note 3).

Other Equity Transactions

The Company inherited 240,000 options granted to Konstantinos Vassilopoulos, Secretary and Director. The options have an exercise period of four years with an exercise price of $0.10. In the event that the Director ceases to serve on the Board of Directors for any reason, the Director is entitled to a pro-rata portion of the annual options.

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock which has preferential liquidation rights over common stock and is non-voting. As of December 31, 2013, no shares have been issued.

Potentially Dilutive Securities

On January 5, 2013, we granted 240,000 options to an incoming Director under a four-year agreement to provide 240,000 options per year at $0.10. The initial tranche of 240,000 shares expires on January 5, 2017.

No options, warrants or other potentially dilutive securities other than those disclosed above have been issued as of December 31, 2013.

NOTE 5 – INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate (35%) to pre-tax income (loss) as a result of the following differences:

Income (loss) before income taxes	$286,685	$(455)
Taxes (benefit) under statutory U.S. tax rates	86,307	(159)
Increase (decrease) in taxes resulting from:
Increase in valuation allowance	12,562	574
Non-U.S. Source income (loss)	(138,550)	(733)
State taxes	-	-
Income tax expense	$(39,681)	$-

The Company accounts for income taxes under the asset and liability method, which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and financial statement basis of its assets and liabilities as well as tax loss carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled.

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

Our wholly-owned Cyprian subsidiary, Amplerissimo, Ltd. has taxable income in Cyprus, where the income tax rate is 12.5%. Deferred tax assets and valuation allowances at December 31, 2013 and December 31, 2012 are as follows:

	12/31/2013	12/31/2012
Deferred tax asset – Net operating loss	$13,136	$574
Less: reserve	(13,136)	(574)
Net deferred tax asset	$-	-

At December 31, 2013, the Company had net operating loss forwards of approximately $32,810 that may be offset against future taxable income through 2033. No tax benefit has been reported in the December 31, 2013 or 2012 consolidated financial statements due to the uncertainty surrounding the realizability of the benefit. The potential tax benefit is offset by a valuation allowance of the same amount.

The Company applied the “more-likely-than-not” recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of December 31, 2013.

The Company has elected to classify interest and penalties that would accrue according to the provisions of relevant tax law as interest and other expense, respectively.

The Company’s tax years since inception through 2013 remain open to examination by most taxing authorities.

NOTE 6 – AGREEMENT WITH GREEN ERA LTD. - COMMITMENTS

On February 17, 2011, we entered into an agreement with GreenEra, Ltd., a company formed under the laws of the Cyprus Republic, to acquire the rights of exploitation of a 60,000 hectares (approximately 150,000 acres) of forest land in Novo Aripuana, State of Amazones, Brazil. The property can be developed and we believe can produce carbon credits that when sold could produce profits. Any profits that will be gained from the development or the sale of the carbon credits will be shared 50-50 between COSM and the owner of the forest land. The parties agree that:

•
Cosmos will pay GreenEra $5,000 per month for approximately 34 years beginning in April 1, 2011. Cosmos has the right to cancel the agreement. Upon such cancellation, no future obligation to GreenEra would exist.

•	Cosmos will obtain financing sufficient to pay for all costs associated with obtaining the carbon credits, but not to exceed $1.2 million.

•	GreenEra will be the developer responsible for performing all actions necessary to obtain the credits.

GreenEra acquired the exclusive rights to develop and to obtain these carbon credits when it contracted with the landowner on December 28, 2009. Therefore, Cosmos Holdings Inc. has inherited the rights and obligations of that agreement which stipulates, in part:

•	The landowner has the right to veto sales of any credits under $2.00.

•
If GreenEra is unable to receive a carbon credit certification by December 31, 2013, or cannot sell, convey, assign, lend or sublet, carbon credits or any other rights or products the contract is voided.

As of December 31 2013 GreenEra has not been successful in receiving carbon credit certification or sold, conveyed, assigned, lent or sublet, carbon credits or their rights. Therefore, our agreement with GreenEra is voided and Cosmos has no obligation to GreenEra.

Our Principal Executive Officer, Mr. Panagiotis Drakopoulos, is also a 50.1% shareholder but not a director or officer of GreenEra Ltd.

From inception of the agreement through December 31, 2013, we have accrued $165,000 of costs associated with this agreement and have paid none.

NOTE 7 – RELATED PARTY TRANSACTIONS

On the date of our inception, we issued 20 million shares of our common stock to our three officers and directors which were recorded at no value (offsetting increases and decreases in Common Stock and Additional Paid in Capital).

At December 31, 2013, we owed $165,000 to GreenEra, Ltd., a company in which our Chief Executive Officer and Director, Mr. Panagiotis Drakopoulos is a shareholders (see Note 6).

At December 31, 2013, our Chairman and Principal Executive Officer, Mr. Panagiotis Drakopoulos, is owed $110,000 in unpaid salaries.

Additionally, we owe $76,592 to Mr. Mavrogiannis, our Chief Financial Officer.

During February and May, 2013, a beneficial owner and former officer and director of the Company was involved in the purchase and sale of 725,000 shares of our common stock within a period of less than six months which is in violation of Section 16b of the Securities Exchange Act of 1934 (the “Exchange Act”). The profit on these shares was $15,408. Section 16b of the Exchange Act prohibits such beneficial owners from profiting on the sale of the securities. Upon notification, the beneficial owner agreed to repay the profits in the form of a reduction in liabilities the Company owed to him. We therefore reduced $12,000 of related-party advances owed to him to zero and reduced unpaid salaries due to him for the difference, or $3,408. We increased Additional Paid in Capital for the entire $15,408.

We believe that all related party transactions were on terms at least as favorable as we would have secured in arm’s-length transactions with third parties. Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

NOTE 8 – LEASES

The Company conducts its operations from facilities located in Chicago, Illinois for which we paid approximately $307 per month through November, 2013. In December, 2013 we moved our operations to another location in Chicago Illinois. Beginning in February 2014, we will be paying approximately $709 for our office. Rent expense for the years ended December 31, 2013 and 2012 were $1,906 and $2,741, respectively.

NOTE 9 – EARNINGS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the Company, decreased with respect to net income or increased with respect to net loss by dividends declared on preferred stock by using the weighted-average number of common shares outstanding. The dilutive effect of incremental common shares potentially issuable underoutstanding options, warrants and restricted shares is included in diluted earnings per share in 2013 utilizing the treasury stock method. The computations of basic and diluted per share data were as follows:

	12/31/2013	12/31/2012
Net income (loss)	$246,592	$(455)
Weighted average common shares outstanding - basic	106,677,543	100,000,000
Option awards	67,200	-
Weighted average common shares outstanding - dilutive	106,744,743	100,000,000
Basic and Diluted	0.00	(0.00)

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these consolidated financial statements were issued and noted that there were none.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer/Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s Principal Executive Officer/Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

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

With the participation of the Chief Executive Officer/Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2013, as the result of a material weakness. The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. We had the following significant deficiencies at December 31, 2013:

•	The Company has a lack of proper segregation of duties
•	The Company’s internal control structure lacks multiple levels of review and oversight

Remediation of Deficiencies and Material Weaknesses

We are unable to remedy the all material weaknesses present in our internal controls until we are able to hire additional employees, so that we may then introduce checks and balances on internal controls.

We have put systems in place to deal with the revenue recognition deficiencies which include: having persuasive evidence that an arrangement exists in the form of a signed agreement, the price is fixed and determinable by having a purchase order signed by our customer and the company , written confirmation that goods or services have been delivered. The collectability aspect of revenue recognition will be met when we establish a collection history with our customers.

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

Item 9B. Other Information

None

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the name of our sole executive officers and directors and their ages as of December 31, 2013 and their positions at that date.

Name	Age	Position
Dimitrios Goulielmos	47	CEO and Director
Panagiotis Drakopoulos	41	CFO and Director
Konstantinos Vassilopoulos	30	Secretary and Director

Panagiotis Drakopoulos joined us as Secretary and Director upon formation. Since June 2006, he has been Director and President of Dynamic Investments Ltd., a business consulting firm. From June 2006 to July 2009 he was also Director of Sea Star Shipping SA, involved in the management of ships. Mr. Drakopoulos holds a Degree in Business Administration from the University of La Verne. Until 2003 he was working for seven years as CFO’s assistant in import-export companies located in Greece and another eight years in insurance and financial companies such as Schweiz Life and the ING Group. He contributes to the Board his financial, marketing, insurance and operation management expertise, as well as knowledge of our business since inception.

Konstantinos Vassilopoulos joined us as CFO and Director on January 5, 2013. Mr. Vassilopoulos contributes to the Board his financial, marketing, real estate, and operation management expertise. He holds a MBA in Business with finance and accounting concentration. Professional background includes working one year at an accounting firm, three years in the mortgage industry, eight years in operations management, one year as a financial analyst and senior advisor to a medical group, and has also been involved in several real estate transactions. Mr. Vassilopoulos also holds and manages property of his own. His duties, while he was employed in the financial, marketing, and operation management sector in the USA, mainly included operations management of companies with 30 – 100 employees, financial analysis, budgeting, forecasting, and marketing campaign development and execution. We believe his analytical and operational management capabilities qualify him to serve as a director.

Dimitrios Goulielmos joined us as CEO and Director on September 27, 2013. Since January 1991, he has been principal attorney at the law firm of Goulielmos D. & Partners. He contributes to the Board the benefits of his legal, academic, and business background. Mr. Goulielmos is a fourth generation attorney. He received his law degree with Excellency from the Aristotle University of Thessaloniki in 1988. He did post graduate studies for International transactions and Company law at Paris France and at the LSE of London, England. In 2004 he was elected Vice-president of EUROPECHE the organization that was established by the European Committee for the consultation and proposal of solutions in the sector of Community Fishery. The same year he was also elected as National representative of Hellas in the MEDISAMAK, the organization responsible for all Mediterranean countries, in the sector of Fishery. In year 2007 he was reelected as Vice-president of EUROPECHE. He is a member of the social dialogue group of ACFA, of EU on labor affairs. He is an honorary lifetime member of International Who's Who Historical Society. Mr. Goulielmos has extensive experience in law, international deals, mergers, acquisitions, negotiations, international application of licenses, and real estate management which he will contribute to the Board.

The following changes occurred subsequent to the end of our fiscal year December 31, 2013:

Resignation of Directors/Officers

By letter dated January 13, 2014, Mr. Panagiotis Drakopoulos resigned as Treasurer (CFO) and Director of the Company, effective January 13, 2014. His letter did not indicate any disagreement with management and stated specifically that his resignation was due to personal reasons.

By letter dated January 13, 2014, Mr. Konstantinos Vassilopoulos resigned as Secretary and Director of the Company, effective January 13, 2014. His letter did not indicate any disagreement with management and stated his resignation was “due the fact that the agreement I had with the company expired last week.”

Appointment of New Officer/Director

Effective January 13, 2014, Mr. Dimitrios Goulielmos, President and Director became acting Principal Accounting Officer and acting Principal Financial Officer, although the Company anticipates starting a search for someone to fill the position of Principal Financial Officer/Principal Accounting Officer full time.

Effective January 13, 2014, Mr. Demetrios G. Demetriades was elected as Secretary and Director of the Company. Mr. Demetriades, age 48, since January 2003 has been Director of Highlander Spring Trading Ltd, a trading company. From November 2000 to December 2002 he was Marketing Director of Eurolink Securities Ltd which was involved in trading in the Cyprus Stock Exchange. From January 1995 to November 2000 he was Supervising Officer of Laiki Factors Ltd a financing company. As a member of the board, Mr. Demetriades contributes the benefits of his trading, executive leadership and management experience. Mr. Demetriades will be compensated for his service from time-to-time as the Board of Directors will determine.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2013, the no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2013, except as follows:

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

Code of Ethics

As of December 31, 2013, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal year ended December 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE

Name	YE 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Vasileios	2013		-	-	-	-	-	-
Mavrogiannis 1	2012	60,000	-	-	-	-	-	-	60,000

Panagiotis	2013	60,000	-	-	-	-	-	-	60,000
Drakopoulos 2	2012	60,000	-	-	-	-	-	-	60,000

Panagiotis	2013	17,500	-	-	-	-	-	-	17,500
Tolis 3	2012	10,000	-	70,200	-	-	-	-	80,200

Konstantinos Vassilopoulos 4	2013	-	-	-	43,151	-	-	-	43,151

Dimitrios Goulielmos	2013	-	-	-	-	-	-	-	-

1.	Mr. Mavrogiannis resigned on January 5, 2013. We accrued $0 in salary during the year ended December 31, 2013. Mr. Mavrogiannis is due $76,592 as of December 31, 2013.

2.
Mr. Drakopoulos is the Principal Financial Officer and Director. Although we accrued $60,000 in salary during the year ended December 31, 2013, as of the date of this report, we made only two cash payments totaling $30,000 during that period. Through December 31, 2013, we owe Mr. Drakopoulos $110,000.

3.
Mr. Tolis resigned on July 25, 2013. Although we accrued $27,500 in salary through the date of his resignation, as of the date of this report, we made only one cash payment of $5,000 during that period. Mr. Tolis forgave the balance of his salaries in the amount of $22,500. Through December 31, 2013, we owe Mr. Tolis $0.

4.
Mr. Vassilopoulos is the Secretary and a Director. He does not receive a cash salary but is due 240,000 in options at $.10 for his services. The awarding of 240,000 for the year ended December 31, 2013 resulted in a valuation of $43,151 of which $43,151 had been earned as of December 31, 2013.

Narrative Disclosure to the Summary Compensation Table

On April 1, 2011, we entered into arrangements with Messrs. Mavrogiannis and Drakopoulos to provide compensation in the amount of $5,000 per month. On January 5, 2013, Mr. Mavrogiannis resigned. As of December 31, 2013, Messrs. Mavrogiannis and Drakopoulos are due $76,592 and $110,000, respectively, of accrued but unpaid compensation. The unpaid portion is included in “Accrued Expenses – Related Party” in the financial statements filed with this report on Form 10-K.

On September 1, 2012, we entered into arrangements with Panagiotis Tolis to provide compensation in the amount of $2,500 per month. Moreover, the Company agreed to issue and pay Mr. Tolis 180,000 shares of common stock for Directors’ annual services which we valued at $70,200 (see Note 4 to the financial statements). On July 25, 2013, Mr. Tolis resigned. As of December 31, 2013, Mr. Tolis is due $0.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2013 and December 31, 2012.

OUTSTANDING EQUITY AWARDS AT YEAR END

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Option Exercise	Option Expiration	No. of Shares or Units of Stock that Have Not	Market Value of Shares or Units of Stock that Have Not	Equity Incentive Plan Awards: No. of Unearned Shares, Units or Other Rights That Have Not
Name	Exercisable	Un-exercisable	Price ($)	Date	Vested (#)	Vested ($)	Vested

Vasileios Mavrogiannis	-	-	-	-	-	-	-
Panagiotis Drakopoulos	-	-	-	-	-	-	-
Panagiotis Tolis	-	-	-	-	-	-	-
Konstantinos Vassilopoulos	240,000	-	$0.10	01/05/17	-	-	-
Dimitrios Goulielmos	-	-	-	-	-	-	-

Stock Option Grants

On January 5, 2013, we granted 240,000 options to an incoming Director. The options have an exercise period of four years with an exercise price of $0.10. We valued the options using the Black Scholes Option Pricing Model with the following inputs: stock price on measurement date: $0.18; Exercise price: $0.10; Option term: 4 years; Computed volatility: 448%. The resulting Black Scholes value was $43,151 of which the entire amount has been earned as of December 31, 2013. It is important to note that the above referenced options were granted by Prime Estates and Developments, Inc. prior to the closing of the reverse take-over transaction, and therefore not included in the financial statements.

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our director for all services rendered in all capacities to us for the fiscal years ended December 31, 2013 and 2012.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Vasileios Mavrogiannis	-	-	-	-	-	-	-
Panagiotis Drakopoulos	-	-	-	-	-	-	-
Panagiotis Tolis	-	-	-	-	-	-	-
Konstantinos Vassilopoulos	-	-	43,151	-	-	-	43,151

1.
Mr. Vassilopoulos is the Principal Financial Officer and a Director. He does not receive a cash salary but is due 240,000 options each year for services. The awarding of 240,000 for the year ended December 31, 2013 resulted in a valuation of $43,151 of which $43,151 had been earned as of December 31, 2013.

2.	Messrs. Mavrogiannis, Drakopoulos, Tolis and Vassilopoulos received compensation as executives, reported above in “Executive Compensation”.

Messrs. Mavrogiannis, Drakopoulos, Tolis and Vassilopoulos received compensation as executives, reported above in “Executive Compensation” on page 19.

Narrative Disclosure to the Director Compensation Table

Messrs. Mavrogiannis, Drakopoulos, Tolis and Vassilopoulos received compensation as executives, reported above in “Executive Compensation” on page 19.

Mr. Vassilopoulos joined the Company on January 5, 2013. His agreement with the Company stipulates that he receive an annual retainer of 240,000 options, valid for four years, at $.10. In the event Director ceases to serve on the Board for any reason, Director shall be entitled to the pro rata portion of the annual fee for the number of months he has served on the Board in a given year.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director for the period from inception (July 21, 2009) to December 31, 2013.

We have no formal plan for compensating our directors for their services in their capacity as directors. In the future we may grant options to our directors to purchase shares of common stock as determined by our Board of Directors or a compensation committee that may be established.

Stock Option Plans

We did not have a stock option plan as of December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2013, for each of the following persons, after giving effect to the transaction under the Exchange Agreement:

•	each of our directors and named officers prior to the Closing of the Exchange Transaction;
•	all such directors and executive officers as a group; and
•	each person who is known by us to own beneficially five percent or more of our common stock prior to the change of control transaction.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. The percentage of class beneficially owned set forth below is based on 125,585,532 shares of common stock outstanding on December 31, 2013.

Name and Address of Beneficial Owners of Common Stock 1	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock 2
Dimitri Goulielmos [1]	Common	100,416,000	80.0%
Panagiotis Drakopoulos [2]		8,758,561	07.0%
141 W. Jackson Blvd, Suite 4236, Chicago, Illinois 60604, IL.
DIRECTORS AND OFFICERS – TOTAL		109,174,561	86.9%

5% SHAREHOLDERS
Vasileios Mavrogiannis [2]	Common	8,758,560	7.0%
Total of 5% shareholders		8,758,560	7.0%
___________
[1] Mr. Goulielmos is the owner of Jaron Trading Limited a company that holds 400,000 common shares. Therefore Mr. Goulielmos, in addition to the 100,016,000 common share that he personally owns, he controls the 400,000-share voting block that belongs to Jaron Trading Limited. Attributing these shares to Mr. Goulielmos gives him a voting block of 100,416,000 shares, or 80.0% of the issued and outstanding common stock of the Company at December 31, 2013.

[2] Mr. Drakopoulos and Mr. Mavrogiannis are officers and directors of Dynamic Investments, Ltd, a company that holds 2,441,894 common shares. Therefore they control the 2,441,894-share voting block that belongs to Dynamic Investments, Ltd. Attributing these shares to Mr. Drakopoulos gives him a voting block of 8,758,561 shares, or 7.0% of the issued and outstanding common stock of the Company at December 31, 2013.

[3] Mr. Drakopoulos and Mr. Mavrogiannis are officers and directors of Dynamic Investments, Ltd, a company that holds 2,441,894 common shares. Therefore they control the 2,441,894-share voting block that belongs to Dynamic Investments, Ltd. Attributing these shares to Mr. Mavrogiannis gives him a voting block of 8,758,560shares, or 7.0% of the issued and outstanding common stock of the Company at December 31, 2013.

Percentages are based on 125,585,532 shares outstanding at December 31, 2013.

Other than the shareholders listed above, we know of no other person who is the beneficial owner of more than five percent (5%) of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On the date of our inception, we issued 20 million shares of our common stock to our then three officers and directors which were recorded at no value (offsetting increases and decreases in Common Stock and Additional Paid in Capital).

At December 31, 2013, we owed $165,000 to Green Era, Ltd., a company in which our former Chief Executive Officer and Director, Mr. Panagiotis Drakopoulos is a shareholders (see Note 6).

At December 31, 2013, our Chairman and Principal Executive Officer, Mr. Panagiotis Drakopoulos, is owed $110,000 in unpaid salaries.

Additionally, we owe $76,592 to Mr. Mavrogiannis, our Chief Financial Officer.

During February and May, 2013, Vasileios Mavrogiannis, a beneficial owner and former officer and director of the Company, was involved in the purchase and sale of 725,000 shares of our common stock within a period of less than six months which is in violation of Section 16b of the Securities Exchange Act of 1934 (the “Exchange Act”). The profit on these shares was $15,408. Section 16b of the Exchange Act prohibits such beneficial owners from profiting on the sale of the securities. Upon notification, the beneficial owner agreed to repay the profits in the form of a reduction in liabilities the Company owed to him. We therefore reduced $12,000 of related-party advances owed to him to zero and reduced unpaid salaries due to him for the difference, or $3,408. We increased Additional Paid in Capital for the entire $15,408.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended	Audit Services		Audit Related Fees	Tax Fees	Other Fees

December 31, 2013 M&K CPAS, PLLC	$30,167	*
MALONE BAILEY LLP	$10,500
December 31, 2012 M&K CPAS, PLLC	$9,700

The dollar amount is based upon the addition of $14,600 and €11,280.78 using an exchange rate of $1.38 per Euro*

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Under applicable SEC rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors’ independence. The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent auditors. Until such time as we have an Audit Committee in place, the Board of Directors will pre-approve the audit and non-audit services performed by the independent auditors.

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Document Description

10.1	Website Content

31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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
________________
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

Cosmos Holdings Inc.

Date: April 11, 2014	By:	/s/ Dimitrios Goulielmos
Dimitrios Goulielmos, Principal Executive Officer

In accordance with the Exchange Act, this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: April 11, 2014	By:	/s/ Dimitrios Goulielmos
Dimitrios Goulielmos
Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Website Content

31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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
________________
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