Form 10-Q
period 2014-03-31
Cosmos Holdings Inc.
filed 2014-05-20
CIK 1474167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 20, 2014 there were 125,585,532 shares issued and outstanding of the registrant’s common stock.

COSMOS HOLDINGS INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

Item 2.	Management’s Discussion and Analysis or Plan of Operation.	9

Item 3.	Quantitative and Qualitative Disclosure about Market Risk.	3

Item 4.	Controls and Procedures.	4

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 3.	Defaults Upon Senior Securities.	16

Item 4.	Mine Safety Disclosures.	16

Item 5.	Other Information.	16

Item 6.	Exhibits.	17

SIGNATURES		18

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

COSMOS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	3/31/14	12/31/13
ASSETS
Cash and equivalents	$984,789	$864,489
Prepaid expenses	317	435
Other assets	2,126	2,126

TOTAL ASSETS	987,232	867,050

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,598	$530,185
Unearned revenues	529	671
Salaries payable	179,092	186,592
Notes payable, related party	165,000	165,000
Taxes payable	129,264	38,286

TOTAL CURRENT LIABILITIES	480,483	920,734

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001, authorized 100 million shares, none issued and outstanding at 3/31/14.	-	-
Common stock, par value $0.001, authorized 300 million, 125,585,532 and 125,585,532 issued and outstanding at March 31, 2014 and December 31, 2013, respectively.	125,586	125,586
Additional paid-in capital	(430,152)	(432,593)
Accumulated other comprehensive (loss) income	(44,905)	11,319
Retained earnings	856,220	242,004
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	506,749	(53,684)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$987,232	$867,050

The accompanying notes are an integral part of the unaudited financial statements.

COSMOS HOLDINGS, INC.
CONSOLIDATED RESULTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues
Revenues	$781,056		$-

Expenses
General and administrative expenses	73,173		-
Net operating income (loss)	707,883		-

Other income and expense
Interest expense - related party	(2,441)		-
Total other income and expense	(2,441)		-

Income (loss) before income taxes	705,442		-

Income tax expense	91,226		-

Net income(loss)	614,216		$-

Other comprehensive losses
Unrealized foreign currency losses	(56,224)		-

NET COMPREHENSIVE INCOME (LOSS)	$557,992	$

Net income (loss) per share – basic	$0.00		$(0.00)
Net income (loss) per share – dilutive	$0.00		$(0.00)
Weighted average number of shares outstanding – basic	125,585,532		100,000,000
Weighted average number of shares outstanding – dilutive	125,651,532		100,000,000

The accompanying notes are an integral part of the unaudited financial statements.

COSMOS HOLDINGS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
(unaudited)

	Common Stock, Par Value $0.001		Additional Paid In	Other Comprehensive	Retained Earnings	Total Shareholders'
	Shares	Amount	Capital	Income	(Deficit)	Equity
Balances, 12/31/13	125,585,532	125,586	(432,593)	11,319	242,004	(53,684)

Imputed interest	-	-	2,441	-	-	2,441
Foreign currency translation effect	-	-	-	(56,224)	-	(56,224)
Net income	-	-	-	-	614,216	614,216

Balances, 3/31/14	125,585,532	$125,586	$(430,152)	$(44,905)	$856,220	$506,749

The accompanying notes are an integral part of the unaudited financial statements.

COSMOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$614,216	$-

Adjustments to reconcile net income (loss) with cash used in operations:
Change in operating assets and liabilities:
Accounts receivable	-	-
Prepaid expenses	118	-
Accounts payable and accrued liabilities	(531,229)	(42)
Taxes payable	90,978	-
Imputed interest	2,441	-

Net cash provided by operating activities	176,524	(42)

Net effect of exchange rate on cash and cash equivalents	(56,224)	42

NET INCREASE IN CASH	120,300	-

Cash at beginning of period	864,489	-
Cash at end of period	$984,789	$-

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of the unaudited financial statements.

COSMOS HOLDINGS, INC.
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The terms “COSM,” “we,” “the Company,” and “us” as used in this report refer to Cosmos Holdings Inc. The accompanying unaudited condensed consolidated balance sheet as of March 31, 2014 and unaudited condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of COSM, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2013 and 2012, included in the Company’s Annual Report on Form 10-K. The accompanying consolidated balance sheet as of December 31, 2013, has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet. Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 – INCOME TAXES

The Company’s effective tax rate differs from the US federal statutory rate primarily due to earnings taxed at the lower foreign tax rate in Cyprus. Our wholly-owned Cyprian subsidiary, Amplerissimo, Ltd. has taxable income in Cyprus, where the statutory corporate income tax rate is 12.5%.

Prior to the acquisition of Amplerissimo, the Company had net operating losses in the United States which, although offset by a valuation allowance due to the uncertainty of profitable operations in the future, were available to be applied to future taxable income (if any). However, the Internal Revenue Code Section 382 limits the amount of net operating loss carry-forwards that can be utilized upon a change in control. Future tax benefits of net operating loss carryforwards generated in the U.S. by the parent company represent the primary component of the Company’s deferred tax assets. Under ASC 740 “Accounting for Income Taxes”, the Company evaluates at every reporting period whether the benefit of such losses will more likely than not be realized. Based on the Company’s history of taxable losses in the US and the potential annual limitation on future utilization if it is determined that a change in ownership as defined in IRC 382 has occurred, the Company has determined that it is not more likely than not that the tax benefit of such losses will be realized prior to their expiration. At March 31, 2014, the Company has maintained a full valuation allowance against its net deferred tax assets.

The Company applied the “more-likely-than-not” recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of March 31, 2014.

The Company has elected to classify interest and penalties that would accrue according to the provisions of relevant tax law as interest and other expense, respectively.

The Company’s tax years since inception through 2014 remain open to examination by most taxing authorities.

NOTE 3 – RELATED PARTY TRANSACTIONS

At March 31, 2014, we owed $165,000 to GreenEra, Ltd., a company in which our Chief Executive Officer and Director, Mr. Panagiotis Drakopoulos is a shareholders.

At March 31, 2014, our Chairman and Principal Executive Officer, Mr. Panagiotis Drakopoulos, is owed $102,500 in unpaid salaries.

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

NOTE 4 – LEASES

The Company conducts its operations from facilities located in Chicago, Illinois for which we paid approximately $307 per month through November, 2013. In December, 2013 we moved our operations to another location in Chicago Illinois. Beginning in February 2014, we paid approximately $709 for our office. Rent expense for the three months ended March 31, 2014 and 2013 were $2,906 and $939, respectively.

NOTE 5 – EARNINGS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the Company, decreased with respect to net income or increased with respect to net loss by dividends declared on preferred stock by using the weighted-average number of common shares outstanding. The dilutive effect of incremental common shares potentially issuable under outstanding options, warrants and restricted shares is included in diluted earnings per share utilizing the treasury stock method. The computations of basic and diluted per share data were as follows:

	3/31/2014	3/31/2013
Net income (loss)	$614,216	$-
Weighted average common shares outstanding - basic	125,585,532	100,000,000
Option awards	66,000	-
Weighted average common shares outstanding - dilutive	125,651,532	100,000,000
Basic and Diluted	0.00	(0.00)

NOTE 6 – SUBSEQUENT EVENTS

On April 30, 2014, we entered into an EXCLUSIVE COOPERATION AGREEMENT (the “Agreement”) with Grigorios Siokas to assume the position of Manager of Pharmaceutical Division of the Company. This Agreement was filed on Form 8-K on May 1, 2014, and you should refer to this agreement for a full explanation of the terms and conditions of the Agreement.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

We are currently focusing our existing operations on expanding the business of our new subsidiary, Amperlissimo, and have transitioned to becoming a holding company. In that connection, the Company is currently actively looking for potential acquisition candidates in various industries including but not limited to pharmaceutical industry and related pharmaceutical logistics companies that fill prescriptions, cargo shipping industry, green and Hi-Tech technologies, food industry, and insurance industry. We have identified and had discussions with several potential candidates. Although we have held discussions with several potential acquisition candidates, at this time we have no binding agreement, commitment or obligation to acquire any other company. Currently, Amperlissimo’s principal activities are the trading of products, providing representation, and provision of consulting services to various sectors as described in herein. In the interim, we plan on continuing to offer the same products and services through Amperlissimo which include: data mining, statistical data analysis, research and analysis, negotiating services, credit risk analysis, credit management, conducting case studies, introduction services, e-commerce consulting, marketing management consulting, expansion strategies consulting, information systems consulting, and business management software consulting. We also intend to add additional services to the ones that we currently offer, including systems integration, accredited partnership services, and installation and resale of third parties systems and software. We intend to accomplish this by new cooperative agreements or acquisition of other existing companies. However, at this time we have no binding agreement, commitment or obligation for any such ventures.

The Company plans to expand its operations to the pharmaceutical sector if and when in the future we have sufficient capital and then we create three wholly-owned subsidiaries that will focus on the wholesale of pharmaceutical products in the European Union countries. On April 30, 2014, we entered into an Exclusive Cooperation Agreement (the “Agreement”) with Grigorios Siokas to assume the position of Manager of Pharmaceutical Division of the Company. This Agreement was filed on Form 8-K on May 1, 2014, and you should refer to this agreement for a full explanation of the terms and conditions of the Agreement. We hope to raise capital in the forms of debt and equity financing to begin our operations in the pharmaceutical sector. As of the date of the filing of this report we have not created any of the subsidiaries that will focus on the wholesale of the pharmaceutical products and have not raised any capital and otherwise do not have the capital resources necessary to commence this line of business. There can be no assurance that we will ever raise the required capital; and even if we do, there is no assurance that we will ever commence or successfully develop this line of business, notwithstanding the Agreement.

Emerging Growth Company

We are an “emerging growth company” (“EGC”) that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act (“the JOBS Act”), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commission’s (SEC’s) reporting and disclosure rules (See “Emerging Growth Companies” section above). We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Results of Operations

Quarter ended March 31, 2014 versus 2013

We had only de minimus costs during quarter ended March 31, 2013. During the quarter ended March 31, 2013, the company had expenses of $0 in both revenue and expenses. Since then, the Company has undertaken several engagements in our operating subsidiary in Cyprus, Amplerissimo. For the quarter ended March 31, 2014, we had revenues of $781,056. For the three months ended March 31, 2014, we had direct costs of $0 associated with our projects, and general and administrative costs of $73,173, for a net operating income of $707,883. We had interest expense of $2,441, all of which is related.

Additionally, we had unrealized foreign currency losses of $56,224 for the twelve months ended March 31, 2014 such that our net comprehensive income for the period was $557,992.

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

We plan to continue our efforts to collect our accounts receivables from our customers. As of April 9, 2014, our accounts receivable were €5,177,947 or approximately $7,094,823.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Employees

We do not have plans to change the number of our employees during the next twelve months.

Liquidity and Capital Resources

As of March 31, 2014, we had $984,789 of cash and a working capital of $506,749.

We believe that our current cash in our bank account as of March 31, 2014 will satisfy our estimated operating cash requirements only until the end of December 2014. All our costs, which we anticipate that we will incur in the next 12 months irrespective of business development activities, including costs associated with meeting SEC requirements for staying public, are estimated to be less than $300,000 annually.

We have salaries payable, resulting from accrued but unpaid compensation, due to Messrs. Mavrogiannis and Drakopoulos in the amounts totaling $76,592 and $102,500 respectively. We also have $165,000 liability resulting from costs accrued by an agreement with Green Era Ltd. in which our previous CEO and director Mr. Panagiotis Drakopoulos is a shareholder in.

As of the date of this filing we have issued invoices to our clients for the total amount of €5,747,947 or $7,875,837. Through March 31, 2014, we collected €570,000 on those invoices, or about $781,000. Totals amounts billed for which revenue recognition has yet to be realized as of March 31, 2014 totaled $7,094,823 (€5,177,947). Based upon our agreements with our clients who owe us the total of $7,094,823 these uncollected, payments were due on Jan. 31, 2014. Further, it is important to note that none of the amounts billed that have not been collected are accounted for as revenue or accounts receivable on the financial statements included with this Form 10-Q. The reason for this is US GAAP, under which we are required to prepare our financial statements, provides that we have reasonable assurance of collectability before recording our amounts billed as accounts receivable and subsequently revenue. At the present time we do not have reasonable assurance that we will in fact collect such amounts, given our limited history with these customers, and as such under GAAP we are not recognizing the amounts as revenue. At the present time we do not have reasonable assurance and we choose not to recognize the billed and unpaid amounts set forth above.

The expenses described above are anticipated to be funded from cash generated from the operations of the Company including collection of receivables, from debt or equity financing, or from a loan from management, to the extent that funds are available to do so. Management is not obligated to provide these or any other funds. Except for amounts due under our issued invoices to our clients for the total amount of approximately $7,094,823 all of which are overdue, we have no agreement to secure additional debt or equity funds from any source. Accordingly, we do not have sufficient funds to cover our anticipated operational expenses, as described above, let alone fund any of our expansion plans, for the entire next 12 months. If we don’t have sufficient funds to meet our SEC filing requirements, we may lose the qualification for quotation and our securities would no longer trade on the over the counter markets. Further, as a consequence we would fail to satisfy our SEC reporting obligations, and investors would then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting. If we do not collect the remainder of these invoiced amounts and do not generate future cash flow or raise additional funds from debt or equity financing, we may have to cease operations and investors could lose their entire investment. This could be in part because without sufficient funds, we may have to cease doing business altogether sometime during the next 12 months if we do not have sufficient funds to meet our anticipated operating costs for the next 12 months, which as noted above, is the case as of the date of this filing.

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

Our records with our two customers to date have not been sufficient to satisfy all of the four requirements. The company has successfully worked with its customers to obtain the necessary documents to satisfy the first three criteria for all transactions including: price to our customer being fixed or determinable, persuasive evidence of an arrangement exists between us and our customer, delivery has occurred or services have been rendered. However because the customers that we provide services to are relatively new we have not met the collection criteria for transactions we have not yet collected cash on. Totals billed for which revenue recognition has yet to be realized totaled $7,094,823 (€5,177,947).The reason for this is US GAAP, under which we are required to prepare our financial statements, provides that we have reasonable assurance of collectability before recording our amounts billed as accounts receivable and subsequently revenue. At the present time we do not have reasonable assurance and we choose not to recognize the billed amounts as revenues.

Off Balance Sheet Arrangements

As of March 31, 2014, there were no off balance sheet arrangements.

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

Income Taxes. The Company provides for income taxes in accordance with ASC Topic 740 (ASC 740). Income taxes are accounted for under the asset and liability method with deferred tax assets and liabilities recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance for the amounts of any tax benefits which, more likely than not, will not be realized.

The Company is liable for income taxes in the Republic of Cyprus. The statutory corporate income tax rate in Cyprus is 12.5% and tax losses are carried forward indefinitely subject to certain rules regarding change of ownership of a company. Therefore, we have calculated potential benefits of income tax losses, subject to the restrictions below.

Future tax benefits of net operating loss carryforwards generated in the U.S. by the parent company represent the primary component of the Company’s deferred tax assets. Under ASC 740 “Accounting for Income Taxes”, the Company evaluates at every reporting period whether the benefit of such losses will more likely than not be realized. Based on the Company’s history of taxable losses in the US and the potential annual limitation on future utilization if it is determined that a change in ownership as defined in IRC 382 has occurred, the Company has determined that it is not more likely than not that the tax benefit of such losses will be realized prior to their expiration and thus has recorded a full valuation allowance against their net deferred tax assets.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s Chief Executive Officer/Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer/Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We have continued to implement the controls and procedures concerning revenue recognition as described in previous SEC filings.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

None in the quarter ended March 31, 2014

(b) Use of Proceeds.

The Registrant did not sell any registered securities during the three months ended March 31, 2014.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits.

Exhibit No.	Document Description

31.1	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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

Cosmos Holdings Inc.

Date: May 20, 2014	By:	/s/ Dimitrios Goulielmos
Dimitrios Goulielmos Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2014	By:	/s/ Dimitrios Goulielmos
Dimitrios Goulielmos
Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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