Form 10-Q
period 2014-06-30
Cosmos Holdings Inc.
filed 2014-08-11
CIK 1474167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐ TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

Commission file number: 000-54436

COSMOS HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	27-0611758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

141 West Jackson Blvd, Suite 4236, Chicago, Illinois	60604
(Address of principal executive offices)	(Zip Code)

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

As of August 11, 2014 there were 125,585,532 shares issued and outstanding of the registrant’s common stock.

COSMOS HOLDINGS INC.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

COSMOS HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2014	December31, 2013
ASSETS
Cash and equivalents	$841,028	$864,489
Accounts receivable	1,228,050	-
Prepaid expenses	32,698	435
Other assets	2,126	2,126

TOTAL ASSETS	$2,103,902	$867,050

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$69,628	$530,185
Unearned revenues	-	671
Salaries payable	179,092	186,592
Notes payable, related party	165,000	165,000
Taxes payable	264,271	38,286

TOTAL CURRENT LIABILITIES	$677,991	$920,734

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001, authorized 100 million shares, none issued and outstanding at June 30, 2014.	-	-
Common stock, par value $0.001, authorized 300 million, 125,585,532 and 125,585,532 issued and outstanding at June 30, 2014 and December 31, 2013, respectively.	125,586	125,586
Additional paid-in capital	(427,683)	(432,593)
Accumulated other comprehensive (loss) income	(56,495)	11,319
Retained earnings	1,784,503	242,004
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	1.425,911	(53,684)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,103,902	$867,050

The accompanying notes are an integral part of the unaudited consolidated financial statements.

COSMOS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Revenues
Revenues	$2,015,223	$-	$1,234,167	$-

Expenses
General and administrative expenses	241,434	493,718	168,261	493,718
Net operating income (loss)	1,773,789	493,718	1,065,906	493,718

Other income and (expense)
Interest expense - related party	(4,910)	-	(2,469)	-
Total other income and (expense)	(4,910)	-	(2,469)	-

Income (loss) before income taxes	1,768,879	(493,718)	1,063,437	(493,718)

Income tax expense	226,380	-	135,154	-

Net income (loss)	1,542,499	(493,718)	928,283	(493,718)

Other comprehensive income (loss)
Unrealized foreign currency income (loss)	(67,814)	3,240	(11,590)	3,240

NET COMPREHENSIVE INCOME (LOSS)	$1,474,685	$(490,478)	$916,693	$(490,478)

Net income (loss) per share – basic	$0.01	$(0.00)	$0.01	$(0.00)
Net income (loss) per share – dilutive	$0.01	$(0.00)	$0.01	$(0.00)
Weighted average number of shares outstanding – basic	125,585,532	100,000,000	125,585,532	100,000,000
Weighted average number of shares outstanding – dilutive	125, 804,894	100,000,000	125, 804,113	100,000,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

COSMOS HOLDINGS INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
(unaudited)

	Common Stock, Par Value $0.001		Additional Paid In	Other Comprehensive	Retained	Total Shareholders'
	Shares	Amount	Capital	Income (loss)	Earnings	Equity (Deficit)

Balances, December 31, 2013	125,585,532	$125,586	$(432,593)	$11,319	$242,004	$(53,684)

Imputed interest	-	-	4,910	-	-	4,910
Foreign currency translation effect	-	-	-	(67,814)	-	(67,814)
Net income	-	-	-	-	1,542,499	1,542,499

Balances, June 30, 2014	125,585,532	$125,586	$(427,683)	$(56,495)	$1,784,503	$1,425,911

The accompanying notes are an integral part of the unaudited consolidated financial statements.

COSMOS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,542,499	$(493,718)

Adjustments to reconcile net income (loss) with cash used in operations:
Imputed interest	4,910	-
Change in operating assets and liabilities:
Accounts receivable	(1,228,050)	-
Prepaid expenses	(32,263)	-
Accounts payable and accrued liabilities	(468,057)	489,075
Taxes payable	225,985	-
Deferred revenue	(671)	-

Net cash provided by / (used in) operating activities	44,353	(4,643)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses paid by shareholders	-	1,403
Net cash provided by / (used in) financing activities	-	1.403

Foreign currency translation effect	(67,814)	3,240

NET DECREASE IN CASH	(23,461)	-

Cash at beginning of period	864,489	-
Cash at end of period	$841,028	$-

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

COSMOS HOLDINGS INC.
Notes to Unaudited Consolidated Financial Statements
June 30, 2014

NOTE 1 – BASIS OF PRESENTATION

The terms “COSM,” “we,” “the Company,” and “us” as used in this report refer to Cosmos Holdings Inc. The accompanying unaudited consolidated balance sheet as of June 30, 2014 and unaudited consolidated statements of operations for the six and three months ended June 30, 2014 and 2013 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of COSM, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three month periods ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2013 and 2012, included in the Company’s Annual Report on Form 10-K. The accompanying unaudited consolidated balance sheet as of December 31, 2013, has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet. Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 – INCOME TAXES

The Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to earnings taxed at the lower foreign tax rate in Cyprus. Our wholly-owned Cypriot subsidiary, Amplerissimo, Ltd. has taxable income in Cyprus, where the statutory corporate income tax rate is 12.5%.

Prior to the acquisition of Amplerissimo, the Company had net operating losses in the U.S. which, although offset by a valuation allowance due to the uncertainty of profitable operations in the future, were available to be applied to future taxable income (if any). However, the IRC Section 382 limits the amount of net operating loss carry-forwards that can be utilized upon a change in control. Future tax benefits of net operating loss carryforwards generated in the U.S. by the Company represent the primary component of the Company’s deferred tax assets. Under Accounting Standards Codification (“ASC”) 740 “Accounting for Income Taxes”, the Company evaluates at every reporting period whether the benefit of such losses will more likely than not be realized. Based on the Company’s history of taxable losses in the U.S. and the potential annual limitation on future utilization if it is determined that a change in ownership as defined in IRC 382 has occurred, the Company has determined that it is not more likely than not that the tax benefit of such losses will be realized prior to their expiration. At June 30, 2014, the Company had maintained a full valuation allowance against its net deferred tax assets.

The Company applied the “more-likely-than-not” recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of June 30, 2014.

The Company has elected to classify interest and penalties that would accrue according to the provisions of relevant tax law as interest and other expense, respectively.

The Company’s tax years since inception through 2014 remain open to examination by most taxing authorities.

NOTE 3 – RELATED PARTY TRANSACTIONS

At June 30, 2014, we owed $165,000 to GreenEra, Ltd., a company in which our former Chief Executive Officer and Director, Mr. Panagiotis Drakopoulos is a shareholder.

At June 30, 2014, our former Chairman and Principal Executive Officer, Mr. Panagiotis Drakopoulos, is owed $102,500 in unpaid salary.

Additionally, we owe $76,592 to Mr. Mavrogiannis, our former Chief Financial Officer in unpaid salary.

We believe that all related party transactions were on terms at least as favorable as we would have secured in arm’s-length transactions with third parties. Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

NOTE 4 – LEASES

The Company conducts its operations from an office located in Chicago, Illinois for which we paid rent of approximately $307 per month through November, 2013. In December, 2013 we moved our office to another location in Chicago Illinois. Beginning in February 2014, we paid rent of approximately $709 per month for our office. Rent expense for the six and three month periods ended June 30, 2014 was $5,801 and $2,895, respectively, and $1,547 and $774 for the six and three month periods ended June 30, 2013, respectively.

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

	Six months ended		Three months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income (loss)	$1,542,499	-	$928,283	$-
Weighted average common shares outstanding - basic	125,585,532	100,000,000	125,585,532	100,000,000
Option awards	219,362	-	218,581	-
Weighted average common shares outstanding - dilutive	125,804,894	100,000,000	125,804, 113	100,000,000
Net income (loss) per share - basic and diluted	0.01	(0.00)	0.01	(0.00)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission (“SEC”).

Overview

We were incorporated under the name Prime Estates and Developments, Inc. in the State of Nevada on July 21, 2009 for the purpose of acquiring and operating commercial real estate and real estate related assets. On November 14, 2013, we changed our name to Cosmos Holdings Inc.

On September 27, 2013, we closed a reverse take-over transaction by which we acquired a private company whose principal activities are the trading of products, providing representation, and provision of consulting services to various sectors as described below. Pursuant to a Share Exchange Agreement between us and Amplerissimo Ltd, ("Amplerissimo"), a company incorporated in Cyprus and Dimitrios Goulielmos, sole shareholder of Amplerissimo, we acquired 100% of Amplerissimo’s issued and outstanding common stock.

We are currently focusing our existing operations on the business of our new subsidiary, Amplerissimo, and have transitioned to becoming a holding company. In that connection, the Company is currently actively looking for potential acquisition candidates in various industries. We have identified and had discussions with several potential candidates. Although we have held discussions with several potential acquisition candidates, at this time we have no binding agreement, commitment or obligation to acquire any other company and there can be no assurance we will do so. In the interim, we plan on continuing to offer the same products and services through Amplerissimo which include: data mining, statistical data analysis, research and analysis, negotiating services, credit risk analysis, credit management, conducting case studies, introduction services, e-commerce consulting, marketing management consulting, expansion strategies consulting, information systems consulting, and business management software consulting. We also intend to add additional services to the ones that we currently offer, including systems integration, accredited partnership services, and installation and resale of third parties systems and software. We intend to accomplish this by entering into new cooperative agreements or acquiring other existing companies but there can be no assurance we will do so. However, at this time we have no binding agreement, commitment or obligation for any such ventures. Amplerissimo has not provided services pursuant to customer engagements subsequent to July 2013 and our revenues for the current reporting period are attributable to services rendered by Amplerissimo during or prior to July 2013 as described herein.

We plan to expand our operations to the pharmaceutical sector if and when in the future we have sufficient capital through new wholly-owned subsidiaries that will focus on wholesale sales of pharmaceutical products in the European Union countries. On April 30, 2014, we entered into an Exclusive Cooperation Agreement (the “Agreement”) with Grigorios Siokas to assume the position of Manager of Pharmaceutical Division of the Company. We currently have not formed any new subsidiary that will focus on wholesale sales of pharmaceutical products and have not raised any capital and otherwise do not have the capital resources necessary to commence this line of business. There can be no assurance that we will ever raise the required capital; and even if we do, there is no assurance that we will ever commence or successfully develop this line of business, notwithstanding the Agreement.

Results of Operations

Three Month Period ended June 30, 2014 versus June 30, 2013

For the quarter ended June 30, 2013, we had general and administrative costs totaling $493,718 and $0 in revenue. For the quarter ended June 30, 2014, we had revenues of $1,234,167 which was attributed to the recognition of Amplerissimo sales relating to services provided in July 2013. For the three months ended June 30, 2014, we had direct costs of $0 associated with our projects, and general and administrative costs of $168,261, for a net operating income of $1,065,906. We had interest expense of $2,469 which was related to imputed interest resulting from the outstanding note with Green Era, Ltd.

Additionally, we had unrealized foreign currency losses of $11,590 for the three months ended June 30, 2014 such that our net comprehensive income for the period was $916,693.

Six Month Period ended June 30, 2014 versus 2013

For the six month period ended June 30, 2013, we had general and administrative costs totaling $493,718 and $0 in revenue. For the six month period ended June 30, 2014, we had revenues of $2,015,223 which was attributed to the recognition of Amplerissimo sales relating to services provided in July 2013. For the six months ended June 30, 2014, we had direct costs of $0 associated with our projects, and general and administrative costs of $241,434, for a net operating income of $1,773,789. We had interest expense of $4,910, which was related to imputed interest resulting from the outstanding note with Green Era, Ltd.

Additionally, we had unrealized foreign currency losses of $67,814 for the six months ended June 30, 2014 such that our net comprehensive income for the period was $1,474,685.

Plan of Operation in the Next Twelve Months

We plan on continuing to offer the same products and services through our operating subsidiary, Amplerissimo which include: data mining, statistical data analysis, research and analysis, negotiating services, credit risk analysis, credit management, conducting case studies, introduction services, e-commerce consulting, marketing management consulting, expansion strategies consulting, information systems consulting, and business management software consulting. We also intend to add additional services to the ones that we currently offer, including systems integration, accredited partnership services, and installation and resale of third parties systems and software. We intend to accomplish this by entering into new cooperative agreements or acquiring other existing companies although there can be no assurance we will do so. We anticipate that we will spend approximately $15,000 to evaluate the different methods of adding services. This cost is made of up primarily legal, planning and structuring, and accounting due diligence. We currently have no binding agreements, commitments or contracts for new cooperative agreements or acquisition of other existing companies or any new customer engagements.

In addition to adding services we also plan to evaluate offering our services to different geographical markets. We have historically focused our services on customers in Europe. We plan on expanding our geographical reach to: United Arab Emirates, Jordan, Malta, Lebanon, Algeria, and Saudi Arabia. Some of the methods we intend to use to accomplish this are: marketing our services through the internet to new geographic areas, creating strategic relationships with companies in the new geographical regions, and possibly acquiring companies that operate in different geographical regions although there can be no assurance we will do so. We anticipate that we will spend $15,000 evaluating the different methods and regions we plan on expanding to. This cost is made of up primarily legal, planning and structuring, and accounting due diligence. We currently have no binding agreements, commitments or contracts in any different geographical markets including United Arab Emirates, Jordan, Malta, Lebanon, Algeria, and Saudi Arabia or in Europe.

We plan to continue our efforts to collect the amounts we have invoiced our customers. As of June 30, 2014, our uncollected invoiced amounts were €4,277,947 or approximately $5,864,637. It is important to note that none of the amounts billed that have not been collected are accounted for as revenue or accounts receivable on the unaudited consolidated financial statements included with this report. The reason for this is US GAAP, under which we are required to prepare our financial statements, provides that we have reasonable assurance of collectability before recording our amounts billed as accounts receivable and subsequently revenue. At the present time we do not have reasonable assurance that we will in fact collect such uncollected invoice amounts, given our limited history with these customers, and as such under GAAP we are not recognizing the amounts as revenue.

Liquidity and Capital Resources

As of June 30, 2014, we had $841,028 of cash and a working capital of $1,425,911.

We believe that our current cash in our bank account as of June 30, 2014 will satisfy our estimated operating cash requirements for the next twelve months. The costs we anticipate incurring in the next 12 months irrespective of business development activities, including costs associated with meeting SEC requirements for staying public, are estimated to be less than $300,000.

We have salaries payable, resulting from accrued but unpaid compensation, due to Messrs. Mavrogiannis and Drakopoulos in the amounts totaling $76,592 and $102,500 respectively. We also have a $165,000 liability resulting from costs accrued with respects to an agreement with Green Era Ltd., in which our previous CEO and director Mr. Panagiotis Drakopoulos is a shareholder.

From September 27, 2013 through June 30, 2014 we have issued invoices to our clients for the total amount of €6,427,947 or approximately $8,771,000. From September 27, 2013 through June 30, 2014, we collected €1,250,000 on these invoices, or about $1,706,000. Total amounts billed for which revenue recognition has yet to be realized as of June 30, 2014 totaled approximately $5,864,637 (€4,277,947). Based upon our agreements with our clients, all invoices were due to be paid on January 31, 2014. On July 1, 2014 we collected an additional €900,000 or approximately $1,228,000 from our clients and have included this amount as revenue and accounts receivable on our financial statements, as the requirements to recognize this amount as revenue have been satisfied in the quarter ended June 30, 2014.

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

Our records at June 30, 2014 have not been sufficient to satisfy all of the four requirements. We have successfully worked with our customers to obtain the necessary documents to satisfy the first three criteria for all transactions including: price to our customer being fixed or determinable, persuasive evidence of an arrangement exists between us and our customer, delivery has occurred or services have been rendered. However because the customers that we provided services to are relatively new we have not met the collection criteria for transactions we have not yet collected cash on. The total billed for which revenue recognition has yet to be realized is $5,864,637 (€4,277,947) as of June 30, 2014. The reason for this is US GAAP, under which we are required to prepare our financial statements, provides that we have reasonable assurance of collectability before recording our amounts billed as accounts receivable and subsequently revenue. At the present time we do not have reasonable assurance that we will collect the uncollected invoice amounts, and we choose not to recognize the billed amounts as revenues.

Off Balance Sheet Arrangements

As of June 30, 2014, there were no off balance sheet arrangements.

Critical Accounting Policies

Foreign Currency. We require translation of the Amplerissimo financial statements from euros to dollars since the reverse take-over on September 27, 2013. Assets and liabilities of all foreign operations are translated at year-end rates of exchange, and the statements of operations are translated at the average rates of exchange for the year. Gains or losses resulting from translating foreign currency financial statements are accumulated in a separate component of stockholders’ equity until the entity is sold or substantially liquidated. Gains or losses from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency) are included in net (loss) earnings.

Income Taxes. We provide for income taxes in accordance with ASC Topic 740 (ASC 740). Income taxes are accounted for under the asset and liability method with deferred tax assets and liabilities recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance for the amounts of any tax benefits which, more likely than not, will not be realized.

We are liable for income taxes in the Republic of Cyprus due to our operating subsidiary Amplerissimo. The statutory corporate income tax rate in Cyprus is 12.5% and tax losses are carried forward indefinitely subject to certain rules regarding change of ownership of a company. Therefore, we have calculated potential benefits of income tax losses, subject to the restrictions below.

Future tax benefits of net operating loss carryforwards generated in the U.S. by us represent the primary component of our deferred tax assets. Under ASC 740 “Accounting for Income Taxes”, we evaluate at every reporting period whether the benefit of such losses will more likely than not be realized. Based on our history of taxable losses in the U.S. and the potential annual limitation on future utilization if it is determined that a change in ownership as defined in IRC 382 has occurred, we have determined that it is not more likely than not that the tax benefit of such losses will be realized prior to their expiration and thus has recorded a full valuation allowance against their net deferred tax assets.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

●
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

●
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

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists” (a consensus of the FASB Emerging Issues Task Force). As a result of applying this ASU, an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss (NOL) or other tax credit carry-forward when settlement in this manner is available under the tax law. The assessment of whether settlement is available under the tax law would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events (e.g., upcoming expiration of related NOL carry-forwards). This classification should not affect an entity’s analysis of the realization of its deferred tax assets. Gross presentation in the rollforward of unrecognized tax positions in the notes to the financial statements would still be required. However, since the IRC Section 382 limits the amount of net operating loss carry-forwards that can be utilized upon a change in control, we have eliminated the deferred tax asset and related valuation allowance. Therefore, the adoption of ASU 2013 11 is not expected to have a material impact on our financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. We are evaluating the impact that adoption of this guidance will have on the determination or reporting of its financial results.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period,” (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. ASU 2014-12 is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. Adoption of this guidance is not expected to have a significant impact on the determination or reporting of our financial results.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

No change occurred in our internal control over financial reporting during the second quarter of 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description

31.1	Certification of CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cosmos Holdings Inc.

Date: August 11, 2014	By:	/s/ Dimitrios Goulielmos
Dimitrios Goulielmos
Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document