Form 10-Q
period 2014-09-30
Cosmos Holdings Inc.
filed 2014-11-13
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐ TRANSITION REPORT UNDERSECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

As of November 13, 2014 there were 125,585,532 shares issued and outstanding of the registrant’s common stock.

COSMOS HOLDINGS INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

COSMOS HOLDINGS INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Cash and equivalents	$84,425	$864,489
Accounts receivable	62,030	-
Prepaid expenses	39,774	435
Deposits	7,027,490	-
Other assets	6,756	2,126

TOTAL ASSETS	$7,220,475	$867,050

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$81,605	$530,185
Unearned revenues	-	671
Salaries payable	179,092	186,592
Notes payable, related party	165,000	165,000
Taxes payable	1,099,965	38,286

TOTAL CURRENT LIABILITIES	$1,525,662	$920,734

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001, authorized 100 million shares, none issued and outstanding at September 30, 2014.	-	-
Common stock, par value $0.001, authorized 300 million, 125,585,532 and 125,585,532 issued and outstanding at September 30, 2014 and December 31, 2013, respectively.	125,586	125,586
Additional paid-in capital	(425,188)	(432,593)
Accumulated other comprehensive (loss) income	(539,525)	11,319
Retained earnings	6,533,940	242,004
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	5,694,813	(53,684)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,220,475	$867,050

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COSMOS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Revenues
Revenues	$7,794,216	$-	$5,778,993	$-

Expenses
Direct consulting costs	3,017	552,835	3,017	63,011
General and administrative expenses	431,155	20,225	189,721	16,330
Net operating income (loss)	7,360,044	(573,060)	5,586,255	(79,341)

Other income and (expense)
Interest expense	(63,520)	(421)	(63,520)	(421)
Interest expense - related party	(7,405)	(72)	(2,495)	(72)
Total other income and (expense)	(70,925)	(493)	(66,015)	(493)

Income (loss) before income taxes	7,289,119	(573,553)	5,520,240	(79,834)

Income tax expense	997,183	-	770,803	-

Net income (loss)	6,291,936	(573,553)	4,749,437	(79,834)

Other comprehensive income (loss)
Unrealized foreign currency income (loss)	(550,844)	(14,461)	(483,030)	(17,702)

NET COMPREHENSIVE INCOME (LOSS)	$5,741,092	$(588,014)	$4,266,407	$(97,536)

Net income (loss) per share – basic	$0.05	$(0.01)	$0.04	$(0.00)
Net income (loss) per share – dilutive	$0.05	$(0.01)	$0.04	$(0.00)
Weighted average number of shares outstanding – basic	125,585,532	100,282,193	125,585,532	100,634,352
Weighted average number of shares outstanding – dilutive	125,803,939	100,282,193	125,801,795	100,634,352

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COSMOS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Common Stock, Par Value $0.001		Additional Paid In Capital	Other Comprehensive Income (loss)	Retained Earnings	Total Shareholders'
	Shares	Amount				Equity (Deficit)

Balances, December 31, 2013	125,585,532	$125,586	$(432,593)	$11,319	$242,004	$(53,684)

Imputed interest	-	-	7,405	-	-	7,405
Foreign currency translation effect	-	-	-	(550,844)	-	(550,844)
Net income	-	-	-	-	6,291,936	6,291,936

Balances, September 30, 2014	125,585,532	$125,586	$(425,188)	$(539,525)	$6,533,940	$5,694,813

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COSMOS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,291,936	$(573,553)

Adjustments to reconcile net income (loss) with cash used in operations:
Imputed interest	7,405	-
Change in operating assets and liabilities:
Accounts receivable	(62,030)	-
Prepaid expenses	(39,339)	-
Other assets	(4,630)	-
Accounts payable and accrued liabilities	(456,080)	570,843
Taxes payable	1,061,679	-
Deferred revenue	(671)	500,240

Net cash provided by operating activities	6,798,270	497,530

CASH FLOWS FROM FINANCING ACTIVITIES
Deposits	(7,027,490)	-
Cash acquired upon reverse merger	-	18,148
Net cash provided by and (used in) financing activities	(7,027,490)	18,148

Foreign currency translation effect	(550,844)	(14,461)

NET (DECREASE) and INCREASE IN CASH	(780,064)	501,217

Cash at beginning of period	864,489	-
Cash at end of period	$84,425	$501,217

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITY
Liabilities assumed in reverse merger, net of cash acquired	$-	$313,514

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COSMOS HOLDINGS INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014

NOTE 1 – BASIS OF PRESENTATION

The terms “COSM,” “we,” “the Company,” and “us” as used in this report refer to Cosmos Holdings Inc. The accompanying unaudited condensed consolidated balance sheet as of September 30, 2014 and unaudited condensed consolidated statements of operations for the nine and three months ended September 30, 2014 and 2013 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of COSM, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2013 and 2012, included in the Company’s Annual Report on Form 10-K. The accompanying unaudited condensed consolidated balance sheet as of December 31, 2013, has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet. Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 – INCOME TAXES

The Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to earnings taxed at the lower foreign tax rate in Cyprus. Our wholly-owned Cypriot subsidiary, Amplerissimo, has taxable income in Cyprus, where the statutory corporate income tax rate is 12.5%.

Prior to the acquisition of Amplerissimo, the Company had net operating losses in the U.S. which, although offset by a valuation allowance due to the uncertainty of profitable operations in the future, were available to be applied to future taxable income (if any). However, the Internal Revenue Code (“IRC”) Section 382 limits the amount of net operating loss carry-forwards that can be utilized upon a change in control. Future tax benefits of net operating loss carryforwards generated in the U.S. by the Company represent the primary component of the Company’s deferred tax assets. Under Accounting Standards Codification (“ASC”) 740 “Accounting for Income Taxes”, the Company evaluates at every reporting period whether the benefit of such losses will more likely than not be realized. Based on the Company’s history of taxable losses in the U.S. and the potential annual limitation on future utilization if it is determined that a change in ownership as defined in IRC 382 has occurred, the Company has determined that it is not more likely than not that the tax benefit of such losses will be realized prior to their expiration. At September 30, 2014, the Company had maintained a full valuation allowance against its net deferred tax assets.

The Company applied the “more-likely-than-not” recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of September 30, 2014.

The Company has elected to classify interest and penalties that would accrue according to the provisions of relevant tax law as interest and other expense, respectively.

The Company’s tax years since inception through 2014 remain open to examination by most taxing authorities.

The Company’s foreign subsidiary Amplerissimo recognized significant earnings in the third quarter, of which € 5,540,000 ($7,027,490) has been paid in connection with a pending acquisition as described in Note 6. As such, the Company is asserting its position under ASC 740-30-25-17 that the investment in its foreign subsidiary is essentially permanent in duration. No deferred tax liability has been recorded on the outside basis difference of the foreign subsidiary primarily driven by Amplerissimo’s cumulative earnings of $7,645,531.

NOTE 3 – RELATED PARTY TRANSACTIONS

At September 30, 2014, we owed $165,000 to GreenEra, Ltd., a company in which our former Chief Executive Officer and Director, Mr. Panagiotis Drakopoulos is a shareholder.

At September 30, 2014, our former Chief Executive Officer and Director, Mr. Panagiotis Drakopoulos, is owed $102,500 in unpaid salary.

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

NOTE 4 – LEASES

The Company conducts its operations from an office located in Chicago, Illinois for which we paid rent of approximately $307 per month through November 2013. In December 2013 we moved our office to another location in Chicago Illinois. Beginning in February 2014, we paid rent of approximately $709 per month for our office. Rent expense for the nine and three month periods ended September 30, 2014 was $8,696 and $2,895, respectively, and $2,473 and $926 for the nine and three month periods ended September 30, 2013, respectively.

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

	Nine Months Ended		Three Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Net income (loss)	$6,291,936	$(573,553)	$4,749,437	$(79,834)
Weighted average common shares outstanding - basic	125,585,532	100,282,193	125,585,532	100,634,352
Option awards	218,407	-	216,263	-
Weighted average common shares outstanding - dilutive	125,803,939	100,282,193	125,801,795	100,634,352
Net income (loss) per share - basic and diluted	0.05	(0.01)	0.04	(0.00)

NOTE 6 – DEPOSIT ON PENDING ACQUISITION

On August 19, 2014, Amplerissimo entered into a Share Purchase Agreement (the "Purchase Agreement") with B2IN S.A., a corporation organized under the laws of Greece ("B2IN"), Unilog Logistics S.A., a corporation organized under the laws of Greece and a wholly owned subsidiary of B2IN ("Unilog"), and Wilot Limited, a corporation organized under the laws of Cyprus ("Seller"). Subject to the terms, conditions, and provisions of the Purchase Agreement, at the closing (the "Closing") of the transactions contemplated by the Purchase Agreement, Amplerissimo will acquire from Seller all of the outstanding capital stock of B2IN for a purchase price of seven million euros (€ 7.000.000) or approximately $8,879,500.  €5,540,000 ($7,027,490) of this purchase price was paid to the Seller by Amplerissimo as of September 30, 2014, and is classified as Deposit on the Balance Sheet.  Upon the occurrence of the Closing, Unilog will be an indirect, wholly owned subsidiary of Amplerissimo. Unilog operates a pharmaceutical logistics business in Greece.  The Closing is subject to conditions outside the control of Amplerissimo.  If the Closing does not occur for any reason, Amplerissimo is entitled to have the Deposit returned to it by Seller.

NOTE 7 – REVENUE RECOGNITION

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

Our records at September 30, 2014 have been sufficient to satisfy all of the four requirements. Revenue has been recognized for the all amounts billed prior to September 30, 2014, all of which were in respect of services rendered during or prior to July 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a condensed consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission (“SEC”).

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

We are currently focusing our existing operations on the business of our new subsidiary, Amplerissimo, and have transitioned to becoming a holding company. In that connection, the Company is currently actively looking for potential acquisition candidates in various industries. On August 19, 2014, Amplerissimo entered into a Share Purchase Agreement (the “Purchase Agreement”) with B2IN S.A., a corporation organized under the laws of Greece ("B2IN"), Unilog Logistics S.A., a corporation organized under the laws of Greece (“Unilog”) and a wholly owned subsidiary of B2IN, and Wilot Limited, a corporation organized under the laws of Cyprus (the “Seller”). Subject to the terms, conditions, and provisions of the Purchase Agreement, at the closing of the transactions (the “Closing”) contemplated by the Purchase Agreement, Amplerissimo will acquire from Seller all of the outstanding capital stock of B2IN for a purchase price of seven million euros (€ 7.000.000) or approximately $8,879,500 . €5,540,000 ($7,027,490) of the purchase price (the “Deposit”) has been paid to Seller as of September 30, 2014. The Company expects to raise the remainder of the funds through the issuance of debt or equity securities, although there can be no assurance we will be able to do so on favorable terms or at all. Upon the occurrence of the Closing, Unilog will be an indirect, wholly owned subsidiary of Amplerissimo. Unilog operates a pharmaceutical logistics business in Greece. The Closing is subject to conditions outside the control of Amplerissimo. If the Closing does not occur for any reason, Amplerissimo is entitled to have the Deposit returned to it by Seller.

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

We are seeking to enter the pharmaceutical sector if and when in the future we have sufficient capital through new wholly-owned subsidiaries that will focus on wholesale sales of pharmaceutical products in the European Union countries. On April 30, 2014, we entered into an Exclusive Cooperation Agreement (the “Agreement”) with Grigorios Siokas to assume the position of Manager of Pharmaceutical Division of the Company. On August 1, 2014, we, through our Cypriot subsidiary Amplerissmo, formed Sky Pharm S.A. Greek corporation (“SkyPharm”), a new subsidiary that will focus on wholesale sales of pharmaceutical products. SkyPharm is currently in the process of obtaining the necessary licensing from National Organization for Medicines required to be a wholesaler of pharmaceutical products in the European Union countries. SkyPharm has not raised any capital and otherwise does not have the capital resources necessary to commence this line of business. There can be no assurance that we will ever raise the required capital; and even if we do, there is no assurance that we will ever commence or successfully develop this line of business, notwithstanding the Agreement.

Results of Operations

Three Month Period ended September 30, 2014 versus September 30, 2013

For the three months ended September 30, 2013, we had general and administrative costs totaling $16,330, $63,011 in direct consulting costs associated with our projects and $0 in revenue. For the quarter ended September 30, 2014, we had revenues of $5,778,993 which was attributed to the recognition of Amplerissimo sales relating to services provided in July 2013. For the three months ended September 30, 2014, we had direct consulting costs of $3,017 associated with our projects, and general and administrative costs of $189,721, for a net operating income of $5,586,255. For the three months ended September 30, 2014 we had interest expense of $2,495 which was related to imputed interest resulting from the outstanding note with Green Era, Ltd.

Additionally, we had unrealized foreign currency losses of $483,030 for the three months ended September 30, 2014 such that our net comprehensive income for the period was $4,266,407.

Nine Month Period ended September 30, 2014 versus September 30, 2013

For the nine month period ended September 30, 2013, we had general and administrative costs totaling $20,225, $552,835 in direct consulting costs associated with our projects, and $0 in revenue. For the nine month period ended September 30, 2014, we had revenues of $7,794,216 which was attributed to the recognition of Amplerissimo sales relating to services provided in July 2013. For the nine months ended September 30, 2014, we had direct consulting costs of $3,017 associated with our projects, and general and administrative costs of $431,155, for a net operating income of $7,360,044. For the nine months ended September 30, 2014 we had interest expense of $7,405, which was related to imputed interest resulting from the outstanding note with Green Era, Ltd.

Additionally, we had unrealized foreign currency losses of $550,844 for the nine months ended September 30, 2014 such that our net comprehensive income for the period was $5,741,092.

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

We plan to continue our efforts to collect the amounts we have invoiced our customers. As of September 30, 2014, our uncollected invoiced amounts were €48,900 or approximately $62,030.

Liquidity and Capital Resources

As of September 30, 2014, we had $84,425 of cash and a working capital of $5,694,813.

We believe that our current cash in our bank account and working capital as of September 30, 2014 will satisfy our estimated operating cash requirements for the next twelve months. The costs we anticipate incurring in the next 12 months irrespective of business development activities, including costs associated with meeting SEC requirements for staying public, are estimated to be less than $300,000.

We have salaries payable, resulting from accrued but unpaid compensation, due to Messrs. Mavrogiannis and Drakopoulos in the amounts totaling $76,592 and $102,500 respectively. We also have a $165,000 liability resulting from costs accrued with respects to an agreement with Green Era Ltd., in which our previous CEO and director Mr. Panagiotis Drakopoulos is a shareholder.

From September 27, 2013 through September 30, 2014 we have issued invoices to our clients for the total amount of €6,427,947 or approximately $8,771,000. From September 27, 2013 through September 30, 2014, we collected €6,379,047 on these invoices, or approximately $8,630,948. On October 15, 2014 we collected the remaining €48,900 or approximately $62,030 from our clients and have included this amount as revenue and accounts receivable on our financial statements, as the requirements to recognize this amount as revenue have been satisfied in the quarter ended September 30, 2014. Prior to the collection of the €48,900 the Company did not recognize the amount as revenue and accounts receivable on our financial statements because the collectability criteria under GAAP had not been met prior the collection of the full amount in the quarter ended September 30, 2014.

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

Our records at September 30, 2014 have been sufficient to satisfy all of the four requirements. Revenue has been recognized for the all amounts billed prior to September 30, 2014, all of which were in respect of services rendered during or prior to July 2013.

Off Balance Sheet Arrangements

As of September 30, 2014, there were no off balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Internal Controls Over Financial Reporting. No change occurred in our internal control over financial reporting during the third quarter of 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits.

Exhibit No.	Document Description

2.1

Share Purchase Agreement dated as of August 19, 2014 among Amplerissimo Ltd., B2IN S.A., Unilog Logistics S.A., and Wilot Limited (incorporated by reference from Exhibit 2.1 of Cosmos Holdings Inc.’s Current Report of Form 8-K filed on August 20, 2014)*

10.1	Agreement dated as of November 12, 2014 between Amplerissimo Ltd. and Wilot Limited

31.1	Certification of CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________

* Previously Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cosmos Holdings Inc.

Date: November 13, 2014	By:	/s/ Dimitrios Goulielmos
Dimitrios Goulielmos
Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

2.1

Share Purchase Agreement dated as of August 19, 2014 among Amplerissimo Ltd., B2IN S.A., Unilog Logistics S.A., and Wilot Limited (incorporated by reference from Exhibit 2.1 of Cosmos Holdings Inc.’s Current Report of Form 8-K filed on August 20, 2014)*

10.1	Agreement dated as of November 12, 2014 between Amplerissimo Ltd. and Wilot Limited

31.1	Certification of CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________

* Previously Filed

