Form 10-K
period 2014-12-31
Cosmos Holdings Inc.
filed 2015-04-15
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number: 000-54436

COSMOS HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	27-0611758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

141 West Jackson Blvd, Suite 4236, Chicago, IL	60604
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (312) 674-4529

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	not applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $13,789,819 as of June 30, 2014.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 125,585,532 as of April 1, 2015.

PART I

Item 1. Business

Company Overview

Cosmos Holdings Inc. (“us”, “we”, or the “Company”) was incorporated in the State of Nevada on July 21, 2009 under the name Prime Estates and Developments, Inc. for the purpose of acquiring and operating commercial real estate and real estate related assets. On November 14, 2013, we changed our name to Cosmos Holdings Inc.

On September 27, 2013, the Company closed a reverse take-over transaction by which it acquired a private company whose principal activities are the trading of products, providing representation, and provision of consulting services to various sectors as described below. Pursuant to a Share Exchange Agreement between the Company and Amplerissimo Ltd. (“Amplerissimo”), a company incorporated in Cyprus and Dimitrios Goulielmos, sole shareholder of Amplerissimo, we acquired 100% of Amplerissimo’s issued and outstanding common stock.

As a result of the reverse take-over transaction, Dimitrios Goulielmos, sole shareholder of Amplerissimo, became our controlling shareholder and Amplerissimo became our wholly-owned subsidiary, and we acquired the business and operations of Amplerissimo. As of 08/01/2014 Amplerissimo has established a wholly-owned subsidiary in Greece, SkyPharm S.A.

Our principal office is located at 141 W. Jackson Blvd, Suite 4236, Chicago, Illinois 60604 Telephone: 312.674.4529. The Company’s website can be found at: www.cosmosholdingsinc.com.

We are currently focusing our existing operations on expanding the business of our subsidiaries, Amplerissimo and SkyPharm, and have transitioned to becoming a holding company. In that connection, the Company is currently actively looking for potential acquisition candidates in various industries, including but not limited to, pharmaceutical industry and related pharmaceutical logistics companies, cargo shipping industry, green and high tech technologies food industry, and insurance industry.

For the year ended December 31, 2014 we have held discussions with several potential acquisition candidates and have entered into two binding agreements. The first is to acquire the 100% of the shares of the company B2IN, the parent company of the Greek Company Unilog S.A, and the second is for a 70% equity ownership interests of Terranova Inc., a Delaware based Company. Neither of the aforementioned acquisitions has closed yet and no assurance can be given that either acquisition will be completed.

Currently, Amplerissimo’s principal activities are the trading of products, providing representation, and provision of consulting services to various sectors as described below. We plan on continuing to offer the same products and services through Amplerissimo which include: data mining, statistical data analysis, research and analysis, negotiating services, credit risk analysis, credit management, conducting case studies, introduction services, e-commerce consulting, marketing management consulting, expansion strategies consulting, information systems consulting, and business management software consulting. We also intend to add additional services to the ones that we currently offer, including systems integration, accredited partnership services, and installation and resale of third parties systems and software. We intend to accomplish this by new cooperative agreements or acquisition of other existing companies. However, at this time we have no binding agreement, commitment or obligation for any such ventures.

We are seeking to enter the pharmaceutical sector, if and when we have sufficient capital through our new wholly-owned subsidiary that will focus on wholesale sales of pharmaceutical products. On April 30, 2014, we entered into an Exclusive Cooperation Agreement with Grigorios Siokas to assume the position of Manager of Pharmaceutical Division of the Company. On August 1, 2014, we, through our Cypriot subsidiary Amplerissimo, formed SkyPharm S.A. Greek Corporation (“SkyPharm”), a new subsidiary that will focus on wholesale sales of pharmaceutical products. SkyPharm is currently in the process of obtaining the necessary licensing from National Organization for Medicines of Greece required to be a wholesaler of pharmaceutical products. SkyPharm has not raised any capital and otherwise does not have the capital resources necessary to commence this line of business.

There can be no assurance that we will ever raise the required capital; and even if we do, there is no assurance that we will ever commence or successfully develop this line of business, notwithstanding the Agreement. We have already facilitated the medicines warehouse with the proper equipment, specifically with the proper shelves, working table, medicines cold fridge and barcode machines. The offices in Thessaloniki have been also equipped with the proper equipment and specifically with the office tables, chairs and the terminals for each one working station. The hardware systems and software programs that are needed for the efficient trading of pharmaceuticals is already installed. The application for licensing from the Hellenic Pharmaceutical Organization has been applied and is in the last stage of the approval. The management has already worked on the GDP (Good Distribution Practices) methodology in order to be compliant with the prerequisites set from the Hellenic Pharmaceutical Organization.

Amplerissimo Services

Amplerissimo’s principal activities are the trading of products, providing representation, and provision of consulting services to various sectors, as described below. Amplerissimo provides its customers with various types of services under a Master Service Agreement, meaning the Agreement with the Customer lists a menu of services we provide and the customer picks the service it wants. These services include: data mining, statistical data analysis, research and analysis, negotiating services, credit risk analysis, credit management, conducting case studies, introduction services, e-commerce consulting, marketing management consulting, expansion strategies consulting, information systems consulting, and business management software consulting. The customer then submits a purchase order for a particular service on the menu. We agree with the customer on pricing and payment terms and we commence to provide the service to our customer. The price of the service varies with the type of service requested, the length of time for which the services is requested or will be required and the degree of difficulty in providing the services.

Amplerissimo does not deal directly with the end user or the ultimate recipient of the service provided. We rely on our customers to find clients that need the services we provide. When our customers find clients that need our services they will outsource the services to us to perform. We provide these services in three different capacities: we will either administer the service on our own; we will subcontract different aspects of the service and complete the remainder of the service ourselves; or we will outsource the entire project to a vendor. When we perform a service to the client of our customer, our customer will verify that the service has been provided in full and we, in turn, will bill our customer. Our payment is not dependent on whether or not our customer can collect from his client. When we bill our customer they are required to pay us under the terms outlined in our master services agreement. In the event we outsourced the work to one of our vendors, after we confirm with our customer that the service has been received we are required to pay our vendors regardless of whether or not our customer will pay us.

In general, our clients are not obligated to pay us until we have completed each project in full and we offer our clients up to six months to pay our invoice in full.

The menu of services that we provide in the Master Service Agreement is in the following areas:

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

•	Introductory and intermediation services - We introduce to our customers new clients and receive a percentage of sales from the transaction.

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

4

•

Remote analysis of data and accounting software systems - This is a process by which we remotely log in to a client’s information systems and determine the deficiencies of both the information system and the software that manages them. Many outdated information management systems do not have the capacity to deliver real time data for management. We analyze the status of the current systems and recommend different ERP solutions that will meet management’s needs. We also assist in implementing new systems or integrating new software packages that can work with current information systems and produce real time data required by management to make decisions. In some instances we will have to provide bridging services that will allow us to extract data on older systems and transfer to new systems we integrate.

•

Technical analysis of our client’s telecommunications systems - This entails analyzing the condition of the systems they are currently using, proposing upgrades or replacements options, and assisting with the integration of new systems.

On August 19, 2014, Amplerissimo entered into a Share Purchase Agreement (the “Purchase Agreement”) with B2IN S.A., a corporation organized under the laws of Greece (“B2IN”), Unilog Logistics S.A., a corporation organized under the laws of Greece and a wholly owned subsidiary of B2IN (“Unilog”), and Wilot Limited, a corporation organized under the laws of Cyprus (“Seller”). Unilog operates a pharmaceutical logistics business in Greece. Subject to the terms, conditions, and provisions of the Purchase Agreement, at the closing (the “Closing”) of the transactions contemplated by the Purchase Agreement, Amplerissimo will acquire from Seller all of the outstanding capital stock of B2IN for a purchase price of seven million euro (€7,000,000) or approximately $8,879,500. €5,540,000 ($6,733,870) of this purchase price was paid to the Seller by Amplerissimo as of December 31, 2014, and is classified as deposit on pending acquisition on the balance sheet. Upon the occurrence of the Closing, Unilog will be an indirect, wholly owned subsidiary of Amplerissimo. The Closing is subject to conditions outside the control of Amplerissimo. If the Closing does not occur by June 30, 2015 for any reason, Amplerissimo is entitled to have the Deposit returned to it by Seller. The Company intends to obtain the balance of the purchase price through new investors. However, we may not be able to find new investors and raise the necessary capital to complete the acquisition.

SkyPharm Services

The principal activity of the Company’s subsidiary is the trading of pharmaceutical products and medicines. SkyPharm will operate as a buyer from wholesale pharmaceutical companies and as a reseller to other companies. Thus, SkyPharm will be the operator and the mechanism between the supply and demand sides in the wholesale market. The Company is in the middle of this distribution channel.

The operational life cycle of services performed by SkyPharm is as follows:

a.	Searching and analyzing within market the demand and price of medicines;

b.	Demand list placement by the clients including specific medicines, volumes and prices;

c.	Research availability of the demanded medicines in the market;

d.	Choosing the appropriate supplier based upon available medicines and volumes;

e.	Order placement by the client;

f.	Checking control of the relevant authorities;

g.	Purchase of the medicines from the wholesalers;

h.	Assortment and storage of the medicines in the Company’s facilities;

i.	Packaging the medicines according to the buyer’s order list;

j.	Delivery of the medicines to clients facilities; and

k.	Payment for the shipment.

The entire aforementioned product life cycle should take three weeks to one month, from the demand list to the payment for the shipment.

As of December 31, 2014, SkyPharm has not started its ordinary operations and thus has not delivered any services to potential customers.

Amplerissimo Revenues-Customers

Currently Amplerissimo has two clients and has two agreements that generally outline the services, time frames, pricing, payment, and other terms that the company has the ability to provide them. Currently, neither client has an outstanding request for services. One agreement is for a term of 10 years commencing January 13, 2013. The other is for a term of 10 years commencing May 15, 2013. Both agreements are terminable by either party without penalty on six months’ notice. Nothing obligates our customers to purchase any services from us during the term of the agreements. These agreements are filed as exhibits to the Form 8-K/A on November 14, 2013, and are incorporated by reference herein.

These two customers provided all of our revenue at December 31, 2014 as follows:

NAME OF CUSTOMER	REVENUES RECEIVED [1]	PERCENTAGE OF TOTAL REVENUE
MILLENIA INTERNATIONAL GROUP Ltd.	3,339,047 Euros or approximately $4,437,594	58.09%
TECH TELECOMS AND TRADE LIMITED	2,408,900 Euros or approximately $3,201,428	41.91%
TOTAL	5,747,947 Euros or approximately $7,639,022	100.00%

[1] The dollar amount is based upon an annual average exchange rate of $1.329 per Euro.

The arrangement we have with our supplier is for them to provide services on an as needed basis to our clients. In general, after we confirm with our customer that the service has been received we are required to pay our vendors regardless of whether or not our customer will pay us.

SkyPharm Revenues-Customers

The company has no revenues and as a consequence cannot deliver services to customers due to the fact that the company is in the early development stage as of December 31, 2014.

Amplerissimo Competition

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

SkyPharm Competition

Our businesses are conducted in intensely competitive and often highly regulated markets. Many of our trading pharmaceutical products face competition in the form of branded or generic drugs that treat similar diseases or indications. The principal forms of competition include efficacy, safety, ease of use, and cost effectiveness. The means of competition vary across product categories and business groups, demonstrating the value of our trading products is a critical factor for success in all of our principal businesses.

Our competitors include other trading companies, smaller companies, with generic drug and consumer healthcare products. We compete with other companies that manufacture and sell products that treat diseases or indications similar to those treated by our trading pharmaceutical products.

This competition affects our core product business, which is focused on discovering and marketing products that satisfy unmet medical needs and provide therapeutic improvements. Our emphasis on sales is underscored by our innovative trading platform, as well as our business development transactions, both designed to result in a strong product pipeline. We also seek to continually enhance the organizational effectiveness of all of our functions, including efforts to accurately and ethically launch and promote our products.

Operating conditions have become more challenging under the mounting global pressures of competition, industry regulation and cost containment. We continue to take measures to evaluate, adapt and improve our organization and business practices to better meet customer and public needs.

Our competitive position is affected by several factors, including, among others, the amount and effectiveness of our and our competitors’ promotional resources; customer acceptance; product quality; our and our competitors’ introduction of new products, ingredients, claims, dosage forms, or other forms of innovation; and pricing, regulatory and legislative matters (such as product labeling, patient access and prescription).

Intellectual Property

At present, we do not have any patents, trademarks, licenses, franchises, concessions, and royalty agreements, labor contracts or other proprietary interests.

Employees

We do not have any full-time employees as of December 31, 2014. In addition, our president, Mr. Goulielmos, also provides services to us but is under no employment or similar contract and is not currently drawing a salary from the Company.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries other than Amplerissimo and SkyPharm.

Item 1A. Risk Factors

The Company is not required to provide the information called for in this item due to its status as a Smaller Reporting Company.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company rents three corporate offices:

•

US Office corporate office is located at 141 W. Jackson Blvd, Suite 4236, Chicago, Illinois 60604. The Company has a two year lease which commenced on December 1, 2013, at the rate of $708.50 per month.

•	The Cypress office of Amplerissimo is located at 9, Vasili Michaelidi Street, 3026, Limassol, Cyprus. The Company had a one year lease which commenced on July 29, 2013 at the rate of $110 per month.

•

The Greece office SkyPharm is located at 5, Agiou Georgiou Street, 57001, Pylaia, Thessaloniki, Greece. The Company had a six year lease which commenced on September 1, 2014 at the rate of €4,325 (approximately $4,667) per month.

Each of the above facilities is adequate for the Company’s current needs.

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Over-The-Counter Market under the symbol “COSM” The following table of high and low stock prices are based on actual trades.

Bid Information*

Quarter Ended	High	Low

Year Ended December 31, 2013
March 31, 2013	$0.39	$0.15
June 30, 2013	0.60	0.35
September 30, 2013	0.75	0.25
December 31, 2013	1.34	0.64
Year Ended December 31, 2014
March 31, 2014	1.35	1.07
June 30, 2014	1.25	0.92
September 30, 2014	1.17	0.89
December 31, 2014	1.10	0.87
Year Ending December 31, 2015
March 31, 2015	0.94	0.38

* The quotations do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

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

Holders of Our Common Stock

As of December 31, 2014, we had 125,585,532 shares of our common stock issued and outstanding, held by approximately 50 stockholders of record. The number of record holders may not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Overview

Cosmos Holdings Inc. (“us”, “we”, or the “Company”) was incorporated in the State of Nevada on July 21, 2009 under the name Prime Estates and Developments, Inc. for the purpose of acquiring and operating commercial real estate and real estate related assets. On November 14, 2013, we changed our name to Cosmos Holdings Inc.

We are currently focusing our existing operations on expanding the business of our new subsidiaries, Amplerissimo as well as SkyPharm and have transitioned to becoming a holding company. In that connection, the Company is currently actively looking for potential acquisition candidates in various industries including but not limited to pharmaceutical industry and related pharmaceutical logistics companies, cargo shipping industry, green and high tech technologies, food industry, and insurance industry. We have held discussions with several potential acquisition candidates and have entered into two binding agreements. The first is to acquire the 100% of the shares of the Company B2IN, the parent company of the Greek company Unilog S.A, and the second is for a 70% equity ownership interests of Terranova Inc., a Delaware based company. Neither of the aforementioned acquisitions has closed yet, and no assurance can be given that either acquisition will be completed.

Amplerissimo

Amplerissimo’s principal activities are the trading of products, providing representation, and provision of consulting services to various sectors as described in the “Business” section of this Report above. In the interim, we plan on continuing to offer the same products and services through Amplerissimo which include: data mining, statistical data analysis, research and analysis, negotiating services, credit risk analysis, credit management, conducting case studies, introduction services, e-commerce consulting, marketing management consulting, expansion strategies consulting, information systems consulting, and business management software consulting. We also intend to add additional services to the ones that we currently offer, including systems integration, accredited partnership services, and installation and resale of third parties systems and software. We intend to accomplish this by new cooperative agreements or acquisition of other existing companies. However, at this time we have no binding agreement, commitment or obligation for any such ventures.

On August 19, 2014, Amplerissimo entered into a Share Purchase Agreement (the “Purchase Agreement”) with B2IN S.A., a corporation organized under the laws of Greece (“B2IN”), Unilog Logistics S.A., a corporation organized under the laws of Greece and a wholly owned subsidiary of B2IN (“Unilog”), and Wilot Limited, a corporation organized under the laws of Cyprus (“Seller”). Unilog operates a pharmaceutical logistics business in Greece. Subject to the terms, conditions, and provisions of the Purchase Agreement, at the closing (the “Closing”) of the transactions contemplated by the Purchase Agreement, Amplerissimo will acquire from Seller all of the outstanding capital stock of B2IN for a purchase price of seven million euro (€7,000,000) or approximately $8,879,500. €5,540,000 ($6,733,870) of this purchase price was paid to the Seller by Amplerissimo as of December 31, 2014, and is classified as deposit on pending acquisition on the balance sheet. Upon the occurrence of the Closing, Unilog will be an indirect, wholly owned subsidiary of Amplerissimo. The Closing is subject to conditions outside the control of Amplerissimo. If the Closing does not occur by June 30, 2015 for any reason, Amplerissimo is entitled to have the Deposit returned to it by Seller. The Company intends to obtain the balance of the purchase price through new investors. However, we may not be able to find new investors and raise the necessary capital to complete the acquisition.

SkyPharm

We are seeking to enter the pharmaceutical sector if and when we have sufficient capital through new wholly-owned subsidiaries that will focus on wholesale sales of pharmaceutical products. On April 30, 2014, we entered into an Exclusive Cooperation Agreement with Grigorios Siokas to assume the position of Manager of Pharmaceutical Division of the Company. On August 1, 2014, we, through our Cypriot subsidiary Amplerissimo, formed SkyPharm S.A. Greek Corporation (“SkyPharm”), a new subsidiary that will focus on wholesale sales of pharmaceutical products. SkyPharm is currently in the process of obtaining the necessary licensing from National Organization for Medicines of Greece required to be a wholesaler of pharmaceutical products. SkyPharm has not raised any capital and otherwise does not have the capital resources necessary to commence this line of business. However, the Company has expended approximately $35,000 today in connection with these proposed operations. There can be no assurance that we will ever raise the required capital; and even if we do, there is no assurance that we will ever commence or successfully develop this line of business, notwithstanding the Agreement. We have already facilitated the medicines warehouse with the proper equipment, specifically with the proper shelves, working table, medicines cold fridge and barcode machines. The offices in Thessaloniki have been also equipped with the proper equipment and specifically with the office tables, chairs and the terminals for each one working station. The hardware systems and software programs that are needed for the efficient trading of pharmaceuticals is already installed. The application for licensing from the Hellenic Pharmaceutical Organization has been applied and is in the last stage of the approval. The management has already worked on the GDP (Good Distribution Practices) methodology in order to be compliant with the prerequisites set from the Hellenic Pharmaceutical Organization.

Results of Operations

Year ended December 31, 2014 versus 2013

For the year ended December 31, 2014, we had revenues of $7,639,022, compared to revenues of $902,369 for the year ended December 31, 2013.

For the twelve months ended December 31, 2014, we had direct costs of $70,806 associated with our projects, general and administrative costs of $442,961 and depreciation expense of $9,478, for a net operating income of $7,115,777. We had interest expense of $63,520, of which $975 was related to loan received from Dimitrios Goulielmos, the Chief Executive Officer and a director of the Company.

Additionally, we had unrealized foreign currency losses of $692,284 for the twelve months ended December 31, 2014 such that our net comprehensive income for the period was $5,352,407.

During the year ended December 31, 2013, the Company has undertaken several engagements in our operating subsidiary in Cyprus, Amplerissimo. From this subsidiary, we had revenues of $902,369, direct costs of $557,494 associated with our projects, and general and administrative costs of $56,163, for a net operating income of $288,712. We had interest expense of $2,439, all of which is related.

Liquidity and Capital Resources

As of December 31, 2014, we had $446,604 of cash and working capital of $5,452,029.

We believe that our current cash in our bank account and working capital as of December 31, 2014 will satisfy our estimated operating cash requirements for the next twelve months. The costs we anticipate incurring in the next 12 months irrespective of business development activities, including costs associated with meeting SEC requirements for being a public company are estimated to be less than $300,000.

We anticipate using cash in our bank account as of December 31, 2014, cash generated from the operations of the Company, from debt or equity financing, or from a loan from management, to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we may lose the qualification for quotation and our securities would no longer trade on the over the counter markets. Further, as a consequence we would fail to satisfy our SEC reporting obligations, and investors would then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

Plan of Operation in the Next Twelve Months

Specifically, our plan of operations for the next 12 months is as follows:

For the Company’s Amplerissimo subsidiary, we plan on continuing to offer the same products and services through Amplerissimo which include: data mining, statistical data analysis, research and analysis, negotiating services, credit risk analysis, credit management, conducting case studies, introduction services, e-commerce consulting, marketing management consulting, expansion strategies consulting, information systems consulting, and business management software consulting. We also intend to add additional services to the ones that we currently offer, including systems integration, accredited partnership services, and installation and resale of third parties systems and software. We intend to accomplish this by new cooperative agreements or acquisition of other existing companies. We anticipate that we will spend approximately $15,000 to evaluate the different methods of adding services. This cost is made of up primarily legal, planning and structuring, and accounting due diligence. We currently have no binding agreements, commitments or contracts for new cooperative agreements or acquisition of other existing companies.

In addition to adding services we also plan to evaluate offering our services to different geographical markets. We currently have focused our services to our customers throughout Europe. We plan on expanding our geographical reach to: United Arab Emirates, Jordan, Malta, Lebanon, Algeria, and Saudi Arabia, although we currently have no binding agreements, commitments or contracts in any of these geographical markets. Some of the methods we will use to accomplish this are: marketing our services through the internet to new geographic areas, creating strategic relationships with companies in the new geographical regions, and possibly acquiring companies that operate in different geographical regions. We anticipate that we will spend $15,000 evaluating the different methods and regions we plan on expanding too. This cost is made of up primarily legal, planning and structuring, and accounting due diligence.

As to potential acquisitions, SEC filing requirements are such that we will have to file audited financial statements of all our operations, including any acquired business. So we plan that our first step in any potential acquisition process we undertake is to ascertain whether we can obtain audited financials of a company if we were to acquire them. We anticipate that we will spend approximately $30,000 to locate, conduct due diligence, and evaluate possible acquisitions. As noted above, as of the date of this report, we do not have any binding agreements, commitments, or understandings with any potential acquisition candidates.

On August 19, 2014, Amplerissimo entered into a Share Purchase Agreement (the “Purchase Agreement”) with B2IN S.A., a corporation organized under the laws of Greece (“B2IN”), Unilog Logistics S.A., a corporation organized under the laws of Greece and a wholly owned subsidiary of B2IN (“Unilog”), and Wilot Limited, a corporation organized under the laws of Cyprus (“Seller”). Unilog operates a pharmaceutical logistics business in Greece. Subject to the terms, conditions, and provisions of the Purchase Agreement, at the closing of the transactions, Amplerissimo will acquire from Seller all of the outstanding capital stock of B2IN for a purchase price of seven million euro (€ 7,000,000). Upon the occurrence of the Closing, Unilog will be an indirect, wholly owned subsidiary of Amplerissimo. The Closing is subject to conditions outside the control of Amplerissimo.

On January 12, 2015, we entered into a letter of intent (LOI) to acquire a 70 percent majority stake in a Chicago-based mobile technology company, which develops A.I. software, a proprietary algorithm and APIs that power mobile apps, including its own location-based consumer app for mobile devices. “We initially have committed to source and invest more than $15 million to accelerate growth. The Company’s executive management team will lead the company’s continued expansion following the closing of the transaction.

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

Our records at December 31, 2014 have been sufficient to satisfy all of the four requirements. Revenue has been recognized for all amounts billed prior to December 31, 2014, all of which were in respect of services rendered during or prior to July 2013.

Off Balance Sheet Arrangements

As of December 31, 2014, there were no off balance sheet arrangements.

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

Income Taxes. The Company accounts for income taxes under the asset and liability method, as required by the accounting standard for income taxes, ASC 740. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company is liable for income taxes in the Republic of Cyprus. The corporate income tax rate in Cyprus is 12.5% and tax losses are carried forward for five years effective January 1, 2013 (prior to 2013, losses were carried forward indefinitely). Losses may also be subject to limitation under certain rules regarding change of ownership.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets.

We recognize the impact of an uncertain tax position in our financial statements if, in management's judgment, the position is not more-likely-then-not sustainable upon audit based on the position's technical merits. This involves the identification of potential uncertain tax positions, the evaluation of applicable tax laws and an assessment of whether a liability for an uncertain tax position is necessary. We operate and are subject to audit in multiple taxing jurisdictions.

We record interest and penalties related to income taxes as a component of interest and other expense, respectively.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Cosmos Holdings, Inc.

Chicago, IL

We have audited the accompanying consolidated balance sheets of Cosmos Holdings, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cosmos Holdings, Inc. and its subsidiaries as of December 31, 2014 and 2013 and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 15, 2015

COSMOS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	12/31/14	12/31/13
ASSETS
CURRENT ASSETS
Cash and equivalents	$446,604	$864,489
Prepaid expenses	32,500	435
Deposit on pending acquisition	6,733,870	-

TOTAL CURRENT ASSETS	7,212,974	864,924

Other assets	9,601	2,126

Fixed assets, net	11,993	-

TOTAL ASSETS	$7,234,568	$867,050

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$159,453	$530,185
Unearned revenues	-	671
Salaries payable	6,000	186,592
Notes payable, related party	504,115	165,000
Taxes payable	1,091,377	38,286

TOTAL CURRENT LIABILITIES	1,760,945	920,734

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001, authorized 100 million shares, none issued and outstanding at December 31, 2014.	-	-
Common stock, par value $0.001, authorized 300 million, 125,585,532 and 125,585,532 issued and outstanding at December 31, 2014 and December 31, 2013, respectively.	125,586	125,586
Additional paid-in capital	(257,693)	(432,593)
Accumulated other comprehensive (loss) income	(680,965)	11,319
Retained earnings	6,286,695	242,004
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	5,473,623	(53,684)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,234,568	$867,050

The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HOLDINGS, INC.

CONSOLIDATED RESULTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Twelve Months Ended December 31,
	2014	2013

Revenues
Revenues	$7,639,022	$902,369

Expenses
Direct consulting costs	70,806	557,494
General and administrative expenses	442,961	56,163
Depreciation expense	9,478	-

Net operating income	7,115,777	288,712

Other income and (expenses)
Interest income	433	-
Interest expense	(63,520)	-
Interest expense - related party	(10,816)	(2,439)
Total other income and (expenses)	(73,903)	(2,439)

Income before income taxes	7,041,874	286,273

Income tax expense	997,183	39,681

Net income	6,044,691	246,592

Other comprehensive income (losses)
Unrealized foreign currency gain (losses)	(692,284)	12,573

NET COMPREHENSIVE INCOME	$5,352,407	$259,165

Net income per share – basic	$0.05	$0.00
Net income per share – dilutive	$0.05	$0.00
Weighted average number of shares outstanding – basic	125,585,532	106,677,543
Weighted average number of shares outstanding – dilutive	125,803,139	106,744,743

The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock, Par Value $0.001		Additional Paid In	Other Comprehensive	Retained Earnings	Total Shareholders'
	Shares	Amount	Capital	Income	(Deficit)	Deficit

Balances, 1/1/13	100,000,000	100,000	(95,561)	(1,254)	(4,588)	(1,403)

Expenses paid by shareholders			2,368			2,368
Recapitalization upon reverse merger	25,585,532	25,586	(339,400)			(313,814)
Foreign currency translation effect				12,573		12,573
Net income					246,592	246,592

Balances, 12/31/13	125,585,532	125,586	(432,593)	11,319	242,004	(53,684)

Imputed interest			9,900			9,900
Foreign currency translation effect				(692,284)		(692,284)
Related party forgiveness of debt – Green Era Ltd.			165,000			165,000
Net income					6,044,691	6,044,691

Balances 12/31/14	125,585,532	$125,586	$(257,693)	$(680,965)	$6,286,695	$5,473,623

The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,044,691	$246,592

Adjustments to reconcile net income with net cash provided by operations:
Imputed interest	9,900	-
Depreciation expense	9,478	-
Forgiveness of salary accrued in prior years	(173,092)	-
Change in operating assets and liabilities:
Other assets	(7,475)	(2,126)
Prepaid expenses	(32,065)	(435)
Accounts payable and accrued liabilities	(378,232)	548,412
Taxes payable	1,053,091	38,286
Deferred revenue	(671)	671
Net cash provided by operating activities	6,525,625	831,400

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits	(6,733,870)	-
Purchase of fixed assets	(21,471)	-
Cash acquired upon reverse merger	-	18,148
Net cash (used in) provided by investing activities	(6,755,341)	18,148

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses paid by shareholders	-	2,368
Proceeds from related party notes	504,115	-
Net cash provided by financing activities	504,115	2,368

Foreign currency translation effect	(692,284)	12,573

NET (DECREASE) INCREASE IN CASH	(417,885)	864,489

Cash at beginning of year	864,489	-
Cash at end of year	$446,604	$864,489

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	-	1,395

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITY
Liabilities assumed in reverse merger, net of cash acquired	$-	$313,814
Related party forgiveness of debt contributed to additional paid in capital – GreenEra Ltd.	$165,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Cosmos Holdings, Inc. (“Cosmos”, “The Company”, “we”, or “us”) was incorporated in the State of Nevada under the name Prime Estates and Developments, Inc. on July 21, 2009 for the purpose of acquiring and operating commercial real estate and real estate related assets.

On September 27, 2013 (the “Closing”), Cosmos Holdings, Inc. a Nevada corporation (“Cosmos Holdings, Inc.” or the “Registrant”), closed a reverse take-over transaction by which it acquired a private company whose principal activities are the trading of products, providing representation, and provision of consulting services to various sectors as described below. Pursuant to a Share Exchange Agreement (the “Exchange Agreement”) between the Registrant and Amplerissimo Ltd, a company incorporated in Cyprus (“Amplerissimo”), and Dimitrios Goulielmos, sole shareholder of Amplerissimo, the Registrant acquired 100% of Amplerissimo’s issued and outstanding common stock. For a complete description of the transaction, see Note 2 to the consolidated financial statements.

On August 1, 2014, we, through our Cypriot subsidiary Amplerissimo, formed SkyPharm S.A. Greek Corporation (“SkyPharm”), a new subsidiary that will focus on wholesale sales of pharmaceutical products. SkyPharm is currently in the process of obtaining the necessary licensing from National Organization for Medicines of Greece required to be a wholesaler of pharmaceutical products. The Company has expended approximately $35,000 as of December 31, 2014, in connection with these proposed operations. SkyPharm has not raised any capital and otherwise does not have the capital resources necessary to commence this line of business.

Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with principles generally accepted in the United States of America.

Principles of Consolidation

Our consolidated accounts include our accounts and the accounts of our wholly-owned subsidiary, Amplerissimo, Ltd. All significant intercompany balances and transactions have been eliminated.

Reverse Merger and Recapitalization

As stated above and in Note 2 of the consolidated financial statements, on September 27, 2013, the Company entered into a reverse take-over by which it acquired a private company, Amplerissimo, Ltd., (“Amplerissimo”), a Company formed in the Republic of Cyprus. The Company acquired 100% of the issued and outstanding stock of Amplerissimo resulting in a change of control of the Company and a recapitalization.

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

In the preparation of consolidated financial statements subsequent to the transaction, the consolidated financial statements represent the continuation of the financial statements of the legal subsidiary (Amplerissimo) except for its capital structure. Therefore, the transaction has the following effects on these consolidated financial statements:

•

The operating history of the legal acquirer (Cosmos) is removed as of the date of the transaction. Accumulated deficits of Cosmos during its development stage are removed and netted with Additional Paid in Capital. Operating histories, including accumulated deficits and current earnings or losses, to reflect those of Amplerissimo.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2014 and December 31, 2013, there were no cash equivalents.

The Company maintains bank accounts in the United States denominated in U.S. Dollars and in the Republic of Cyprus, denominated in Euros. At December 31, 2014, the amounts in these accounts were $88,705 and $357,899 (the Euro equivalent of which was €294,446). At December 31, 2013, the amounts in these accounts were $4,213 and $860,276 (the Euro equivalent of which was €623,872).

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided on a straight-line basis over the useful lives (except for leasehold improvements which are depreciated over the lesser of the lease term or the useful life) of the assets as follows:

Estimated Useful Life
Furniture and fixtures	5–7 years
Office and computer equipment	3-5 years

Depreciation expense was $9,478 and $0 for the years ended December 31, 2014 and December 31, 2013, respectively.

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

Our records at December 31, 2014 have been sufficient to satisfy all of the four requirements. Revenue has been recognized for all amounts billed prior to December 31, 2014, all of which were in respect of services rendered during or prior to July 2013.

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

Gains or losses from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency) are included in net earnings.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and accounts receivable.

The following tables show the number of the Company’s clients which contributed 10% or more of revenue and accounts receivable, respectively:

Year Ended December 31,
2014 and 2013
Number of 10% clients	2
Percentage of total revenue	100%

Income Taxes

The Company accounts for income taxes under the asset and liability method, as required by the accounting standard for income taxes ASC 740. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company is liable for income taxes in the Republic of Cyprus. The corporate income tax rate in Cyprus is 12.5% and tax losses are carried forward for five years effective January 1, 2013 (prior to 2013, losses were carried forward indefinitely). Losses may also be subject to limitation under certain rules regarding change of ownership.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At December 31, 2014 the Company has a maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

We recognize the impact of an uncertain tax position in our financial statements if, in management's judgment, the position is not more-likely-then-not sustainable upon audit based on the position's technical merits. This involves the identification of potential uncertain tax positions, the evaluation of applicable tax laws and an assessment of whether a liability for an uncertain tax position is necessary. As of December 31, 2014 the Company has no uncertain tax positions recorded in any jurisdiction where it is subject to income tax.

Basic and Diluted Net Income (Loss) per Common Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the periods presented. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share for the year ended December 31, 2014 is the same due to the anti-dilutive nature of potential common stock equivalents.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

NOTE 2 – ACQUISITION OF AMPLERISSIMO LTD.

Under the Exchange Agreement, the Registrant completed the acquisition of all of the issued and outstanding shares of Amplerissimo through the issuance of 100,000,000 restricted shares of Common Stock to Dimitrios Goulielmos, the sole shareholder of Amplerissimo. Immediately prior to the Exchange Agreement transaction, the Registrant had 25,585,532 shares of Common Stock issued and outstanding. Immediately after the issuance of the shares to Dimitrios Goulielmos, sole shareholder of Amplerissimo, the Registrant had 125,585,532 shares of Common Stock issued and outstanding.

The consideration provided pursuant to the Exchange Agreement was the issuance of 100,000,000 shares of our common stock.

As part of the merger, the Company assumed 240,000 options to purchase the common stock of the Company at $0.10. The options expire on January 5, 2017. As of December 31, 2014, no further options have been issued or granted.

The Company acquired cash totaling $18,148 in the merger. The liabilities assumed, including accrued director salaries discussed in Note 6 and accrued costs to Green Era Ltd. discussed in Note 5 below, net of the cash acquired, totaled $313,814.

NOTE 3 – CAPITAL STRUCTURE

Common Stock

The Company is authorized to issue 300 million common shares and had issued 100,000,000 in connection with the merger and assumed 25,585,532 shares upon the merger (see Note 2).

Other Equity Transactions

On January 5, 2013 the Company assumed 240,000 options granted to Konstantinos Vassilopoulos, the former Secretary and Director of the Company. The options have an exercise period of four years with an exercise price of $0.10. As he no longer serves on the Board of Directors, he is entitled to a pro-rata portion of the annual options.

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock which has preferential liquidation rights over common stock and is non-voting. As of December 31, 2014, no preferred shares have been issued.

Potentially Dilutive Securities

On January 5, 2013, we granted 240,000 options to Mr. Konstantinos Vassilopoulos, former Secretary and Director, under a four-year agreement to provide 240,000 options per year at $0.10. The initial tranche of 240,000 shares expires on January 5, 2017. Mr. Konstantinos Vassilopoulos resigned on January 13, 2014.

No options, warrants or other potentially dilutive securities other than those disclosed above have been issued as of December 31, 2014.

NOTE 4 – INCOME TAXES

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2014 and 2013 is as follows:

Income before income taxes	$7,041,874	$286,685
Taxes under statutory US tax rates	2,394,237	86,307
Increase (decrease) in taxes resulting from:
Increase (decrease) in valuation allowance	(8,509)	12,562
Foreign tax rate differential	(1,392,850)	(138,550)
Permanent differences	2,026	-
State taxes	2,279	-
Income tax expense	$(997,183)	$(39,681)

The increase in the Company’s effective tax rate in the current year was primarily attributable to an increase in revenue in Cyprus which maintains a corporate income tax rate of 12.5%. The net decrease in the valuation allowance was caused by the reversal of certain financial reporting accruals that were not previously deducted for tax.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following:

US	12/31/2014	12/31/2013
Net operating loss carry forward	$201,457	$198,123
Accrued salaries and other liabilities	-	87,654

Cyprus
Net operating loss carry forward	11,439	2,518
Total deferred tax asset	212,896	288,295
Valuation allowance	(212,896)	(288,295)
Deferred tax asset, net	$-	$-

At December 31, 2014, the Company had US net operating loss carryforwards of approximately $515,000 that may be offset against future taxable income, subject to limitation under IRC Section 382, which begin to expire in 2031. At December 31, 2014, the Company had Cyprus net operating loss forwards of approximately $91,000 that may be offset against future taxable income which begin to expire in 2019 as they were entirely generated by SkyPharm during 2014. Prior to 2013, net operating losses generated in Cyprus were carried forward indefinitely. No tax benefit has been reported in the December 31, 2014 or 2013 consolidated financial statements due to the uncertainty surrounding the realizability of the benefit, based on a more likely than not criteria and in consideration of available positive and negative evidence.

The Company asserts that it will indefinitely reinvest the unremitted earnings and profits generated by Amplerissimo, their Cyprus subsidiary, in 2014 which is evidenced by the funds deposited for the pending acquisition of B2IN (see note 9). Accordingly, no US deferred tax liability has been established for the unremitted earnings and profits generated in Cyprus.

The Company applied the “more-likely-than-not” recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of December 31, 2014 and December 31, 2013, respectively.

The Company has elected to classify interest and penalties that would accrue according to the provisions of relevant tax law as interest and other expense, respectively. As of December 31 2014 the Company has accrued approximately $64,000 in other expense.

The Company’s tax years since inception through 2014 remain open to examination by most taxing authorities.

Taxes payable are $1,091,377 and $38,286 as of December 31, 2014 and December 31, 2013, respectively.

NOTE 5 – AGREEMENT WITH GREEN ERA LTD. - COMMITMENTS

On February 17, 2011, we entered into an agreement with GreenEra, Ltd., a company formed under the laws of the Cyprus Republic, to acquire the rights of exploitation of 60,000 hectares (approximately 150,000 acres) of forest land in Novo Aripuana, State of Amazones, Brazil. The property can be developed and we believe can produce carbon credits that when sold could produce profits. Any profits that will be gained from the development or the sale of the carbon credits will be shared 50-50 between COSM and the owner of the forest land. The parties agreed that:

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

GreenEra acquired the exclusive rights to develop and to obtain these carbon credits when it contracted with the landowner on December 28, 2009. Therefore, Cosmos Holdings Inc. has assumed the rights and obligations of that agreement which stipulates, in part:

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

Our former Principal Executive Officer, Mr. Panagiotis Drakopoulos, is also a 50.1% shareholder but not a director or officer of GreenEra Ltd.

From inception of the agreement through December 31, 2013, we have accrued $165,000 of costs associated with this agreement and have paid none. At December 31, 2014, the Green Era Ltd. liability was forgiven and reclassified to additional paid in capital because of the related party nature of the liability. See note 6.

NOTE 6 – RELATED PARTY TRANSACTIONS

On the date of our inception, we issued 20 million shares of our common stock to our three officers and directors which were recorded at no value (offsetting increases and decreases in Common Stock and Additional Paid in Capital).

At December 31, 2014, the $165,000 liability which was owed to GreenEra, Ltd., a company in which our former Chief Executive Officer and Director, Mr. Panagiotis Drakopoulos is a shareholder (see Note 5), was reclassified to additional paid in capital.

At December 31, 2013, our former Chairman and Principal Executive Officer, Mr. Panagiotis Drakopoulos, is owed $110,000 in unpaid salaries. At December 31, 2014, $96,500 unpaid salaries were forgiven and the amount was therefore written off. As of December 31, 2014, Mr. Drakopoulos is still owed $6,000.

Additionally, as of December 31, 2014, due to unpaid salaries was forgiven from Mr. Mavrogiannis, our former Chief Financial Officer, we wrote off $76,592 of unpaid salaries that was accrued as of December 31, 2013.

During February and May, 2013, a beneficial owner and former officer and director of the Company was involved in the purchase and sale of 725,000 shares of our common stock within a period of less than six months which is in violation of Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). The profit on these shares was $15,408. Section 16b of the Exchange Act prohibits such beneficial owners from profiting on the sale of the securities. Upon notification, the beneficial owner agreed to disgorge the profits in the form of a reduction in liabilities the Company owed to him. We therefore reduced $12,000 of related-party advances owed to him to zero and reduced unpaid salaries due to him for the difference, or $3,408. We increased Additional Paid in Capital for the entire $15,408.

On November 21, 2014, SkyPharm entered into a Loan Agreement with Dimitrios Goulielmos, the Chief Executive Officer and a director of the Company, pursuant to which the Borrower borrowed €330,000 ($401,115) from Mr. Goulielmos. The Loan will bear an interest rate of 2% per annum and will be due and payable in full on May 11, 2015.

On December 29, 2014, the Company entered into a Loan Agreement with Dimitrios Goulielmos, the Chief Executive Officer and a director of the Company, pursuant to which the Company borrowed $100,000 from Mr. Goulielmos. The Loan will bear an interest rate of 2% per annum and will be due and payable in full on June 30, 2015.

On December 29, 2014, the Company borrowed $3,000 from Dimitrios Goulielmos, the Chief Executive Officer and a director of the Company. The loan was non-interest bearing and was repaid in full in January 2015.

The Company recorded imputed interest at the rate of 6% per annum in the amount of $9,900 as additional paid in capital for the year ended December 31, 2014 in connection with the GreenEra Ltd. liability discussed in Note 5.

We believe that all related party transactions were on terms at least as favorable as we would have secured in arm’s-length transactions with third parties. Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

NOTE 7 – LEASES

The Company conducts its operations from facilities located in Chicago, Illinois for which we paid approximately $307 per month through November, 2013. In December 2013, we moved our operations to another location in Chicago, Illinois and entered into a 24 month lease expiring in November 2015. Beginning in February 2014, we paid approximately $709 per month for our office. Rent expense for the years ended December 31, 2014 and 2013, was $11,292 and $1,906, respectively.

The offices of Amplerissimo are located in Cyprus for which we paid approximately $110 per month under a one year lease which expired in July 2013 and was renewed through July 2015. Rent expense for the years ended December 31, 2014 and December 31, 2013 was $1,320 and $1,320, respectively.

The offices of SkyPharm are located in Greece for which we paid approximately €4,325 ($5,405) per month under a six year lease commencing September 2014. Rent expense for the year ended December 31, 2014 was €15,417 ($19,267).

NOTE 8 – EARNINGS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the Company, decreased with respect to net income or increased with respect to net loss by dividends declared on preferred stock by using the weighted-average number of common shares outstanding. The dilutive effect of incremental common shares potentially issuable under outstanding options, warrants and restricted shares is included in diluted earnings per share in 2013 and 2014 utilizing the treasury stock method. The computations of basic and diluted per share data were as follows:

	12/31/2014	12/31/2013
Net income	$6,044,691	$246,592
Weighted average common shares outstanding - basic	125,585,532	106,677,543
Option awards	217,607	67,200
Weighted average common shares outstanding - dilutive	125,803,139	106,744,743
Basic and Diluted	0.05	0.00

NOTE 9 – DEPOSIT ON PENDING ACQUISITION

On August 19, 2014, Amplerissimo entered into a Share Purchase Agreement (the “Purchase Agreement”) with B2IN S.A., a corporation organized under the laws of Greece (“B2IN”), Unilog Logistics S.A., a corporation organized under the laws of Greece and a wholly owned subsidiary of B2IN (“Unilog”), and Wilot Limited, a corporation organized under the laws of Cyprus (“Seller”). Unilog operates a pharmaceutical logistics business in Greece. Subject to the terms, conditions, and provisions of the Purchase Agreement, at the closing (the “Closing”) of the transactions contemplated by the Purchase Agreement, Amplerissimo will acquire from Seller all of the outstanding capital stock of B2IN for a purchase price of seven million euros (€ 7,000,000) or approximately $8,879,500. €5,540,000 ($6,733,870) of this purchase price was paid to the Seller by Amplerissimo as of December 31, 2014, and is classified as a deposit on pending acquisition on the December 31, 2014 balance sheet. Upon the occurrence of the Closing, Unilog will be an indirect, wholly owned subsidiary of Amplerissimo. The Closing is subject to conditions outside the control of Amplerissimo. If the Closing does not occur by June 30, 2015 for any reason, Amplerissimo is entitled to have the deposit returned to it by Seller.

NOTE 10 – SUBSEQUENT EVENTS

On January 12, 2015, we entered into a letter of intent (LOI) to acquire a 70 percent majority stake in a Chicago-based mobile technology company, which develops A.I. software, a proprietary algorithm and APIs that power mobile apps, including its own location-based consumer app for mobile devices.

On March 27, 2015, the Company entered into a Loan Agreement with Dimitrios Goulielmos, the Chief Executive Officer and a Director of the Company, pursuant to which the Company borrowed $70,000 from Mr. Goulielmos. The loan will bear an interest rate of 2% per annum and will be due and payable in full on December 15, 2015.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

With the participation of the Chief Executive Officer/Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2014, as the result of a material weakness. The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. We had the following material weakness at December 31, 2014:

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors, officers and managers are listed below. Each of our managers will serve for one year or until their respective successors are elected and qualified. Our officers serve at the pleasure of the Board.

Name	Age	Position
Dimitrios Goulielmos	47	CEO and Director
Demetrios G. Demetriades	48	Secretary and Director

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

Demetrios G. Demetriades was elected as Secretary and Director of the Company effective January 13, 2014. Since January 2003, Mr. Demetriades has been Director of Highlander Spring Trading Ltd, a trading company. From November 2000 to December 2002 he was Marketing Director of Eurolink Securities Ltd which was involved in trading in the Cyprus Stock Exchange. From January 1995 to November 2000 he was Supervising Officer of Laiki Factors Ltd a financing company. As a member of the board, Mr. Demetriades contributes the benefits of his trading, executive leadership and management experience. Mr. Demetriades will be compensated for his service from time-to-time as the Board of Directors will determine.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2013, the no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2014.

Code of Ethics

As of December 31, 2014, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal year ended December 31, 2014 and 2013.

Name	YE 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Vasileios	2013		-	-	-	-	-	-	-
Mavrogiannis (1)	2012	60,000	-	-	-	-	-	-	60,000

Panagiotis	2013	60,000	-	-	-	-	-	-	60,000
Drakopoulos (2)	2012	60,000	-	-	-	-	-	-	60,000

Panagiotis	2013	17,500	-	-	-	-	-	-	17,500
Tolis (3)	2012	10,000	-	70,200	-	-	-	-	80,200

Konstantinos Vassilopoulos (4)	2014 2013	24,000 -	- -	- -	- 43,151	- -	- -	- -	24,000 43,151

Dimitrios Goulielmos	2014 2013	- -	- -	- -	- -	- -	- -	- -	- -

Demetrios G. Demetriades	2014	-	-	-	-	-	-	-	-

1.

Mr. Mavrogiannis resigned on January 5, 2013. We accrued $0 in salary during the year ended December 31, 2014. Mr. Mavrogiannis was due $76,592 which was forgiven by Mr. Mavrogiannis and written off as of December 31, 2014.

2.

Mr. Drakopoulos was the former Principal Financial Officer and Director. Although we accrued $60,000 in salary during the year ended December 31, 2013, we made only two cash payments totaling $30,000 during that period. We owed Mr. Drakopoulos $110,000 as of December 31, 2013. During the year ended December 31, 2014, we made a cash payment of $7,500 to Mr. Drakopoulos. Accrued salary of $96,500 was forgiven by Mr. Drakopoulos and was written off as of December 31, 2014. Mr. Drakopoulos is owed $6,000 as of December 31, 2014.

3.

Mr. Tolis resigned on July 25, 2013. Although we accrued $27,500 in salary through the date of his resignation, as of the date of this report, we made only one cash payment of $5,000 during that period. Mr. Tolis forgave the balance of his salaries in the amount of $22,500. Through December 31, 2013, we owe Mr. Tolis $0.

4.

Mr. Vassilopoulos was the former Secretary and a Director. He received a cash salary of $24,000 during the year ended December 31, 2014. The awarding of 240,000 resulted in a valuation of $43,151 of which $43,151 had been earned as of December 31, 2013.

Narrative Disclosure to the Summary Compensation Table

On April 1, 2011, we entered into arrangements with Messrs. Mavrogiannis and Drakopoulos to provide compensation in the amount of $5,000 per month. On January 5, 2013, Mr. Mavrogiannis resigned. In January 2014, we paid Mr. Drakopoulos $7,500 for compensation earned in prior years. On December 31, 2014, we wrote off $76,592 of accrued compensation that was due to Mr. Mavrogiannis and $96,500 that was due to Mr. Drakopoulos which resulted in a reduction of $173,092 of general and administrative expenses. There are no further liabilities due to Mr. Mavrogiannis; Mr. Drakopoulos is owed $6,000 as of December 31, 2014.

On September 1, 2012, we entered into arrangements with Panagiotis Tolis to provide compensation in the amount of $2,500 per month. Moreover, the Company agreed to issue and pay Mr. Tolis 180,000 shares of common stock for Directors’ annual services which we valued at $70,200 (see Note 3 to the financial statements). On July 25, 2013, Mr. Tolis resigned. As of December 31, 2013, Mr. Tolis is due $0.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2014 and December 31, 2013.

OUTSTANDING EQUITY AWARDS AT YEAR END

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options		Option Exercise	Option Expiration	No. of Shares or Units of Stock that Have Not	Market Value of Shares or Units of Stock that Have Not	Equity Incentive Plan Awards: No. of Unearned Shares, Units or Other Rights That Have Not
Name	Exercisable	Un-exercisable	Price ($)	Date	Vested (#)	Vested ($)	Vested

Dimitrios Goulielmos	-	-	-	-	-	-	-
Demetrios G. Demetriades	-	-	-	-	-	-	-

Director Compensation

No compensation was awarded to, earned by, or paid to our current director for services rendered in any capacities to us for the fiscal years ended December 31, 2014 and 2013.

We have no formal plan for compensating our directors for their services in their capacity as directors. In the future we may grant options to our directors to purchase shares of common stock as determined by our Board of Directors or a compensation committee that may be established.

Stock Option Plans

We did not have a stock option plan as of December 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2014, for each of the following persons, after giving effect to the transaction under the Exchange Agreement:

•	all such directors and executive officers as a group; and

•	each person who is known by us to own beneficially five percent or more of our common stock prior to the change of control transaction.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. The percentage of class beneficially owned set forth below is based on 125,585,532 shares of common stock outstanding on December 31, 2014.

Name and Address of Beneficial Owners of Common Stock 1	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock [2]
Dimitris Goulielmos, 141 W. Jackson Blvd, Suite 4236, Chicago, Illinois 60604 [1]	Common	100,416,000	79.9%

DIRECTORS AND OFFICERS (2 persons as a group)		100,416,000	79.9%

5% SHAREHOLDERS
Vasileios Mavrogiannis [2]	Common	8,038,560	6.4%
Panayiotis Drakopoulos [2]		8,038,561	6.4%
Total of 5% shareholders		16,077,121	7.0%

[1] Mr. Goulielmos is the owner of Jaron Trading Limited a company that holds 400,000 common shares. Therefore Mr. Goulielmos, in addition to the 100,016,000 common share that he personally owns, he controls the 400,000-share voting block that belongs to Jaron Trading Limited. Attributing these shares to Mr. Goulielmos gives him a voting block of 100,416,000 shares, or 79.9% of the issued and outstanding common stock of the Company at December 31, 2014.

[2] Mr. Drakopoulos and Mr. Mavrogiannis are officers and directors of Dynamic Investments, Ltd, a company that holds 1,721,894 common shares. Therefore they control the 1,721,894-share voting block that belongs to Dynamic Investments, Ltd. Attributing these shares to Mr. Mavrogiannis gives him a voting block of 8,038,560 shares, or 6.4% of the issued and outstanding common stock of the Company at December 31, 2014.

Percentages are based on 125,585,532 shares outstanding at December 31, 2014.

Other than the shareholders listed above, we know of no other person who is the beneficial owner of more than five percent (5%) of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On November 21, 2014, Company’s SkyPharm subsidiary entered into a Loan Agreement with Dimitrios Goulielmos the Chief Executive Officer and a director of the Company, pursuant to which the Borrower borrowed €330,000 ($401,115) from Mr. Goulielmos. The Loan will bear an interest rate of 2% per annum and will be due and payable in full on May 11, 2015.

On December 29, 2014, the Company entered into a Loan Agreement with Mr. Goulielmos, pursuant to which the Company borrowed $100,000 from Mr. Goulielmos. The Loan will bear an interest rate of 2% per annum and will be due and payable in full on June 30, 2015.

On December 29, 2014, the Company borrowed $3,000 from Mr. Goulielmos. The loan was non-interest bearing and was repaid in full in January 2015.

The Company accrued $165,000 in costs payable to GreenEra Ltd., of which is Mr. Panagiotis Drakopoulos, the former director and chief executive officer, is also a 50.1% shareholder but not a director or officer of GreenEra Ltd. This debt which were forgiven on December 31, 2014 and reclassified to additional paid in capital because of the related party nature of the liability.

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

Item 14. Principal Accounting Fees and Services

M&K CPAS, PLLC (“M&K”) served as our independent auditors until November 20, 2013. On November 25, 2013, the Company engaged MaloneBailey LLP (“MB”) as the Company’s independent auditors on November 25, 2013. MB performed the audit of the Company’s consolidated financial statements for Fiscal 2013 and 2014 and issued the audit report in this Annual Report.

The following table presents: (1) fees for professional audit services rendered by M&K during the year ended December 31, 2013; (2) fees for professional audit services rendered by MB for the audit of our annual financial statements and for other services for the year ended December 31, 2013; and (3) fees for professional audit services rendered by MB for the audit of our annual financial statements and for other services for the year ended December 31, 2014.

Financial Statements for the Year Ended	Audit Services	Audit Related Fees	Tax Fees	Other Fees
December 31, 2014
MALONE BAILEY LLP	$30,000	-	-	-
December 31, 2013
M&K CPAS, PLLC	$30,167	-	-	-
MALONE BAILEY LLP	$10,500	-	-	-

The dollar amount $30,167 is based upon the addition of $14,600 and €11,280.78 using an exchange rate of $1.38 per Euro*

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

Audit Fees for the fiscal years ended December 31, 2014 and 2013 were for professional services rendered for the audits of the financial statements of the Company, consents, and other assistance required to complete the year-end audit of the financial statements.

As the Company does not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X. Further, as the Company does not have a formal audit committee, the Company does not have audit committee pre-approval policies and procedures. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Document Description

3.1	Articles of Incorporation of the Registrant (1)

3.2	Amendment to the Articles of Incorporation of the Registrant, dated November 14, 2013

3.3	Bylaws of the Registrant (1)

10.1	Share Exchange Agreement, dated September 17, 2013, by and between the Registrant and Amplerissimo Ltd. (2)

10.2	Master Services Agreement, dated January 15, 2013, by and between Amplerissimo Ltd. and Millenia International Group Ltd. (3)

10.3	Master Services Agreement, dated May 15, 2013, by and between Amplerissimo Ltd. and Tech Telecoms and Trade Limited (3)

10.4	Exclusive Cooperation Agreement, dated April 30, 2014, by and between the Registrant and Grigorios Siokas (4)

10.5	Share Exchange Agreement, dated August 19, 2014, by and among Amplerissimo Ltd., Unilog Logistics S.A., B2IN S.A., and Wilot Limited (5)

10.6	Agreement, dated November 21, 2014, by and between Amplerissimo Ltd and Wilot Limited (6)

10.7	Loan Agreement, dated November 21, 2014, by and between the Registrant and Dimitrios Goulielos (7)

10.8	Loan Agreement, dated December 29, 2014, by and between the Registrant and Dimitrios Goulielos (8)

10.9	Loan Agreement, dated March 27, 2015, by and between the Registrant and Dimitrios Goulielos (9)

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

38

________________

(1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-162597) filed by the Registrant on October 20, 2009.

(2) Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on October 3, 2013.

(3) Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on November 14, 2013.

(4) Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on April 1, 2014.

(5) Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on August 20, 2014.

(6) Incorporated by reference to the Registrants Quarterly Report on Form 10-Q for the period ended September 30, 2014.

(7) Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on November 26, 2014.

(8) Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on January 5, 2015.

(9) Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on March 31, 2015.

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

Cosmos Holdings Inc.

Date: April 15, 2015	By:	/s/ Dimitrios Goulielmos
Dimitrios Goulielmos Chief Executive Officer (Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer)

In accordance with the Exchange Act, this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Dimitrios Goulielmos	Chief Executive Officer (Principal Executive Officer, Acting Principal	April 15, 2015
Dimitrios Goulielmos	Financial Officer and Acting Principal Accounting Officer) and Director

/s/ Demetrios G. Demetriades	Secretary and Director	April 15, 2015
Demetrios G. Demetriades

