Form 10-Q
period 2015-03-31
Cosmos Holdings Inc.
filed 2015-05-15
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 13, 2015 there were 125,585,532 shares issued and outstanding of the registrant’s common stock.

COSMOS HOLDINGS INC.

2

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

COSMOS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	THREE MONTHS ENDED
	March 31, 2015	December 31, 2014

ASSETS
CURRENT ASSETS
Cash and equivalents	$284,915	$446,604
Prepaid expenses	32,500	32,500
Deposit on pending acquisition	$6,010,955	$6,733,870

TOTAL CURRENT ASSETS	$6,328,370	$7,212,974

Other assets	10,617	9,601
Fixed assets, net	22,850	11,993
Intangible assets	1,664	-

TOTAL ASSETS	$6,363,501	$7,234,568

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$77,458	$159,453
Salaries payable	6,000	6,000
Notes payable, related party	528,053	504,115
Taxes payable	948,468	1,091,377

TOTAL CURRENT LIABILITIES	$1,559,979	$1,760,945

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001, authorized 100 million shares, none issued and outstanding at March 31, 2015.	-	-
Common stock, par value $0.001, authorized 300 million, 125,585,532 and 125,585,532 issued and outstanding at March 31, 2015 and December 31, 2014, respectively.	125,586	125,586
Additional paid-in capital	(257,693)	(257,693)
Accumulated other comprehensive loss	(1,242,413)	(680,965)
Retained earnings	6,178,042	6,286,695
TOTAL SHAREHOLDERS' EQUITY	$4,803,522	$5,473,623

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,363,501	$7,234,568

The accompanying notes are an integral part of the unaudited consolidated financial statements.

COSMOS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	THREE MONTHS ENDED
	March 31, 2015	March 31, 2014
Revenues
Revenues	$-	$781,056

Expenses
Direct consulting costs	18,102	-
General and administrative expenses	66,181	73,173
Net operating income (loss)	(84,283)	707,883

Other income and (expense)
Interest income	817	-
Interest expense	(22,025)	-
Interest expense - related party	(3,162)	(2,441)
Total other income and (expense)	(24,370)	(2,441)

Income (loss) before income taxes	(108,653)	705,442

Income tax expense	-	91,226

Net income (loss)	(108,653)	614,216

Other comprehensive income (loss)
Unrealized foreign currency income (loss)	(561,448)	(56,224)

NET COMPREHENSIVE INCOME (LOSS)	$(670,101)	$557,992

Net income (loss) per share – basic	$(0.00)	$0.00
Net income (loss) per share – dilutive	$(0.00)	$0.00
Weighted average number of shares outstanding – basic	125,585,532	125,585,532
Weighted average number of shares outstanding – dilutive	125,794,018	125,651,532

The accompanying notes are an integral part of the unaudited consolidated financial statements.

COSMOS HOLDINGS INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock, Par Value $0.001		Additional Paid In	Other Comprehensive	Retained	Total Shareholders'
	Shares	Amount	Capital	Income (loss)	Earnings	Equity

Balances, December 31, 2014	125,585,532	$125,586	$(257,693)	$(680,965)	$6,286,695	$5,473,623

Foreign currency translation effect	-	-	-	(561,448)	-	(561,448)
Net loss	-	-	-	-	(108,653)	(108,653)

Balances, March 31, 2015	125,585,532	$125,586	$(257,693)	$(1,242,413)	$6,178,042	$4,803,522

The accompanying notes are an integral part of the unaudited consolidated financial statements.

COSMOS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	THREE MONTHS ENDED
	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(108,653)	$614,216
Adjustments to reconcile net income (loss) with cash used in operations:
Imputed interest	-	2,441
Change in operating assets and liabilities:
Prepaid expenses	-	118
Other assets	(1,016)	-
Accounts payable and accrued liabilities	(81,995)	(531,229)
Taxes payable	17,146	90,978
Net cash (used in) provided by operating activities	(174,518)	176,524

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(10,857)	-
Purchase of intangible assets	(1,664)	-
Net cash used in investing activities	(12,521)	-

CASH FLOWS FROM FINANCING ACTIVITIES Proceeds from related party loans	70,000	-
Payment of related party loans	(3,000)	-
Net cash provided by financing activities	67,000	-

Effects of currency translation on cash and cash equivalents	(41,650)	(56,224)

NET (DECREASE) INCREASE IN CASH	(161,689)	120,300

Cash at beginning of period	446,604	864,489
Cash at end of period	$284,915	$984,789

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

COSMOS HOLDINGS INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2015

NOTE 1 – BASIS OF PRESENTATION

The terms “COSM,” “we,” “the Company,” and “us” as used in this report refer to Cosmos Holdings Inc. The accompanying unaudited consolidated balance sheet as of March 31, 2015 and unaudited consolidated statements of operations for the three months ended March 31, 2015 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of COSM, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2014 and 2013, included in the Company’s Annual Report on Form 10-K. The accompanying unaudited consolidated balance sheet as of December 31, 2014 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet. Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 – INCOME TAXES

At March 31, 2015, the Company’s effective tax rate differs from the US federal statutory tax rate primarily due to a valuation allowance recorded against net deferred tax assets in all jurisdictions in which the Company operates. At March 31, 2014, the Company’s effective tax rate differed from the US federal statutory tax rate primarily due to earnings taxed at the lower income tax rate in Cyprus.

 We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At March 31, 2015 the Company has a maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

As of March 31, 2015 the Company has no uncertain tax positions recorded in any jurisdiction where it is subject to income tax. The Company has recorded $22,025 of interest and penalties as interest expense for the quarter ended March 31, 2015 in accordance with this policy.

NOTE 3 – RELATED PARTY TRANSACTIONS

On March 27, 2015, the Company entered into a Loan Agreement with Dimitrios Goulielmos, the Chief Executive Officer and a Director of the Company, pursuant to which the Company borrowed $70,000 from Mr. Goulielmos. The loan will bear an interest rate of 2% per annum and is due and payable in full on December 15, 2015.

On December 29, 2014, the Company entered into a Loan Agreement with Dimitrios Goulielmos, the Chief Executive Officer and a director of the Company, pursuant to which the Company borrowed $100,000 from Mr. Goulielmos. The Loan bears interest at the rate of 2% per annum and will be due and payable in full on June 30, 2015. The Company has accrued interest expense of $510 for the quarter ended March 31, 2015.

On December 29, 2014, the Company borrowed $3,000 from Dimitrios Goulielmos, the Chief Executive Officer and a director of the Company. The loan was non-interest bearing and was repaid in full in January 2015.

On November 21, 2014, SkyPharm entered into a Loan Agreement with Dimitrios Goulielmos, the Chief Executive Officer and a director of the Company, pursuant to which the Borrower borrowed €330,000 ($358,053) from Mr. Goulielmos. The Loan will bear an interest rate of 2% per annum and will be due and payable in full on May 11, 2015. The Company has accrued interest expense of $3,084 as of March 31, 2015.

At December 31, 2014, a $165,000 liability which was owed to GreenEra, Ltd., a company in which our former Chief Executive Officer and Director, Mr. Panagiotis Drakopoulos is a shareholder was reclassified to additional paid in capital.

At December 31, 2013, our former Chief Executive Officer and Director, Mr. Panagiotis Drakopoulos, is owed $110,000 in unpaid salaries. At December 31, 2014, $96,500 unpaid salaries were forgiven and the amount was therefore written off. As of March 31, 2015 and December 31, 2014, Mr. Drakopoulos was still owed $6,000

Additionally, as of December 31, 2014, $76,592 of unpaid salaries due to Mr. Mavrogiannis, our former Chief Financial Officer were waived forgiven and written off.

We believe that all related party transactions were on terms at least as favorable as we would have secured in arm’s-length transactions with third parties. Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

NOTE 4 – LEASES

The Company conducts its operations from an office located in Chicago, Illinois for which we paid rent of approximately $307 per month through November 2013. In December 2013 we moved our office to another location in Chicago Illinois. Beginning in February 2014, we paid rent of approximately $709 per month for our office. Rent expense for the quarters ended March 31, 2015 and March 31, 2014 was $2,906 and $2,906, respectively.

The offices of Amplerissimo are located in Cyprus for which we paid approximately $110 per month under a one year lease which expired in July 2013 and was renewed through July 2015. Rent expense for the quarters ended March 31, 2015 and March 31, 2014 was $330 and $330, respectively.

The offices of SkyPharm are located in Greece for which we paid approximately €4,325 ($5,405) per month under a six year lease commencing September 2014. Rent expense for the quarters ended March 31, 2015 and March 31, 2014 was €12,975 ($14,640) and $0, respectively.

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

	THREE MONTHS ENDED
	March 31, 2015	March 31, 2014
Net income (loss)	$(108,653)	$614,216
Weighted average common shares outstanding - basic	125,585,532	125,585,532
Option awards	208,486	66,000
Weighted average common shares outstanding - dilutive	125,794,018	125,651,532
Net income (loss) per share - basic and diluted	(0.00)	0.00

NOTE 6 – DEPOSIT ON PENDING ACQUISITION

On August 19, 2014, Amplerissimo Ltd., a company incorporated in Cyprus and a subsidiary of the Company (“Amplerissimo”) entered into a Share Purchase Agreement (the "Purchase Agreement") with B2IN S.A., a corporation organized under the laws of Greece ("B2IN"), Unilog Logistics S.A., a corporation organized under the laws of Greece and a wholly owned subsidiary of B2IN ("Unilog"), and Wilot Limited, a corporation organized under the laws of Cyprus ("Seller"). Unilog operates a pharmaceutical logistics business in Greece. Subject to the terms, conditions, and provisions of the Purchase Agreement, at the closing (the "Closing") of the transactions contemplated by the Purchase Agreement, Amplerissimo will acquire from Seller all of the outstanding capital stock of B2IN for a purchase price of seven million euros (€ 7,000,000) or approximately $7,595,000. As of March 31, 2015, €5,540,000 ($6,010,955) of this purchase price was paid to the Seller by Amplerissimo and is classified as a deposit on pending acquisition on the March 31, 2015 balance sheet. Upon the occurrence of the Closing, Unilog will be an indirect, wholly owned subsidiary of Amplerissimo. The Closing is subject to conditions outside the control of Amplerissimo. If the Closing does not occur by June 30, 2015 for any reason, Amplerissimo is entitled to have the deposit returned to it by Seller.

NOTE 7 – SUBSEQUENT EVENTS

On April 16, 2015, the Company engaged Hellenic American Securities for consulting services at a rate of $1,000 per month plus 180,000 shares on an annual basis which will be issued quarterly.

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

We are currently focusing our existing operations on expanding the businesses of our new subsidiaries, Amplerissimo and SkyPharm S.A, a wholly owned subsidiary of Amplerissimo (“SkyPharm”). The Company has transitioned into a holding company and as a result the Company is currently actively pursuing and investing potential acquisition targets in various industries, including, but not limited to, pharmaceutical industry and related pharmaceutical logistics companies, cargo shipping industry, green and high tech technologies, the food industry, and the insurance industry. We have held preliminary discussions with several potential acquisition candidates and have entered into two binding agreements to acquire two such targets. The first is to acquire the 100% of the issued and outstanding shares of the B2IN S.A., a corporation organized under the laws of Greece (“B2IN”). B2IN is the parent company of the Greek entity Unilog S.A, which provides pharmaceutical logistic services. The second potential acquisition is for a 70% equity ownership interest of Terranova Inc., a Delaware corporation (“Terranova”), based in Chicago. Neither of the aforementioned transactions to acquire the targets have closed yet and no assurances can be given that either acquisition will be completed. As described below, various contingencies exist that must be satisfied prior to the expiration of the binding agreements.

Amplerissimo

Amplerissimo’s principal activities are the trading of products, providing representation, and provision of consulting services to various sectors. In the interim, we plan on continuing to offer the same products and services through Amplerissimo which include: data mining, statistical data analysis, research and analysis, negotiating services, credit risk analysis, credit management, conducting case studies, introduction services, e-commerce consulting, marketing management consulting, expansion strategies consulting, information systems consulting, and business management software consulting. We also intend to add additional services to the ones that we currently offer, including systems integration, accredited partnership services, and installation and resale of third parties systems and software. We intend to accomplish this by new cooperative agreements or acquisition of other existing companies. However, at this time we have no binding agreement, commitment or obligation for any such ventures.

On August 19, 2014, Amplerissimo entered into a Share Purchase Agreement (the “Purchase Agreement”) with Wilot Limited, a company organized under the laws of Cyrpus (the “Seller”) in order to acquire B2IN, which is the parent of Unilog Logistics S.A., a corporation organized under the laws of Greece (“Unilog”). Unilog operates a pharmaceutical logistics business in Greece. Subject to the terms, conditions, and provisions of the Purchase Agreement, at the closing (the “Closing”) of the transactions contemplated by the Purchase Agreement, Amplerissimo will acquire from Seller all of the outstanding capital stock of B2IN for a purchase price of seven million euro (€7,000,000) or approximately $7,595,000. As of March 31, 2015, €5,540,000 ($6,010,955) of this purchase price was paid to the Seller by Amplerissimo and is classified as deposit on pending acquisition on the March 31, 2015 balance sheet. Upon the occurrence of the Closing, Unilog will be an indirect, wholly owned subsidiary of Amplerissimo. The Closing is subject to conditions outside the control of Amplerissimo. If the Closing does not occur by June 30, 2015 for any reason, Amplerissimo is entitled to have the Deposit returned to it by Seller. The Company intends to obtain the balance of the purchase price through new investors. However, we may not be able to find new investors and/or obtain the necessary capital to complete the acquisition. If the Closing does not occur by June 30, 2015 for any reason, the transaction would be expected to be terminated and Amplerissimo is entitled to have the deposit refunded to it by Seller.

SkyPharm

We are seeking to enter the pharmaceutical sector if and when we have sufficient capital through new wholly-owned subsidiaries that will focus on the wholesale of pharmaceutical products. On April 30, 2014, we entered into an Exclusive Cooperation Agreement with Grigorios Siokas to assume the position of Manager of Pharmaceutical Division of the Company. On August 1, 2014, we formed SkyPharm S.A. Greek Corporation (“SkyPharm”), a wholly owned subsidiary of Amplerissimo that will focus on wholesale sales of pharmaceutical products. SkyPharm is currently in the process of obtaining the necessary licensing from National Organization for Medicines of Greece required to be a wholesaler of pharmaceutical products. SkyPharm has not raised any capital and otherwise does not have the capital resources necessary to commence this line of business. However, the Company has expended approximately $170,000 today in connection with these proposed operations. There can be no assurance that we will ever raise the required capital necessary to effectuate our business plan; and even if we do, there is no assurance that we will ever commence or successfully develop this line of business, notwithstanding the Agreement.

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

Results of Operations

Three Month Period ended March 31, 2015 versus March 31, 2014

During the three month period ended March 31, 2015, the Company had a net loss of (108,653) with no revenues, versus net profit of $614,216 on revenue of $781,056, for the three month period ended March 31, 2014. Net profit in the most recent three month period in 2015 turned to a loss as compared to the corresponding period last year due to the absence of the revenue.

Revenue

The Company did not have any revenue for the three month period ended March 31, 2015, versus $781,056 during the three month period ended March 31, 2014. During the Company’s period ended March 31, 2015, revenues decreased by 100% as compared to revenues in the period ended March 31, 2014. This variation resulted against the corresponding period in 2014 primarily from the absence of new engagements through our subsidiary Amplerissimo, which is our only active subsidiary.

Operating Expenses

Total operating expenses for the three month period ended March 31, 2015 were $84,283, versus $73,173 during the three month period ended March 31, 2014. The approximate 15% increase in operating expenses in the three month period in 2015, against the corresponding period in 2014, is primarily due to the costs of professional fees and other associated expenses in connection with being a public company, including related activity, as well as increased expenditures for potential company acquisitions. Consulting expenses consistently constitute the bulk of operating costs for the investment activities of the Company.

Unrealized Foreign Currency losses

Additionally, we had unrealized foreign currency losses of $561,448 for the three months ended March 31, 2015 such that our net comprehensive loss for the period was $(670,101) versus income of $557,992 during the three month period ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2015, the Company had working capital of $4,768,391 versus a working capital of $506,749 during the three month period ended March 31, 2014 and of $5,452,029 as of December 31, 2014. Most of this change is attributed to the growth of the business of the subsidiary Amplerissimo and in the increase of revenues that incurred as of the year ended December 31, 2014.

At the end of period ended March 31, 2015, the Company had net cash of $284,915versus $984,789 during the three month period ended March 31, 2014. For the three months ended March 31, 2015, net cash used in operating activities was $(174,518) versus $176,524 net cash provided by operating activities for the three months ended March 31, 2014. The decrease in net cash from operating activities was primarily due to the net loss and the decrease in accounts payable and accrued expenses and taxes payable, as well as the decreased revenues from the previous year end.

During the three months ended March 31, 2015, there was $(12,521) net cash used in investing activities versus none used in during the three months ended March 31, 2014. This was primarily due to the purchase of fixed assets by Amplerissimo.

During the three months ended March 31, 2015, there was $67,000 net cash provided by financing activities versus none provided by during the three months ended March 31, 2014. This was due to the receipt of $70,000 of related party loan proceeds and the repayment of $3,000 of related party loans.

We anticipate using cash in our bank account as of March 31, 2015, cash generated from the operations of the Company and its subsidiaries and from debt or equity financing, or from a loan from management, to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we may lose the qualification for quotation and our securities would no longer trade on the over the counter markets. Further, as a consequence we would fail to satisfy our SEC reporting obligations, and investors would then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

Plan of Operation in the Next Twelve Months

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

In addition to adding services we also plan to evaluate offering our services to different geographical markets. We currently have focused our services to our customers throughout Europe. We plan on expanding our geographical reach to: United Arab Emirates, Jordan, Malta, Lebanon, Algeria, and Saudi Arabia, although we currently have no binding agreements, commitments or contracts in any of these geographical markets. Some of the methods we will use to accomplish this are: marketing our services through the internet to new geographic areas, creating strategic relationships with companies in the new geographical regions, and possibly acquiring companies that operate in different geographical regions. We anticipate that we will spend $15,000 evaluating the different methods and regions we plan on expanding too. This cost is made of up primarily legal, planning and structuring, and accounting due diligence. No assurances that the Company will be able to effectuate the expansion of services.

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

On August 19, 2014, Amplerissimo entered into a Share Purchase Agreement (the “Purchase Agreement”) with Wilot Limited, a company organized under the laws of Cyprus (the “Seller”) in order to acquire B2IN, which is the parent of Unilog Logistics S.A., a corporation organized under the laws of Greece (“Unilog”). Unilog operates a pharmaceutical logistics business in Greece. Subject to the terms, conditions, and provisions of the Purchase Agreement, at the closing of the transactions, Amplerissimo will acquire from Seller all of the outstanding capital stock of B2IN for a purchase price of seven million euro (€ 7,000,000). Upon the occurrence of the Closing, Unilog will be an indirect, wholly owned subsidiary of Amplerissimo. The Closing is subject to conditions outside the control of Amplerissimo. If the Closing does not occur by June 30, 2015 for any reason, Amplerissimo is entitled to have the deposit returned to it by Seller.

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

Off Balance Sheet Arrangements

As of March 31, 2015, there were no off balance sheet arrangements.

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

Future tax benefits of net operating loss carry forwards generated in the U.S. by us represent the primary component of our deferred tax assets. Under ASC 740 “Accounting for Income Taxes”, we evaluate at every reporting period whether the benefit of such losses will more likely than not be realized. Based on our history of taxable losses in the U.S. and the potential annual limitation on future utilization if it is determined that a change in ownership as defined in IRC 382 has occurred, we have determined that it is not more likely than not that the tax benefit of such losses will be realized prior to their expiration and thus has recorded a full valuation allowance against ourr net deferred tax assets.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (“ASU 2014-15”), “Presentation of Financial Statements - Going Concern.” The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements and related disclosures.

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

Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Internal Controls Over Financial Reporting. No change occurred in our internal control over financial reporting during the first quarter of 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Cosmos Holdings Inc.

Date: May 15, 2015	By:	/s/ Dimitrios Goulielmos
Dimitrios Goulielmos
Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

