Form 10-Q
period 2015-06-30
Cosmos Holdings Inc.
filed 2015-08-21
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 14, 2015 there were 125,630,532 shares issued and outstanding of the registrant’s common stock.

COSMOS HOLDINGS INC.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

COSMOS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and equivalents	$188,055	$446,604
Prepaid expenses	32,500	32,500
Deposit on pending acquisition	6,146,298	6,733,870

TOTAL CURRENT ASSETS	6,366,853	7,212,974

Other assets	10,847	9,601
Fixed assets, net	45,635	11,993

TOTAL ASSETS	$6,423,335	$7,234,568

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$105,569	$159,453
Salaries payable	-	6,000
Notes payable, related party	536,115	504,115
Taxes payable	970,863	1,091,377

TOTAL CURRENT LIABILITIES	1,612,547	1,760,945

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001, authorized 100 million shares, none issued and outstanding at June 30, 2015 and December 31, 2014, respectively	-	-
Common stock, par value $0.001, authorized 300 million, 125,630,532 and 125,585,532 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	125,631	125,586
Additional paid-in capital	(229,388)	(257,693
Accumulated other comprehensive loss	(1,130,877)	(680,965)
Retained earnings	6,045,422	6,286,695
TOTAL SHAREHOLDERS' EQUITY	4,810,788	5,473,623

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,423,335	$7,234,568

The accompanying notes are an integral part of the unaudited consolidated financial statements.

COSMOS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND

COMPREHENSIVE INCOME (LOSS)

(unaudited)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2015	2014	2015	2014
Revenues
Revenues	$-	$2,015,223	$-	$1,234,167

Expenses
General and administrative expenses	194,085	241,434	109,802	168,261
Net operating income (loss)	(194,085)	1,773,789	(109,802)	1,065,906

Other income and (expense)
Interest income	1,059	-	242	(2,469)
Interest expense – related party	(4,636)	(4,910)	(1,474)	-
Interest expense	(43,611)	-	(21,586)	-
Total other income and (expense)	(47,188)	(4,910)	(22,818)	(2,469)

Income (loss) before income taxes	(241,273)	1,768,879	(132,620)	1,063,437

Income tax expense	-	226,380	-	135,154

Net income (loss)	(241,273)	1,542,499	(132,620)	928,283

Other comprehensive income (loss)
Unrealized foreign currency income (loss)	(449,912)	(67,814)	111,536	(11,590)

NET COMPREHENSIVE INCOME (LOSS)	$(691,185)	$1,474,685	$(21,084)	$916,693

Net income (loss) per share – basic	$(0.00)	$0.01	$(0.00)	$0.01
Net income (loss) per share – dilutive	$(0.00)	$0.01	$(0.00)	$0.01
Weighted average number of shares outstanding – basic	125,601,282	125,585,532	125,601,282	125,585,532
Weighted average number of shares outstanding – dilutive	125,808,721	125,804,894	125,808,721	125,804,113

The accompanying notes are an integral part of the unaudited consolidated financial statements.

COSMOS HOLDINGS INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock, Par Value $0.001		Additional Paid In	Other Comprehensive	Retained	Total Shareholders'
	Shares	Amount	Capital	Income (loss)	Earnings	Equity

Balances, December 31, 2014	125,585,532	$125,586	$(257,693)	$(680,965)	$6,286,695	$5,473,623

Shares issued for consulting services	45,000	45	28,305			28,350
Foreign currency translation effect				(449,912)		(449,912)
Net loss					(241,273)	(241,273)

Balances, June 30, 2015	125,630,532	$125,631	$(229,388)	$(1,130,877)	$6,045,422	$4,810,788

The accompanying notes are an integral part of the unaudited consolidated financial statements.

COSMOS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(241,273)	$1,542,499

Adjustments to reconcile net income (loss) with cash used in operations:
Imputed interest	-	4,910
Depreciation expense	178	-
Stock-based compensation	28,350	-
Change in operating assets and liabilities:
Accounts receivable	-	(1,228,050)
Prepaid expenses	-	(32,263)
Other assets	(1,246)	-
Accounts payable and accrued liabilities	(59,884)	(468,057)
Taxes payable	18,298	225,985
Deferred revenue	-	(671)

Net cash (used in) provided by operating activities	(255,577)	44,353

CASH FLOWS FROM INVESTNG ACTIVITIES
Purchase of fixed assets	(33,820)	-
Net cash used in financing activities	(33,820)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	70,000	-
Payment of related party loan	(3,000)	-
Net cash provided / (used in) financing activities	67,000	-

Foreign currency translation effect	(36,152)	(67,814)

NET DECREASE IN CASH	(258,549)	(23,461)

Cash at beginning of period	446,604	864,489
Cash at end of period	$188,055	$841,028

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

COSMOS HOLDINGS INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2015

NOTE 1 – BASIS OF PRESENTATION

The terms “COSM,” “we,” “the Company,” and “us” as used in this report refer to Cosmos Holdings Inc. The accompanying unaudited consolidated balance sheet as of June 30, 2015 and unaudited consolidated statements of operations for the six and the three months ended June 30, 2015 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of COSM, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and the three month period ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2014 and 2013, included in the Company’s Annual Report on Form 10-K. The accompanying unaudited consolidated balance sheet as of December 31, 2014 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet. Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 – INCOME TAXES

At June 30, 2015, the Company’s effective tax rate differs from the US federal statutory tax rate primarily due to a valuation allowance recorded against net deferred tax assets in all jurisdictions in which the Company operates. At June 30, 2014, the Company’s effective tax rate differed from the US federal statutory tax rate primarily due to earnings taxed at the lower income tax rate in Cyprus.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At June 30, 2015 the Company has a maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

As of June 30, 2015 the Company has no uncertain tax positions recorded in any jurisdiction where it is subject to income tax. The Company has recorded $43,611 of interest and penalties as interest expense for the six month period ended June 30, 2015 in accordance with this policy.

NOTE 3 – RELATED PARTY TRANSACTIONS

On March 27, 2015, the Company entered into a Loan Agreement with Dimitrios Goulielmos, the Chief Executive Officer and a Director of the Company, pursuant to which the Company borrowed $70,000 from Mr. Goulielmos. The loan will bear an interest rate of 2% per annum and is due and payable in full on December 15, 2015. The Company has accrued interest expense of $361 as of June 30, 2015.

On December 29, 2014, the Company entered into a Loan Agreement with Dimitrios Goulielmos, the Chief Executive Officer and a director of the Company, pursuant to which the Company borrowed $100,000 from Mr. Goulielmos. The Loan bears interest at the rate of 2% per annum and was due and payable in full on June 30, 2015. The maturity date has been extended to December 31, 2015. The Company has accrued interest expense of $1,003 as of June 30, 2015.

On December 29, 2014, the Company borrowed $3,000 from Dimitrios Goulielmos, the Chief Executive Officer and a director of the Company. The loan was non-interest bearing and was repaid in full in January 2015.

On November 21, 2014, SkyPharm entered into a Loan Agreement with Dimitrios Goulielmos, the Chief Executive Officer and a director of the Company, pursuant to which the Borrower borrowed €330,000 ($366,115) from Mr. Goulielmos. The Loan will bear an interest rate of 2% per annum and will be due and was payable in full on May 11, 2015. The maturity date has been extended to November 11, 2015. The Company has accrued interest expense of $4,006 as of June 30, 2015.

At December 31, 2013, our former Chief Executive Officer and Director, Mr. Panagiotis Drakopoulos, was owed $110,000 in unpaid salaries. At December 31, 2014, $96,500 unpaid salaries were forgiven and the amount was therefore written off. As of June 30, 2015 the company paid Mr. Drakopoulos the remaining open amount.

We believe that all related party transactions were on terms at least as favorable as we would have secured in arm’s-length transactions with third parties. Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

NOTE 4 – LEASES

The Company conducts its operations from an office located in Chicago, Illinois for which we paid rent of approximately $307 per month through November 2013. In December 2013 we moved our office to another location in Chicago Illinois. Beginning in February 2014, we paid rent of approximately $710 per month for our office through December 31, 2014. Effective January 1, 2015, the monthly rent expense is $730. Rent expense for the six and three month periods ended June 30, 2015 was $5,150 and $2,244 and $5,801 and $2,895 for the six and three month periods ended June 30, 2014, respectively.

The offices of Amplerissimo are located in Cyprus for which we paid approximately $110 per month under a one year lease which expired in July 2013 and was renewed through July 2015. Rent expense for the six and three month periods ended June 30, 2015 was $660 and $330, respectively and $660 and $330 for the six and three month periods ended June 30, 2014, respectively.

The offices of SkyPharm are located in Greece for which we paid approximately €4,325 ($5,405) per month under a six year lease commencing September 2014. Rent expense for the six and three month periods ended June 30, 2015 was €25,950 ($28,696) and €12,975 ($14,640), respectively and $0 and $0 for the six and three month periods ended June 30, 2014, respectively.

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

	SIX MONTHS ENDED		THREE MONTHS ENDED
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income (loss)	$(241,273)	$1,542,499	$(132,620)	$928,283
Weighted average common shares outstanding - basic	125,601,282	125,585,532	125,601,282	125,585,532
Option awards	207,439	219,362	207,439	218,581
Weighted average common shares outstanding - dilutive	125,808,721	125,804,894	125,808,721	125,804,113
Net income (loss) per share - basic and diluted	$(0.00)	$0.01	$(0.00)	$0.01

NOTE 6 – DEPOSIT ON PENDING ACQUISITION

On August 19, 2014, Amplerissimo Ltd., a company incorporated in Cyprus and a subsidiary of the Company (“Amplerissimo”) entered into a Share Purchase Agreement (the "Purchase Agreement") with B2IN S.A., a corporation organized under the laws of Greece ("B2IN"), Unilog Logistics S.A., a corporation organized under the laws of Greece and a wholly owned subsidiary of B2IN ("Unilog"), and Wilot Limited, a corporation organized under the laws of Cyprus ("Seller"). Unilog operates a pharmaceutical logistics business in Greece. Subject to the terms, conditions, and provisions of the Purchase Agreement, at the closing (the "Closing") of the transactions contemplated by the Purchase Agreement, Amplerissimo will acquire from Seller all of the outstanding capital stock of B2IN for a purchase price of seven million euros (€ 7,000,000) or approximately $7,766,000. As of June 30, 2015, €5,540,000 ($6,146,298) of this purchase price was paid to the Seller by Amplerissimo and is classified as a deposit on pending acquisition on the June 30, 2015 balance sheet. Upon the occurrence of the Closing, Unilog will be an indirect, wholly owned subsidiary of Amplerissimo. The Closing is subject to conditions outside the control of Amplerissimo. Under the agreement for extension entered into as of 18th day of August 2015 if the Closing does not occur by March 30, 2016 for any reason, Amplerissimo is entitled to have the deposit returned to it by Seller.

NOTE 7 – COMMON STOCK ISSUANCE

On April 28, 2015, the Company issued 45,000 shares of common stock to Hellenic American Securities for consulting services and has recorded consulting expense of $28,350 for the quarter ended June 30, 2015 based on the average share price on the date of issuance. The terms of the consulting agreement call for payments of $1,000 per month plus 180,000 shares on an annual basis which will be issued quarterly.

NOTE 8 – SUBSEQUENT EVENTS

On August 17, 2015, the Company entered into a Loan Agreement with Dimitrios Goulielmos, the Chief Executive Officer and a Director of the Company, pursuant to which the Company borrowed $50,000 from the Lender (the “August 2015 Loan”). The August 2015 Loan will bear an interest rate of 2% per annum, with a balloon payment of principal and interest and will mature on December 16, 2016.

On August 18, 2015, Amplerissimo Ltd. entered into an extension agreement (the “Extension Agreement”) with Wilot Limited pursuant to which parties agreed to extend the closing date for the Share Purchase Agreement, dated as of August 19, 2014 to March 30, 2016. In connection therewith, in the event the Share Purchase Agreement does not close or is terminated by Amplerissimo Ltd., the deposit shall be refunded to Amplerissimo Ltd.

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

On August 19, 2014, Amplerissimo Ltd., a company incorporated in Cyprus and subsidiary of the Company (“Amplerissimo”) entered into a Share Purchase Agreement (the "Purchase Agreement") with Wilot Limited, a corporation organized under the laws of Cyprus ("Seller") for the acquisition of B2IN S.A., a corporation organized under the laws of Greece ("B2IN"), and its wholly owned subsidiary Unilog Logistics S.A., a corporation organized under the laws of Greece. Unilog operates a pharmaceutical logistics business in Greece. Subject to the terms, conditions, and provisions of the Purchase Agreement, at the closing (the "Closing") of the transactions contemplated by the Purchase Agreement, Amplerissimo will acquire from Seller (Wilot) all of the outstanding capital stock of B2IN for a purchase price of seven million euros (€ 7,000,000) or approximately $7,766,000. As of June 30, 2015, €5,540,000 ($6,146,298) of this purchase price was paid to the Seller by Amplerissimo and is classified as a deposit on pending acquisition on the June 30, 2015 balance sheet.

Upon the occurrence of the Closing, B2IN and Unilog will be indirect, wholly owned subsidiaries of Amplerissimo. The Closing is subject to conditions outside the control of Amplerissimo. Please see Note 8 Subsequent Events for further information regarding the transaction.

SkyPharm

We are seeking to enter the pharmaceutical sector if and when we have sufficient capital through new wholly-owned subsidiaries that will focus on the wholesale of pharmaceutical products. On April 30, 2014, we entered into an Exclusive Cooperation Agreement with Grigorios Siokas to assume the position of Manager of Pharmaceutical Division of the Company. On August 1, 2014, we formed SkyPharm S.A. Greek Corporation (“SkyPharm”), a wholly owned subsidiary of Amplerissimo that will focus on wholesale sales of pharmaceutical products. SkyPharm is currently in the process of obtaining the necessary licensing from National Organization for Medicines of Greece required to be a wholesaler of pharmaceutical products. SkyPharm has not raised any capital and otherwise does not have the capital resources necessary to commence this line of business. However, the Company has expended approximately $248,000 as of June 30, 2015 in connection with these proposed operations. There can be no assurance that we will ever raise the required capital necessary to effectuate our business plan; and even if we do, there is no assurance that we will ever commence or successfully develop this line of business, notwithstanding the Agreement.

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

Results of Operations

Three Month Period ended June 30, 2015 versus June 30, 2014

During the three month period ended June 30, 2015, the Company had a net loss of $(132,620) with no revenues, versus net profit of $928,283 on revenue of $1,234,167, for the three month period ended June 30, 2014. Net profit in the most recent three month period in 2015 turned to a loss as compared to the corresponding period last year due to the absence of the revenue.

Revenue

The Company did not have any revenue for the three month period ended June 30, 2015, versus $1,234,167 during the three month period ended June 30, 2014. During the Company’s three month period ended June 30, 2015, revenues decreased by 100% as compared to revenues in the period ended June 30, 2014. This variation resulted against the corresponding period in 2014 primarily from the absence of new engagements through our subsidiary Amplerissimo, which is our only active subsidiary.

Operating Expenses

Total operating expenses for the three month period ended June 30, 2015 were $109,802, versus $168,261 during the three month period ended June 30, 2014. The approximate 34% decrease in operating expenses in the three month period in 2015, against the corresponding period in 2014, is primarily due to the costs of professional fees and other associated expenses in connection with being a public company, including related activity, as well as increased expenditures for potential company acquisitions. Consulting expenses consistently constitute the bulk of operating costs for the investment activities of the Company.

Unrealized Foreign Currency losses

Additionally, we had an unrealized foreign currency gain of $111,536 for the three months ended June 30, 2015 such that our net comprehensive loss for the period was $21,084 versus an unrealized foreign currency loss of $11,590 and comprehensive income of $916,693 during the three month period ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2015, the Company had working capital of approximately $4,754,000 versus a working capital of approximately $1,426,000 as of June 30, 2014 and approximately $5,452,000 as of December 31, 2014. Most of this change is attributed to the growth of the business of the subsidiary Amplerissimo and in the increase of revenues that incurred as of the year ended December 31, 2014.

At the end of period ended June 30, 2015, the Company had net cash of $188,055 versus $841,028 as of June 30, 2014. For the six months ended June 30, 2015, net cash used in operating activities was $255,577 versus $44,353 net cash provided by operating activities for the six months ended June 30, 2014. The decrease in net cash from operating activities was primarily due to the net loss and the decrease in accounts payable and accrued expenses and taxes payable, as well as the decreased revenues from the previous year end.

During the six months ended June 30, 2015, there was $33,820 net cash used in investing activities versus none used in during the six months ended June 30, 2014. This was primarily due to the purchase of fixed assets by Amplerissimo.

During the three months ended June 30, 2015, there was $67,000 of net cash provided by financing activities versus none provided by during the six months ended June 30, 2014.

We anticipate using cash in our bank account as of June 30, 2015, cash generated from the operations of the Company and its subsidiaries and from debt or equity financing, or from a loan from management, to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we may lose the qualification for quotation and our securities would no longer trade on the over the counter markets. Further, as a consequence we would fail to satisfy our SEC reporting obligations, and investors would then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

Off Balance Sheet Arrangements

As of June 30, 2015, there were no off balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Internal Controls Over Financial Reporting. No change occurred in our internal control over financial reporting during the second quarter of 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description

10.1	Loan Agreement, dated as of August 17, 2015, between Dimitrios Goulielmos and Cosmos Holdings Inc.

10.2	Agreement, dated as of August 18, 2015, by and between Amplerissimo Ltd. and Wilot Limited.

31.1	Certification of CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cosmos Holdings Inc.

Date: August 20, 2015	By:	/s/ Dimitrios Goulielmos
Dimitrios Goulielmos
Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Loan Agreement, dated as of August 17, 2015, between Dimitrios Goulielmos and Cosmos Holdings Inc.

10.2	Agreement, dated as of August 18, 2015, by and between Amplerissimo Ltd. and Wilot Limited.

31.1	Certification of CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

