Form 10-Q
period 2015-09-30
Cosmos Holdings Inc.
filed 2015-11-23
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Registrant's telephone number: (312) 674.4529

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

As of November 23, 2015 there were 125,630,532 shares issued and outstanding of the registrant's common stock.

COSMOS HOLDINGS INC.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

COSMOS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2015	December 31, 2014
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$155,868	$446,604
Prepaid expenses and other current assets	32,500	32,500
Deposit on pending acquisition	6,213,664	6,733,870

TOTAL CURRENT ASSETS	6,402,032	7,212,974

Other assets	38,344	9,601
Property and equipment, net	39,394	11,993

TOTAL ASSETS	$6,479,770	$7,234,568

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$85,918	$159,453
Salaries payable	-	6,000
Notes payable, related party - short term	540,128	504,115
Taxes payable	1,037,562	1,091,377

TOTAL CURRENT LIABILITIES	1,663,608	1,760,945

Notes payable, related party - long term	50,000	-

TOTAL LIABILITIES	1,713,608	1,760,945

Commitments and Contingencies (See Note 7)

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 125,630,532 and 125,585,532 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	125,631	125,586
Additional paid-in capital	(229,388)	(257,693)
Accumulated other comprehensive loss	(1,075,113)	(680,965)
Accumulated deficit	5,945,032	6,286,695

TOTAL STOCKHOLDERS' DEFICIT	4,766,162	5,473,623

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,479,770	$7,234,568

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements

COSMOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE
Revenue	$-	$5,778,993	$-	$7,794,216

OPERATING EXPENSES
Direct consulting costs	-	3,017	-	3,017
General and administrative expenses	68,156	189,721	262,241	431,155
Depreciation expense	6,996	-	6,996	-
TOTAL OPERATING EXPENSES	75,152	192,738	269,237	434,172

LOSS FROM OPERATIONS	(75,152)	5,586,255	(269,237)	7,360,044

OTHER INCOME (EXPENSE)
Interest income	8	-	1,067	-
Interest expense - related party	(3,200)	(2,495)	(7,836)	(7,405)
Interest expense	(21,842)	(63,520)	(65,453)	(63,520)
TOTAL OTHER INCOME (EXPENSE)	(25,034)	(66,015)	(72,222)	(70,925)

LOSS BEFORE INCOME TAXES	(100,186)	5,520,240	(341,459)	7,289,119

INCOME TAX EXPENSE	(204)	770,803	(204)	997,183

NET INCOME (LOSS)	(100,390)	4,749,437	(341,663)	6,291,936

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	55,764	(483,030)	(394,148)	(550,844)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	$(44,626)	$4,266,407	$(735,811)	$5,741,092

BASIC NET INCOME (LOSS) PER SHARE	$(0.00)	$0.04	$(0.00)	$0.05
DILUTED NET INCOME (LOSS) PER SHARE	$(0.00)	$0.04	$(0.00)	$0.05
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	125,585,532	125,585,532	125,611,081	125,585,532
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	125,793,974	125,801,795	125,818,867	125,803,939

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements

COSMOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(341,663)	$6,291,936
Adjustments to Reconcile Net (Income) Loss to Net Cash Used in Operating Activities:
Imputed interest	-	7,405
Depreciation expense	6,996	-
Stock-based compensation	28,350	-
Changes in Assets and Liabilities:
Accounts receivable	-	(62,030)
Prepaid expenses	-	(39,339)
Other assets	(28,743)	(4,630)
Accounts payable and accrued expenses	(79,535)	(456,080)
Taxes payable	84,997	1,061,679
Deferred revenue	-	(671)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(329,598)	$6,798,270

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$(34,397)	$-
NET CASH USED IN INVESTING ACTIVITIES	$(34,397)	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Deposits	$-	$(7,027,490)
Proceeds from related party loan	120,000	-
Payment of related party loan	(3,000)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$117,000	$(7,027,490)

Effect of exchange rate changes on cash	$(43,741)	$(550,844)

NET DECREASE IN CASH	(290,736)	(780,064)

CASH AT BEGINNING OF PERIOD	446,604	864,489
CASH AT END OF PERIOD	$155,868	$84,425

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$-	$-
Income Tax	$-	$-

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements

COSMOS HOLDINGS INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2015

NOTE 1 – BASIS OF PRESENTATION

The terms "COSM," "we," "the Company," and "us" as used in this report refer to Cosmos Holdings Inc. The accompanying unaudited consolidated balance sheet as of September 30, 2015 and unaudited consolidated statements of operations for the nine and the three months ended September 30, 2015 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of COSM, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and the three month period ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2014 and 2013, included in the Company's Annual Report on Form 10-K. The accompanying unaudited consolidated balance sheet as of December 31, 2014 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet. Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 – INCOME TAXES

At September 30, 2015, the Company's effective tax rate differs from the US federal statutory tax rate primarily due to a valuation allowance recorded against net deferred tax assets in all jurisdictions in which the Company operates. At September 30, 2014, the Company's effective tax rate differed from the US federal statutory tax rate primarily due to earnings taxed at the lower income tax rate in Cyprus.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At September 30, 2015 the Company has a maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

As of September 30, 2015 the Company has no uncertain tax positions recorded in any jurisdiction where it is subject to income tax. The Company has recorded $65,453 of interest and penalties as interest expense for the nine months ended September 30, 2015 in accordance with this policy.

NOTE 3 – RELATED PARTY TRANSACTIONS

On August 17, 2015, the Company entered into a Loan Agreement with Dimitrios Goulielmos, the Chief Executive Officer and a Director of the Company, pursuant to which the Company borrowed $50,000 from Mr. Goulielmos. The loan will bear an interest rate of 2% per annum and is due and payable in full on December 15, 2016. The Company has accrued interest expense of $118 as of September 30, 2015.

On March 27, 2015, the Company entered into a Loan Agreement with Dimitrios Goulielmos, the Chief Executive Officer and a Director of the Company, pursuant to which the Company borrowed $70,000 from Mr. Goulielmos. The loan will bear an interest rate of 2% per annum and is due and payable in full on December 15, 2015. The Company has accrued interest expense of $717 as of September 30, 2015.

On December 29, 2014, the Company entered into a Loan Agreement with Dimitrios Goulielmos, the Chief Executive Officer and a director of the Company, pursuant to which the Company borrowed $100,000 from Mr. Goulielmos. The Loan bears interest at the rate of 2% per annum and was due and payable in full on September 30, 2015. The maturity date has been extended to December 31, 2015. The Company has accrued interest expense of $1,495 as of September 30, 2015.

On December 29, 2014, the Company borrowed $3,000 from Dimitrios Goulielmos, the Chief Executive Officer and a director of the Company. The loan was non-interest bearing and was repaid in full in January 2015.

On November 21, 2014, SkyPharm entered into a Loan Agreement with Dimitrios Goulielmos, the Chief Executive Officer and a director of the Company, pursuant to which the Borrower borrowed €330,000 ($367,059) from Mr. Goulielmos. The Loan will bear an interest rate of 2% per annum and will be due and was payable in full on May 11, 2015. The maturity date has been extended to November 11, 2015. The Company has accrued interest expense of $5,537 as of September 30, 2015.

At December 31, 2013, our former Chief Executive Officer and Director, Mr. Panagiotis Drakopoulos, was owed $110,000 in unpaid salaries. At December 31, 2014, $96,500 unpaid salaries were forgiven and the amount was therefore written off. As of June 30, 2015 the company paid Mr. Drakopoulos the remaining open amount.

We believe that all related party transactions were on terms at least as favorable as we would have secured in arm's-length transactions with third parties. Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

NOTE 4 – LEASES

The Company conducts its operations from an office located in Chicago, Illinois for which we paid rent of approximately $307 per month through November 2013. In December 2013 we moved our office to another location in Chicago Illinois. Beginning in February 2014, we paid rent of approximately $710 per month for our office through December 31, 2014. Effective January 1, 2015, the monthly rent expense is $730. Rent expense for the nine and three month periods ended September 30, 2015 was $6,570 and $2,190 and $8,696 and $2,895 for the nine and three month periods ended September 30, 2014, respectively. The lease was terminated effective November 30, 2015 and new lease has been entered into or is contemplated.

The offices of Amplerissimo are located in Cyprus for which we paid approximately $110 per month under a one year lease which expired in July 2013 and was renewed through July 2015. Rent expense for the nine and three month periods ended September 30, 2015 was $770 and $110, respectively and $660 and $330 for the nine and three month periods ended September 30, 2014, respectively.

The offices of SkyPharm are located in Greece for which we paid approximately €4,325 ($4,823) per month under a six year lease commencing September 2014. Rent expense and guarantees for the nine and three month periods ended September 30, 2015 was €38,925 ($43,405) and €12,975 ($14,468), respectively and $0 and $0 for the nine and three month periods ended September 30, 2014, respectively.

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

	NINE MONTHS ENDED		THREE MONTHS ENDED
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income (loss)	$(341,663)	$6,291,936	$(100,390)	$4,749,437
Weighted average common shares outstanding - basic	125,611,081	125,585,532	125,585,532	125,585,532
Option awards	207,786	218,407	208,442	216,263
Weighted average common shares outstanding - dilutive	125,818,867	125,803,939	125,793,974	125,801,795
Net income (loss) per share - basic and diluted	$(0.00)	$0.05	$(0.00)	$0.04

NOTE 6 – DEPOSIT ON PENDING ACQUISITION

On August 19, 2014, Amplerissimo Ltd., a company incorporated in Cyprus and a subsidiary of the Company ("Amplerissimo") entered into a Share Purchase Agreement (the "Purchase Agreement") with B2IN S.A., a corporation organized under the laws of Greece ("B2IN"), Unilog Logistics S.A., a corporation organized under the laws of Greece and a wholly owned subsidiary of B2IN ("Unilog"), and Wilot Limited, a corporation organized under the laws of Cyprus ("Seller"). Unilog operates a pharmaceutical logistics business in Greece. Subject to the terms, conditions, and provisions of the Purchase Agreement, at the closing (the "Closing") of the transactions contemplated by the Purchase Agreement, Amplerissimo will acquire from Seller all of the outstanding capital stock of B2IN for a purchase price of seven million euros (€ 7,000,000) or approximately $7,851,000. As of September 30, 2015, €5,540,000 ($6,213,664) of this purchase price was paid to the Seller by Amplerissimo and is classified as a deposit on pending acquisition on the June 30, 2015 balance sheet. Upon the occurrence of the Closing, Unilog will be an indirect, wholly owned subsidiary of Amplerissimo. The Closing is subject to conditions outside the control of Amplerissimo. Under the agreement for extension entered into as of 18th day of August 2015 if the Closing does not occur by March 30, 2016 for any reason, Amplerissimo is entitled to have the deposit returned to it by Seller.

NOTE 7 – COMMON STOCK ISSUANCE

On April 28, 2015, the Company issued 45,000 shares of common stock to Hellenic American Securities for consulting services and has recorded consulting expense of $28,350 for the quarter ended September 30, 2015 based on the average share price on the date of issuance. The terms of the consulting agreement call for payments of $1,000 per month plus 180,000 shares on an annual basis which will be issued quarterly. As of November 19, 2015, this agreement has been terminated due to lack of service.

NOTE 8 – SUBSEQUENT EVENTS

On November 4, 2015, Dimitrios S. Goulielmos (the "Seller"), a resident of Greece and Chief Executive Officer and a director of Cosmos Holdings Inc. (the "Company"), entered into a Stock Purchase Agreement (the "SPA") with Grigorios Siokas (the "Buyer"), a resident of Greece. Pursuant to the SPA, the Seller has agreed to sell to the Buyer 95,000,000 of the 100,000,000 Common Shares of the Company owned by the Seller. The aggregate purchase price for the shares was $1.00; plus the obligation to repay various debt obligations of the Company, except with respect to the repayment of €200,000 Euro that was loaned by the Seller to Sky Pharm In addition, pursuant to the SPA, the Seller foregave and released the Company and Sky Pharm S.A., Amplerissimo Ltd. ("Sky Pharm"), the Company's subsidiary, from all claims; provided, that contingent upon the repayment of debt obligations, the Company will be forgiven and released from the $220,000 in loans to the Seller and the related accrued interest of $2,330. Sky Pharm will be forgiven and released from the €130,000 ($145,808) in loans to the Seller and the related accrued interest of €1,946 ($2,183).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believes," "project," "expects," "anticipates," "estimates," "intends," "strategy," "plan," "may," "will," "would," "will be," "will continue," "will likely result," and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission ("SEC").

Overview

Cosmos Holdings Inc. ("us", "we", or the "Company") was incorporated in the State of Nevada on July 21, 2009 under the name Prime Estates and Developments, Inc. for the purpose of acquiring and operating commercial real estate and real estate related assets. On November 14, 2013, we changed our name to Cosmos Holdings Inc.

We are currently focusing our existing operations on expanding the businesses of our new subsidiaries, Amplerissimo and SkyPharm S.A, a wholly owned subsidiary of Amplerissimo ("SkyPharm"). The Company has transitioned into a holding company and as a result the Company is currently actively pursuing and investing potential acquisition targets in various industries, including, but not limited to, pharmaceutical industry and related pharmaceutical logistics companies, cargo shipping industry, green and high tech technologies, the food industry, and the insurance industry. We have held preliminary discussions with several potential acquisition candidates and have entered into two binding agreements to acquire two such targets. The first is to acquire the 100% of the issued and outstanding shares of the B2IN S.A., a corporation organized under the laws of Greece ("B2IN"). B2IN is the parent company of the Greek entity Unilog S.A, which provides pharmaceutical logistic services. The second potential acquisition is for a 70% equity ownership interest of Terranova Inc., a Delaware corporation ("Terranova"), based in Chicago. Neither of the aforementioned transactions to acquire the targets have closed yet and no assurances can be given that either acquisition will be completed. As described below, various contingencies exist that must be satisfied prior to the expiration of the binding agreements.

Amplerissimo

Amplerissimo's principal activities are the trading of products, providing representation, and provision of consulting services to various sectors. In the interim, we plan on continuing to offer the same products and services through Amplerissimo which include: data mining, statistical data analysis, research and analysis, negotiating services, credit risk analysis, credit management, conducting case studies, introduction services, e-commerce consulting, marketing management consulting, expansion strategies consulting, information systems consulting, and business management software consulting. We also intend to add additional services to the ones that we currently offer, including systems integration, accredited partnership services, and installation and resale of third parties systems and software. We intend to accomplish this by new cooperative agreements or acquisition of other existing companies. However, at this time we have no binding agreement, commitment or obligation for any such ventures.

On August 19, 2014, Amplerissimo Ltd., a company incorporated in Cyprus and subsidiary of the Company ("Amplerissimo") entered into a Share Purchase Agreement (the "Purchase Agreement") with Wilot Limited, a corporation organized under the laws of Cyprus ("Seller") for the acquisition of B2IN S.A., a corporation organized under the laws of Greece ("B2IN"), and its wholly owned subsidiary Unilog Logistics S.A., a corporation organized under the laws of Greece. Unilog operates a pharmaceutical logistics business in Greece. Subject to the terms, conditions, and provisions of the Purchase Agreement, at the closing (the "Closing") of the transactions contemplated by the Purchase Agreement, Amplerissimo will acquire from Seller (Willot) all of the outstanding capital stock of B2IN for a purchase price of seven million euros (€ 7,000,000) or approximately $7,851,000. As of September 30, 2015, €5,540,000 ($6,213,664) of this purchase price was paid to the Seller by Amplerissimo and is classified as a deposit on pending acquisition on the September 30, 2015 balance sheet. Upon the occurrence of the Closing, B2IN and Unilog will be indirect, wholly owned subsidiaries of Amplerissimo. The Closing is subject to conditions outside the control of Amplerissimo.

SkyPharm

We are seeking to enter the pharmaceutical sector if and when we have sufficient capital through new wholly-owned subsidiaries that will focus on the wholesale of pharmaceutical products. On April 30, 2014, we entered into an Exclusive Cooperation Agreement with Grigorios Siokas to assume the position of Manager of Pharmaceutical Division of the Company. On August 1, 2014, we formed SkyPharm S.A. Greek Corporation ("SkyPharm"), a wholly owned subsidiary of Amplerissimo that will focus on wholesale sales of pharmaceutical products. SkyPharm is currently in the process of obtaining the necessary licensing from National Organization for Medicines of Greece required to be a wholesaler of pharmaceutical products. SkyPharm has not raised any capital and otherwise does not have the capital resources necessary to commence this line of business. However, the Company has expended approximately $291,000 as of September 30, 2015 in connection with these proposed operations. There can be no assurance that we will ever raise the required capital necessary to effectuate our business plan; and even if we do, there is no assurance that we will ever commence or successfully develop this line of business, notwithstanding the Agreement.

We have already facilitated the medicines warehouse with the proper equipment, specifically with the proper shelves, working table, medicines cold fridge and barcode machines. The offices in Thessaloniki have been also equipped with the proper equipment and specifically with the office tables, chairs and the terminals for each one working station. The hardware systems and software programs that are needed for the efficient trading of pharmaceuticals is already installed. As of 07/22/2015 the Hellenic Ministry of Health and more specifically the National Organization for Medicines has granted the license for the wholesale of pharmaceutical products for human use to the Company. The validity of the license is five years and under the EU directive of (2013/C 343/01) the company is obliged to fulfill the Guidelines of the Good Distribution Practices of medical products for human use. The Company has already incorporated all the methodologies, procedures, processes and resources in order to be in accordance with the guidelines of the Good Distribution Practices.

Results of Operations

Three Month Period ended September 30, 2015 versus September 30, 2014

During the three month period ended September 30, 2015, the Company had a net loss of $(100,390) with no revenues, versus net profit of $4,749,437 with revenues of $5,778,993 for the three month period ended September 30, 2014. Net profit in the most recent three month period in 2015 turned to a loss as compared to the corresponding period last year due to the absence of revenue.

Revenue

The Company did not have any revenue for the three month period ended September 30, 2015, versus $5,778,993 during the three month period ended September 30, 2014. During the Company's three month period ended September 30, 2015, revenues decreased by 100% as compared to revenues in the period ended September 30, 2014. This variation resulted against the corresponding period in 2014 primarily from the absence of new engagements through our subsidiary Amplerissimo, which is our only active subsidiary.

Operating Expenses

Total operating expenses for the three month period ended September 30, 2015 were $75,152 versus $192,738 during the three month period ended September 30, 2014. The approximate 156% decrease in operating expenses in the three month period in 2015, against the corresponding period in 2014, is primarily due to the costs of professional fees and other associated expenses in connection with being a public company, including related activity, as well as increased expenditures for potential company acquisitions. Consulting expenses consistently constitute the bulk of operating costs for the investment activities of the Company.

Unrealized Foreign Currency losses

Additionally, we had an unrealized foreign currency gain of $55,764 for the three months ended September 30, 2015 such that our net comprehensive loss for the period was $44,626 versus an unrealized foreign currency loss of $483,030 and comprehensive income of $4,266,407 during the three month period ended September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2015, the Company had working capital of approximately $4,738,000 versus a working capital of approximately $5,695,000 as of September 30, 2014 and approximately $5,452,000 as of December 31, 2014. The decrease in working capital is attributed to the lack of growth of the business of the subsidiary Amplerissimo and in the decrease of revenues for the nine month period ended September 30, 2015. <>

At the end of period ended September 30, 2015, the Company had net cash of $155,868 versus $84,425 as of September 30, 2014. For the nine months ended September 30, 2015, net cash used in operating activities was $329,598 versus $6,798,270 net cash provided by operating activities for the nine months ended September 30, 2014. The decrease in net cash from operating activities was primarily due to the net loss and the decrease in accounts payable and accrued expenses and taxes payable, as well as the decreased revenues from the previous year end.

During the nine months ended September 30, 2015, there was $34,397 net cash used in investing activities versus none used in during the nine months ended September 30, 2014. This was primarily due to the purchase of fixed assets by Amplerissimo.

During the nine months ended September 30, 2015, there was $117,000 of net cash provided by financing activities versus $7,027,490 used in financing activities during the nine months ended September 30, 2014.

We anticipate using cash in our bank account as of September 30, 2015, cash generated from the operations of the Company and its operating subsidiary and from debt or equity financing, or from a loan from management, to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we may lose the qualification for quotation and our securities would no longer trade on the over the counter markets. Further, as a consequence we would fail to satisfy our SEC reporting obligations, and investors would then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

Plan of Operation in the Next Twelve Months

For our Subsidiary "SkyPharm S.A" we are committed to capitalizing on growth opportunities by advancing our own pipeline and maximizing the value of the pharmaceutical products, as well as through various forms of business development, which can include trading, alliances, licenses, joint ventures, dispositions and acquisitions. Moreover we continue to build on our portfolio of pharmaceutical products and expand our pipeline through various business development and trading transactions. The Company is gradually making its primary focus on pharmaceuticals, in terms of logistics, trade and anticipated production; provided no assurances can be made of the Company's ability to implement these plans.

We view our business development activity as an enabler of our strategies, and we seek to generate earnings growth and enhance shareholder value by pursuing a disciplined, strategic and financial approach to evaluating business development opportunities. Under these principles we assess our businesses and assets as part of our regular, ongoing portfolio review process and continue to consider trading development activities for our businesses.

For the Company's Amplerissimo subsidiary, we plan on continuing to offer the same products and services through Amplerissimo which include: data mining, statistical data analysis, research and analysis, negotiating services, credit risk analysis, credit management, conducting case studies, introduction services, e-commerce consulting, marketing management consulting, expansion strategies consulting, information systems consulting, and business management software consulting. We anticipate that we will spend approximately $15,000 to evaluate the different methods of services. This cost is made of up primarily legal, planning and structuring, and accounting due diligence. We currently have no binding agreements, commitments or contracts for new cooperative agreements or acquisition of other existing companies.

As to potential acquisitions, SEC filing requirements are such that we will have to file audited financial statements of all our operations, including any acquired business. As a result in connection with any potential acquisition, the Company shall initially ascertain whether we can obtain audited financials of any target company if we were to acquire them. We anticipate that we will spend approximately $30,000 to locate, conduct due diligence, and evaluate possible acquisitions. As noted above, as of the date of this report, we do not have any binding agreements, commitments, or understandings with any potential acquisition candidates.

On August 19, 2014, Amplerissimo entered into a Share Purchase Agreement (the "Purchase Agreement") with Wilot Limited, a company organized under the laws of Cyprus (the "Seller") in order to acquire B2IN, which is the parent of Unilog Logistics S.A., a corporation organized under the laws of Greece ("Unilog"). Unilog operates a pharmaceutical logistics business in Greece.  Subject to the terms, conditions, and provisions of the Purchase Agreement, at the closing of the transactions, Amplerissimo will acquire from Seller all of the outstanding capital stock of B2IN for a purchase price of seven million euro (€7,000,000).  Upon the occurrence of the Closing, Unilog will be an indirect, wholly owned subsidiary of Amplerissimo. The Closing is subject to conditions outside the control of Amplerissimo.

Off Balance Sheet Arrangements

As of September 30, 2015, there were no off balance sheet arrangements.

Critical Accounting Policies

Foreign Currency. We require translation of the Amplerissimo financial statements from euros to dollars since the reverse take-over on September 27, 2013. Assets and liabilities of all foreign operations are translated at year-end rates of exchange, and the statements of operations are translated at the average rates of exchange for the year. Gains or losses resulting from translating foreign currency financial statements are accumulated in a separate component of stockholders' equity until the entity is sold or substantially liquidated. Gains or losses from foreign currency transactions (transactions denominated in a currency other than the entity's local currency) are included in net (loss) earnings.

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

Future tax benefits of net operating loss carry forwards generated in the U.S. by us represent the primary component of our deferred tax assets. Under ASC 740 "Accounting for Income Taxes", we evaluate at every reporting period whether the benefit of such losses will more likely than not be realized. Based on our history of taxable losses in the U.S. and the potential annual limitation on future utilization if it is determined that a change in ownership as defined in IRC 382 has occurred, we have determined that it is not more likely than not that the tax benefit of such losses will be realized prior to their expiration and thus has recorded a full valuation allowance against ourr net deferred tax assets.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 ("ASU 2014-15"), "Presentation of Financial Statements - Going Concern." The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements and related disclosures.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Internal Controls Over Financial Reporting. No change occurred in our internal control over financial reporting during the third quarter of 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Cosmos Holdings Inc.

Date: November 23, 2015	By:	/s/ Dimitrios Goulielmos
Dimitrios Goulielmos
Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

