Form 10-K
period 2015-12-31
Cosmos Holdings Inc.
filed 2016-04-20
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to __________

Commission file number: 000-54436

COSMOS HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	27-0611758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

141 West Jackson Blvd, Suite 4236, Chicago, 60604, IL.	60604
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: (312) 865-0026

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter $11,608,778 as of June 30, 2015.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 125,630,532 as of April 20, 2016.

FORWARD-LOOKING STATEMENTS

Statements contained or incorporated by reference in this document contain information that includes or is based on "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements, including estimates of future revenues, future expenses, future net income and future net income per share, contained in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is included in this document, are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed results of operations. We have tried, whenever possible, to identify such statements by words such as "believes," "expects," "anticipates," "intends," "estimates," "plan," "projected," "forecast," "will," "may" or similar expressions.

We have based these forward-looking statements on our current expectations and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties. Investors should note that many factors, could affect our future financial results and could cause our actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document.

We do not undertake any obligation to update our forward-looking statements after the date of this document for any reason, even if new information becomes available or other events occur in the future, except as may be required under applicable securities law. You are advised to consult any further disclosures we make on related subjects in our reports filed with the Securities and Exchange Commission (SEC).

PART I

Item 1. Business

Company Overview

Cosmos Holdings Inc. ("us", "we", or the "Company") was incorporated in the State of Nevada on July 21, 2009 under the name Prime Estates and Developments, Inc. for the purpose of acquiring and operating commercial real estate and real estate related assets. On November 14, 2013, we changed our name to Cosmos Holdings Inc.

On September 27, 2013, the Company closed a reverse take-over transaction pursuant to which it acquired a private company whose principal activities are the trading of products, providing representation, and provision of consulting services to various sectors as described below. Pursuant to a Share Exchange Agreement between the Company and Amplerissimo Ltd. ("Amplerissimo"), a company incorporated in Cyprus, we acquired 100% of Amplerissimo's issued and outstanding common stock.

As a result of the reverse take-over transaction, Amplerissimo became our wholly-owned subsidiary. On August 1, 2014, Amplerissimo formed SkyPharm S.A. a Greek Corporation ("SkyPharm"), a subsidiary that focuses on pharmaceutical products. As of July 22, 2015, the Hellenic Ministry of Health and more specifically the National Organization for Medicines has granted the license for the wholesale of pharmaceutical products for human use to the Company. The license is valid for a period of five years and pursuant to the EU directive of (2013/C 343/01) SkyPharm is subject to the Guidelines of the Good Distribution Practices of the European Union (the "Good Distribution Practices") for the sale and distribution of medical products for human use. SkyPharm believes it has properly incorporated all the methodologies, procedures, processes and resources in order to be in accordance with the guidelines of the Good Distribution Practices. Our warehouse has been equipped with the proper equipment, specifically with the proper shelves, working tables, medicines cold fridge and barcode machines to comply with all requirements. In addition, our headquarters have also been equipped with the proper office equipment, specifically with the bureau tables, chairs and the terminals for each one working station as well central hardware systems (Servers) and software programs (ERP & CRM platforms) that are essential for the efficient running of the business are already installed and in place. The company commenced sales of pharmaceutical products in the beginning of November 2015.

We are currently focusing our existing operations on expanding the business of SkyPharm and have concentrated our efforts on becoming an international pharmaceutical company. The Company's focus will be on Branded Pharmaceuticals, Over-the-counter (OTC) medicines, and Generic Pharmaceuticals. The Company also intends to expand into Cosmetic-Beauty Products as well as Food Supplements and we target areas where we can build and maintain a strong position. The Company uses a differentiated operating model based on a lean, nimble and decentralized structure, an emphasis on low risk license acquisition as well as Research & Development and our ability to be better owners of pharmaceutical assets than others. This operating model and the execution of our Corporate Strategy are enabling the company to achieve sustainable growth and create shareholder value.

We regularly evaluate and, where appropriate, execute on opportunities to expand through the acquisition of pharmaceutical products and companies in areas that will serve patients and customers and that we believe will offer above average growth characteristics and attractive margins. In particular, we look to continue to enhance our pharmaceutical and over the counter product lines by acquiring or licensing rights to additional products and regularly evaluate selective acquisition and license opportunities.

Currently, Amplerissimo's principal activities are the trading of products, providing representation, and provision of consulting services to various sectors as described below. We plan on continuing to offer the same products and services through Amplerissimo which include: data mining, statistical data analysis, research and analysis, negotiating services, credit risk analysis, credit management, conducting case studies, introduction services, e-commerce consulting, marketing management consulting, expansion strategies consulting, information systems consulting, and business management software consulting. We also intend to add additional services to the ones that we currently offer, including systems integration, accredited partnership services, and installation and resale of third parties systems and software. We intend to accomplish this by new cooperative agreements or acquisition of other existing companies. However, at this time we have no binding agreement, commitment or obligation for any such ventures. No assurances can be made that these additional transactions can be provided.

Our principal office is located at 141 W. Jackson Blvd, Suite 4236, Chicago, Illinois 60604 Telephone: 312-865-0026. The Company's website can be found at the following URL: www.cosmosholdingsinc.com.

Business Environment

The Company conducts its business within the pharmaceutical industry and is active in both of the pharmaceutical markets branded and generic pharmaceutical products. The pharmaceutical industry is highly competitive and subject to comprehensive government regulations. Many factors may significantly affect the Company's sales of its products, including, but not limited to, efficacy, safety, price and cost-effectiveness, marketing effectiveness, product labeling, quality control and quality assurance as well as our research and development of new products. To compete successfully for business in the healthcare industry, the Company must demonstrate that its products offer medical benefits as well as cost advantages. Currently, most of the products that the Company is trading, compete with other products already on the market in the same therapeutic category, and are subject to potential competition from new products that competitors may introduce in the future.

Generic medicines are the pharmaceutical and therapeutic equivalents of branded pharmaceutical products and are generally marketed under their generic (chemical) names rather than by brand names. Typically, a generic drug may not be marketed until the expiration of applicable patent(s) on the corresponding branded product, unless a resolution of patent litigation results in an earlier opportunity to enter the market. Generic drugs are the same as branded products in dosage form, safety, efficacy, route of administration, quality, performance characteristics and intended use, but they are sold generally at prices below those of the corresponding branded products. Generic drugs provide a cost-effective alternative for consumers, while maintaining the same high quality, efficacy, safety profile, purity and stability of the branded product. At the moment we are not active yet in this market, we intend to sell generic products primarily in the European Market across multiple therapeutic categories in the near term.

The Company intends to start operating within the Cosmetic Products & Food Supplement industry markets. These specific industries are highly competitive and many factors may significantly affect the Company's sales of its products, including, but not limited to, price and cost-effectiveness, marketing effectiveness, product labeling, quality control and quality assurance. Currently the company is not selling any cosmetic product neither food supplements. No assurances can be made that the Company will be able to gain entry into these markets.

Corporate Strategy

The main strategy initiative is focused on continuing our progress in becoming a Global Specialty Pharmaceutical Company. Through the development of a lean and efficient operating model, we are committed to serving our customers while continuing to innovate and provide products that make a difference in the lives of patients. We strive to maximize our shareholders' value by adapting to market realities and customer needs.

We are committed to driving organic growth at attractive margins by improving execution, optimizing cash flow and leveraging our strong market position, while maintaining a streamlined cost structure throughout each of our businesses.

Specific areas of management's focus include:

-	Branded & Over the Counter Pharmaceuticals: Accelerating performance of Growth drivers, increasing profitability from high demand brands and investing in key pipeline development opportunities.

-

Generic Pharmaceuticals: Capitalizing on encouraging demand trends for a differentiated product portfolio and focusing on developing or acquiring high barrier to entry products, including first to file or first to market opportunities that are difficult to formulate, difficult to manufacture or face complex legal and regulatory challenges. Acquiring dossiers and registrations for generic products, which require limited manufacturing start-up and development activities.

-	Cosmetics Products & Food Supplements: Investing in high growth business segments with durable revenue streams and where possible and capable geographical expansion and penetration.

-

Research & Development: Committed to strategic R&D across each business unit with a particular focus on pharmaceutical and cosmetic products with inherently lower risk profiles and clearly defined regulatory pathways.

-

Growth Opportunities: Seeking to identify incremental development growth opportunities through acquisitions and product licensing. In addition to a focus on organic growth drivers, we are also actively pursuing accretive acquisitions that offer long-term revenue growth, margin expansion through synergies and the ability to maintain a flexible capital structure.

To successfully execute our corporate strategy, we must adopt and incorporate the following core strengths:

Diversification of our business to become a Global specialty Pharmaceutical company

In light of the evolving healthcare industry, we have to regularly evaluate and, where appropriate, execute on opportunities to expand through acquisitions of products and companies in areas that will serve patients and customers and that we believe will offer above average growth characteristics and attractive margins. In particular, we look to continue to enhance our product lines by acquiring or licensing rights to additional products and regularly evaluating selective acquisition and license opportunities.

Focus on business differentiated Generic Pharmaceutical Products.

Developing high-barrier-to-entry Generic pharmaceutical products, including first-to-file or first-to-market opportunities that are difficult to formulate, difficult to manufacture or face complex legal and regulatory challenges. We believe products with these characteristics will face a lesser degree of competition and therefore provide longer product life cycles and higher profitability than commodity generic products.

We plan to optimize our generic products pipeline and portfolio as part of a strategic assessment of our generic business. We will retain only those marketed products that deliver acceptable returns on investment, thereby leveraging our existing platform to drive operational efficiency.

Emphasis on Vertical Integration of Pharmaceutical Business units

We are strategically seeking to expand our technology, manufacturing, handling and development capabilities to a diversified array of pharmaceutical products. We believe our comprehensive suite of technology, manufacturing and development capabilities increases the likelihood of success in commercializing high-barrier-to-entry products and obtaining first-to-file and first-to-market status on future products, yielding more sustainable market share and profitability.

Targeted Sales and Marketing

We have to continue market our products directly and indirectly through a dedicated sales force team. Our sales force targets mainly wholesale distributors and other healthcare professionals. We sale our products principally through independent wholesale distributors, but we also sell directly to other pharmaceutical companies, clinics, government agencies, doctors, independent retail and specialty pharmacies and independent specialty distributors.

We believe this corporate strategy will allow us to maximize both the growth rate and profitability of the Company and at the same time to enhance shareholder value.

Products & Services

The current principal activity of SkyPharm is the trading of branded and generic pharmaceutical products and medicines across the European Union member states. SkyPharm will operate as a buyer from wholesale pharmaceutical companies and as a reseller to other companies. Thus, SkyPharm will be the operator and the mechanism between the supply and demand sides in the wholesale market. The Company could be characterized as the middle ring of this distribution channel.

The operational life cycle of services performed by SkyPharm could be described as follows:

a.	Searching and analyzing within market the demand and price of medicines;

b.	Demand list placement by the clients including specific medicines, volumes and prices;

c.	Research availability of the demanded medicines in the market;

d.	Choosing the appropriate supplier based upon available medicines and volumes;

e.	Order placement by the client;

f.	Checking control of the relevant authorities;

g.	Purchase of the medicines from the wholesalers;

h.	Assortment and storage of the medicines in the Company's facilities;

i.	Packaging the medicines according to the buyer's order list;

j.	Delivery of the medicines to clients facilities; and

k.	Direct payment for the shipment.

The entire aforementioned product life cycle should take three weeks to one month, from the demand list to the payment for the shipment.

We are formulating a broader and more diversified pharmaceutical product portfolio and a greater selection of targets for potential development. We target products with limited competition for reasons such as trading complexity or the market size, which make our pharmaceutical products a key growth driver of our portfolio and complementary to other product offerings.

Amplerissimo's principal activities are the trading of products, providing representation, and provision of consulting services to various sectors, as described below. Amplerissimo provides its customers with various types of services under a Master Service Agreement meaning the Agreement with the Customer lists a menu of services we provide and the customer picks the service it wants. These services include: data mining, statistical data analysis, research and analysis, negotiating services, credit risk analysis, credit management, conducting case studies, introduction services, e-commerce consulting, marketing management consulting, expansion strategies consulting, information systems consulting, and business management software consulting. The customer then submits a purchase order for a particular service on the menu. We agree with the customer on pricing and payment terms and we commence to provide the service to our customer. The price of the service varies with the type of service requested, the length of time for which the services is requested or will be required and the degree of difficulty in providing the services.

The Company does not deal directly with the end user or the ultimate recipient of the service provided. We rely on our customers to find clients that need the services we provide. When our customers find clients that need our services they will outsource the services to us to perform. We provide these services in three different capacities: we will either administer the service on our own; we will subcontract different aspects of the service and complete the remainder of the service ourselves; or we will outsource the entire project to a vendor. When we perform a service to the client of our customer, our customer will verify that the service has been provided in full and we, in turn, will bill our customer. Our payment is not dependent on whether or not our customer can collect from his client. When we bill our customer they are required to pay us under the terms outlined in our master services agreement. In the event we outsourced the work to one of our vendors, after we confirm with our customer that the service has been received we are required to pay our vendors regardless of whether or not our customer will pay us.

In general, our clients are not obligated to pay us until we have completed each project in full and we offer our clients up to six months to pay our invoice in full.

Customers

Through our subsidiary, SkyPharm, we primarily sell pharmaceutical products directly to a limited number of large wholesale drug distributors who, in turn, supply-sell the products to other wholesalers, hospitals, pharmacies, governmental agencies across the European Union member states. Currently Amplerissimo has two clients and has two agreements that generally outline the services, time frames, pricing, payment, and other terms that the company has the ability to provide them for the year ended at December 31, 2015, neither of these clients has requested or delivered any kind of services by the Company under the aforementioned agreements. Total revenues from the customers that accounted for 10% or more of our total consolidated revenues during the years ended December 31, 2015 & 2014 are as follows:

	2015	2014
Interport ltd	18.37%	0.00%
MPA Pharma GmbH	68.84%	0.00%
Millenia International Group Ltd.	0.00%	58.09%
Tech Telecoms & Trade ltd	0.00%	41.91%

No other customer generated over 10% of our total revenues.

We make a significant amount of our sales to a relatively small number of pharmaceutical product wholesalers. These customers represent an essential part of the distribution chain of our products. Pharmaceutical wholesalers have undergone, and are continuing to undergo, significant consolidation in a worldwide basis. This consolidation resulted in these groups gaining additional purchasing leverage and consequently increasing the product pricing pressures facing our business.

Geographic Markets

All of our revenues are generated from operations in the European Union or otherwise earned outside the U.S. All of our foreign operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls, fluctuations in the relative values of currencies, political and economic instability and restrictive governmental actions including. Our geographical market sales distribution of our total consolidated revenues during the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
Germany	68.84%	0.00%
United Kingdom of England	26.50%	0.00%
Greece	2.90%	0.00%
Poland	1.76%	0.00%
Cyprus	0.00%	100.00%
Total	100.00%	100.00%

We currently sell the products to wholesalers through our own sales force. We do not sell directly to large drug store chains or through distributors in countries where we do not have our own sales staff. As part of our sales marketing and promotion program, we use direct advertising, direct mailings, trading techniques, direct & personal contacts, exhibition of products at medical conventions and sponsor medical education symposia.

Competition

Our pharmaceutical businesses are conducted in intensely competitive and often highly regulated markets. Many of our trading pharmaceutical products face competition in the form of branded or generic drugs that treat similar diseases or indications. The principal forms of competition include efficacy, safety, ease of use, and cost effectiveness. The means of competition vary across product categories and business groups, demonstrating the value of our trading products is a critical factor for success in all of our principal businesses.

Our competitors include other trading companies, smaller companies, with generic drug and consumer healthcare products. We compete with other companies that manufacture and sell products that treat diseases or indications similar to those treated by our trading pharmaceutical products.

Our competitive position in pharmaceutical sector is affected by several factors, including, among others, the amount and effectiveness of our and our competitors' promotional resources; customer acceptance; product quality; our and our competitors' introduction of new products, ingredients, claims, dosage forms, or other forms of innovation; and pricing, regulatory and legislative matters (such as product labeling, patient access and prescription).

The Branded pharmaceutical industry is highly competitive. Our products compete with products manufactured by many other companies in highly competitive markets throughout the EU territory and internationally as well. Competitors include many of the major brand name and generic manufacturers of pharmaceutical products. If competitors introduce new products, delivery systems or processes with therapeutic or cost advantages, our products can be subject to progressive price reductions or decreased volume of sales, or both.

In the Generic pharmaceutical market, we might face intense competition from other generic drug manufacturers, brand name pharmaceutical companies, existing brand equivalents and manufacturers of therapeutically similar drugs.

By specializing in high barrier to entry products, we endeavor to market more profitable and longer-lived products relative to commodity generic products. We believe that our competitive advantages include our integrated team-based approach to product development that combines our formulation, regulatory, legal and commercial capabilities; our ability to introduce new generic equivalents for brand-name drugs; our ability to meet customer expectations; and the breadth of our existing generic product portfolio offering.

Newly introduced Generic products with limited or no other generic competition typically garner higher prices. At the expiration of the exclusivity period, other generic distributors may enter the market, resulting in a significant price decline for the drug. Consequently, the maintenance of profitable operations in generic pharmaceuticals depends, in part, on our ability to select, develop and launch new generic products in a timely and cost efficient manner and to maintain efficient, high quality business capabilities.

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

As far as Amplerissimo is concerned we face significant competition delivering data mining, statistical data analysis, research and analysis, negotiating services, credit risk analysis, credit management, conducting case studies, introduction services, e-commerce consulting, marketing management consulting, expansion strategies consulting, information systems consulting, and business management software consulting services.

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

We will compete based upon our flexibility to customize our services and products to our client's specific needs utilizing our knowledge of a large number service provides and what we believe is our ability to provide services at faster and more efficiently than our competitors with the same quality of service and finished products as our competitors. We also believe that these characteristics enable us to provide our services at lower cost than our competitors.

Government Regulations

Government authorities in the EU and in other countries extensively regulate, among other things, the research, development, testing, approval, manufacturing, labeling, post-approval monitoring and reporting, packaging, advertising and promotion, storage, distribution, marketing and export and import of pharmaceutical products. As such, our branded pharmaceutical products and the generic product candidates are subject to extensive regulation both before and after approval. The process of obtaining regulatory approvals and the subsequent compliance with applicable state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with these regulations could result in, among other things, warning letters, civil penalties, delays in approving or refusal to approve a pharmaceutical product.

Patents, Trademarks, Licenses and Proprietary Property

As of July 22, 2015 the Company has acquired the license for the wholesale of pharmaceutical products for human use by the Hellenic Ministry of Health and more specifically the National Organization for Medicines. The license is valid for a period of five years and pursuant to the EU directive of (2013/C 343/01) the Company is subject to fulfill the Guidelines of the Good Distribution Practices of medical products for human use.

At present, besides the above license we do not have any intellectual property or other licenses, including, but not limited to, patents, trademarks, franchises, concessions, and royalty agreements or other proprietary interests.

We will rely on confidentiality agreements with our employees, consultants and other parties to protect, among other things, trade secrets and other proprietary technology. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop equivalent proprietary information or that other third parties will not otherwise gain access to our trade secrets and other intellectual property

Employees

As of December 31, 2015, the Company did not have full-time employees. In addition, our Chairman, CEO and CFO, Mr. Grigorios Siokas, provides services to the Company but is under no employment agreement or similar contract and is not currently drawing a salary from the Company.

As of December 31, 2015, in our Subsidiaries in Greece and Cyprus we have 14 full time employees in total, out of which 8 are engaged in sales and marketing department, 3 in logistic & transportation works, 1 in quality assurance, 1 in the accounting department and 1 in general and administrative capacities. Our employees are not members of any unions. We consider our relations with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.

We have a team with a track record of successfully developing portfolio of pharmaceutical product. In order to achieve our strategic objectives, we have, and will remain, focused on hiring and retaining a highly skilled management team that has extensive experience and specific skill sets relating to the sales, selection, development and commercialization of pharmaceutical products. We intend to continue our efforts to build and expand this team as we grow our business. No assurances can be given that the Company will be able to retain any additional persons.

Product Insurance

We do not have to insure our trading products since we are selling ex-works, thus our client is responsible for the transportation and the insurance of the products against any damage. In the future, we will continue to reevaluate our decision and may purchase product liability insurance to cover some of or all of our product liability risk.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

The Company's only subsidiary is Amplerissimo Ltd. SkyPharm, S.A. is a wholly-owned subsidiary of Amplerissimo Ltd.

Available Information

Our internet address is http://www.cosmoshold.com. We post links on our website to the following filings as soon as reasonably practicable after they are electronically filed or furnished to the SEC: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendment to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available through our website free of charge. The information on our Internet website is not incorporated by reference into this Form 10-K or our other securities filings and is not a part of such filings

Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330 or 1-202-551-8090. You can also access our filings through the SEC's internet address site: www.sec.gov, under our OTCQB ticker COSM.

Item 1A. Risk Factors

The Company is not required to provide the information called for in this item due to its status as a Smaller Reporting Company.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company rents three corporate offices:

•

US Office corporate office is located at 141 W. Jackson Blvd, Suite 4236, Chicago, Illinois 60604. The Company has a two year lease which commenced on December 1, 2013, at the rate of $730 per month. This lease was terminated in November of 2015. The Company is in the process of renewing the lease agreement to be effective May 1, 2016 through April 30, 2017.

•

The Cyprus office of Amplerissimo is located at 9, Vasili Michaelidi Street, 3026, Limassol, Cyprus. The Company had a one year lease which commenced on July 29, 2013 and was renewed on July 2015 through July 2016 at the rate of $110 per month.

•

The Greece office SkyPharm is located at 5, Agiou Georgiou Street, 57001, Pylaia, Thessaloniki, Greece. The Company had a six year lease which commenced on September 1, 2014 at the rate of €4,325 (approximately $4,802) per month. On December 1, 2015, the Company rented additional square footage within this building for an additional €829 ($920) per month

Each of the above facilities is adequate for the Company's current needs.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Over-The-Counter Market under the symbol "COSM" The following table of high and low stock prices are based on actual trades.

Bid Information*

Quarter Ended	High	Low

Year Ended December 31, 2014
March 31, 2014	$1.35	$1.07
June 30, 2014	1.25	0.92
September 30, 2014	1.17	0.89
December 31, 2014	1.10	0.87

Year Ended December 31, 2015
March 31, 2015	0.94	0.38
June 30, 2015	0.80	0.70
September 30, 2015	0.69	0.45
December 31, 2015	0.80	0.80

Year Ended December 31, 2016
March 31, 2016	0.80	0.63

__________

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

Holders of Our Common Stock

As of December 31, 2015, we had 125,630,532 shares of our common stock issued and outstanding, held by approximately 70 stockholders of record. The number of record holders may not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

During the fiscal year ended December 31, 2015, the Company equipped a warehouse for medicines for our subsidiary SkyPharm in Thessaloniki, Greece. The warehouse has been equipped with the proper shelves, working tables, medicines cold fridge and barcode machines in compliance with all regulations. The offices in Thessaloniki have been also equipped with the proper equipment and specifically with the office tables, chairs and the terminals for each one working station. The hardware systems and software programs that are needed for the efficient trading of pharmaceuticals are already installed. As of July 22, 2015 the Hellenic Ministry of Health and more specifically the National Organization for Medicines granted the license for the wholesale of pharmaceutical products for human use to SkyPharm. The license is valid for a period of five years and pursuant to the EU directive of (2013/C 343/01) the company is subject to fulfill the Guidelines of the Good Distribution Practices of medical products for human use. The Company has already incorporated the methodologies, procedures, processes and resources in order to be in accordance with the guidelines of the Good Distribution Practices. The company commenced the sales of pharmaceutical products in the beginning of November 2015.

The Company conducts its business within the pharmaceutical industry and in order to compete successfully for business in the healthcare industry, must demonstrate that its products offer medical benefits as well as cost advantages. Currently, most of the products that the Company is trading, compete with other products already on the market in the same therapeutic category, and are subject to potential competition from new products that competitors may introduce in the future.

The Company and its subsidiary SkyPharm S.A., raised limited capital as of December 31, 2015 and otherwise does not have the capital resources necessary to commence in full this line of business. The Company for the period ended has recorded total revenues of $533,802 and has incurred expenses of approximately $976,261 in connection with these proposed operations. There can be no assurance that we will ever raise the required capital necessary to effectuate our business plan; and even if we do, there is no assurance that we will ever commence or successfully develop this line of business.

The following significant events and transactions occurred during 2015 and through the date of the filing of this Annual Report on Form 10-K:

On January 12, 2015, we entered into a letter of intent (LOI) to acquire a 70 percent majority stake in a Chicago-based mobile technology company, which develops A.I. software, a proprietary algorithm and APIs that power mobile apps, including its own location-based consumer app for mobile devices. The aforementioned letter of intent (LOI) expired, without the completion of the acquisition. The Company has abandoned any further negotiations.

Amplerissimo Ltd., a company incorporated in Cyprus and a subsidiary of the Company ("Amplerissimo") entered into a Share Purchase Agreement (the "Purchase Agreement") on August 19, 2014, with B2IN S.A., a corporation organized under the laws of Greece ("B2IN"), Unilog Logistics S.A., a corporation organized under the laws of Greece and a wholly owned subsidiary of B2IN ("Unilog"), and Wilot Limited, a corporation organized under the laws of Cyprus ("Seller"). Unilog operates a pharmaceutical logistics business in Greece. Subject to the terms, conditions, and provisions of the Purchase Agreement, at the closing (the "Closing") of the transactions contemplated by the Purchase Agreement, Amplerissimo will acquire from Seller all of the outstanding capital stock of B2IN for a purchase price of seven million euros (€ 7,000,000) or approximately $7,634,000. As of December 31, 2015, €5,540,000 ($6,150,508) of this purchase price was paid to the Seller by Amplerissimo. Under the agreement for extension entered into as of 18th day of August 2015 if the Closing had not occurred by March 30, 2016 for any reason, Amplerissimo would be entitled to have the deposit returned to it by Seller. As of the date of filing, the closing did not occur, however the Company has determined that it will not receive any of the investment back from B2IN. Accordingly, as of December 31 2015, €5,540,000 ($6,150,508) was written off and the balance of the deposit account is €0.00.

On November 4, 2015, Dimitrios S. Goulielmos ("Goulielmos"), a resident of Greece and Chief Executive Officer and a director of the Company, entered into a Stock Purchase Agreement (the "SPA") with Grigorios Siokas (the "Buyer"), a resident of Greece. Pursuant to the SPA, Goulielmos sold to the Buyer 95,000,000 of the 100,000,000 Common Shares of the Company owned by Goulielmos. The purchase price for the shares was $1.00. Goulielmos released the Company and SkyPharm S.A., Amplerissimo Ltd. ("SkyPharm"), the Company's subsidiary, from all claims, in exchange for the Buyer's payment of various obligations of the Company, except for the repayment of €200,000 Euro that was loaned by Goulielmos to SkyPharm; and contingent upon its repayment, the Company will be forgiven and released from the $220,000 in loans to Goulielmos and the related accrued interest of $2,330. SkyPharm will be forgiven and released from the €130,000 ($142,860) in loans to Goulielmos and the related accrued interest of €733 ($806).

Results of Operations

Year ended December 31, 2015 versus December 31, 2014

For the year ended December 31, 2015, the Company had a net loss of $6,687,912 on revenue of $533,802, versus net income of $6,044,691 on revenue of $7,639,022, for the year ended December 31, 2014.

Revenue

The Company had revenue for the year ended December 31, 2015 of $533,802, versus $7,639,022 for the year ended December 31, 2014. During the Company's twelve month period ended December 31, 2015, revenues decreased by 93% as compared to revenues in the period ended December 31, 2014. This variation resulted against the corresponding period in 2015 primarily due to the absence of new engagements through our subsidiary Amplerissimo and to the event that our new subsidiary SkyPharm started its sales at the end of the year, as of November 2015.

Operating Expenses

For the twelve months ended December 31, 2015, we had direct costs of $484,809 associated with our projects, general and administrative costs of $486,036 and depreciation expense of $5,416, for a net operating loss of $442,459, versus the year ended December 31, 2014, we had direct costs of $70,806 associated with our projects, and general and administrative costs of $442,961, for a net operating income of $7,115,777.

The approximate 6% decrease in operating expenses in the year ended 2015, against the corresponding period in 2014, is primarily due to the costs of professional fees and other associated expenses in connection with being a public company, including related activity, as well as increased expenditures for potential company acquisitions. Consulting, auditing & accounting expenses consistently constitute the bulk of operating costs for the activities of the Company.

Interest Expenses

For the year ended December 31, 2015, we had interest expense of $86,898, versus the year of 2014 interest expense of $63,520, of which $2,752 was related to loan received from Dimitrios Goulielmos, the former Chief Executive Officer and a director of the Company.

Unrealized Foreign Currency losses

Additionally, we had an unrealized foreign currency loss of $424,713 for the year ended December 31, 2015 such that our net comprehensive loss for the period was $7,112,625 versus the unrealized foreign currency losses of $692,284 such that our net comprehensive income for the period was $5,352,407 for the twelve months ended December 31, 2014.

Going Concern

The Company's consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net loss of $6,687,912 for the year ended December 31, 2015, and had an accumulated deficit of $401,217 as of December 31, 2015. The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through increased sales of product and by sale of common shares. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources

For the year ended December 31, 2015, the Company had a working capital deficit of approximately $1,358,236 versus a working capital of approximately $5,452,000 as of December 31, 2014. Most of this change is attributed to the growth of the business of the subsidiary Amplerissimo and in the increase of revenues that incurred as of the year ended December 31, 2014.

At the end the year ended December 31, 2015, the Company had net cash of $198,049 versus $446,604 as of December 31, 2014. For the twelve months ended December 31, 2015, net cash used in operating activities was $497,089 versus $6,525,625 net cash provided by operating activities for the twelve months ended December 31, 2014. The decrease in net cash from operating activities was primarily due to the net loss and the decrease in accounts payable and accrued expenses and taxes payable, as well as the decreased revenues from the previous year end.

During the twelve months period ended December 31, 2015, there was $43,952 net cash used in investing activities versus $6,755,341 used in during the year ended December 31, 2014. This was primarily due to the purchase of fixed assets by Amplerissimo.

During the twelve months period ended December 31, 2015, there was $329,122 of net cash provided by financing activities versus $504,115 provided by financing activities during the twelve months period ended December 31, 2014.

We believe that our current cash in our bank account and working capital as of December 31, 2015 will satisfy our estimated operating cash requirements for the next twelve months. The costs we anticipate incurring in the next 12 months irrespective of business development activities, including costs associated with meeting SEC requirements for being a public company are estimated to be less than $180,000.

We anticipate using cash in our bank account as of December 31, 2015, cash generated from the operations of the Company, from debt or equity financing, or from a loan from management, to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we may lose the qualification for quotation and our securities would no longer trade on the over the counter markets. Further, as a consequence we would fail to satisfy our SEC reporting obligations, and investors would then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

Plan of Operation in the Next Twelve Months

Specifically, our plan of operations for the next 12 months is as follows:

For our Subsidiary "SkyPharm S.A" we are committed to capitalizing on sales growth opportunities by increasing our customer pipeline across new European Market and entering into countries such as Sweden, Denmark and Holland.

We are committed to pursuing various forms of business development; this can include trading, alliances, licenses, joint ventures, dispositions and acquisitions. Moreover we hope to continue to build on our portfolio of pharmaceutical products and expand our product pipeline to generic and cosmetics products. Thus, we are planning to formulate a sound sales distribution network specializing in generic as well as in cosmetic products. The Company is gradually giving more and more if not most of its interest to pharmaceuticals, in terms of trade and hopefully soon enough to production also.

Our main objective is focusing on expanding the business of our subsidiary, SkyPharm and concentrating our efforts on becoming an international pharmaceutical company. The Company's focus is on branded pharmaceuticals, over-the-counter (OTC) medicines, and generic pharmaceuticals, with plans to expand into cosmetic-beauty products as well as food supplements and to target areas where we can build and maintain a strong position.

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

The Company, in the following twelve months, intends to start its operation within the markets of Generic pharmaceutical products, in Cosmetic-Beauty Products as well as Food & Health Supplements. The specific industries are highly competitive and many factors may significantly affect the Company's sales of these products, including, but not limited to, price and cost-effectiveness, marketing effectiveness, product labeling, quality control and quality assurance.

Changes in the behavior and spending patterns of purchasers of pharmaceutical and healthcare products and services, including delaying medical procedures, rationing prescription medications, reducing the frequency of doctor visits and foregoing healthcare insurance coverage, may impact the Company's business.

In addition to expanding our product portfolio we also plan to evaluate offering our products and services to different geographical markets. We currently have focused our services to our customers throughout Europe. We plan on expanding our geographical reach to new eras outside the European Union market, although we currently have no binding agreements, commitments or contracts in any of these geographical markets. Some of the methods we will use to accomplish this are: promoting our brand and marketing our products and services through the internet to new geographic areas, creating strategic relationships with companies in the new geographical regions, and possibly acquiring companies that operate in different geographical regions. We anticipate that we will spend $35,000 evaluating the different methods and regions we plan on expanding too. This cost is made of up primarily legal fees, consulting fees, accounting and auditing fees as well as related development expenses.

As far as the Company's subsidiary, Amplerissimo, is concerned we plan on continuing to offer the same products and services through Amplerissimo which include: data mining, statistical data analysis, research and analysis, negotiating services, credit risk analysis, credit management, conducting case studies, introduction services, e-commerce consulting, marketing management consulting, expansion strategies consulting, information systems consulting, and business management software consulting. We also intend to add additional services to the ones that we currently offer, including systems integration, accredited partnership services, and installation and resale of third parties systems and software. We intend to accomplish this by entering into new cooperative joint ventures or potential acquisitions of other existing companies. We anticipate that we will spend approximately $5,000 to evaluate the different methods of adding services. This cost is made of up primarily legal, planning and structuring, and accounting due diligence. We currently have no binding agreements, commitments or contracts for new cooperative agreements or acquisition of other existing companies.

As to potential acquisitions of companies operating in the pharmaceutical sector, SEC filing requirements are such that we will have to file audited financial statements of all our operations, including any acquired business. So we plan that our first step in any potential acquisition process we undertake is to ascertain whether we can obtain audited financials of a company if we were to acquire them. We anticipate that we will spend approximately $30,000 to locate, conduct due diligence, and evaluate possible acquisitions. As noted above, as of the date of this report, we do not have any binding agreements, commitments, or understandings with any potential acquisition candidates.

We will evaluate and, where appropriate, execute on opportunities to expand our businesses through the acquisition of products and companies in areas that will serve patients and customers and that we believe will offer above average growth characteristics and attractive margins. In particular, we are looking to continue to enhance our product lines by acquiring or licensing rights to additional products and regularly evaluate selective acquisition and license opportunities. In addition, we remain committed to strategic R&D across each business unit with a particular focus on assets with inherently lower risk profiles and clearly defined governmental regulatory pathways.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months aside from a few pieces of IT equipment. Nevertheless, we will replace essential equipment for operations if it is required within the year.

Employees

In order to achieve our strategic objectives, we have, and will remain, focused on hiring and retaining a highly skilled management team that has extensive experience and specific skill sets relating to the sales, selection, development and commercialization of pharmaceutical products. We intend to continue our efforts to build and expand this team as we grow our business. We have plans to increase the number of our employees by adding more sales people during the next twelve months.

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

Our records at December 31, 2015 have been sufficient to satisfy all of the four requirements. Revenue has been recognized for all amounts billed prior to December 31, 2015, all of which were in respect of services rendered during December 2015 or prior to January 2016.

Off Balance Sheet Arrangements

As of December 31, 2015, there were no off balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most "critical accounting polices" in the Management Discussion and Analysis. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of a company's financial condition and results, and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740 "Accounting for Income Taxes" as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in this financial statement because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," ("ASU 2014-09"). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. We are evaluating the impact that adoption of this guidance will have on the determination or reporting of its financial results.

In June 2014, the FASB issued ASU 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period," ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. ASU 2014-12 is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. Adoption of this guidance is not expected to have a significant impact on the determination or reporting of our financial results.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of the revenue standard issued in 2014, ASU 2014-09, Revenue from Contracts with Customers. In response to stakeholders' requests to defer the effective date of the guidance in ASU 2014-09 and in consideration of feedback received through extensive outreach with preparers, practitioners, and users of financial statements, the FASB proposed deferring the effective date of ASU 2014-09. Respondents to the proposal overwhelmingly supported a deferral. Respondents noted that providing sufficient time for implementation of the guidance in ASU 2014-09 is critical to its success.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that an entity classify deferred tax assets and liabilities as noncurrent on the balance sheet. Prior to the issuance of the standard, deferred tax assets and liabilities were required to be separated into current and noncurrent amounts on the basis of the classification of the related asset or liability. This ASU is effective for the Company on April 1, 2017, with early adoption permitted. The adoption of ASU No. 2015-17 is not expected to have a material impact on the Company's condensed consolidated financial statements or related disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Cosmos Holdings, Inc.

Chicago, IL

We have audited the accompanying consolidated balance sheets of Cosmos Holdings, Inc. and its subsidiaries (collectively, the "Company") as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cosmos Holdings, Inc. and its subsidiaries as of December 31, 2015 and 2014 and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit and an accumulated deficit as of December 31, 2015. These conditions raise significant doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone Bailey, LLP

www.malonebailey.com

Houston, Texas

April 19, 2016

COSMOS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$198,049	$446,604
Accounts receivable	96,544	-
Inventory	191,874	-
Prepaid expenses and other current assets	60,709	32,500
Deposit on pending acquisition	-	6,733,870

TOTAL CURRENT ASSETS	547,176	7,212,974

Other assets	59,916	9,601
Property and equipment, net	50,529	11,993

TOTAL ASSETS	$657,621	$7,234,568

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$196,420	$159,453
Accounts payable and accrued expenses - related party	140,513	-
Salaries payable	-	6,000
Deferred revenue	62,210	-
Notes payable	109,060	-
Notes payable - related party	283,831	504,115
Loans payable	32,718	-
Loans payable - related party	48,532	-
Taxes payable	1,032,128	1,091,377

TOTAL CURRENT LIABILITIES	1,905,412	1,760,945

TOTAL LIABILITIES	1,905,412	1,760,945

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 125,630,532 and 125,585,532 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	125,631	125,586
Additional paid-in capital	133,473	(257,693)
Accumulated other comprehensive loss	(1,105,678)	(680,965)
Accumulated deficit	(401,217)	6,286,695

TOTAL STOCKHOLDERS' DEFICIT	(1,247,791)	5,473,623

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$657,621	$7,234,568

The accompanying unaudited notes are an integral part of these consolidated financial statements

COSMOS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2015	2014

REVENUE
Revenue	$533,802	$7,639,022

COST OF REVENUE	484,809	-

GROSS PROFIT	48,993	7,639,022

OPERATING EXPENSES
Direct consulting costs	-	70,806
General and administrative expenses	486,036	442,961
Depreciation expense	5,416	9,478
TOTAL OPERATING EXPENSES	491,452	523,245

(LOSS) INCOME FROM OPERATIONS	(442,459)	7,115,777

OTHER INCOME (EXPENSE)
Interest income	1,063	433
Other income	814	-
Interest expense - related party	(3,481)	(10,816)
Interest expense	(86,898)	(63,520)
Other expense	(6,000)	-
Write off on investment of B2H	(6,150,508)	-
Foreign currency transaction gain (loss)	(240)	-
TOTAL OTHER INCOME (EXPENSE)	(6,245,250)	(73,903)

LOSS BEFORE INCOME TAXES	(6,687,709)	7,041,874

INCOME TAX EXPENSE	(203)	997,183

NET (LOSS) INCOME	(6,687,912)	6,044,691

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(424,713)	(692,284)

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	$(7,112,625)	$5,352,407

BASIC NET (LOSS) INCOME PER SHARE	$(0.05)	$0.05
DILUTED NET (LOSS) INCOME PER SHARE	$(0.05)	$0.05
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	125,615,984	125,585,532
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	125,615,984	125,803,139

The accompanying unaudited notes are an integral part of these consolidated financial statements

Cosmos Holdings, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Preferred Stock		Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Total Stockholders' Equity
	No. of Shares	Value	No. of Shares	Value	Capital	(Deficit)	loss	(Deficit)

Balances, 12/31/13	$-	$-	$125,585,532	$125,586	$(432,593)	$242,004	$11,319	$(53,684)

Imputed interest					9,900			9,900
Foreign currency translation effect							(692,284)	(692,284)
Related party forgiveness of debt - Green Era Ltd.					165,000			165,000
Net income						6,044,691		6,044,691

Balances, 12/31/14	-	-	125,585,532	125,586	(257,693)	6,286,695	(680,965)	5,473,623

Issuance of common stock for consulting services			45,000	45	28,307			28,352
Foreign currency translation effect							(424,713)	(424,713)
Related party forgiveness of debt					362,859			362,859
Net loss						(6,687,912)		(6,687,912)

Balance at December 31, 2015	$-	$-	$125,630,532	$125,631	$133,473	$(401,217)	$(1,105,678)	$(1,247,791)

The accompanying unaudited notes are an integral part of these consolidated financial statements

COSMOS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,687,912)	$6,044,691
Adjustments to Reconcile Net (Income) Loss to Net Cash Used in Operating Activities:
Imputed interest	-	9,900
Depreciation expense	5,416	9,478
Stock-based compensation	28,352	-
Forgiveness of salary accrued in prior years	-	(173,092)
Write off of investment in B2H	6,150,508	-
Changes in Assets and Liabilities:
Accounts receivable	(96,544)	-
Inventory	(191,874)	-
Prepaid expenses	(28,209)	(32,065)
Other assets	(28,503)	(7,475)
Accounts payable and accrued expenses	53,169	(378,232)
Accounts payable and accrued expenses - related party	140,513	-
Taxes payable	95,785	1,053,091
Deferred revenue	62,210	(671)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(497,089)	$6,525,625

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	$-	$(6,733,870)
Purchase of fixed assets	(43,952)	(21,471)
NET CASH USED IN INVESTING ACTIVITIES	$(43,952)	$(6,755,341)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party note payable	$163,624	$504,115
Proceeds from note payable	87,248	-
Payment of related party loan	(3,000)	-
Proceeds from related party loan	48,532	-
Procceds from loan	32,718	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	$329,122	$504,115

Effect of exchange rate changes on cash	$(36,636)	$(692,284)

NET DECREASE IN CASH	(248,555)	(417,885)

CASH AT BEGINNING OF YEAR	446,604	864,489
CASH AT END OF YEAR	$198,049	$446,604

Supplemental Disclosure of Cash Flow Information

Cash paid during the year:
Interest	$-	$-
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Related party forgiveness of debt contributed to additional paid in capital - GreenEra Ltd.	$-	$165,000
Note payable issued for payment of accounts payable	$22,202	$-
Proceeds receivable from issuance of loan agreement	$21,812	$-
Forgiveness of debt by related party	$362,859	$-

The accompanying unaudited notes are an integral part of these consolidated financial statements

COSMOS HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2015

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Cosmos Holdings, Inc. ("Cosmos", "The Company", "we", or "us") was incorporated in the State of Nevada under the name Prime Estates and Developments, Inc. on July 21, 2009 for the purpose of acquiring and operating commercial real estate and real estate related assets.

On September 27, 2013 (the "Closing"), Cosmos Holdings, Inc. a Nevada corporation ("Cosmos Holdings, Inc." or the "Registrant"), closed a reverse take-over transaction by which it acquired a private company whose principal activities are the trading of products, providing representation, and provision of consulting services to various sectors. Pursuant to a Share Exchange Agreement (the "Exchange Agreement") between the Registrant and Amplerissimo Ltd, a company incorporated in Cyprus ("Amplerissimo"), the Registrant acquired 100% of Amplerissimo's issued and outstanding common stock.

On August 1, 2014, we, through our Cypriot subsidiary Amplerissimo, formed SkyPharm S.A. a Greek Corporation ("SkyPharm") whose principal activities and operations are the development, marketing and sales of pharmaceutical and cosmetic products.

The Company had $533,802 total revenues and expended approximately $976,261 for the year ended December 31, 2015, in connection with these operations.

Going Concern

The Company's consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a net loss of $6,687,912 for the year ended December 31, 2015, and has an accumulated deficit of $401,217 as of December 31, 2015. The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through increased sales of product and by sale of common shares. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with principles generally accepted in the United States of America.

Principles of Consolidation

Our consolidated accounts include our accounts and the accounts of our wholly-owned subsidiaries, Amplerissimo Ltd and SkyPharm S.A. All significant intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2015 and December 31, 2014, there were no cash equivalents.

The Company maintains bank accounts in the United States denominated in U.S. Dollars and in the Republic of Cyprus, in Greece and in Bulgaria all of them denominated in Euros. For the year ended December 31, 2015, the amounts in these accounts were $(190) and $7,808 (the Euro equivalent of which was €7,159). At December 31, 2014, the amounts in these accounts were $88,705 and $357,899 (the Euro equivalent of which was €294,446).

Account Receivable

Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts against gross accounts receivable reflects the best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information.

Inventory

Inventory is stated at the lower of cost or market value using the weighted average method. Inventory consists primarily of finished goods and packaging materials, i.e. packaged pharmaceutical products and the wrappers and containers they are sold in. A periodic inventory system is maintained by 100% count. Inventory is replaced periodically to maintain the optimum stock on hand available for immediate shipment.

We write-down inventories to net realizable value based on forecasted demand and market conditions, which may differ from actual results.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided on a straight-line basis over the useful lives (except for leasehold improvements which are depreciated over the lesser of the lease term or the useful life) of the assets as follows:

Estimated Useful Life
Furniture and fixtures	5–7 years
Office and computer equipment	3-5 years

Depreciation expense was $5,416 and $9,478 for the years ended December 31, 2015 and December 31, 2014, respectively.

Fair Value Measurement

The Company adopted FASB ASC 820-Fair Value Measurements and Disclosures, or ASC 820, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company's financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2015.

Cash is considered to be highly liquid and easily tradable as of December 31, 2015 and therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option, or ASC 825-10-25, was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

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

Our records at December 31, 2015 have been sufficient to satisfy all of the four requirements. Revenue has been recognized for all amounts billed prior to December 31, 2015, all of which were in respect of services rendered during December 2015 or prior to January 2016.

Stock-based Compensation

The Company records stock based compensation in accordance with ASC section 718, "Stock Compensation" and Staff Accounting Bulletin (SAB) No. 107 (SAB 107) issued by the SEC in March 2005 regarding its interpretation of ASC 718. ASC 718 requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related requisite service period. The Company values any employee or non-employee stock based compensation at fair value using the Black-Scholes Option Pricing Model.

The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 505-50 "Equity-Based Payments to Non-Employees".

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

Gains or losses from foreign currency transactions (transactions denominated in a currency other than the entity's local currency) are included in net earnings.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and accounts receivable.

The following tables show the number of the Company's clients which contributed 10% or more of revenue and accounts receivable, respectively:

	Year Ended December 31,	Year Ended December 31,
	2015	2014

Number of 10% clients	2	2
Percentage of total revenue	87.21%	100%

Income Taxes

The Company accounts for income taxes under the asset and liability method, as required by the accounting standard for income taxes ASC 740. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as net operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company is liable for income taxes in the Republic of Cyprus and Greece. The corporate income tax rate in Cyprus is 12.5% and 26% in Greece and tax losses are carried forward for five years effective January 1, 2013 (prior to 2013, losses were carried forward indefinitely). Losses may also be subject to limitation under certain rules regarding change of ownership.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At December 31, 2015 the Company has maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

We recognize the impact of an uncertain tax position in our financial statements if, in management's judgment, the position is not more-likely-then-not sustainable upon audit based on the position's technical merits. This involves the identification of potential uncertain tax positions, the evaluation of applicable tax laws and an assessment of whether a liability for an uncertain tax position is necessary. As of December 31, 2015 the Company has no uncertain tax positions recorded in any jurisdiction where it is subject to income tax.

Basic and Diluted Net Income (Loss) per Common Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the periods presented. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share for the year ended December 31, 2015 is the same due to the anti-dilutive nature of potential common stock equivalents.

Recent Accounting Pronouncements

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of the revenue standard issued in 2014, ASU 2014-09, Revenue from Contracts with Customers. In response to stakeholders' requests to defer the effective date of the guidance in ASU 2014-09 and in consideration of feedback received through extensive outreach with preparers, practitioners, and users of financial statements, the FASB proposed deferring the effective date of ASU 2014-09. Respondents to the proposal overwhelmingly supported a deferral. Respondents noted that providing sufficient time for implementation of the guidance in ASU 2014-09 is critical to its success.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that an entity classify deferred tax assets and liabilities as noncurrent on the balance sheet. Prior to the issuance of the standard, deferred tax assets and liabilities were required to be separated into current and noncurrent amounts on the basis of the classification of the related asset or liability. This ASU is effective for the Company on April 1, 2017, with early adoption permitted. The adoption of ASU No. 2015-17 is not expected to have a material impact on the Company's condensed consolidated financial statements or related disclosures.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

NOTE 2 – CAPITAL STRUCTURE

Common Stock

The Company is authorized to issue 300 million shares of common stock and had issued 100,000,000 in connection with the merger and had 25,585,532 shares issued prior to the merger.

Under the Exchange Agreement, the Registrant completed the acquisition of all of the issued and outstanding shares of Amplerissimo through the issuance of 100,000,000 restricted shares of Common Stock to Dimitrios Goulielmos, the sole shareholder of Amplerissimo. Immediately prior to the Exchange Agreement transaction, the Registrant had 25,585,532 shares of Common Stock issued and outstanding. Immediately after the issuance of the shares the Registrant had 125,585,532 shares of Common Stock issued and outstanding.

The consideration provided pursuant to the Exchange Agreement was the issuance of 100,000,000 shares of our common stock.

On April 28, 2015, the Company issued 45,000 shares of common stock to Hellenic American Securities for consulting services and has recorded consulting expense of $28,352 for the year ended December 31, 2015 based on the share price on the date of issuance. The terms of the consulting agreement call for payments of $1,000 per month plus 180,000 shares on an annual basis which will be issued quarterly. As of November 19, 2015, this agreement has been terminated due to lack of service. No additional shares will be issued under this agreement.

As of December 31, 2015 and 2014, the Company had 125,630,532 and 125,585,532 shares of Common Stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock, which have liquidation preference over the common stock and are non-voting. As of December 31, 2015 and 2014, no preferred shares have been issued.

Potentially Dilutive Securities

On January 5, 2013, we granted 240,000 options to Mr. Konstantinos Vassilopoulos, former Secretary and Director, under a four-year agreement to provide 240,000 options per year at $0.10. The options have an exercise period of four years with an exercise price of $0.10. As he no longer serves on the Board of Directors, he is only entitled to the vested 240,000 shares underlying the option. Mr. Konstantinos Vassilopoulos resigned on January 13, 2014. The exercisability of 240,000 shares expires on January 5, 2017.

No options, warrants or other potentially dilutive securities other than those disclosed above have been issued as of December 31, 2015 and 2014.

NOTE 3 – INCOME TAXES

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2015 and 2014 is as follows:

	12/31/2015	12/31/2014
US
Income before income taxes	$(6,687,709)	$7,041,874
Taxes under statutory US tax rates	$(2,273,821)	$2,394,237
Increase (decrease) in taxes resulting from:
Increase (decrease) in valuation allowance	$159,457	$(8,509)
Foreign tax rate differential	$2,126,593	$(1,392,850)
Permanent differences	$183	$2,026
State taxes	$(12,412)	$2,279
Income tax expense	$-	$(997,183)

The increase in the Company's effective tax rate in the previous years was primarily attributable to an increase in revenue in Cyprus, which maintains a corporate income tax rate of 12.5%. The corporate income tax rate in Greece is 26%.The net increase in the valuation allowance was caused by the reversal of certain financial reporting accruals that were not previously deducted for tax.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consist of the following:

	12/31/2015	12/31/2014
US
Net operating loss carry forward	$247,025	$201,457
Greece
Net operating loss carry forward	77,319	11,439
Cyprus
Net operating loss carry forward	11,018	-
Total deferred tax asset	335,362	212,896
Valuation allowance	(335,362)	(212,896)
Deferred tax asset, net	$-	$-

At December 31, 2015, the Company had US net operating loss carry forwards of approximately $631,777 that may be offset against future taxable income, subject to limitation under IRC Section 382, which begin to expire in 2031. At December 31, 2015, the Company had Greece net operating loss carry forwards of approximately $297,382 that may be offset against future taxable income which begin to expire in 2019. During the period ending December 31, 2015, the Company generated Cyprus net operating loss carry forwards of $88,143 which may be carryforward for five (5) years. The Company does not anticipate to generate taxable income in Cyprus in excess of its Cyprus net operating losses No tax benefit has been reported in the December 31, 2015 or 2014 consolidated financial statements due to the uncertainty surrounding the realizability of the benefit, based on a more likely than not criteria and in consideration of available positive and negative evidence.

The Company asserts that it will indefinitely reinvest the unremitted earnings and profits generated by Amplerissimo, their Cyprus subsidiary, in 2015. Accordingly, no US deferred tax liability has been established for the unremitted earnings and profits generated in Cyprus.

The Company applied the "more-likely-than-not" recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of December 31, 2015 and December 31, 2014, respectively.

The Company has elected to classify interest and penalties that would accrue according to the provisions of relevant tax law as interest and other expense, respectively. As of December 31, 2015 the Company has accrued approximately $86,702 in other expense.

The Company's tax years since inception through 2015 remain open to examination by most taxing authorities.

Taxes payable are $1,032,128 and $1,091,377 as of December 31, 2015 and December 31, 2014, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

On the date of our inception, we issued 20 million shares of our common stock to our three officers and directors which were recorded at no value (offsetting increases and decreases in Common Stock and Additional Paid in Capital).

During the year ended December 31, 2015, the Company borrowed €10,000 ($10,906) from Mr. Grigorios Siokas, Chief Executive Officer and €30,000 ($32,718) from Mr. Panagiotis Drakopoulos, former Director and former Chief Executive Officer, respectively. These loans have no formal agreements and bear no interest.

During the year ended December 31, 2015, the Company borrowed €4,500 ($4,908) from Mrs. Ourania Matsouki, wife of Mr. Grigorios Siokas, Chief Executive Officer. This loan has no formal agreement and bears no interest.

On December 1, 2015, the Company entered into a Loan Agreement with SkyPharm, a wholly-owned subsidiary of the Company, pursuant to which the Company borrowed $7,700 from SkyPharm S.A. The loan will bear an interest rate of 2% per annum and will be due and payable in full on November 31, 2016.

On November 4, 2015, Mr. Dimitrios Goulielmos (the "Seller") and Mr. Grigorios Siokas (the "Buyer") entered into a stock purchase agreement, whereby Mr. Goulielmos sold 95,000,000 shares of common stock to Mr. Siokas for $1.00. As part of the agreement, the Seller forgave and released the Company and the Company's subsidiary from all claims except for the repayment of €200,000 that was loaned by the Seller to SkyPharm. In exchange, the Buyer pledged to pay various obligations of the Company as listed in the Annex of the agreement as follows: $16,357 to Malone Bailey, $3,000 in accounting fees, $2,400 to Terzis, the Amplerissimo tax liability of €817,811 and various other obligations estimated between $5,000 and $10,000 (collectively the "Vendor Bills").

On November 1, 2015, the Company entered into a €12,000 ($13,087) Loan Agreement with DOC Pharma S.A, pursuant to which DOC Pharma S.A., paid existing bills of the Company in the amount of €12,000, excluding the Vendor Bills. The loan will bear an interest rate of 2% per annum and will be due and payable in full on October 31, 2016.

On August 17, 2015, the Company entered into a Loan Agreement with Dimitrios Goulielmos, the Chief Executive Officer and a Director of the Company, pursuant to which the Company borrowed $50,000 from Mr. Goulielmos. The loan will bear an interest rate of 2% per annum and is due and payable in full on December 15, 2016. As documented in Form 8-K that was filed on November 09, 2015, the loan amount has been fully forgiven by Mr. Goulielmos and was written off as of December 31, 2015.

On March 27, 2015, the Company entered into a Loan Agreement with Dimtrios Goulielmos, the Chief Executive Officer and a Director of the Company, pursuant to which the Company borrowed $70,000 from Mr. Goulielmos. The loan will bear an interest rate of 2% per annum and is due and payable in full on December 15, 2015. As documented in Form 8-K that was filed on November 09, 2015, the loan amount has been fully forgiven by Mr. Goulielmos and was written off as of December 31, 2015.

On March 04, 2015, the Company entered into a $9,000 Loan Agreement with Mr. Angelos Drakopoulos, pursuant to which the Mr. Drakopoulos paid a $9,000 outstanding bill on behalf of the Company. The loan will bear an interest rate of 8% per annum and will be due and payable in full on May 5, 2016.

On November 16, 2015, the Company entered into a Loan Agreement with Pangagiotis Drakopoulos, shareholder and former Chairman and Principal Executive officer, pursuant to which the Company borrowed €40,000 ($43,624) from Mr. Drakououlos. The loan will bear an interest rate of 6% per annum and is due and payable in full on November 15, 2016. The Company has accrued interest expense of €303 ($330) as of December 31, 2015.

On December 29, 2014, the Company entered into a Loan Agreement with Dimitrios Goulielmos, the Chief Executive Officer and a director of the Company, pursuant to which the Company borrowed $100,000 from Mr. Goulielmos. The Loan will bear an interest rate of 2% per annum and will be due and payable in full on June 30, 2015. As documented in Form 8-K that was filed on November 09, 2015, the loan amount has been fully forgiven by Mr. Goulielmos and was written off as of December 31, 2015.

On December 29, 2014, the Company borrowed $3,000 from Dimitrios Goulielmos, the Chief Executive Officer and a director of the Company. The loan was non-interest bearing and was repaid in full in January 2015.

On November 21, 2014, SkyPharm entered into a Loan Agreement with Dimitrios Goulielmos, the Chief Executive Officer and a director of the Company, pursuant to which the Borrower borrowed €330,000 ($401,115) from Mr. Goulielmos. The Loan will bear an interest rate of 2% per annum and will be due and payable in full on May 11, 2015. On November 4, 2015, €130,000 ($142,860) in principal and the related accrued interest of €733 ($806) was forgiven as part of the stock purchase agreement on November 4, 2015. As of December 31, 2015, a principal balance of €200,000 ($218,120) and €0.00 of accrued interest remains.

At December 31, 2013, our former Chairman and Principal Executive Officer, Mr. Panagiotis Drakopoulos, is owed $110,000 in unpaid salaries. At December 31, 2014, $96,500 unpaid salaries were forgiven and the amount was therefore written off. The balance of $6,000 was repaid in full in April of 2015.

As of December 31, 2015, the Company has accounts payable of €111,000 ($121,063) to DOC Pharms S.A., this comprises over 10% of the Company's total payable balance.

During 2015, the aggregate forgiveness of related party notes of $362,859 was accounted for as a capital transaction. In 2014, the aggregate forgiveness of accrued salaries resulted in a gain of $173,092.

We believe that all related party transactions were on terms at least as favorable as we would have secured in arm's-length transactions with third parties. Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

NOTE 5 – DEBT

On May 11, 2015, the Company entered into a Loan Agreement pursuant to which the Company borrowed €20,000 ($21,812), of which proceeds of €10,000 ($10,906) have been received as of December 31, 2015. The loan will bear an interest rate of 1% per annum and is due and payable in full on May 11, 2016. The Company has accrued interest expense of €124 ($135) as of December 31, 2015.

On May 11, 2015, the Company entered into a Loan Agreement pursuant to which the Company borrowed €80,000 ($87,248) of which proceeds of €70,000 ($76,342) have been received as of December 31, 2015. The loan will bear an interest rate of 5% per annum and is due and payable in full on May 11, 2016. The Company has accrued interest expense of €2,573 ($2,806) as of December 31, 2015.

During the year ended December 31, 2015, the Company borrowed €30,000 ($32,718) from a third party. There was no formal agreement and the loan bears no interest.

NOTE 6 – LEASES

The Company conducts its operations from an office located in Chicago, Illinois for which beginning in February 2014, we paid rent of approximately $710 per month for our office through December 31, 2014. Effective January 1, 2015, the monthly rent expense is $730, which has been paid through December 31, 2015. The lease had an expiration date of November 30, 2015 and a new lease is being negotiated for the period commencing May 1, 2016. Rent expense for the years ended December 31, 2015 and 2014, was $12,053 and $11,292, respectively.

The offices of Amplerissimo are located in Cyprus for which we paid approximately $110 per month under a one year lease which expired in July 2013 and was renewed through July 2015, whereupon rent continued to be paid by the Company on a month to month basis. Rent expense for the years ended December 31, 2015 and December 31, 2014 was $1,320 and $1,320, respectively.

The offices of SkyPharm are located in Greece, Thessaloniki, for which we paid approximately €4,480 ($4,974) per month under a six year lease that commenced September 2014. In December 2015, the lease was revised to include an additional rental of the first floor at a rate of €829 ($920) per month. Rent expense for the years ended December 31, 2015 and December 31, 2014 was €54,597 ($60,614) and €15,417 ($19,267) respectively.

NOTE 7 – EARNINGS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the Company, decreased with respect to net income or increased with respect to net loss by dividends declared on preferred stock by using the weighted-average number of common shares outstanding. The dilutive effect of incremental common shares potentially issuable under outstanding options, warrants and restricted shares is included in diluted earnings per share in 2014 and 2015 utilizing the treasury stock method. The computations of basic and diluted per share data were as follows:

	12/31/2015	12/31/2014

Net (loss) income	$(6,687,912)	$6,044,691
Weighted average common shares outstanding – basic	125,615,984	125,585,532
Option awards	206,873	217,607
Weighted average common shares outstanding - dilutive	125,615,984	125,803,139
Basic and Diluted	(0.05)	0.05

NOTE 8 – DEPOSIT ON PENDING ACQUISITION

On August 19, 2014, Amplerissimo Ltd., a company incorporated in Cyprus and a subsidiary of the Company ("Amplerissimo") entered into a Share Purchase Agreement (the "Purchase Agreement") with B2IN S.A., a corporation organized under the laws of Greece ("B2IN"), Unilog Logistics S.A., a corporation organized under the laws of Greece and a wholly owned subsidiary of B2IN ("Unilog"), and Wilot Limited, a corporation organized under the laws of Cyprus ("Seller"). Unilog operates a pharmaceutical logistics business in Greece. Subject to the terms, conditions, and provisions of the Purchase Agreement, at the closing (the "Closing") of the transactions contemplated by the Purchase Agreement, Amplerissimo will acquire from Seller all of the outstanding capital stock of B2IN for a purchase price of seven million euros (€ 7,000,000) or approximately $7,634,000. As of December 31, 2015, €5,540,000 ($6,041,924) of this purchase price was paid to the Seller by Amplerissimo. Under the agreement for extension entered into as of 18th day of August 2015 if the Closing does not occur by March 30, 2016 for any reason, Amplerissimo is entitled to have the deposit returned to it by Seller. As of the date of filing, the closing did not occur, however the Company has determined that it will not receive any of the investment back from B2IN. Accordingly, as of December 31, 2015, €5,540,000 ($6,041,924) was written off and the balance of the deposit account is €0.00.

NOTE 9 – SUBSEQUENT EVENTS

On February 26, 2016, Dimitrios Goulielmos resigned from his positions as Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of Cosmos Holdings, Inc. (the "Company") but will retain his position as a director on the Board of Directors. His resignation is not due to any conflict with the Company. Concurrently with the acceptance of Mr. Goulielmos' resignation, the Board of Directors appointed Grigorios Siokas to the offices of CEO and CFO and elected him to fill a vacancy and serve on the Board of Directors and as the Chairman of the Board.

Subject to the terms, conditions, and provisions of the Share Purchase Agreement signed on August 19, 2014, between Amplerissimo Ltd & B2IN S.A (the "Seller") to acquire all of the outstanding capital of Seller and under the agreement for extension entered into force at 18th day of August 2015, if the Closing does not occur by March 30, 2016 for any reason, Amplerissimo is entitled to have the deposit returned to it by Seller. As of March 30, 2016 the Closing did not occur and thus under the terms of the related Share Purchase Agreement, the Company has the right to terminate the agreement and will request the Seller to return the deposit in total.

Grigorious Siokas, the Chief Executive Officer and Director of the Company entered into the following transactions to purchase shares of Common Stock of the Company:

Seller	Date	Amount of Shares	Aggregate Purchase Price

Vasileios Mavrogiannis	January 8, 2016	2,650,000	$1.00
Vasileios Mavrogiannis	January 8, 2016	1,666.666	$1.00
Panagiotis Drakopoulos	January 8, 2016	2,400,000	$1.00
Panagiotis Drakopoulos	January 11, 2016	2,000,000	$1.00

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company's management, including its Principal Executive Officer/Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company's management, with the participation of the Company's Principal Executive Officer/Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company's Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

With the participation of the Chief Executive Officer/Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2015, as the result of a material weakness. The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting. We had the following material weakness at December 31, 2015:

•	The Company has a lack of proper segregation of duties.

•	The Company's internal control structure lacks multiple levels of review and oversight.

•	The Company's internal control structure lacks controls around investments that resulted in an uncollectible investment deposit.

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

Limitations on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

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

Name	Age	Position

Grigorios Siokas	50	CEO, CFO and Director

Dimitrios Goulielmos	48	Director

Demetrios G. Demetriades	49	Secretary and Director

On February 26, 2016, Dimitrios Goulielmos resigned from his positions as Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of Cosmos Holdings, Inc. (the "Company") but will retain his position as a director on the Board. His resignation is not due to any conflict with the Company. Concurrently with the acceptance of Mr. Goulielmos' resignation, the Board of Directors appointed Grigorios Siokas to the offices of CEO and CFO and elected him to fill a vacancy and serve on the Board of Directors and as the Chairman of the Board.

Grigorios Siokas joined us as CEO, CFO and Director on February 26, 2016. He has over 15 years' experience in the pharmaceutical industry. Since 2014, he has served as the CEO and Operations Manager of SkyPharm SA a wholly-owned subsidiary of the Company. SkyPharm SA is a pharmaceutical company located in Greece that mainly exports medicines from Greece to other European countries, such as Germany, England and Denmark. Prior to 2014, Mr. Siokas worked in a variety of sectors of the pharmaceutical industry mostly in the trading of medicines in Greece and other European countries. Additionally, since 2000 he has been a major shareholder in various pharmaceutical companies such as: Ippokratis Pharmaceuticals, (annual sales of over € 78 million); Thrakis Pharmaceuticals, (annual sales of over € 20 million); Thessalias Pharmaceuticals, (annual sales of over € 18 million); and ZED Pharma SA, (annual sales of over € 35 million). During the 1990s, Mr. Siokas founded and operated a marble wholesale import – export company in Germany. Within a period of two years he became the 4th biggest Greek marble importer in Germany. He also ran a Tour Operation with many different airlines, serving millions of customers.Mr. Grigorios Siokas has Bachelor Degree in Geology from the Aristotle University of Thessaloniki, Greece. He received a Masters in management and finance from the University of Stuttgart and the University of Tuebigen, Germany.

Dimitrios Goulielmos joined us as CEO, CFO and Director on September 27, 2013 and resigned as an officer as of February 26, 2016, but retained his position as a Director of the Company. Since 1991, he has been principal attorney at the law firm of Goulielmos D. & Partners. He contributes to the Board the benefits of his legal, academic, and business background. Mr. Goulielmos is a fourth generation attorney. He received his law degree with Excellency from the Aristotle University of Thessaloniki in 1988. He did post graduate studies for International transactions and Company law at Paris France and at the LSE of London, England. In 2004 he was elected Vice-president of EUROPECHE the organization that was established by the European Committee for the consultation and proposal of solutions in the sector of Community Fishery. The same year he was also elected as National representative of Hellas in the MEDISAMAK, the organization responsible for all Mediterranean countries, in the sector of Fishery. In year 2007 he was reelected as Vice-President of EUROPECHE. He is a member of the social dialogue group of ACFA, of EU on labor affairs. He is an honorary lifetime member of International Who's Who Historical Society. Mr. Goulielmos has extensive experience in law, international deals, mergers, acquisitions, negotiations, international application of licenses, and real estate management which he will contribute to the Board.

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

•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,

24

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Except with respect to the late filing of a Form 3 by Mr. Sikoas, to the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2015, the no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2015. Mr. Siokas became the beneficial owner of more than ten percent (10%) of the issued and outstanding shares pursuant to the SPA entered into with Mr. Goulielmos on November 4, 2015. However, the shares were not transferred until later in 2015, which resulted in the late filing on December 24, 2015. The Company intends on putting in procedures during 2016 to ensure that all persons properly comply with the filing requirements of Section 16(a) of the Exchange Act.

Code of Ethics

As of December 31, 2015, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal year ended December 31, 2015 and 2014.

SUMMARY COMPENSATION TABLE

Name	YE 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dimitrios	2015	-	-	-	-	-	-	-	-
Goulielmos	2014	-	-	-	-	-	-	-	-

Demetrios G.	2015	-	-	-	-	-	-	-	-
Demetriades	2014	-	-	-	-	-	-	-	-

Panagiotis	2015	6,000	-	-	-	-	-	-	6,000
Drakopoulos*	2014	7,500	-	-	-	-	-	-	7,500

Konstantinos	2015	-	-	-	-	-	-	-	-
Vassilopoulos**	2014	24,000	-	-	-	-	-	-	24,000

Grigorios	2015	-	-	-	-	-	-	22,204	22,204
Siokas**	2014	-	-	-	-	-	-	-	-

__________________

*.

Mr. Drakopoulos was the former Principal Financial Officer and Director. Accrued salary of $96,500 was forgiven by Mr. Drakopoulos and was written off as of December 31, 2014. During the years ended December 31, 2014 & 2015, we made a cash payment of $7,500 & $6,000 respectively to Mr. Drakopoulos. During the year ended December 31, 2015 we do not owe nor did we accrue any salary to Mr. Drakopoulos.

**.

Mr. Vassilopoulos was the former Secretary and a Director. He received a cash salary of $24,000 as of December 31, 2014. During the year ended December 31, 2015 no salary or option awards have been given or accrued to Mr. Vassilopoulos.

***.

Mr. Siokas became the Company's Chief Executive Officer and Director of the Company in 2016. During the year ended December 31, 2015, Mr. Siokas received $22,204 from the Company for board of director's fees.

Narrative Disclosure to the Summary Compensation Table

There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2015 and December 31, 2014.

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

Director Compensation

No compensation was awarded to, earned by, or paid to our current director for services rendered in any capacities to us for the fiscal years ended December 31, 2015 and 2014.

We have no formal plan for compensating our directors for their services in their capacity as directors. In the future we may grant options to our directors to purchase shares of common stock as determined by our Board of Directors or a compensation committee that may be established.

Stock Option Plans

We did not have a stock option plan as of December 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2015, for each of the following persons, after giving effect to the transaction under the Exchange Agreement:

•	all such directors and executive officers as a group; and

•	each person who is known by us to own beneficially five percent or more of our common stock prior to the change of control transaction.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder's name. The percentage of class beneficially owned set forth below is based on 125,630,532 shares of common stock outstanding on December 31, 2015.

Name and Address of Beneficial Owners of Common Stock 1	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock 2

Grigorios Siokas [1]	Common	95,000,000	75.62%

Dimitrios Goulielmos [2]	Common	5,416,000	4.31%

DIRECTORS AND OFFICERS		100,416,000	79.93%

5% SHAREHOLDERS

Panagiotis Drakopoulos [3]	Common	6,386,894	5.08%

Total of 5% shareholders		6,386,894	5.08%

_________________

(1)	Mr. Siokas has a voting block of 95,000,000 common shares, or 75.62% of the issued and outstanding common stock of the Company as of December 31, 2015.

(2)

Mr. Goulielmos is the owner of Jaron Trading Limited a company that holds 400,000 common shares. Therefore Mr. Goulielmos, in addition to the 5,016,000 common share that he personally owns, he controls the 400,000- that belongs to Jaron Trading Limited. Attributing these shares to Mr. Goulielmos gives him a voting block of 5,416,000 shares, or 4.31% of the issued and outstanding common stock of the Company at December 31, 2015.

(3)

Mr. Drakopoulos is officer and director of Dynamic Investments, Ltd, a company that holds 1,386,894 common shares. Therefore he controls the 1,386,894-share voting block that belongs to Dynamic Investments, Ltd. Attributing these shares to Mr. Drakopoulos gives him a voting block of 6,386,894 shares, or 5.08% of the issued and outstanding common stock of the Company at December 31, 2015.

Percentages are based on 125,630,532 shares outstanding at December 31, 2015.

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

During the year ended December 31, 2015, the Company borrowed €10,000 ($10,906) from Mr. Grigorios Siokas, Chief Executive Officer and €30,000 ($32,718) from Mr. Panagiotis Drakopoulos, former Director and former Chief Executive Officer, respectively. These loans have no formal agreements and bear no interest.

During the year ended December 31, 2015, the Company borrowed €4,500 ($4,908) from Mrs. Ourania Matsouki, wife of Mr. Grigorios Siokas, Chief Executive Officer. This loan has no formal agreement and bears no interest.

On December 1, 2015, the Company entered into a Loan Agreement with SkyPharm S.A, pursuant to which the Company borrowed $7,700 from SkyPharm S.A. The loan will bear an interest rate of 2% per annum and will be due and payable in full on November 31, 2016.

On November 16, 2015, the Company entered into a Loan Agreement with Panagiotis Drakopoulos, shareholder and former Chairman and Principal Executive officer, pursuant to which the Company borrowed €40,000 ($43,624) from Mr. Drakopoulos. The loan will bear an interest rate of 6% per annum and is due and payable in full on November 15, 2016. The Company has accrued interest expense of €303 ($330) as of December 31, 2015.

On November 4, 2015, Mr. Dimitrios Goulielmos (the "Seller") and Mr. Grigorios Siokas (the "Buyer") entered into a stock purchase agreement, whereby Mr. Goulielmos sold 95,000,000 shares of common stock to Mr. Siokas for $1.00. As part of the agreement, the Seller forgave and released the Company and the Company's subsidiary from all claims except for the repayment of €200,000 that was loaned by the Seller to SkyPharm. In exchange, the Buyer pledged to pay various obligations of the Company as listed in the Annex of the agreement as follows: $16,357 to Malone Bailey, $3,000 in accounting fees, $2,400 to Terzis, the Amplerissimo tax liability of €817,811 and various other obligations estimated between $5,000 and $10,000.

On November 1, 2015, the Company entered into a €12,000 ($13,087) Loan Agreement with DOC Pharma S.A, pursuant to which DOC Pharma S.A., paid existing bills of the company in the amount of €12,000. The loan will bear an interest rate of 2% per annum and will be due and payable in full on October 31, 2016.

On August 17, 2015, the Company entered into a Loan Agreement with Dimitrios Goulielmos, the Chief Executive Officer and a Director of the Company, pursuant to which the Company borrowed $50,000 from Mr. Goulielmos. The loan will bear an interest rate of 2% per annum and is due and payable in full on December 15, 2016. As documented in Form 8-K that was filed on November 09, 2015, the loan amount has been fully forgiven by Mr. Goulielmos and was written off as of December 31, 2015.

On March 27, 2015, the Company entered into a Loan Agreement with Dimitrios Goulielmos, the Chief Executive Officer and a Director of the Company, pursuant to which the Company borrowed $70,000 from Mr. Goulielmos. The loan will bear an interest rate of 2% per annum and is due and payable in full on December 15, 2015. As documented in Form 8-K that was filed on November 09, 2015, the loan amount has been fully forgiven by Mr. Goulielmos and was written off as of December 31, 2015.

On March 04, 2015, the Company entered into a $9,000 Loan Agreement with Mr. Angelos Drakopoulos, pursuant to which the Mr. Drakopoulos paid a $9,000 outstanding bill on behalf of the Company. The loan will bear an interest rate of 8% per annum and will be due and payable in full on May 5, 2016.

On December 29, 2014, the Company entered into a Loan Agreement with Dimitrios Goulielmos, the Chief Executive Officer and a director of the Company, pursuant to which the Company borrowed $100,000 from Mr. Goulielmos. The Loan will bear an interest rate of 2% per annum and will be due and payable in full on June 30, 2015. As documented in Form 8-K that was filed on November 09, 2015, the loan amount has been fully forgiven by Mr. Goulielmos and was written off as of December 31, 2015.

On December 29, 2014, the Company borrowed $3,000 from Dimitrios Goulielmos, the Chief Executive Officer and a director of the Company. The loan was non-interest bearing and was repaid in full in January 2015.

On November 21, 2014, SkyPharm entered into a Loan Agreement with Dimitrios Goulielmos, the Chief Executive Officer and a director of the Company, pursuant to which the Borrower borrowed €330,000 ($401,115) from Mr. Goulielmos. The Loan will bear an interest rate of 2% per annum and will be due and payable in full on May 11, 2015. On November 4, 2015, €130,000 ($142,860) in principal and the related accrued interest of €733 ($806) was forgiven as part of the stock purchase agreement on November 4, 2015. As of December 31, 2015, a principal balance of €200,000 ($218,120) and €6,188 ($6,749) of accrued interest remains. The balance of the remaining loan will bear an interest rate of 2% per annum until the date that the loan is paid in full.

At December 31, 2013, our former Chairman and Principal Executive Officer, Mr. Panagiotis Drakopoulos, is owed $110,000 in unpaid salaries. At December 31, 2014, $96,500 unpaid salaries were forgiven and the amount was therefore written off. The balance of $6,000 was repaid in full in April of 2015.

We believe that all related party transactions were on terms at least as favorable as we would have secured in arm's-length transactions with third parties. Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accounting Fees and Services

On November 25, 2013, the Company engaged Malone Bailey, LLP ("MB") as the Company's independent auditors. MB performed the audit of the Company's consolidated financial statements for Fiscal 2013, 2014 and 2015 and issued the audit report in this Annual Report.

The following table presents: (1) fees for professional audit services rendered by MB for the audit of our annual financial statements and for other services for the year ended December 31, 2014; and (2) fees for professional audit services rendered by MB for the audit of our annual financial statements and for other services for the year ended December 31, 2015.

Financial Statements for the Year Ended	Audit Services	Audit Related Fees	Tax Fees	Other Fees
December 31, 2015
MALONE BAILEY LLP	$31,000	-	-	-
December 31, 2014
MALONE BAILEY LLP	$30,000	-	-	-

As defined by the SEC, (i) "audit fees" are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) "audit-related fees" are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "audit fees;" (iii) "tax fees" are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) "all other fees" are fees for products and services provided by our principal accountant, other than the services reported under "audit fees," "audit-related fees," and "tax fees."

Audit Fees for the fiscal years ended December 31, 2015 and 2014 were for professional services rendered for the audits of the financial statements of the Company, consents, and other assistance required to complete the year-end audit of the financial statements.

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

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Document Description

3.1	Articles of Incorporation of the Registrant (1)

3.2	Amendment to the Articles of Incorporation of the Registrant, dated November 14, 2013

3.3	Bylaws of the Registrant (1)

10.1	Master Services Agreement, dated January 15, 2013, by and between Amplerissimo Ltd. and Millenia International Group Ltd. (2)

10.2	Master Services Agreement, dated May 15, 2013, , by and between Amplerissimo Ltd. and Tech Telecoms and Trade Limited (2)

10.3	Exclusive Cooperation Agreement, dated April 30, 2014, by and between the Registrant and Grigorios Siokas (3)

10.4	Share Exchange Agreement, dated August 19, 2014, by and among Amplerissimo Ltd., Unilog Logistics S.A., B2IN S.A., and Wilot Limited (4)

10.5	Agreement, dated November 21, 2014, by and between Amplerissimo Ltd and Wilot Limited (5)

10.6	Loan Agreement, dated November 21, 2014, by and between the Registrant and Dimitrios S. Goulielmos(6)

10.7	Loan Agreement, dated December 29, 2014, by and between the Registrant and Dimitrios S. Goulielmos(7)

10.8	Loan Agreement, dated March 27, 2015, by and between the Registrant and Dimitrios S. Goulielmos (8)

10.9	Stock Purchase Agreement, dated November 4, 2015, by and between Grigorios Siokas and Dimitrios S. Goulielmos (9)

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

______________________

(1)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-162597) filed by the Registrant on October 20, 2009.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on November 14, 2013.

(3)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on April 1, 2014.

(4)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on August 20, 2014.

(5)	Incorporated by reference to the Registrants Quarterly Report on Form 10-Q for the period ended September 30, 2014.

(6)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on November 26, 2014.

(7)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on January 5, 2015.

(8)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on March 31, 2015.

(9)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on November 9, 2015.

*

This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

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

Cosmos Holdings Inc.

Date: April 20, 2016	By:	/s/ Grigorios Siokas
Grigorios Siokas
Chief Executive Officer (Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer )

In accordance with the Exchange Act, this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Grigorios Siokas	Chief Executive Officer	April 20, 2016
Grigorios Siokas	(Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer) and Director

/s/ Dimitrios Goulielmos	Director	April 20, 2016
Dimitrios Goulielmos

/s/ Demetrios G. Demetriades	Secretary and Director	April 20, 2016
Demetrios G. Demetriades

EXHIBIT INDEX

Exhibit No.	Document Description

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

____________________

*

This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

