Form 10-Q
period 2016-03-31
Cosmos Holdings Inc.
filed 2016-05-16
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 16, 2016 there were 125,630,532 shares issued and outstanding of the registrant's common stock.

COSMOS HOLDINGS INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

COSMOS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2016	December 31, 2015

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$487,762	$198,049
Accounts receivable	95,486	96,544
Inventory	180,194	191,874
Prepaid expenses and other current assets	-	60,709

TOTAL CURRENT ASSETS	763,442	547,176

Other assets	66,760	59,916
Property and equipment, net	56,820	50,529

TOTAL ASSETS	$887,022	$657,621

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$456,091	$196,420
Accounts payable and accrued expenses - related party	5,217	140,513
Salaries payable	-	-
Deferred revenue	-	62,210
Notes payable	363,370	109,060
Notes payable - related party	289,476	283,831
Loans payable	-	32,718
Loans payable - related party	39,744	48,532
Taxes payable	1,262,734	1,032,128

TOTAL CURRENT LIABILITIES	2,416,632	1,905,412

TOTAL LIABILITIES	2,416,632	1,905,412

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 125,630,532 and 125,630,532 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	125,631	125,631
Additional paid-in capital	133,613	133,473
Accumulated other comprehensive loss	(1,318,531)	(1,105,678)
Accumulated deficit	(470,323)	(401,217)

TOTAL STOCKHOLDERS' DEFICIT	(1,529,610)	(1,247,791)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$887,022	$657,621

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

COSMOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015

REVENUE
Revenue	$1,136,406	$-

COST OF REVENUE	1,048,730	-

GROSS PROFIT	87,676	-

OPERATING EXPENSES
Direct consulting costs	-	18,102
General and administrative expenses	125,062	66,181
Depreciation expense	3,629	-
TOTAL OPERATING EXPENSES	128,691	84,283

LOSS FROM OPERATIONS	(41,015)	(84,283)

OTHER INCOME (EXPENSE)
Interest income	-	817
Other income	-	-
Interest expense - related party	(2,901)	(3,162)
Interest expense	(21,686)	(22,025)
Other expense	(470)	-
Foreign currency transaction gain (loss)	(3,034)	-
TOTAL OTHER INCOME (EXPENSE)	(28,091)	(24,370)

LOSS BEFORE INCOME TAXES	(69,106)	(108,653)

INCOME TAX EXPENSE	-	-

NET LOSS	(69,106)	(108,653)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(212,853)	(561,448)

TOTAL OTHER COMPREHENSIVE LOSS	$(281,959)	$(670,101)

BASIC NET (LOSS) INCOME PER SHARE	$(0.00)	$(0.00)
DILUTED NET (LOSS) INCOME PER SHARE	$(0.00)	$(0.00)
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	125,630,532	125,585,532
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	125,630,532	125,794,018

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

COSMOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69,106)	$(108,653)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation expense	3,629	-
Changes in Assets and Liabilities:
Accounts receivable	1,058	-
Inventory	11,680	-
Prepaid expenses	58,734	-
Other assets	(6,844)	(1,016)
Accounts payable and accrued expenses	259,671	(81,995)
Accounts payable and accrued expenses - related party	(135,296)	-
Taxes payable	21,529	17,146
Deferred revenue	(62,210)	-
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$82,845	$(174,518)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$(7,945)	$(10,857)
Purchase of intangible assets	-	(1,664)
NET CASH USED IN INVESTING ACTIVITIES	$(7,945)	$(12,521)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of related party note payable	$(5,678)	$
Proceeds from note payable	249,817	-
Payment of related party loan	(10,787)	(3,000)
Proceeds from related party loan	-	70,000
Payment of loans payable	(34,066)
Capital contribution	140	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	$199,426	$67,000

Effect of exchange rate changes on cash	$15,387	$(41,650)

NET INCREASE (DECREASE) IN CASH	289,713	(161,689)

CASH AT BEGINNING OF PERIOD	198,049	446,604
CASH AT END OF PERIOD	$487,762	$284,915

Supplemental Disclosure of Cash Flow Information

Cash paid during the year:
Interest	$-	$-
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Related party forgiveness of debt contributed to additional paid in capital - GreenEra Ltd.	$-	$-
Note payable issued for payment of accounts payable	$-	$-
Proceeds receivable from issuance of loan agreement	$-	$-
Forgiveness of debt by related party	$-	$-

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2016

NOTE 1 - BASIS OF PRESENTATION

The terms "COSM," "we," "the Company," and "us" as used in this report refer to Cosmos Holdings Inc. The accompanying unaudited consolidated balance sheet as of March 31, 2016 and unaudited consolidated statements of operations for three months ended March 31, 2016 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of COSM, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for three month period ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2015 and 2014, included in the Company's Annual Report on Form 10-K. The accompanying consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet. Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 - ORGANIZATION AND NATURE OF BUSINESS

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

The Company conducts its business within the pharmaceutical industry and in order to compete successfully for business in the healthcare industry, must demonstrate that its products offer medical benefits as well as cost advantages. Currently, most of the products that the Company is trading, compete with other products already on the market in the same therapeutic categories, and are subject to potential competition from new products that competitors may introduce in the future.

Going Concern

The Company's consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred a net loss of $69,106 for the three months ended March 31, 2016, and has an accumulated deficit of $470,323 and a working capital deficit of $1,653,190 as of March 31, 2016, the Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2016 and December 31, 2015, there were no cash equivalents.

The Company maintains bank accounts in the United States denominated in U.S. Dollars and in the Republic of Cyprus, in Greece and in Bulgaria all of them denominated in Euros. For the three months ended March 31, 2016, the amounts in these accounts were $2,635 and $5,105 (the Euro equivalent of which was €4,496). At December 31, 2015, the amounts in these accounts were $88,705 and $357,899 (the Euro equivalent of which was €294,446).

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided on a straight-line basis over the useful lives (except for leasehold improvements which are depreciated over the lesser of the lease term or the useful life) of the assets as follows:

Estimated Useful Life

Furniture and fixtures	5-7 years

Office and computer equipment	3-5 years

Depreciation expense was $3,629 and $0 for the years ended March 31, 2016 and March 31, 2015, respectively.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2016.

Cash is considered to be highly liquid and easily tradable as of March 31, 2016, and therefore classified as Level 1 within our fair value hierarchy.

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

The Company is liable for income taxes in the Republic of Cyprus and Greece. The corporate income tax rate in Cyprus is 12.5% and 29% in Greece and tax losses are carried forward for five years effective January 1, 2013 (prior to 2013, losses were carried forward indefinitely). Losses may also be subject to limitation under certain rules regarding change of ownership.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At March 31, 2016 the Company has maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

We recognize the impact of an uncertain tax position in our financial statements if, in management's judgment, the position is not more-likely-then-not sustainable upon audit based on the position's technical merits. This involves the identification of potential uncertain tax positions, the evaluation of applicable tax laws and an assessment of whether a liability for an uncertain tax position is necessary. As of March 31, 2016 the Company has no uncertain tax positions recorded in any jurisdiction where it is subject to income tax.

Basic and Diluted Net Income (Loss) per Common Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the periods presented. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share for the three months ended March 31, 2016 is the same due to the anti-dilutive nature of potential common stock equivalents.

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

NOTE 3 - INCOME TAXES

At March 31, 2016, the Company's effective tax rate differs from the US federal statutory tax rate primarily due to a valuation allowance recorded against net deferred tax assets in all jurisdictions in which the Company operates. At December 31, 2015, the Company's effective tax rate differed from the US federal statutory tax rate primarily due to earnings taxed at the lower income tax rate in Cyprus.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At March 31, 2016 the Company has a maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

As of March 31, 2016 the Company has no uncertain tax positions recorded in any jurisdiction where it is subject to income tax. The Company has recorded $21,529 of interest and penalties as interest expense for the three months ended March 31, 2016 in accordance with this policy.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of March 31, 2016, the Company has accounts payable of €223,373 ($253,647) to DOC Pharms S.A., this comprises over 10% of the Company's total payable balance.

As of March 31, 2016 the Company has accrued €4,595 ($5,217) in board of directors' fees and related taxes for Grigorios Siokas.

On December 29, 2014, the Company borrowed $3,000 from Dimitrios Goulielmos, the former Chief Executive Officer and a director of the Company. The loan was non-interest bearing and was repaid in full in January 2015.

During the year ended December 31, 2015, the Company borrowed €10,000 ($11,355) from Mr. Grigorios Siokas, Chief Executive Officer and €30,000 ($34,066) from Mr. Panagiotis Drakopoulos, former Director and former Chief Executive Officer, respectively. These loans have no formal agreements and bear no interest. During the three months ended March 31, 2016, €5,000 ($5,677) of the loan from Mr. Siokas was paid back. The aggregate outstanding balance under these notes was $39,744 as of March 31, 2016.

During the year ended December 31, 2015, the Company borrowed €4,500 ($5,110) from Mrs. Ourania Matsouki, wife of Mr. Grigorios Siokas, Chief Executive Officer. This loan has no formal agreement and bears no interest. This loan was paid back in full during the three months ended March 31, 2016.

In April 2015, the Company remitted $6,000 to Panagiotakis Drakopoulos, a former officer of the Company, in connection with the repayment of accrued and unpaid salary and the prior forgiveness and cancellation by Drakoupoulos of other amounts owed by the Company.

On November 4, 2015, Mr. Dimitrios Goulielmos (the "Seller") and Mr. Grigorios Siokas (the "Buyer") entered into a stock purchase agreement, whereby Mr. Goulielmos sold 95,000,000 shares of common stock to Mr. Siokas for $1.00. As part of the agreement, the Seller forgave and released the Company and the Company's subsidiary from all claims except for the repayment of €200,000 that was loaned by the Seller to SkyPharm. In exchange, the Buyer pledged to pay various obligations of the Company as listed in the Annex of the agreement as follows: $16,357 to Malone Bailey, $3,000 in accounting fees, $2,400 to Terzis, the Amplerissimo tax liability of €817,811 and various other obligations estimated between $5,000 and $10,000 (collectively the "Vendor Bills"). As of March 31, 2016, the Buyer has not paid any of the Vendor Bills. Notwithstanding the non-payment of the Vendor Bills, in connection with the sale of common stock to Mr. Siokas, on February 26, 2016, Dimitrios Goulielmos resigned from his positions as Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of Cosmos Holdings, Inc. (the "Company") but retained his position as a director on the Board of Directors. The Board of Directors appointed Grigorios Siokas to the offices of CEO and CFO and elected him to fill a vacancy and serve on the Board of Directors and as the Chairman of the Board.

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

None of the proceeds of these sales were paid to the Company.

On November 1, 2015, the Company entered into a €12,000 ($13,626) Loan Agreement with DOC Pharma S.A, pursuant to which DOC Pharma S.A., paid existing bills of the Company in the amount of €12,000, excluding the Vendor Bills. The loan will bear an interest rate of 2% per annum and will be due and payable in full on October 31, 2016. The outstanding balance under this note was $13,626 as of March 31, 2016.

On March 04, 2015, the Company entered into a $9,000 Loan Agreement with Mr. Angelos Drakopoulos, pursuant to which the Mr. Drakopoulos paid a $9,000 outstanding bill on behalf of the Company. The loan will bear an interest rate of 8% per annum and will be due and payable in full on May 5, 2016. The outstanding balance under this note was $9,000 as of March 31, 2016.

On November 16, 2015, the Company entered into a Loan Agreement with Pangagiotis Drakopoulos, shareholder and former Chairman and Principal Executive officer, pursuant to which the Company borrowed €40,000 ($45,421) from Mr. Drakououlos. The loan will bear an interest rate of 6% per annum and is due and payable in full on November 15, 2016. The Company has accrued interest expense of €902 ($1,024) as of March 31, 2016. The outstanding balance under this note was $45,421 as of March 31, 2016.

On November 21, 2014, SkyPharm entered into a Loan Agreement with Dimitrios Goulielmos, the Chief Executive Officer and a director of the Company, pursuant to which the Borrower borrowed €330,000 ($374,725) from Mr. Goulielmos. The Loan will bear an interest rate of 2% per annum and will be due and payable in full on May 11, 2015. On November 4, 2015, €130,000 ($147,619) in principal and the related accrued interest of €733 ($806) was forgiven and the remaining balance of €200,000 will no longer accrue interest as part of the stock purchase agreement on November 4, 2015. On March 21, 2016, €5,000 ($5,678) of the loan was paid back. As of March 31, 2016, a principal balance of €195,000 ($221,428) and €0.00 of accrued interest remains.

NOTE 5 - DEBT

On May 11, 2015, the Company entered into a Loan Agreement pursuant to which the Company borrowed €20,000 ($22,711), of which proceeds of €10,000 ($11,355) have been received as of March 31, 2016. The loan will bear an interest rate of 1% per annum and is due and payable in full on May 11, 2016. The Company has accrued interest expense of €172 ($195) as of March 31, 2016. The outstanding balance under this note was $22,711 as of March 31, 2016.

On May 11, 2015, the Company entered into a Loan Agreement pursuant to which the Company borrowed €80,000 ($90,842) of which proceeds of €70,000 ($79,487) have been received as of March 31, 2016. The loan will bear an interest rate of 5% per annum and is due and payable in full on May 11, 2016. The Company has accrued interest expense of €3,569 ($4,053) as of March 31, 2016. The outstanding balance under this note was $90,842 as of March 31, 2016.

On January 6, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €150,000 ($170,330). The loan will bear an interest rate of 1% per annum and is due and payable in full on February 6, 2016. As of March 31, 2016, the balance is still outstanding and the Company has accrued interest expense related to the note of €353 ($401).

On February 5, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €20,000 ($22,711). The loan will bear an interest rate of 6% and has no maturity date. The Company has accrued interest expense of €184 ($209) as of March 31, 2016. The outstanding balance under this note was $22,711 as of March 31, 2016.

On March 4, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €50,000 ($56,777). The loan will bear an interest rate of 6% and has no maturity date. The Company has accrued interest expense of €230 ($261) as of March 31, 2016. The outstanding balance under this note was $56,777 as of March 31, 2016.

During the year ended December 31, 2015, the Company borrowed €30,000 ($34,066) from a third party. There was no formal agreement and the loan bears no interest. During the three months ended March 31, 2016 this loan was paid back in full.

NOTE 6 - LEASES

The Company conducts its operations from an office located in Chicago, Illinois for which beginning in February 2014, we paid rent of approximately $710 per month for our office through December 31, 2014. Effective January 1, 2015, the monthly rent expense is $730, which has been paid through December 31, 2015. The lease expired as of November 30, 2015, however, the Company has negotiated and entered into a new lease that commenced as of May 1, 2016. Rent expense for the three months ended March 31, 2016 and 2015, was $0 and $2,906, respectively.

The offices of Amplerissimo are located in Cyprus for which we paid approximately $110 per month under a one year lease which expired in July 2013 and was renewed through July 2015, whereupon rent continued to be paid by the Company on a month to month basis. Rent expense for the three months ended March 31, 2016 and March 31, 2015 was $330 and $330, respectively.

The offices of SkyPharm are located in Greece, Thessaloniki, for which we paid approximately €4,480 ($4,941) per month under a six year lease that commenced September 2014. In December 2015, the lease was revised to include an additional rental of the first floor at a rate of €829 ($914) per month. Rent expense for the three months ended March 31, 2016 and March 31, 2015 was €15,375 ($16,957) and €12,975 ($14,640) respectively.

 NOTE 7 - DEPOSIT ON PENDING ACQUISITION

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

During the three months ended March 31, 2016, the Company further equipped a warehouse for medicines for our subsidiary SkyPharm in Thessaloniki, Greece. The warehouse has been equipped with the proper shelves, working tables, medicine cold fridge and barcode machines in compliance with all regulations. The offices in Thessaloniki have been also equipped with the proper equipment and specifically with the office tables, chairs and the terminals for each one working station. The hardware systems and software programs that are needed for the efficient trading of pharmaceuticals are already installed. As of July 22, 2015 the Hellenic Ministry of Health and more specifically the National Organization for Medicines granted the license for the wholesale of pharmaceutical products for human use to SkyPharm. The license is valid for a period of five years and pursuant to the EU directive of (2013/C 343/01) the company is subject to fulfill the Guidelines of the Good Distribution Practices of medical products for human use. The Company has already incorporated the methodologies, procedures, processes and resources in order to be in accordance with the guidelines of the Good Distribution Practices.

The Company for the three months ended March 31, 2016 has recorded total revenues of $1,136,406 and has incurred expenses of approximately $1,048,730 in connection with these proposed operations. There can be no assurance that we will ever raise the required capital necessary to effectuate our business plan; and even if we do, there is no assurance that we will ever commence or successfully develop this line of business.

Results of Operations

Three Months Ended March 31, 2016 versus March 31, 2015

For the three months ended March 31, 2016, the Company had a net loss of $69,106 on revenue of $1,136,406, versus a net loss of $108,653 with no revenue for the three months ended March 31, 2015.

Revenue

The Company had revenue for the three months ended March 31, 2016 of $1,136,406, versus no revenue for the three months ended March 31, 2015. During the Company's three month period ended March 31, 2016, revenues increased by 100% as compared to no revenues in the period ended March 31, 2015. This variation resulted against the corresponding period in 2015 due to the fact that our subsidiary SkyPharm started its operations and sales at the end of the previous year, and continued even more aggressively within the three months ended March 31, 2016.

Operating Expenses

Total operating expenses for the three month period ended March 31, 2016 were $128,691, versus $84,283 during the three month period ended March 31, 2015. The approximate 52% increase in operating expenses in the three month period in 2016, against the corresponding period in 2015, is primarily due to the increase of business operations of our subsidiary SkyPharm and the costs of professional fees, consulting expenses and other associated expenses in connection with being a public company.

Unrealized Foreign Currency losses

Additionally, we had an unrealized foreign currency loss of $212,853 for the three months ended March 31, 2016 such that our net comprehensive loss for the period was $281,959 versus the unrealized foreign currency losses of $561,448 such that our net comprehensive income for the period was $670,101 for the three months ended March 31, 2015.

Liquidity and Capital Resources

For the three months ended March 31, 2016, the Company had a working capital deficit of approximately $1,653,190 versus a working capital of approximately $4,768,391 as of March 31, 2015. This decrease is attributed to the Company's determination as of December 31, 2015 that the deposit that was provided by the Company for acquisition of an entity known as B2IN would not be recovered or refunded after the transaction was abandoned and cancelled by the parties.

At the end the three months ended March 31, 2016, the Company had net cash of $487,762 versus $284,915 as of March 31, 2015. For the three months ended March 31, 2016, net cash provided by operating activities was $82,845 versus $174,518 net cash used in operating activities for the three months ended March 31, 2015. The increase of net cash is mainly attributed to the growing needs for net cash of our subsidiary SkyPharm. The decrease in net cash from operating activities was primarily due to the net loss and the decrease in accounts payable and accrued expenses and taxes payable, as well as the decreased revenues from the previous year end.

During the three month period ended March 31, 2016, there was $7,945 net cash used in investing activities versus $12,521 used in investing activities during the three months ended March 31, 2015. This was primarily due to the purchase of fixed assets by our subsidiary SkyPharm.

During the three month period ended March 31, 2016, there was $199,426 of net cash provided by financing activities versus $67,000 provided by financing activities during the three month period ended March 31, 2015.

We anticipate using cash in our bank account as of March 31, 2016, cash generated from the operations of the Company and its operating subsidiary and from debt or equity financing, or from a loan from management, to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we may lose the qualification for quotation and our securities would no longer trade on the over the counter markets. Further, as a consequence we would fail to satisfy our reporting obligations with the Securities and Exchange Commission ("SEC"), and investors would then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

The Company, in the following twelve months, intends to launch its operations within the markets of Generic pharmaceutical products, in Cosmetic-Beauty Products as well as Food & Health Supplements. The specific industries are highly competitive and many factors may significantly affect the Company's sales of these products, including, but not limited to, price and cost-effectiveness, marketing effectiveness, product labeling, quality control and quality assurance.

Changes in the behavior and spending patterns of purchasers of pharmaceutical and healthcare products and services, including delaying medical procedures, rationing prescription medications, reducing the frequency of doctor visits and foregoing healthcare insurance coverage, may impact the Company's business.

In addition to expanding our product portfolio we also plan to evaluate offering our products and services to different geographical markets. We currently have focused our services to our customers throughout Europe. We plan on expanding our geographical reach to new eras outside the European Union market, although we currently have no binding agreements, commitments or contracts in any of these geographical markets. Some of the methods we will use to accomplish this are: promoting our brand and marketing our products and services through the internet to new geographic areas, creating strategic relationships with companies in the new geographical regions, and possibly acquiring companies that operate in different geographical regions. We anticipate that we will spend $35,000 evaluating the different methods and regions we plan on expanding to. This cost is made of up primarily legal fees, consulting fees, accounting and auditing fees as well as related development expenses.

In connection with Amplerissimo, we plan on continuing to offer the same products and services through Amplerissimo which include: data mining, statistical data analysis, research and analysis, negotiating services, credit risk analysis, credit management, conducting case studies, introduction services, e-commerce consulting, marketing management consulting, expansion strategies consulting, information systems consulting, and business management software consulting. We also intend to add additional services to the ones that we currently offer, including systems integration, accredited partnership services, and installation and resale of third parties systems and software. We intend to accomplish this by entering into new cooperative joint ventures or potential acquisitions of other existing companies. We anticipate that we will spend approximately $5,000 to evaluate the different methods of adding services. This cost is made of up primarily legal, planning and structuring, and accounting due diligence. We currently have no binding agreements, commitments or contracts for new cooperative agreements or acquisition of other existing companies.

As to potential acquisitions of companies operating in the pharmaceutical sector, SEC filing requirements are such that we will have to file audited financial statements of all our operations, including any acquired business. So we plan that our first step in any potential acquisition process we undertake is to ascertain whether we can obtain audited financials of a company if we were to acquire them. We anticipate that we will spend approximately $30,000 to locate, conduct due diligence, and evaluate target companies for possible acquisitions. As noted above, as of the date of this report, we do not have any binding agreements, commitments, or understandings with any potential acquisition candidates.

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

Off Balance Sheet Arrangements

As of March 31, 2016 there were no off balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable. A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company's management, including its Principal Executive Officer/Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Evaluation of Disclosure Controls and Procedures

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

Internal Controsl Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cosmos Holdings Inc.

Date: May 16, 2016	By:	/s/ Grigorios Siokas
Grigorios Siokas
Chief Executive Officer (Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer )

In accordance with the Exchange Act, this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Grigorios Siokas	Chief Executive Officer	May 16, 2016
Grigorios Siokas	(Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer) and Director

/s/ Dimitrios Goulielmos	Director	May 16, 2016
Dimitrios Goulielmos

/s/ Demetrios G. Demetriades	Secretary and Director	May 16, 2016
Demetrios G. Demetriades

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

Exhibit 101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

_____________

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

