Form 10-Q
period 2016-06-30
Cosmos Holdings Inc.
filed 2016-08-18
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 17, 2016 there were 125,630,532 shares issued and outstanding of the registrant's common stock.

COSMOS HOLDINGS INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

COSMOS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2016	December 31, 2015

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$474,111	$198,049
Accounts receivable	126,246	96,544
Inventory	163,127	191,874
Prepaid expenses and other current assets	412	60,709

TOTAL CURRENT ASSETS	763,896	547,176

Other assets	70,464	59,916
Property and equipment, net	55,735	50,529

TOTAL ASSETS	$890,095	$657,621

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$176,118	$196,420
Accounts payable and accrued expenses - related party	267,989	140,513
Deferred revenue	-	62,210
Notes payable	486,725	109,060
Notes payable - related party	277,712	283,831
Loans payable	-	32,718
Loans payable - related party	37,753	48,532
Taxes payable	1,096,196	1,032,128

TOTAL CURRENT LIABILITIES	2,342,493	1,905,412

TOTAL LIABILITIES	2,342,493	1,905,412

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 125,630,532 and 125,630,532 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	125,631	125,631
Additional paid-in capital	133,613	133,473
Accumulated other comprehensive loss	(1,127,241)	(1,105,678)
Accumulated deficit	(584,401)	(401,217)

TOTAL STOCKHOLDERS' DEFICIT	(1,452,398)	(1,247,791)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$890,095	$657,621

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

COSMOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

REVENUE
Revenue	$955,895	$-	$2,092,301	$-

COST OF REVENUE	874,189	-	1,922,919	-

GROSS PROFIT	81,706	-	169,382	-

OPERATING EXPENSES
General and administrative expenses	167,733	109,802	292,795	193,907
Depreciation expense	906	-	4,535	178
TOTAL OPERATING EXPENSES	168,639	109,802	297,330	194,085

LOSS FROM OPERATIONS	(86,933)	(109,802)	(127,948)	(194,085)

OTHER INCOME (EXPENSE)
Interest income	-	242	-	1,059
Other income	19	-	19	-
Interest expense - related party	1,079	(1,474)	(1,822)	(4,636)
Interest expense	(28,323)	(21,586)	(50,009)	(43,611)
Other expense	(681)	-	(1,151)	-
Foreign currency transaction gain (loss)	1,546	-	(1,488)	-
TOTAL OTHER INCOME (EXPENSE)	(26,360)	(22,818)	(54,451)	(47,188)

LOSS BEFORE INCOME TAXES	(113,293)	(132,620)	(182,399)	(241,273)

INCOME TAX EXPENSE	(785)	-	(785)	-

NET LOSS	(114,078)	(132,620)	(183,184)	(241,273)

OTHER COMPREHENSIVE LOSS
Foreign currency translation gain (loss)	191,290	111,536	(21,563)	(449,912)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	$77,212	$(21,084)	$(204,747)	$(691,185)

BASIC NET (LOSS) INCOME PER SHARE	$0.00	$(0.00)	$(0.00)	$(0.00)
DILUTED NET (LOSS) INCOME PER SHARE	$0.00	$(0.00)	$(0.00)	$(0.00)
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	125,630,532	125,601,282	125,630,532	125,601,282
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	125,630,532	125,804,894	125,630,532	125,808,721

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

COSMOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(183,184)	$(241,273)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation expense	4,535	178
Stock-based compensation	-	28,350
Changes in Assets and Liabilities:
Accounts receivable	(29,702)	-
Inventory	28,747	-
Prepaid expenses	60,297	-
Other assets	(10,548)	(1,246)
Accounts payable and accrued expenses	(20,302)	(59,884)
Accounts payable and accrued expenses - related party	127,476	18,298
Taxes payable	21,529	-
Deferred revenue	(62,210)	-
NET CASH (USED IN) OPERATING ACTIVITIES	$(63,362)	$(255,577)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$(8,801)	$(33,820)
NET CASH USED IN INVESTING ACTIVITIES	$(8,801)	$(33,820)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of related party note payable	$(11,104)	$-
Payment of note payable	(133,248)
Proceeds from note payable	508,563	-
Payment of related party loan	(11,659)	(3,000)
Proceeds from related party loan	-	70,000
Payment of loans payable	(33,312)	-
Capital contribution	140	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	$319,380	$67,000

Effect of exchange rate changes on cash	$28,845	$(36,152)

NET INCREASE (DECREASE) IN CASH	276,062	(258,549)

CASH AT BEGINNING OF PERIOD	198,049	446,604
CASH AT END OF PERIOD	$474,111	$188,055

Supplemental Disclosure of Cash Flow Information

Cash paid during the year:
Interest	$-	$-
Income Tax	$-	$-

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2016

NOTE 1 - BASIS OF PRESENTATION

The terms "COSM," "we," "the Company," and "us" as used in this report refer to Cosmos Holdings Inc. The accompanying unaudited consolidated balance sheet as of June 30, 2016 and unaudited consolidated statements of operations for the three and six months ended June 30, 2016 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of COSM, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2015 and 2014, included in the Company's Annual Report on Form 10-K. The accompanying consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet. Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 - ORGANIZATION AND NATURE OF BUSINESS

Cosmos Holdings, Inc. ("Cosmos", "the Company", the "Registrant", "we", or "us") was incorporated in the State of Nevada under the name Prime Estates and Developments, Inc. on July 21, 2009 for the purpose of acquiring and operating commercial real estate and real estate related assets.

On September 27, 2013 (the "Closing"), the Company closed a reverse take-over transaction by which it acquired a private company whose principal activities are the trading of products, providing representation, and provision of consulting services to various sectors. Pursuant to a Share Exchange Agreement (the "Exchange Agreement") between the Registrant and Amplerissimo Ltd, a company incorporated in Cyprus ("Amplerissimo"), the Registrant acquired 100% of Amplerissimo's issued and outstanding common stock.

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

Going Concern

The Company's consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred a net loss of $183,184 for the six months ended June 30, 2016, and has an accumulated deficit of $584,401 and a working capital deficit of $1,578,597 as of June 30, 2016, the Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2016 and December 31, 2015, there were no cash equivalents.

The Company maintains bank accounts in the United States denominated in U.S. Dollars and in the Republic of Cyprus, in Greece and in Bulgaria all of them denominated in Euros. For the six months ended June 30, 2016, the amounts in these accounts were $0 and $39,927 (the Euro equivalent of which was €35,958). At December 31, 2015, the amounts in these accounts were $(190) and $7,808 (the Euro equivalent of which was €7,159).

Accounts Receivable

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

Depreciation expense was $4,535 and $178 for the six months ended June 30, 2016 and June 30, 2015, respectively.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2016.

Cash is considered to be highly liquid and easily tradable as of June 30, 2016, and therefore classified as Level 1 within our fair value hierarchy.

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

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At June 30, 2016 the Company has maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

We recognize the impact of an uncertain tax position in our financial statements if, in management's judgment, the position is not more-likely-then-not sustainable upon audit based on the position's technical merits. This involves the identification of potential uncertain tax positions, the evaluation of applicable tax laws and an assessment of whether a liability for an uncertain tax position is necessary. As of June 30, 2016 the Company has no uncertain tax positions recorded in any jurisdiction where it is subject to income tax.

Basic and Diluted Net Income (Loss) per Common Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the periods presented. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share for the three and six months ended June 30, 2016 is the same due to the anti-dilutive nature of potential common stock equivalents.

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

NOTE 3 - INCOME TAXES

At June 30, 2016, the Company's effective tax rate differs from the US federal statutory tax rate primarily due to a valuation allowance recorded against net deferred tax assets in all jurisdictions in which the Company operates. At December 31, 2015, the Company's effective tax rate differed from the US federal statutory tax rate primarily due to earnings taxed at the lower income tax rate in Cyprus.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At June 30, 2016 the Company has a maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

As of June 30, 2016 the Company has no uncertain tax positions recorded in any jurisdiction where it is subject to income tax. The Company has recorded $43,577 of interest and penalties as interest expense for the six months ended June 30, 2016 in accordance with this policy.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of June 30, 2016, the Company has accounts payable of €232,798 ($258,494) to DOC Pharma S.A., this comprises over 10% of the Company's total payable balance. As of December 31, 2015, the Company owed €111,000 ($121,063) to DOC Pharms S.A.

On November 1, 2015, the Company entered into a €12,000 ($13,325) Loan Agreement with DOC Pharma S.A, pursuant to which DOC Pharma S.A., paid existing bills of the Company in the amount of €12,000, excluding the Vendor Bills. The loan will bear an interest rate of 2% per annum and will be due and payable in full on October 31, 2016. As of June 30, 2016, the Company has an outstanding principal balance under this note of $13,325 and accrued interest expense of €159 ($176).

On March 4, 2015, the Company entered into a $9,000 Loan Agreement with Mr. Angelos Drakopoulos, pursuant to which the Mr. Drakopoulos paid a $9,000 outstanding bill on behalf of the Company. The loan will bear an interest rate of 8% per annum and will be due and payable in full on May 5, 2016. As of June 30, 2016, the Company has an outstanding principal balance under this note of $9,000 and accrued interest expense of $460.

During the year ended December 31, 2015, the Company borrowed €30,000 ($33,311) as a loan payable from Mr. Panagiotis Drakopoulos, former Director and former Chief Executive Officer. The loan has no formal agreement and bear no interest. As of June 30, 2016, the Company has an outstanding principal balance under this note of $33,311.  In April 2015, the Company remitted $6,000 to Panagiotis Drakopoulos, a former officer of the Company, in connection with the repayment of accrued and unpaid salary and the prior forgiveness and cancellation by Drakopoulos of other amounts owed by the Company. On November 16, 2015, the Company entered into another Loan Agreement with Panagiotis Drakopoulos, pursuant to which the Company borrowed €40,000 ($44,415) as note payable from Mr. Drakopoulos. The note will bear an interest rate of 6% per annum and is due and payable in full on November 15, 2016. As of June 30, 2016, the Company has an outstanding principal balance under this note of $44,416 and accrued interest expense of €1,500 ($1,666).

As of June 30, 2016 the Company has accrued €4,355 ($4,836) in board of directors' fees and related taxes for Grigorios Siokas, Chief Executive Officer. During the year ended December 31, 2015, the Company borrowed €10,000 ($11,104) as loan payable from Mr. Grigorios Siokas. The loan has no formal agreement and bears no interest. During the six months ended June 30, 2016, €6,000 ($6,662) of the loan from Mr. Siokas was repaid.

During the year ended December 31, 2015, the Company borrowed €4,500 ($4,997) from Mrs. Ourania Matsouki, wife of Mr. Grigorios Siokas, Chief Executive Officer. This loan has no formal agreement and bears no interest. This loan was paid back in full during the six months ended June 30, 2016.

Grigorios Siokas, the Chief Executive Officer and Director of the Company entered into the following transactions to purchase shares of Common Stock of the Company:

Seller	Date	Amount of Shares	Aggregate Purchase Price

Vasileios Mavrogiannis	January 8, 2016	2,650,000	$1.00
Vasileios Mavrogiannis	January 8, 2016	1,666.666	$1.00
Panagiotis Drakopoulos	January 8, 2016	2,400,000	$1.00
Panagiotis Drakopoulos	January 11, 2016	2,000,000	$1.00

None of the proceeds of these sales were paid to the Company.

On November 4, 2015, Mr. Dimitrios Goulielmos (the "Seller") and Mr. Grigorios Siokas (the "Buyer") entered into a stock purchase agreement, whereby Mr. Goulielmos sold 95,000,000 shares of common stock to Mr. Siokas for $1.00. As part of the agreement, the Seller forgave and released the Company and the Company's subsidiary from all claims except for the repayment of €200,000 that was loaned by the Seller to SkyPharm. In exchange, the Buyer pledged to pay various obligations of the Company as listed in the Annex of the agreement as follows: $16,357 to Malone Bailey, $3,000 in accounting fees, $2,400 to Terzis, the Amplerissimo tax liability of €817,811 and various other obligations estimated between $5,000 and $10,000 (collectively the "Vendor Bills"). The Company subsequently paid the Vendor Bills. Notwithstanding the non-payment of the Vendor Bills by the buyer at that time, in connection with the sale of common stock to Mr. Siokas, on February 26, 2016, Dimitrios Goulielmos resigned from his positions as Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of Cosmos Holdings, Inc. (the "Company") but retained his position as a director on the Board of Directors. The Board of Directors appointed Grigorios Siokas to the offices of CEO and CFO and elected him to fill a vacancy and serve on the Board of Directors and as the Chairman of the Board.

On November 21, 2014, SkyPharm entered into a Loan Agreement with Dimitrios Goulielmos, then the Chief Executive Officer and a director of the Company, pursuant to which the Borrower borrowed €330,000 ($366,432) from Mr. Goulielmos. The Loan will bear an interest rate of 2% per annum and will be due and payable in full on May 11, 2015. On November 4, 2015, €130,000 ($147,619) in principal and the related accrued interest of €733 ($806) was forgiven and the remaining balance of €200,000 will no longer accrue interest as part of the stock purchase agreement with Grigorios Siokas on November 4, 2015 referenced above. As of June 30, 2016, €10,000 ($11,104) of the loan was paid back, and a principal balance of €190,000 ($210,972) and €0.00 of accrued interest remains. On December 29, 2014, the Company borrowed $3,000 from Dimitrios Goulielmos, the former Chief Executive Officer and a director of the Company. The loan was non-interest bearing and was repaid in full in January 2015.

NOTE 5 - DEBT

On November 5, 2015, the Company entered into a Loan Agreement pursuant to which the Company borrowed €20,000 ($22,208), of which proceeds of €10,000 ($11,104) have been received as of June 30 2016. The loan will bear an interest rate of 1% per annum and is due and payable in full on November 5, 2016. The Company has accrued interest expense of €220 ($244) as of June 30, 2016. The outstanding balance under this note was $22,208 as of June 30, 2016.

On November 5, 2015, the Company entered into a Loan Agreement pursuant to which the Company borrowed €80,000 ($88,830) of which proceeds of €70,000 ($77,727) have been received as of June 30, 2016. The loan will bear an interest rate of 5% per annum and is due and payable in full on November 5, 2016. The Company has accrued interest expense of €4,566 ($5,070) as of June 30, 2016. The outstanding balance under this note was $88,832 as of June 30, 2016.

On January 6, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €150,000 ($166,557). The loan will bear an interest rate of 1% per annum and is due and payable in full on February 6, 2016. As of June 30, 2016, €120,000 ($133,246) was paid back by the Company. There is accrued interest expense related to the note of €694 ($771). As of June 30, 2016, the outstanding balance under this note was $33,312.

On February 5, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €20,000 ($22,208). The loan will bear an interest rate of 6% and has no maturity date. The Company has accrued interest expense of €484 ($537) as of June 30, 2016. The outstanding balance under this note was $22,208 as of June 30, 2016.

On March 4, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €50,000 ($55,519). The loan will bear an interest rate of 6% and has no maturity date. The Company has accrued interest expense of €979 ($1,087) as of June 30, 2016. The outstanding balance under this note was $55,520 as of June 30, 2016.

On April 19, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €100,000 ($111,038). The loan will bear an interest rate of 6% and will mature on April 19, 2017. The Company has accrued interest expense of €1,200 ($1,332) as of June 30, 2016. The outstanding balance under this note was $111,040 as of June 30, 2016.

On April 22, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €38,000 ($42,194). The loan will bear an interest rate of 6% and will mature on April 22, 2017. The Company has accrued interest expense of €437 ($485) as of June 30, 2016. The outstanding balance under this note was $42,195 as of June 30, 2016.

On May 04, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €50,000 ($55,519). The loan will bear an interest rate of 6% and will mature on May 4, 2017. The Company has accrued interest expense of €477 ($530) as of June 30, 2016. The outstanding balance under this note was $55,520 as of June 30, 2016.

On May 24, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €50,000 ($55,519). The loan will bear an interest rate of 6% and will mature on May 24, 2017. The Company has accrued interest expense of €313 ($348) as of June 30, 2016. The outstanding balance under this note was $55,520 as of June 30, 2016.

During the six months ended June 30, 2016, $379 of Company expenses were paid for by a third party. There was no formal agreement and the loan bears no interest.

During the year ended December 31, 2015, the Company borrowed €30,000 ($34,066) from a third party. There was no formal agreement and the loan bears no interest. During the six months ended June 30, 2016 this loan was paid back in full.

None of the above loans were made by any related parties.

NOTE 6 - LEASES

The Company conducts its operations from an office located in Chicago, Illinois for which beginning in February 2014, we paid rent of approximately $710 per month for our office through December 31, 2014. Effective January 1, 2015, the monthly rent expense is $730, which has been paid through December 31, 2015. The lease expired as of November 30, 2015, however, the Company has negotiated and entered into a new lease that commenced as of June 1, 2016. Rent expense for the three and six months ended June 30, 2016, was $709 and $709, respectively. Rent expense for the three and six months ended June 30, 2015, was $2,244 and $5,801, respectively.

The offices of Amplerissimo are located in Cyprus for which we paid approximately $110 per month under a one year lease which expired in July 2013 and was renewed through July 2015, whereupon rent continued to be paid by the Company on a month to month basis. Rent expense for the three and six months ended June 30, 2016 was $330 and $660, respectively. Rent expense for the three and six months ended June 30, 2015 was $330 and $660, respectively.

The offices of SkyPharm are located in Greece, Thessaloniki, for which we paid approximately €4,480 ($4,975) per month under a six year lease that commenced September 2014. In December 2015, the lease was revised to include an additional rental of the first floor at a rate of €829 ($921) per month. The lease was further revised in March 2016 to include another additional rental of the first floor at a rate of €829 ($921) per month beginning in May 2016. Rent expense for the three and six months ended June 30, 2016 was €17,754 ($19,856) and €33,682 ($37,670) respectively. Rent expense for the three and six months ended June 30, 2015 was €12,975 ($14,640) and €25,950 ($28,696) respectively.

NOTE 7 - DEPOSIT ON PENDING ACQUISITION

On August 19, 2014, Amplerissimo Ltd., a company incorporated in Cyprus and a subsidiary of the Company ("Amplerissimo") entered into a Share Purchase Agreement (the "Purchase Agreement") with B2IN S.A., a corporation organized under the laws of Greece ("B2IN"), Unilog Logistics S.A., a corporation organized under the laws of Greece and a wholly owned subsidiary of B2IN ("Unilog"), and Wilot Limited, a corporation organized under the laws of Cyprus ("Seller"). Unilog operates a pharmaceutical logistics business in Greece. Subject to the terms, conditions, and provisions of the Purchase Agreement, at the closing (the "Closing") of the transactions contemplated by the Purchase Agreement, Amplerissimo will acquire from Seller all of the outstanding capital stock of B2IN for a purchase price of seven million euros (€ 7,000,000) or approximately $7,634,000. As of December 31, 2015, €5,540,000 ($6,041,924) of this purchase price was paid to the Seller by Amplerissimo. Subject to the terms, conditions, and provisions of the Share Purchase Agreement signed on August 19, 2014, between Amplerissimo Ltd & B2IN S.A (the "Seller") to acquire all of the outstanding capital of Seller and under the agreement for extension entered into force at 18th day of August 2015, if the Closing does not occur by March 30, 2016 for any reason, Amplerissimo is entitled to have the deposit returned to it by Seller. As of June 30, 2016 the Closing did not occur and thus under the terms of the related Share Purchase Agreement, the Company has the right to terminate the agreement and will request the Seller to return the deposit in total. However the Company has determined that it will not receive any of the investment back from B2IN. Accordingly, as of December 31, 2015, €5,540,000 ($6,041,924) was written off and the balance of the deposit account is €0.00.

NOTE 8 – SUBSEQUENT EVENTS

On August 4, 2016, the Company's wholly owned subsidiary Sky Pharm S.A. ("Sky Pharm") entered into a Loan Facility Agreement, guaranteed by Grigorios Siokas, with Synthesis Peer-To Peer-Income Fund (the "Loan Facility"). The Loan Facility provides Sky Pharm with a credit facility of up to $1,292,769. Any advance under the Loan Facility accrues interest at a rate of 10% per annum and requires quarterly interest payments commencing on September 30, 2016. The amounts owed under the Loan Facility shall be repayable upon the earlier of (i) three months following the demand of the lender; or (ii) August 31, 2018. No prepayment is permitted pursuant to the terms of the Loan Facility. The Synthesis Facility Agreement is secured by a personal guaranty of Grigorios Siokas, which is secured by a pledge of 10,000,000 shares of common stock of the Company owned by Mr. Siokas. As of the date hereof the Company has taken an advance of $1,292,769.

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

We are currently focusing our existing operations on expanding the business of SkyPharm and have concentrated our efforts on becoming an international pharmaceutical company. The Company's focus will be on Branded Pharmaceuticals, Over-the-counter (OTC) medicines, and Generic Pharmaceuticals. The Company also intends to expand into Cosmetic-Beauty Products as well as Food Supplements and we target areas where we can build and maintain a strong position. The Company uses a differentiated operating model based on a lean, nimble and decentralized structure, with an emphasis on low risk license acquisition as well as research & development and our ability to be better owners of pharmaceutical assets than others. This operating model and the execution of our corporate strategy are enabling the Company to achieve sustainable growth and create shareholder value. In particular, we look to continue to enhance our pharmaceutical and over the counter product lines by acquiring or licensing rights to additional products and regularly evaluate selective acquisition and license opportunities.

During the six months ended June 30, 2016, the Company further equipped a warehouse for medicines for our subsidiary SkyPharm in Thessaloniki, Greece. The warehouse has been equipped with the proper shelves, working tables, medicine, cold fridge and barcode machines in compliance with all regulations. The offices in Thessaloniki have been also equipped with the proper equipment and specifically with the office tables, chairs and the terminals for each one working station. The hardware systems and software programs that are needed for the efficient trading of pharmaceuticals are already installed. As of July 22, 2015 the Hellenic Ministry of Health and more specifically the National Organization for Medicines granted the license for the wholesale of pharmaceutical products for human use to SkyPharm. The license is valid for a period of five years and pursuant to the EU directive of (2013/C 343/01) the Company is subject to fulfill the Guidelines of the Good Distribution Practices of medical products for human use. The Company has already incorporated the methodologies, procedures, processes and resources in order to be in accordance with the guidelines of the Good Distribution Practices.

The Company for the six months ended June 30, 2016 has recorded total revenues of $2,092,301 and has incurred expenses of approximately $1,922,919 in connection with these proposed operations. There can be no assurance that we will ever raise the required capital necessary to effectuate our business plan; and even if we do, there is no assurance that we will ever commence or successfully develop this line of business.

Results of Operations

Three Months Ended June 30, 2016 versus June 30, 2015

For the three months ended June 30, 2016, the Company had a net loss of $114,078 on revenue of $955,895, versus a net loss of $132,620 with no revenue for the three months ended June 30, 2015.

Revenue

The Company had revenue for the three months ended June 30, 2016 of $955,895, versus no revenue for the three months ended June 30, 2015. During the Company's three month period ended June 30, 2016, revenues increased by 100% as compared to no revenues in the period ended June 30, 2015. This variation resulted against the corresponding period in 2015 due to the fact that our subsidiary SkyPharm commenced its operations and sales at the end of 2015, and continued even more aggressively during the three months ended June 30, 2016.

Operating Expenses

Total operating expenses for the three month period ended June 30, 2016 were $168,639, versus $109,802 during the three month period ended June 30, 2015. The approximate 54% increase in operating expenses in the three month period in 2016, against the corresponding period in 2015, is primarily due to the increase of business operations of our subsidiary SkyPharm and the costs of professional fees, consulting expenses and other associated expenses in connection with being a public company.

Unrealized Foreign Currency losses

Additionally, we had an unrealized foreign currency gain of $191,290 for the three months ended June 30, 2016 such that our net comprehensive gain for the period was $77,212 versus the unrealized foreign currency gain of $111,536 such that our net comprehensive loss for the period was $21,084 for the three months ended June 30, 2015.

Six Months Ended June 30, 2016 versus June 30, 2015

For the six months ended June 30, 2016, the Company had a net loss of $183,184 on revenue of $2,092,301, versus a net loss of $241,273 with no revenue for the six months ended June 30, 2015.

Revenue

The Company had revenue for the six months ended June 30, 2016 of $2,092,301, versus no revenue for the six months ended June 30, 2015. During the Company's six month period ended June 30, 2016, revenues increased by 100% as compared to no revenues in the period ended June 30, 2015. This variation resulted against the corresponding period in 2015 due to the fact that our subsidiary SkyPharm commenced its operations and sales at the end of 2015, and continued even more aggressively during the six months ended June 30, 2016.

Operating Expenses

Total operating expenses for the six month period ended June 30, 2016 were $297,330, versus $194,085 during the six month period ended June 30, 2015. The approximate 53% increase in operating expenses in the six month period in 2016, against the corresponding period in 2015, is primarily due to the increase of business operations of our subsidiary SkyPharm and the costs of professional fees, consulting expenses and other associated expenses in connection with being a public company.

Unrealized Foreign Currency losses

Additionally, we had an unrealized foreign currency loss of $21,563 for the six months ended June 30, 2016 such that our net comprehensive loss for the period was $204,747 versus the unrealized foreign currency losses of $449,912 such that our net comprehensive loss for the period was $691,184 for the six months ended June 30, 2015.

Liquidity and Capital Resources

At June 30, 2016, the Company had a working capital deficit of approximately $1,578,597 and approximately $1,358,236 as of December 31, 2015. This increase in the working capital deficit is attributed to the increase of account payable account due to the growing needs to fund the operations of our subsidiary SkyPharm.

At the end the six months ended June 30, 2016, the Company had cash of $474,111 versus $198,049 as of December 31, 2015. For the six months ended June 30, 2016, net cash used in operating activities was $63,362 versus $255,577 net cash used in operating activities for the six months ended June 30, 2015. The increased use of cash is mainly attributed to the growing needs to fund the operations of our subsidiary SkyPharm. The decrease in net cash from operating activities was primarily due to the decrease in net loss, accounts payable and accrued expenses.

During the six month period ended June 30, 2016, there was $8,801 net cash used in investing activities versus $33,820 used in investing activities during the six months ended June 30, 2015. This was primarily due to the purchase of fixed assets by our subsidiary SkyPharm.

During the six month period ended June 30, 2016, there was $319,380 of net cash provided by financing activities versus $67,000 provided by financing activities during the six month period ended June 30, 2015.

We anticipate using cash in our bank account as of June 30, 2016, cash generated from the operations of the Company and its operating subsidiary and from debt or equity financing, or from a loan from management, to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we may lose the qualification for quotation and our securities would no longer trade on the over the counter markets. Further, as a consequence we would fail to satisfy our reporting obligations with the Securities and Exchange Commission ("SEC"), and investors would then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

Plan of Operation in the Next Twelve Months

Our plan of operations for the next 12 months is as follows:

For our Subsidiary "SkyPharm S.A" we are committed to capitalizing on sales growth opportunities by increasing our customer pipeline across the new European Market and entering into countries such as Sweden, Denmark and Holland.

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

In addition to expanding our product portfolio we also plan to evaluate offering our products and services to different geographical markets. We currently have focused our services to our customers throughout Europe. We plan on expanding our geographical reach to new eras outside the European Union market. Some of the methods we will use to accomplish this are: promoting our brand and marketing our products and services through the internet to new geographic areas, creating strategic relationships with companies in the new geographical regions, and possibly acquiring companies that operate in different geographical regions. We anticipate that we will spend approximately $35,000 evaluating the different methods and regions we plan on expanding to. This cost is made of up primarily legal fees, consulting fees, accounting and auditing fees as well as related development expenses.

As to potential acquisitions of companies operating in the pharmaceutical sector, SEC filing requirements are such that we will have to file audited financial statements of all our operations, including any acquired business. So we plan that our first step in any potential acquisition process we undertake is to ascertain whether we can obtain audited financials of a company if we were to acquire them. We anticipate that we will spend approximately $30,000 to locate, conduct due diligence, and evaluate target companies for possible acquisitions. As noted above, as of the date of this Report, we do not have any binding agreements, commitments, or understandings with any potential acquisition candidates except for as described below, which is not a binding agreement.

On May 20, 2016, the Company entered into a Non-Binding Memorandum of Understanding with Doc.Pharma SA to purchase Doc.Pharma SA for a combination of cash and stock to be agreed upon. Doc.Pharma SA is controlled by Grigorios Siokas, the Company's CEO. The Memorandum of Understanding is subject to the Company's completion of due diligence and expires on December 31, 2016. We currently have no binding agreements, commitments, contracts or new cooperative agreements for the acquisition of other existing companies.

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

Off Balance Sheet Arrangements

As of June 30, 2016 there were no off balance sheet arrangements.

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

Internal Controls Over Financial Reporting

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Subsequent Events

On August 4, 2016, the Company's wholly owned subsidiary Sky Pharm S.A. ("Sky Pharm") entered into a Loan Facility Agreement, guaranteed by Grigorios Siokas, with Synthesis Peer-To Peer-Income Fund (the "Loan Facility"). The Loan Facility provides Sky Pharm with a credit facility of up to $1,292,769. Any advance under the Loan Facility accrues interest at a rate of 10% per annum and requires quarterly interest payments commencing on September 30, 2016. The amounts owed under the Loan Facility shall be repayable upon the earlier of (i) three months following the demand of the lender; or (ii) August 31, 2018. No prepayment is permitted pursuant to the terms of the Loan Facility. The Synthesis Facility Agreement is secured by a personal guaranty of Grigorios Siokas, which is secured by a pledge of 10,000,000 shares of common stock of the Company owned by Mr. Siokas. As of the date hereof the Company has taken an advance of $1,292,769.

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

_________________

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

Cosmos Holdings Inc.

Date: August 17, 2016	By:	/s/ Grigorios Siokas
Grigorios Siokas
Chief Executive Officer (Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer )

In accordance with the Exchange Act, this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Grigorios Siokas	Chief Executive Officer	August 17, 2016
Grigorios Siokas	(Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer) and Director

/s/ Dimitrios Goulielmos	Director	August 17, 2016
Dimitrios Goulielmos

/s/ Demetrios G. Demetriades	Secretary and Director	August 17, 2016
Demetrios G. Demetriades

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

Exhibit 101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

_________________

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

