Form 10-Q
period 2016-09-30
Cosmos Holdings Inc.
filed 2016-11-17
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Registrant's telephone number: (312) 536-3102

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

As of November 17, 2016 there were 125,630,532 shares issued and outstanding of the registrant's common stock.

COSMOS HOLDINGS INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

COSMOS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2016	December 31, 2015

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$619,773	$198,049
Accounts receivable	412,557	96,544
Other receivable	140,475	-
Inventory	381,309	191,874
Prepaid expenses and other current assets	259,336	60,709
Prepaid expenses and other current assets - related party	119,796	-

TOTAL CURRENT ASSETS	1,933,246	547,176

Other assets	115,796	59,916
Property and equipment, net	56,946	50,529

TOTAL ASSETS	$2,105,988	$657,621

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$267,101	$196,420
Accounts payable and accrued expenses - related party	5,396	140,513
Deferred revenue	-	62,210
Notes payable, net of discount of $72,743 and $0, respectively	1,938,454	109,060
Notes payable - related party	246,924	283,831
Loans payable	-	32,718
Loans payable - related party	79,222	48,532
Taxes payable	1,132,524	1,032,128

TOTAL CURRENT LIABILITIES	3,669,621	1,905,412

TOTAL LIABILITIES	3,669,621	1,905,412

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 125,630,532 and 125,630,532 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	125,631	125,631
Additional paid-in capital	133,613	133,473
Accumulated other comprehensive loss	(1,143,863)	(1,105,678)
Accumulated deficit	(679,014)	(401,217)

TOTAL STOCKHOLDERS' DEFICIT	(1,563,633)	(1,247,791)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,105,988	$657,621

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

COSMOS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

REVENUE
Revenue	$1,414,503	$-	$3,506,804	$-

COST OF REVENUE	1,269,553	-	3,192,472	-

GROSS PROFIT	144,950	-	314,332	-

OPERATING EXPENSES
General and administrative expenses	173,498	68,156	466,293	262,241
Depreciation expense	2,421	6,996	6,956	6,996
TOTAL OPERATING EXPENSES	175,919	75,152	473,249	269,237

LOSS FROM OPERATIONS	(30,969)	(75,152)	(158,917)	(269,237)

OTHER INCOME (EXPENSE)
Interest income	-	8	-	1,067
Other income	-	-	19	-
Interest expense - related party	(919)	(3,200)	(2,741)	(7,836)
Interest expense	(53,794)	(21,842)	(103,803)	(65,453)
Other expense	(3,388)	-	(4,539)	-
Foreign currency transaction loss	(5,555)	-	(7,043)	-
TOTAL OTHER INCOME (EXPENSE)	(63,656)	(25,034)	(118,107)	(72,222)

LOSS BEFORE INCOME TAXES	(94,625)	(100,186)	(277,024)	(341,459)

INCOME TAX BENEFIT (EXPENSE)	12	(204)	(773)	(204)

NET LOSS	(94,613)	(100,390)	(277,797)	(341,663)

OTHER COMPREHENSIVE LOSS
Foreign currency translation (loss) gain	(16,622)	55,764	(38,185)	(394,148)

TOTAL OTHER COMPREHENSIVE LOSS	$(111,235)	$(44,626)	$(315,982)	$(735,811)

BASIC NET (LOSS) INCOME PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
DILUTED NET (LOSS) INCOME PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	125,630,532	125,585,532	125,630,532	125,611,081
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	125,630,532	125,793,974	125,630,532	125,818,867

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

COSMOS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(277,797)	$(341,663)
Adjustments to Reconcile Net Loss to Net Cash Provided By (Used In) Operating Activities:
Depreciation expense	6,956	6,996
Amortization of debt discount	5,885	-
Stock-based compensation	-	28,350
Changes in Assets and Liabilities:
Accounts receivable	(316,012)	-
Inventory	(189,435)	-
Prepaid expenses	(198,627)	-
Prepaid expenses - related party	(119,796)	-
Other assets	(55,880)	(28,743)
Accounts payable and accrued expenses	70,681	(79,535)
Accounts payable and accrued expenses - related party	(135,117)	-
Taxes payable	36,331	84,997
Deferred revenue	(62,210)	-
NET CASH USED IN OPERATING ACTIVITIES	$(1,235,021)	$(329,598)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$(11,880)	$(34,397)
Payment of financing arrangement fee	(140,475)	-
NET CASH USED IN INVESTING ACTIVITIES	$(152,355)	$(34,397)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of related party note payable	$(44,952)	$-
Paymentof note payable	(148,904)
Proceeds from note payable	1,968,940	-
Payment of related party loan	(21,914)	(3,000)
Proceeds from related party loan	51,127	120,000
Payment of loans payable	(33,714)	-
Capital contribution	140	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	$1,770,723	$117,000

Effect of exchange rate changes on cash	$38,377	$(43,741)

NET INCREASE (DECREASE) IN CASH	421,724	(290,736)

CASH AT BEGINNING OF PERIOD	198,049	446,604
CASH AT END OF PERIOD	$619,773	$155,868

Supplemental Disclosure of Cash Flow Information

Cash paid during the year:
Interest	$-	$-
Income Tax	$-	$-

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2016

NOTE 1 - BASIS OF PRESENTATION

The terms "COSM," "we," "the Company," and "us" as used in this report refer to Cosmos Holdings Inc. The accompanying unaudited consolidated balance sheet as of September 30, 2016 and unaudited consolidated statements of operations for the three and nine months ended September 30, 2016 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of COSM, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2015 and 2014, included in the Company's Annual Report on Form 10-K. The accompanying consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet. Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 - ORGANIZATION AND NATURE OF BUSINESS

Cosmos Holdings, Inc. ("Cosmos", "the Company", the "Registrant", "we", or "us") was incorporated in the State of Nevada under the name Prime Estates and Developments, Inc. on July 21, 2009 for the purpose of acquiring and operating commercial real estate and real estate related assets.

On September 27, 2013 (the "Closing"), the Company closed a reverse take-over transaction by which it acquired a private company, Amplerissimo Ltd (“Amplerissimo”). Pursuant to a Share Exchange Agreement (the "Exchange Agreement") between the Registrant and Amplerissimo, a company incorporated in Cyprus, the Registrant acquired 100% of Amplerissimo's issued and outstanding common stock.

On August 1, 2014, we, through our Cypriot subsidiary Amplerissimo, formed SkyPharm S.A. a Greek corporation ("SkyPharm") whose principal activities and operations are the development, marketing and sales of pharmaceutical, over the counter, and cosmetic products.

The Company conducts its business within the pharmaceutical industry and is active in both of the branded pharmaceutical market and generic pharmaceutical products market. The pharmaceutical industry is highly competitive and subject to comprehensive government regulations. Many factors may significantly affect the Company's sales of its products, including, but not limited to, efficacy, safety, price and cost-effectiveness, marketing effectiveness, product labeling, quality control and quality assurance as well as our research and development of new products. To compete successfully for business in the healthcare industry, the Company must demonstrate that its products offer medical benefits as well as cost advantages. Currently, most of the products that the Company is trading, compete with other products already on the market in the same therapeutic categories, and are subject to potential competition from new products that competitors may introduce in the future.

We regularly evaluate and, where appropriate, execute on opportunities to expand through the acquisition of pharmaceutical products and companies in areas that will serve patients that we believe will offer above average growth characteristics and attractive margins. In particular, we look to continue to enhance our pharmaceutical and over the counter (“OTC”) product lines by acquiring or licensing rights and regularly evaluate selective acquisition opportunities.

Going Concern

The Company's consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred a total net loss of $277,797 for the nine months ended September 30, 2016, and has an accumulated deficit of $679,014 and a working capital deficit of $1,736,375 as of September 30, 2016, the Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through increased sales of product, by sale of common shares and debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2016 and December 31, 2015, there were no cash equivalents.

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

Depreciation expense was $6,956 and $6,996 for the nine months ended September 30, 2016 and September 30, 2015, respectively.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2016.

Cash is considered to be highly liquid and easily tradable as of September 30, 2016, and therefore classified as Level 1 within our fair value hierarchy.

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

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At September 30, 2016 the Company has maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

We recognize the impact of an uncertain tax position in our financial statements if, in management's judgment, the position is not more-likely-then-not sustainable upon audit based on the position's technical merits. This involves the identification of potential uncertain tax positions, the evaluation of applicable tax laws and an assessment of whether a liability for an uncertain tax position is necessary. As of September 30, 2016 the Company has no uncertain tax positions recorded in any jurisdiction where it is subject to income tax.

Basic and Diluted Net Income (Loss) per Common Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the periods presented. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share for the three and nine months ended September 30, 2016 is the same due to the anti-dilutive nature of potential common stock equivalents.

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

NOTE 3 - INCOME TAXES

At September 30, 2016, the Company's effective tax rate differs from the US federal statutory tax rate primarily due to a valuation allowance recorded against net deferred tax assets in all jurisdictions in which the Company operates. At December 31, 2015, the Company's effective tax rate differed from the US federal statutory tax rate primarily due to earnings taxed at the lower income tax rate in Cyprus.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At September 30, 2016 the Company has a maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

As of September 30, 2016 the Company has no uncertain tax positions recorded in any jurisdiction where it is subject to income tax. The Company has recorded $65,368 of interest and penalties as interest expense for the nine months ended September 30, 2016 in accordance with this policy.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of September 30, 2016, the Company has a prepaid balance of €95,953 ($107,832) to DOC Pharma S.A., this comprises over 35% of the Company's total prepaid balance. As of December 31, 2015, the Company owed €111,000 ($121,063) to DOC Pharma S.A.

On November 1, 2015, the Company entered into a €12,000 ($13,163) Loan Agreement with DOC Pharma S.A, pursuant to which DOC Pharma S.A., paid existing bills of the Company in the amount of €12,000, excluding the Vendor Bills. The loan will bear an interest rate of 2% per annum and will be due and payable in full on October 31, 2016. As of September 30, 2016, the Company has an outstanding principal balance under this note of $13,163 and accrued interest expense of €215 ($242).

On March 4, 2015, the Company entered into a $9,000 Loan Agreement with Mr. Angelos Drakopoulos, pursuant to which Mr. Drakopoulos paid a $9,000 outstanding bill on behalf of the Company. The loan will bear an interest rate of 8% per annum and will be due and payable in full on May 5, 2016. As of September 30, 2016, the Company has an outstanding principal balance under this note of $9,000 and accrued interest expense of $637.

During the year ended December 31, 2015, the Company borrowed €30,000 ($33,714) as a loan payable from Mr. Panagiotis Drakopoulos, former Director and former Chief Executive Officer. The loan has no formal agreement and bear no interest. During the nine months ended September 30, 2016, the Company repaid €5,000 ($5,619) of the loan. As of September 30, 2016, the Company has an outstanding principal balance under this note of €25,000 ($28,095).

On November 16, 2015, the Company entered into another Loan Agreement with Panagiotis Drakopoulos, pursuant to which the Company borrowed €40,000 ($44,952) as a note payable from Mr. Drakopoulos. The note will bear an interest rate of 6% per annum and is due and payable in full on November 15, 2016. As of September 30, 2016, the Company has an outstanding principal balance under this note of €40,000 ($44,952) and accrued interest expense of €2,105 ($2,366).

As of September 30, 2016 the Company has prepaid expenses of €10,646 ($11,963) related to board of directors' fees and related taxes for Grigorios Siokas, Chief Executive Officer. During the year ended December 31, 2015, the Company borrowed €10,000 ($11,238) as loan payable from Mr. Grigorios Siokas. The loan has no formal agreement and bears no interest. During the nine months ended September 30, 2016, this loan has been paid back in full.

On September 9. 2016, the Company borrowed €20,500 ($23,038) as an additional loan payable from Mr. Siokas. This loan has no formal agreement and bears no interest. As of September 30, 2016, the Company has an outstanding principal balance under this loan of €20,500 ($23,038).

During the year ended December 31, 2015, the Company borrowed €4,500 ($4,997) from Mrs. Ourania Matsouki, wife of Mr. Grigorios Siokas, Chief Executive Officer. This loan has no formal agreement and bears no interest. This loan was paid back in full during the nine months ended September 30, 2016.

On August 12, 2016, the Company borrowed an additional €24,995 ($28,089) from Mrs. Matsouki. This loan has no formal agreement and bears no interest. As of September 30, 2016, the Company has an outstanding principal balance under this loan of €24,995 ($28,089)

Grigorios Siokas, the Chief Executive Officer and Director of the Company entered into the following transactions to purchase shares of Common Stock of the Company:

Seller	Date	Amount of Shares	Aggregate Purchase Price

Vasileios Mavrogiannis	January 8, 2016	2,650,000	$1.00
Vasileios Mavrogiannis	January 8, 2016	1,666,666	$1.00
Panagiotis Drakopoulos	January 8, 2016	2,400,000	$1.00
Panagiotis Drakopoulos	January 11, 2016	2,000,000	$1.00

Grigorios Siokas, the Chief Executive Officer and Director of the Company entered into the following transactions to sell shares of Common Stock of the Company:

Buyer	Date	Amount of Shares	Aggregate Sale Price

Konstantinos Kaltsidis	August 11, 2016	137,500	$0.40
Various	September 15, 2016	157,500	$0.001
Ioannis Dedes	September 15, 2016	150,000	$0.153
Various	September 16, 2016	75,000	$0.089
Various	September 16, 2016	410,000	$.003
Various	September 16, 2016	1,953,500	$.001
Thomas Lakkos	September 30, 2016	75,000	$.020
Various	October 7, 2016	80,000	$.001

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

On November 21, 2014, SkyPharm entered into a Loan Agreement with Dimitrios Goulielmos, then the Chief Executive Officer and a director of the Company, pursuant to which the Borrower borrowed €330,000 ($366,432) from Mr. Goulielmos. The Loan will bear an interest rate of 2% per annum and will be due and payable in full on May 11, 2015. On November 4, 2015, €130,000 ($147,619) in principal and the related accrued interest of €733 ($806) was forgiven and the remaining balance of €200,000 will no longer accrue interest as part of the stock purchase agreement with Grigorios Siokas on November 4, 2015 referenced above. As of September 30, 2016, €40,000 ($44,952) of the loan was paid back, and a principal balance of €160,000 ($179,808) and €0.00 of accrued interest remains.

NOTE 5 - DEBT

On November 5, 2015, the Company entered into a Loan Agreement pursuant to which the Company borrowed €20,000 ($22,476), of which proceeds of €10,000 ($11,238) have been received as of September 30, 2016. The loan will bear an interest rate of 1% per annum and is due and payable in full on November 5, 2016. The Company has accrued interest expense of €366 ($411) as of September 30, 2016. The outstanding balance under this note was $22,476 as of September 30, 2016.

On November 5, 2015, the Company entered into a Loan Agreement pursuant to which the Company borrowed €80,000 ($89,904) of which proceeds of €70,000 ($78,666) have been received as of September 30, 2016. The loan will bear an interest rate of 5% per annum and is due and payable in full on November 5, 2016. The Company has accrued interest expense of €7,445 ($8,367) as of September 30, 2016. The outstanding balance under this note was $70,000 as of September 30, 2016.

On January 6, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €150,000 ($168,570). The loan will bear an interest rate of 1% per annum and is due and payable in full on February 6, 2016. As of September 30, 2016, €120,000 ($134,856) was paid back by the Company. There is accrued interest expense related to the note of €771 ($866). As of September 30, 2016, the outstanding balance under this note was €30,000 ($33,714).

On February 5, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €20,000 ($22,476). The loan will bear an interest rate of 6% and has no maturity date. The Company has accrued interest expense of €787 ($884) as of September 30, 2016. The outstanding balance under this note was €20,000 ($22,476) as of September 30, 2016.

On March 4, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €50,000 ($56,190). The loan will bear an interest rate of 6% and has no maturity date. The Company has accrued interest expense of €1,734 ($1,949) as of September 30, 2016. As of September 30, 2016, €500 ($562) was paid back by the Company. The outstanding balance under this note was €49,500 ($55,628) as of September 30, 2016.

On April 19, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €100,000 ($112,380). The loan will bear an interest rate of 6% and will mature on April 19, 2017. The Company has accrued interest expense of €2,705 ($3,040) as of September 30, 2016. During the nine months ended September 30, 2106, €2,000 ($2,248) was paid back by the Company. The outstanding balance under this note was €98,000 ($110,132) as of September 30, 2016.

On April 22, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €38,000 ($42,704). The loan will bear an interest rate of 6% and will mature on April 22, 2017. The Company has accrued interest expense of €1,012 ($1,137) as of September 30, 2016. The outstanding balance under this note was €38,000 ($42,704) as of September 30, 2016.

On May 04, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €50,000 ($56,190). The loan will bear an interest rate of 6% and will mature on May 4, 2017. The Company has accrued interest expense of €1,070 ($1,202) as of September 30, 2016. The outstanding balance under this note was €50,000 ($56,190) as of September 30, 2016.

On May 24, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €50,000 ($56,190). The loan will bear an interest rate of 6% and will mature on May 24, 2017. The Company has accrued interest expense of €1,070 ($1,202) as of September 30, 2016. The outstanding balance under this note was €50,000 ($56,190) as of September 30, 2016.

Loan Facility Agreement

On August 4, 2016, the Company's wholly owned subsidiary SkyPharm entered into a Loan Facility Agreement, guaranteed by Grigorios Siokas, with Synthesis Peer-To Peer-Income Fund (the "Loan Facility"). The Loan Facility initially provided SkyPharm with a credit facility of up to €1,150,150 ($1,292,769) and the lender provided additional financing in the amount of $2,030,729 (€1,807,020). Any advance under the Loan Facility accrues interest at a rate of 10% per annum and requires quarterly interest payments commencing on September 30, 2016. The amounts owed under the Loan Facility shall be repayable upon the earlier of (i) three months following the demand of the lender; or (ii) August 31, 2018. No prepayment is permitted pursuant to the terms of the Loan Facility. The Synthesis Facility Agreement is secured by a personal guaranty of Grigorios Siokas, which is secured by a pledge of 10,000,000 shares of common stock of the Company owned by Mr. Siokas.

On September 13, 2016, Sky Pharm entered into a First Deed of Amendment with the Loan Facility increasing the maximum loan amount to $1,533,020 as a result of the lender having advanced 210,750 ($240,251) to SkyPharm. As of September 30, 2016, the outstanding balance under this note was 1,360,900 ($1,533,020) and accrued interest expense of 20,155 ($22,650) has been recorded.

In October 2016, the Company's wholly owned subsidiary SkyPharm, received additional financing amount of €245,388 ($274,000) from the Loan Facility.

The Company recorded €70,000 ($78,680) in debt discounts related to this note. The debt discounts are being amortized over the term of the debt. Amortization of the debt discounts for the nine months ended September 30, 2016 was €5,271 ($5,886).

During the year ended December 31, 2015, the Company borrowed €30,000 ($34,714) from a third party. There was no formal agreement and the loan bears no interest. During the nine months ended September 30, 2016 this loan was paid back in full.

None of the above loans were made by any related parties.

NOTE 6 - LEASES

The Company conducts its operations from an office located in Chicago, Illinois for which beginning in February 2014, we paid rent of approximately $710 per month for our office through December 31, 2014. Effective January 1, 2015, the monthly rent expense is $730, which has been paid through December 31, 2015. The lease expired as of November 30, 2015, however, the Company has negotiated and entered into a new lease that commenced as of June 1, 2016. Rent expense for the three and nine months ended September 30, 2016, was $2,126 and $2,834, respectively. Rent expense for the three and nine months ended September 30, 2015, was $2,190 and $6,570, respectively.

The offices of Amplerissimo are located in Cyprus for which we paid approximately $110 per month under a one year lease which expired in July 2013 and was renewed through July 2015, whereupon rent continued to be paid by the Company on a month to month basis. Rent expense for the three and nine months ended September 30, 2016 was $330 and $990, respectively. Rent expense for the three and nine months ended September 30, 2015 was $110 and $770, respectively.

The offices of SkyPharm are located in Greece, Thessaloniki, for which we paid approximately €4,325 ($4,829) per month under a six year lease that commenced September 2014. In December 2015, the lease was revised to include an additional rental of the first floor at a rate of €800 ($890) per month. The lease was further revised in March 2016 to include another additional rental of the first floor at a rate of €800 ($890) per month beginning in May 2016. On May 30, 2016, the lease was revised again to include an additional rental of space at a rate of €1,825 ($2,038) per month beginning in June 2016. Rent expense for the three and nine months ended September 30, 2016 was €23,250 ($25,961) and €57,425 ($64,127) respectively. Rent expense for the three and nine months ended September 30, 2015 was €12,975 ($14,468) and €38,925 ($43,405) respectively.

NOTE 7 - DEPOSIT ON PENDING ACQUISITION

On August 19, 2014, Amplerissimo Ltd., a company incorporated in Cyprus and a subsidiary of the Company ("Amplerissimo") entered into a Share Purchase Agreement (the "Purchase Agreement") with B2IN S.A., a corporation organized under the laws of Greece ("B2IN"), Unilog Logistics S.A., a corporation organized under the laws of Greece and a wholly owned subsidiary of B2IN ("Unilog"), and Wilot Limited, a corporation organized under the laws of Cyprus ("Seller"). The transaction contemplated that, at the closing (the "Closing"), Amplerissimo would have acquired from Seller all of the outstanding capital stock of B2IN for a purchase price of seven million euros (€ 7,000,000) or approximately $7,634,000. As of December 31, 2015, €5,540,000 ($6,041,924) of this purchase price was paid to the Seller by Amplerissimo. The Company did not consummate the closing of the transaction; however, the Company has determined that the Seller will not refund any of the amounts previously paid to B2IN. Accordingly, as of December 31, 2015, €5,540,000 ($6,041,924) was written off and the balance of the deposit account is €0.00.

NOTE 8 - STOCK OPTIONS

On January 5, 2013, the Company granted 960,000 options to an incoming Director, 720,000 of which were forfeited in a subsequent period. The options have an exercise period of four years with an exercise price of $0.10. In the event that the Director ceases to serve on the Board of Directors for any reason, the Director is entitled to a pro-rata portion of the annual options. The options were valued at $43,151 using the Black Scholes Option Pricing Model with the following inputs: stock price on measurement date: $0.18; Exercise price: $0.10; Option term: 4 years; Computed volatility: 448%.

A summary of the Company’s option activity during the nine months ended September 30, 2016 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2015	240,000	$0.10	1.02	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, September 30, 2016	240,000	$0.10	0.27	-

Exercisable, September 30, 2016	240,000	$0.10	0.27	$-

NOTE 9 - SUBSEQUENT EVENTS

Intellectual Property Sale Agreement

On October 1, 2016, the Company entered into an Intellectual Property Sale Agreement with Anastasios Tsekas and Olga Parthenea Georgatsou (the “IPSA”) for the purchase of certain intellectual property rights relating to proprietary pharmaceutical formulas and any related technical information arising or related thereto (the “Intellectual Property”). The IPSA provides that the sellers shall be entitled to an aggregate of 2,000,000 shares of common stock of the Company, issuable as follows in equal parts to each seller:

•	500,000 shares upon the successful conclusion of Preclinical Trials.
•	500,000 shares upon the conclusion of Phase I testing.
•	500,000 shares upon the conclusion of Phase II testing.
•	500,000 shares upon the conclusion of Phase III testing.

The Company has agreed to pay Anastasios Tsekas €1,500 per month until the first issuance of the shares referenced above. The Company has also agreed that in the event the Company disposes of the Intellectual Property prior to the periods referenced above, the sellers shall be entitled to the issuance of all the shares referenced above.

Employment Agreement

On October 1, 2016, the Company entered into an Employment Agreement (the “Employment Agreement”) with Konstantinos Vassilopoulos to act as the Company’s US Finance Manager. As consideration for services to be provided, Mr. Vassilopoulos was issued an option to purchase 120,000 shares of common stock per year at an exercise price of $0.20 per share. The option to purchase common stock shall vest in equal monthly tranches of 10,000 shares per month so long as Mr. Vassilopoulos remains employed with the Company. The vested options shall remain exercisable for four years. Mr. Vassilopoulos will not be acting as the Company’s chief financial officer and is not considered an executive officer.

Memoranda of Understanding

On October 18, 2016 the Company entered into a Memorandum of Understanding (the “Decahedron MOU”) with Decahedron LTD. (“Decahedron”) and Decahedron’s sole shareholder Nikolaos Lazarou (“NL”). The Decahedron MOU provides that the Company intends to acquire all of the issued and outstanding shares of Decahedron from NL. In exchange for the shares of Decahedron, the Company will issue to NL 1,700,000 shares of the Company’s common stock. Following the closing of the transaction, NL shall also be retained as a Director and COO of Decahedron with a salary of 10,000 GBP per month (approximately US $12,270.00). The Decahedron MOU expires as of March 31, 2017. The consummation of the transactions with Decahedron and NL is subject to (i) the preparation and negotiation of final definitive agreements; and (ii) the Company’s completion of satisfactory due diligence with respect to Decahedron, including, but not limited to, the completion of audited financials of Decahedron by a PCAOB registered auditor. The Company makes no assurances that the transactions with Decahedron will be consummated prior to the expiration of the Decahedron MOU, if ever.

On October 19, 2016, the Company entered into a Memorandum of Understanding (the “Medihelm MOU”) with Medihelm Pharmaceutical Wholesellers SA (“Medihelm”) and each of Konstantinos Metsovitis (“KM”) and Eleni Metsoviti (“EM”). The Medihelm MOU provides that the Company intends to acquire all of the issued and outstanding shares of Medihlem from KM in exchange for 200,000 shares of the Company’s common stock. Upon the closing of the transactions, EM shall be appointed as a member of the Board of Directors of the Company and will be retained as a Director and COO of Medihelm. EM shall be entitled to 3,100,000 shares of the Company’s common stock and a salary of €3,000 (approximately US $3,300) per month. The Medihelm MOU expires as of March 31, 2017. The consummation of the transactions with Medihelm, KM and EM is subject to (i) the preparation and negotiation of final definitive agreements; and (ii) the Company’s completion of satisfactory due diligence with respect to Medihelm, including, but not limited to, the completion of audited financials of Medihelm by a PCAOB registered auditor. The Company makes no assurances that the transactions with Medihelm will be consummated prior to the expiration of the Medihelm MOU, if ever.

In October 2016, the Company's wholly owned subsidiary SkyPharm, received additional financing amount of 245,388 ($274,000) from “Synthesis Peer-To Peer-Income Fund” via the Loan Facility described in Note 5. The aggregate amount outstanding under the Loan Facility 1,607,955 ($1,807,020). The Company anticipates executing additional documentation with the lender to evidence the additional funding received.

On November 4, 2016, the Board of Directors authorized the exercise of stock options held by Konstantinos Vassilopoulos to purchase 240,000 shares of common stock. The options were issued on January 5, 2013 and have an exercise price of $0.10 per share.

On November 11, 2016, the Company entered into a Memorandum of Understanding (the “CC Pharma MOU”)with CC Pharma GmbH (“CCP”), Dr. Thomas Weppelmann (“Weppelmann”) and Mrs. Alexandra Gerke (“Gerke” and together with Weppelmann, collectively referred to as (the “Stockholders”). The CC Pharma MOU provides that the Company intends to acquire all of the issued and outstanding shares of CCP from the Stockholders, payable in cash on a pro rata basis to the Stockholders based on their percentage ownership of CCP. The purchase price was not disclosed in the CC Pharma MOU and remains confidential. The CC Pharma MOU expires as of December 31, 2016. The consummation of the transactions with CCP and the Stockholders is subject to (i) the preparation and negotiation of final definitive agreements; and (ii) the Company’s completion of satisfactory legal and tax due diligence with respect to CCP, including, but not limited to, the completion of audited financials of CCP by a PCAOB registered auditor. The Company makes no assurances that the parties will enter into definitive agreements prior to the expiration of the CC Pharma MOU or that the transactions with CCP will be consummated following the execution of the definitive agreements.

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

During the nine months ended September 30, 2016, the Company leased and equipped additional office space for our subsidiary SkyPharm in Thessaloniki, Greece in order to facilitate its growing business activity. The warehouse was already equipped with the proper shelves, working tables, medicine, cold fridge and barcode machines in compliance with all regulations. The offices in Thessaloniki have been also equipped with the proper equipment and specifically with the office tables, chairs and the terminals for each one working station. The hardware systems and software programs that are needed for the efficient trading of pharmaceuticals are already installed. As of July 22, 2015 the Hellenic Ministry of Health and more specifically the National Organization for Medicines granted the license for the wholesale of pharmaceutical products for human use to SkyPharm. The license is valid for a period of five years and pursuant to the EU directive of (2013/C 343/01) the Company is subject to fulfill the Guidelines of the Good Distribution Practices of medical products for human use. The Company has already incorporated the methodologies, procedures, processes and resources in order to be in accordance with the guidelines of the Good Distribution Practices.

On May 20, 2016, the Company entered into a Non-Binding Memorandum of Understanding with Doc.Pharma SA to purchase Doc.Pharma SA for a combination of cash and stock to be agreed upon. Doc.Pharma SA is controlled by Grigorios Siokas, the Company's CEO. The Memorandum of Understanding is subject to the Company's completion of due diligence and expires on December 31, 2016. We currently have no binding agreements, commitments, contracts or new cooperative agreements for the acquisition of other existing companies, except with respect to the Memoranda of Understanding described in Note 9 to the Financial Statements.

The Company, for the nine months ended September 30, 2016, has recorded total revenues of $3,506,804 and has incurred expenses of approximately $3,192,472 in connection with these proposed operations. There can be no assurance that we will ever raise the required capital necessary to effectuate our business plan; and even if we do, there is no assurance that we will ever commence or successfully develop this line of business.

Results of Operations

Three Months Ended September 30, 2016 versus September 30, 2015

For the three months ended September 30, 2016, the Company had a net loss of $94,613 on revenue of $1,414,503, versus a net loss of $100,390 with no revenue for the three months ended September 30, 2015.

Revenue

The Company had revenue for the three months ended September 30, 2016 of $1,414,503, versus no revenue for the three months ended September 30, 2015. This increase was due to our subsidiary SkyPharm commencing its operations and sales at the end of 2015, and continued even more aggressively during the three months ended September 30, 2016.

Operating Expenses

Total operating expenses for the three month period ended September 30, 2016 were $175,919, versus $75,152 during the three month period ended September 30, 2015. The approximate 134% increase in operating expenses in the three month period in 2016, against the corresponding period in 2015, is primarily due to the increased costs of business operations of our subsidiary SkyPharm including, but not limited to, the related payroll expenses, costs of professional fees, consulting expenses and other associated expenses in connection with being a public company.

Unrealized Foreign Currency losses

Additionally, we had an unrealized foreign currency loss of $16,622 for the three months ended September 30, 2016 such that our net comprehensive loss for the period was $111,235 versus the unrealized foreign currency gain of $55,764 such that our net comprehensive loss for the period was $44,626 for the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 versus September 30, 2015

For the nine months ended September 30, 2016, the Company had a net loss of $277,024 on revenue of $3,506,804, versus a net loss of $341,663 with no revenue for the nine months ended September 30, 2015.

Revenue

The Company had revenue for the nine months ended September 30, 2016 of $3,506,804, versus no revenue for the nine months ended September 30, 2015. During the Company's nine month period ended September 30, 2016, revenues increased by 100% as compared to no revenues in the period ended September 30, 2015. This variation was due to the fact that our subsidiary SkyPharm commenced its operations and sales at the end of 2015, and continued even more aggressively during the nine months ended September 30, 2016.

Operating Expenses

Total operating expenses for the nine month period ended September 30, 2016 were $473,249 versus $269,237 during the nine month period ended September 30, 2015. The approximate 76% increase in operating expenses in the nine month period in 2016, against the corresponding period in 2015, is primarily due to the increase of business operations of our subsidiary SkyPharm, including, but not limited to, the related payroll expenses, costs of professional fees, consulting expenses and other associated expenses in connection with being a public company.

Unrealized Foreign Currency losses

Additionally, we had an unrealized foreign currency loss of $38,185 for the nine months ended September 30, 2016 such that our net comprehensive loss for the period was $315,982 versus the unrealized foreign currency losses of $394,148 such that our net comprehensive loss for the period was $735,811 for the nine months ended September 30, 2015.

Liquidity and Capital Resources

At September 30, 2016, the Company had a working capital deficit of approximately $1,736,375 and approximately $1,358,236 as of December 31, 2015. This increase in the working capital deficit is attributed to the increase of notes payable due to the growing needs to fund the operations of our subsidiary SkyPharm.

At the end the nine months ended September 30, 2016, the Company had cash of $619,773 versus $198,049 as of December 31, 2015. For the nine months ended September 30, 2016, net cash used in operating activities was $1,235,021 versus $329,598 net cash used in operating activities for the nine months ended September 30, 2015. The increased use of cash is mainly attributed to the growing needs to fund the operations of our subsidiary SkyPharm.

During the nine month period ended September 30, 2016, there was $152,355 net cash used in investing activities versus $34,397 used in investing activities during the nine months ended September 30, 2015. This was primarily due to the increase in loan receivables by our subsidiary SkyPharm.

During the nine month period ended September 30, 2016, there was $1,770,723 of net cash provided by financing activities versus $117,000 provided by financing activities during the nine month period ended September 30, 2015. The increase was primarily due to the increase in financing activities of our subsidiary SkyPharm.

We anticipate using cash in our bank account as of September 30, 2016, cash generated from the operations of the Company and its operating subsidiary and from debt or equity financing, or from a loan from management, to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we may lose the qualification for quotation and our securities would no longer trade on the over the counter markets. Further, as a consequence we would fail to satisfy our reporting obligations with the Securities and Exchange Commission ("SEC"), and investors would then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

In addition to expanding our product portfolio we also plan to evaluate offering our products and services to different geographical markets. We currently have focused our efforts to our customers throughout Europe. We plan on expanding our geographical reach to new eras outside the European Union market. Some of the methods we will use to accomplish this are: promoting our brand and marketing our products and services through the internet to new geographic areas, creating strategic relationships with companies in the new geographical regions, and possibly acquiring companies that operate in different geographical regions. We anticipate that we will spend approximately $45,000 evaluating the different methods and regions we plan on expanding to. This cost is made of up primarily legal fees, consulting fees, accounting and auditing fees as well as related development expenses.

We have to continue market our products directly and indirectly through a dedicated sales force team. Our sales force targets mainly wholesale distributors and other healthcare professionals. We sell our products principally through independent wholesale distributors, but we also sell directly to other pharmaceutical companies, clinics, government agencies, doctors, independent retail and specialty pharmacies and independent specialty distributors. We believe this corporate strategy will allow us to maximize both the growth rate and profitability of the Company and at the same time to enhance shareholder value.

As to potential acquisitions of companies operating in the pharmaceutical sector, SEC filing requirements are such that we will have to file audited financial statements of all our operations, including any acquired business. So we plan that our first step in any potential acquisition process we undertake is to ascertain whether we can obtain audited financials of a company if we were to acquire them. We anticipate that we will spend approximately $50,000 to locate, conduct due diligence, and evaluate target companies for possible acquisitions. As noted above, as of the date of this Report, we do not have any binding agreements, commitments, or understandings with any potential acquisition candidates, except for the MOU’s as described in the footnotes to the financials and in the “Subsequent Event” in Part II below.

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

Off Balance Sheet Arrangements

As of September 30, 2016 there were no off balance sheet arrangements.

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

The Company has net operating loss carry-forwards in our parent, Cosmos Holdings, Inc. which are applicable to future taxable income in the United States (if any). Additionally, the Company has income tax liabilities in the Republic of Cyprus. The income tax assets and liabilities are not able to be netted. We therefore reserve the income tax assets applicable to the United States, but recognize the income tax liabilities in the Republic of Cyprus.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Subsequent Events

Intellectual Property Sale Agreement

On October 1, 2016, the Company entered into an Intellectual Property Sale Agreement with Anastasios Tsekas and Olga Parthenea Georgatsou (the “IPSA”) for the purchase of certain intellectual property rights relating to proprietary pharmaceutical formulas and any related technical information arising or related thereto (the “Intellectual Property”). The IPSA provides that the sellers shall be entitled to an aggregate of 2,000,000 shares of common stock of the Company, issuable as follows in equal parts to each seller:

•	500,000 shares upon the successful conclusion of Preclinical Trials.
•	500,000 shares upon the conclusion of Phase I testing.
•	500,000 shares upon the conclusion of Phase II testing.
•	500,000 shares upon the conclusion of Phase III testing.

The Company has agreed to pay Anastasios Tsekas €1,500 ($1,686) per month until the first issuance of the shares referenced above. The Company has also agreed that in the event the Company disposes of the Intellectual Property prior to the periods referenced above, the sellers shall be entitled to the issuance of all the shares referenced above.

Employment Agreement

On October 1, 2016, the Company entered into an Employment Agreement (the “Employment Agreement”) with Konstantinos Vassilopoulos to act as the Company’s US Finance Manager. As consideration for services to be provided, Mr. Vassilopoulos was issued an option to purchase 120,000 shares of common stock per year at an exercise price of $0.20 per share. The option to purchase common stock shall vest in equal monthly tranches of 10,000 shares per month so long as Mr. Vassilopoulos remains employed with the Company. The vested options shall remain exercisable for four years. Mr. Vassilopoulos will not be acting as the Company’s chief financial officer and is not considered an executive officer.

Memoranda of Understanding

On October 18, 2016 the Company entered into a Memorandum of Understanding (the “Decahedron MOU”) with Decahedron LTD. (“Decahedron”) and Decahedron’s sole shareholder Nikolaos Lazarou (“NL”). The Decahedron MOU provides that the Company intends to acquire all of the issued and outstanding shares of Decahedron from NL. In exchange for the shares of Decahedron, the Company will issue to NL 1,700,000 shares of the Company’s common stock. Following the closing of the transaction, NL shall also be retained as a Director and COO of Decahedron with a salary of 10,000 GBP per month (approximately US $12,270.00). The Decahedron MOU expires as of March 31, 2017. The consummation of the transactions with Decahedron and NL is subject to (i) the preparation and negotiation of final definitive agreements; and (ii) the Company’s completion of satisfactory due diligence with respect to Decahedron, including, but not limited to, the completion of audited financials of Decahedron by a PCAOB registered auditor. The Company makes no assurances that the transactions with Decahedron will be consummated prior to the expiration of the Decahedron MOU, if ever.

On October 19, 2016, the Company entered into a Memorandum of Understanding (the “Medihelm MOU”) with Medihelm Pharmaceutical Wholesellers SA (“Medihelm”) and each of Konstantinos Metsovitis (“KM”) and Eleni Metsoviti (“EM”). The Medihelm MOU provides that the Company intends to acquire all of the issued and outstanding shares of Medihlem from KM in exchange for 200,000 shares of the Company’s common stock. Upon the closing of the transactions, EM shall be appointed as a member of the Board of Directors of the Company and will be retained as a Director and COO of Medihelm. EM shall be entitled to 3,100,000 shares of the Company’s common stock and a salary of €3,000 (approximately US $3,300) per month. The Medihelm MOU expires as of March 31, 2017. The consummation of the transactions with Medihelm, KM and EM is subject to (i) the preparation and negotiation of final definitive agreements; and (ii) the Company’s completion of satisfactory due diligence with respect to Medihelm, including, but not limited to, the completion of audited financials of Medihelm by a PCAOB registered auditor. The Company makes no assurances that the transactions with Medihelm will be consummated prior to the expiration of the Medihelm MOU, if ever.

In October 2016, the Company's wholly owned subsidiary SkyPharm, received additional financing amount of $274,000 from “Synthesis Peer-To Peer-Income Fund”.

On November 11, 2016, the Company entered into a CC Pharma MOU with CCP, Dr. Thomas Weppelmann (“Weppelmann”) and Mrs. Alexandra Gerke (“Gerke” and together with Weppelmann, collectively referred to as (the “Stockholders”). The CC Pharma MOU provides that the Company intends to acquire all of the issued and outstanding shares of CCP from the Stockholders, payable in cash on a pro rata basis to the Stockholders based on their percentage ownership of CCP. The purchase price was not disclosed in the MOU and remains confidential. The CC Pharma MOU expires as of December 31, 2016. The consummation of the transactions with CCP and the Stockholders is subject to (i) the preparation and negotiation of final definitive agreements; and (ii) the Company’s completion of satisfactory legal and tax due diligence with respect to CCP, including, but not limited to, the completion of audited financials of CCP by a PCAOB registered auditor. The Company makes no assurances that the parties will enter into definitive agreements prior to the expiration of the CCP MOU or that the transactions with CCP will be consummated following the execution of the definitive agreements.

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

Cosmos Holdings Inc.

Date: November 17, 2016	By:	/s/ Grigorios Siokas
Grigorios Siokas
Chief Executive Officer (Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer )

In accordance with the Exchange Act, this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Grigorios Siokas	Chief Executive Officer	November 17, 2016
Grigorios Siokas	(Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer) and Director

/s/ Dimitrios Goulielmos	Director	November 17, 2016
Dimitrios Goulielmos

/s/ Demetrios G. Demetriades	Secretary and Director	November 17, 2016
Demetrios G. Demetriades

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

