Form 10-K
period 2016-12-31
Cosmos Holdings Inc.
filed 2017-04-17
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter $10,148,320 as of June 30, 2016.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 127,570,532 as of April 17, 2017.

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

We believe that the demand for reasonably-priced medicines, delivered in the highest quality, and constantly matching the requirements of reliable and comprehensive medical care, is set to increase in the years to come, with the population’s increasing life expectancy. With our product portfolio of non-patent and patent medicines, we contribute to the optimization of efficient medicinal care, and thereby to lowering costs both for health insurance funds and companies and for patients.

We assess the foreseeable development of the Company as being positive. The pharmaceutical sector offers a large growth potential in the European trade market of medicines, if service, price and quality are strictly directed to-wards the customer requirements. We will continue to encounter the competition in the market by service, reliability and a high level of quality. On the procurement side we can access a wide range of supply possibilities. To minimize business risks we diversify our sources of supply Europe wide. We secure our high quality demands through careful supplier qualification and selection as well as active supplier management.

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

Our principal office is located at 141 W. Jackson Blvd, Suite 4236, Chicago, Illinois 60604 Telephone: 312-536-3102. The Company's website can be found at the following URL: www.cosmosholdingsinc.com.

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

The Company intends to start operating within the Health Products & Food Supplement industry markets. These specific industries are highly competitive and many factors may significantly affect the Company's sales of its products, including, but not limited to, price and cost-effectiveness, marketing effectiveness, product labeling, quality control and quality assurance. Currently the company is not selling any cosmetic product neither food supplements. No assurances can be made that the Company will be able to gain entry into these markets.

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

-	Health Products & Food Supplements: Investing in high growth business segments with durable revenue streams and where possible and capable geographical expansion and penetration.

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

To successfully execute our corporate strategy, we believe that the Company must adopt, incorporate and maintain the following core strengths (no assurances can be made that the Company will be able to effectively implement these strategies):

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

We believe that the entire aforementioned product life cycle would take approximately three weeks to one month, from the demand list to the payment for the shipment.

We are formulating a broader and more diversified pharmaceutical product portfolio and a greater selection of targets for potential development. We target products with limited competition for reasons such as trading complexity or the market size, which make our pharmaceutical products a key growth driver of our portfolio and complementary to other product offerings.

Customers

Through our subsidiary, SkyPharm, we primarily sell pharmaceutical products directly to a limited number of large wholesale drug distributors who, in turn, supply-sell the products to other wholesalers, hospitals, pharmacies, governmental agencies across the European Union member states. Total revenues from the customers that accounted for 10% or more of our total consolidated revenues during the years ended December 31, 2016 & 2015 are as follows:

	2016	2015
MPA Pharma GmbH	39.61%	68.84%
Interport ltd	4.01%	18.37%
Farmakeftiko Kenro S.A.	12.88%	0.00%

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

Geographic Markets

All of our revenues are generated from operations in the European Union or otherwise earned outside the U.S. All of our foreign operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls, fluctuations in the relative values of currencies, political and economic instability and restrictive governmental actions including. Our geographical market sales distribution of our total consolidated revenues during the years ended December 31, 2016 and 2015 are as follows:

	2016	2015
Germany	49.42%	68.84%
United Kingdom of England	16.19%	26.50%
Greece	19.07%	2.90%
Netherlands	8.35%	0.00%
Ireland	4.49%	0.00%
Poland	2.30%	1.76%
Sweden	0.11%	0.00%
Italy	0.07%	0.00%
Total	100.00%	100.00%

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

As of December 31, 2016, the Company had one full-time employee. On October 1, 2016, the Company entered into an Employment Agreement with Konstantinos Vassilopoulos to act as the Company’s US Finance Manager. In addition, our Chairman, CEO and CFO, Mr. Grigorios Siokas, provides services to the Company, but is under no employment agreement or similar contract and is not being compensated for these services.

As of December 31, 2016, our Subsidiaries in Greece and Cyprus have 23 full time employees in total, out of which 7 are engaged in the sales, exports and purchase department, 6 in logistics/warehouse services & transportation works, 1 in pharmacy and quality assurance, 3 in the accounting department, 5 in the finance & development department and 1 in the IT department. Our employees are not members of any unions. We consider our relations with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.

We have a team with a significant track record in the pharmaceutical business. In order to achieve our strategic objectives, we have, and will remain, focused on hiring and retaining a highly skilled management team that has extensive experience and specific skill sets relating to the sales, selection, development and commercialization of pharmaceutical products. We intend to continue our efforts to build and expand this team as we grow our business. No assurances can be given that the Company will be able to retain any additional persons.

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

Subsidiaries

As of year-end, the Company's only subsidiary was Amplerissimo Ltd. SkyPharm, S.A. is a wholly-owned subsidiary of Amplerissimo Ltd.

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

Item 2. Properties

The Company rents three corporate offices:

•

US Office corporate office is located at 141 W. Jackson Blvd, Suite 4236, Chicago, Illinois 60604. The Company had a two year lease which commenced on December 1, 2013, at the rate of $730 per month. This lease expired in November of 2015. The Company renewed the lease agreement for a period of one year at a rate of $709 per month, which commenced on June 1, 2016 through May 31, 2017.

•

The Cyprus office of Amplerissimo is located at 9, Vasili Michaelidi Street, 3026, Limassol, Cyprus. The Company had a one year lease which commenced on July 29, 2013 and was renewed on July 2016 through July 2017 at the rate of €110 ($122) per month.

•

The Greece office of SkyPharm is located at 5, Agiou Georgiou Street, 57001, Pylaia, Thessaloniki, Greece. The Company has a six year lease which commenced on September 1, 2014 at the rate of €4,325 (approximately $4,802) per month. Beginning December 1, 2015, the Company amended their original lease to rent additional square footage within this building at an additional cost of €3,425 ($3,792) per month. As a result, the total monthly lease amount is now €7,750 ($8,581) per month.

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

Bid Information*

Quarter Ended	High	Low

Year Ended December 31, 2015
March 31, 2015	$0.94	$0.38
June 30, 2015	0.80	0.70
September 30, 2015	0.69	0.45
December 31, 2015	0.80	0.80

Year Ended December 31, 2016
March 31, 2016	0.76	0.35
June 30, 2016	0.80	0.47
September 30, 2016	0.70	0.52
December 31, 2016	0.82	0.40

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

Holders of Our Common Stock

As of December 31, 2016, we had 125,870,532 shares of our common stock issued and outstanding, held by approximately 90 stockholders of record. The number of record holders may not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors that our board of directors may deem relevant. Our retained earnings deficit currently limits our ability to pay dividends.

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

We believe that the demand for reasonably-priced medicines, delivered in the highest quality, and constantly matching the requirements of reliable and comprehensive medical care, is set to increase in the years to come, with the population’s increasing life expectancy. With our product portfolio of non-patent and patent medicines, we contribute to the optimization of efficient medicinal care, and thereby to lowering costs both for health insurance funds and companies and for patients.

The Company for the period ended December 31, 2016 has recorded total revenues of $6,755,436 with costs of revenues of $6,154,396 and has incurred operating expenses of approximately $803,547 in connection with these operations. The Company and its subsidiary SkyPharm S.A., borrowed an aggregate $2,476,855 in loans as of December 31, 2016. There can be no assurance that we will ever raise the required capital necessary to effectuate our business plan; and even if we do, there is no assurance that we will ever commence or successfully develop this line of business.

The following significant events and transactions occurred during 2016 and through the date of the filing of this Annual Report on Form 10-K:

On May 20, 2016, the Company entered into a non-binding Memorandum of Understanding ("MOU") with DOC Pharma SA, a company controlled by Grigorios Siokas, the Company's CEO, a director and principal shareholder. DOC Pharma SA located in Thessaloniki, Greece, is an ISO certified and licensed GDP (Good Distribution Practices) wholesaler of pharmaceutical products and GMP (Good Manufacture Practices) manufacturer of non-patent and patent medicines, Over-the-counter (OTC) medicines and Food Supplements. It is the owner of numerous licenses of generic medicines and uses its own network of pharmaceutical sales representatives to communicate its products with doctors.

On October 1, 2016, the Company entered into an Intellectual Property Sale Agreement with Anastasios Tsekas and Olga Parthenea Georgatsou (the “IPSA”) for the purchase of certain intellectual property rights relating to the proprietary Pharmaceutical Formula called “ProCure” that derives from a herb that is believed to be able to improve the prostate health and even possibly cure a prostate gland enlargement, infection, cancer, and other urinary problems. The Company received a compound along with a document that specifies the name of the herb that the Pharmaceutical Formula derives along with the related formula and compound, chemical identity and structure; know how, trade secret, methods and the procedures to produce a specified quantity of “ProCure”.

On November 16, 2016, the Company entered into a Stock Purchase Agreement (the “Medihlem SPA”) with Medihelm Pharmaceutical Wholesellers SA (“Medihlem”), Konstantinos Metsovitis (the “Medihelm Stockholder”) and Eleni Metsovitis. The SPA provides for the following:

•	At closing, as consideration for all of the stock of Medihelm, the Company shall issue the Medihelm Stockholder two hundred thousand (200,000) shares of restricted common stock of the Company.

•	The Company also agreed that following the closing of the Medihelm SPA, Eleni Metsovitis would receive 3,100,000 shares of the Company’s restricted common stock and shall be retained as Medihelm’s chief operating officer and director and shall be appointed to the Board of Directors of the Company.

The closing of the Medihelm SPA is subject to, among other things, the completion of the Company’s due diligence of Medihelm and the delivery of audited financial statements of Medihelm by a registered PCAOB auditor. The Medihelm SPA provides Medihelm with a period of forty-five (45) days to submit all due diligence items required by the Company. The Company shall be entitled to a period of ten (10) days to review all due diligence materials and audited financials provided by Medihelm. In the event the Company does not approve of any due diligence item, the Company is entitled to terminate the transactions contemplated by the Medihelm SPA. The Company anticipates that Medihelm will deliver disclosure schedules referenced in the Medihelm SPA prior to closing.

On November 17, 2016, Cosmos Holdings Inc. entered into a Stock Purchase Agreement (the “Decahedron SPA”) with Decahedron Ltd. (“Decahedron”) and the shareholders of Decahedron. The terms of the Decahedron SPA provided that the Company would acquire all of the issued and outstanding shares of Decahedron. In exchange for the shares of Decahedron, the Company will issue to the Decahedron shareholders an aggregate amount of 1,700,000 shares of the Company’s common stock. The Decahedron SPA provided that following the closing of the transaction, the principal and majority shareholder of Decahedron, Nicholas Lazarou would be retained as a Director and COO of Decahedron with a salary of 10,000 GBP per month (approximately US $12,270.00). The Company consummated this transaction on February 10, 2017.

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

On November 18, 2016, the Board of Directors of Company appointed John J. Hoidas as a member of the Board of Directors of the Company. The Company has not yet entered into an agreement with Mr. Hoidas setting forth any compensation for the serves provided as a member of the Board.

Results of Operations

Year ended December 31, 2016 versus December 31, 2015

For the year ended December 31, 2016, the Company had a net loss of $601,002 on revenue of $6,775,436, versus a net loss of $6,687,912 on revenue of $533,802, for the year ended December 31, 2015.

Revenue

During the Company's twelve month period ended December 31, 2016, revenues increased by 1166% as compared to revenues in the period ended December 31, 2015. This variance to the prior year resulted mainly because of our subsidiary SkyPharm commenced the necessary capital in order to develop and expand its operations.

Operating Expenses

For the twelve months ended December 31, 2016, we had direct costs of $6,154,396 associated with our products, general and administrative costs of $794,009 and depreciation expense of $9,448, for a net operating loss of $202,507, versus the year ended December 31, 2015, we had direct costs of $484,809 associated with our products, and general and administrative costs of $486,036 and depreciation expense of $5,416 for a net operating loss of $442,459.

The approximate 68% increase in operating expenses in the year ended 2016, against the corresponding period in 2015, is primarily due to the increasing operating resource needs of our subsidiary SkyPharm along with the costs of professional fees and other associated expenses in connection with being a public company, including related activity, as well as increased expenditures for potential company acquisitions. Consulting, auditing & accounting expenses consistently constitute the bulk of operating costs for the activities of the Company.

Interest Expenses

For the year ended December 31, 2016, we had interest expense of $206,014 of which $264 was interest related to loans from related parties versus the year ending December 31, 2015 where we had interest expense of $90,379, of which $3,481 was related to loan received from Dimitrios Goulielmos, the former Chief Executive Officer and a director of the Company.

Unrealized Foreign Currency losses

Additionally, we had an unrealized foreign currency gain of $55,215 for the year ended December 31, 2016 such that our net comprehensive loss for the period was $545,787 versus the unrealized foreign currency losses of $424,713 such that our net comprehensive loss for the period was $7,112,625 for the twelve months ended December 31, 2015.

Going Concern

The Company's consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net loss of $601,002 for the year ended December 31, 2016, and had an accumulated deficit of $1,002,219 as of December 31, 2016. The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Liquidity and Capital Resources

For the year ended December 31, 2016, the Company had a working capital deficit of approximately $2,234,720 versus a working capital deficit of approximately $1,358,236 as of December 31, 2015. This change is attributed to the growth of the business of our subsidiary SkyPharm and the increased funding proceeds primarily by debt offerings that occurred within the year ended December 31, 2016.

At the end the year ended December 31, 2016, the Company had net cash of $716,590 versus $198,049 as of December 31, 2015. For the twelve months ended December 31, 2016, net cash used in operating activities was $2,126,081 versus $497,089 net cash used in operating activities for the twelve months ended December 31, 2015. The Company has devoted substantially all of its cash resources to apply its investment program and incurred significant general and administrative expenses to enable it to finance and grow its business and operations.

During the twelve months period ended December 31, 2016, there was $144,716 net cash used in investing activities versus $43,952 used in during the year ended December 31, 2015. This was primarily due to the purchase of fixed assets by SkyPharm.

During the twelve months period ended December 31, 2016, there was $2,744,179 of net cash provided by financing activities versus $329,122 provided by financing activities during the twelve months period ended December 31, 2015.

We believe that our current cash in our bank account and working capital as of December 31, 2016 will satisfy our estimated operating cash requirements for the next twelve months. The Company will require additional financing in fiscal year 2017 in order to continue at its expected level of operations and potential acquisitions. If the Company is unable to raise additional funds in the future on acceptable terms, or at all, it may be forced to curtail its development activities.

We anticipate using cash in our bank account as of December 31, 2016, cash generated from the operations of the Company, from debt or equity financing, or from a loan from management, to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we may lose the qualification for quotation and our securities would no longer trade on the over the counter markets. Further, as a consequence we would fail to satisfy our SEC reporting obligations, and investors would then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

Plan of Operation in the Next Twelve Months

Specifically, our plan of operations for the next 12 months is as follows:

We are planning to develop our business through organic growth and at the same level through the acquisition of carefully targeted companies that would add value to our Company and its shareholders. Our organic growth would be driven by entering into a more profitable series of product in the pharmaceutical and over the counter segments. For our Subsidiary "SkyPharm S.A" we are committed to capitalizing on sales growth opportunities by increasing our customer pipeline across new European Market and entering into countries such as Denmark and Holland.

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

In addition to expanding our product portfolio we also plan to evaluate offering our products and services to different geographical markets. We currently have focused our services to our customers throughout Europe. We plan on expanding our geographical reach to new eras outside the European Union market, although we currently have no binding agreements, commitments or contracts in any of these geographical markets. Some of the methods we will use to accomplish this are: promoting our brand and marketing our products and services through the internet to new geographic areas, creating strategic relationships with companies in the new geographical regions, and possibly acquiring companies that operate in different geographical regions. We anticipate that we will spend $45,000 evaluating the different methods and regions we plan on expanding too. This cost is made of up primarily legal fees, consulting fees, accounting and auditing fees as well as related development expenses.

We expect to continue growing through expansion into adjacent products, product categories and channels, as well as through entry into new geographic markets. We evaluate potential acquisition targets based on whether they have the capacity to deliver a return on invested capital ("ROIC") in excess of 300 basis points over our weighted-average cost of capital ("WACC").

As to potential acquisitions of companies operating in the pharmaceutical sector, SEC filing requirements are such that we will have to file audited financial statements of all our operations, including any acquired business. So we plan that our first step in any potential acquisition process we undertake is to ascertain whether we can obtain audited financials of a company if we were to acquire them. We anticipate that we will spend approximately $80,000 to locate, conduct due diligence, and evaluate possible acquisitions. As noted above, as of the date of this report, we do not have any binding agreements, commitments, or understandings with any potential acquisition candidates.

We assess the foreseeable development of the Company as being positive. The pharmaceutical sector offers a large growth potential in the European trade market of medicines, if service, price and quality are strictly directed to-wards the customer requirements. We will continue to encounter the competition in the market by service, reliability and a high level of quality. On the procurement side we can access a wide range of supply possibilities. To minimize business risks we diversify our sources of supply Europe wide. We secure our high quality demands through careful supplier qualification and selection as well as active supplier management.

Over the medium term we assume that we will be able to further expand our market shares. However, during the course of further organizational optimization there may be associated extraordinary additional costs.

We still see the risks for the future development in a difficult and competitive environment, increasing purchase prices and the stagnating selling price level. On the background of our financial stability we however see ourselves as being well-equipped for managing the future risks. Risks that could endanger the survival of the Company are currently not able to be identified.

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

Our records at December 31, 2016 have been sufficient to satisfy all of the four requirements. Revenue has been recognized for all amounts billed prior to December 31, 2016, all of which were in respect of services rendered during December 2016 or prior to January 2017.

Off Balance Sheet Arrangements

As of December 31, 2016, there were no off balance sheet arrangements.

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

The Company is liable for income taxes in the Republic of Cyprus and Greece. The corporate income tax rate in Cyprus is 12.5% and 29%, respectively and tax losses are carried forward for five years effective January 1, 2013 (prior to 2013, losses were carried forward indefinitely). Losses may also be subject to limitation under certain rules regarding change of ownership.

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

The Company has net operating loss carry-forwards in our predecessor, Prime Estates and Developments, Inc. which are applicable to future taxable income in the United States (if any). Additionally, the Company has income tax liabilities in the Republic of Cyprus. The income tax assets and liabilities are not able to be netted. We therefore reserve the income tax assets applicable to the United States, but recognize the income tax liabilities in the Republic of Cyprus.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805)-Clarifying the Definition of a Business”, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In October 2016, the FASB issued ASU 2016-16 “Intra-Entity Transfers of Assets Other than Inventory.” ASU 2016-16 provides guidance on the timing of recognition of tax consequences of an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for public companies with fiscal years beginning after December 15, 2017, with early adoption permitted. The ASU requires modified retrospective application through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016‑15 provides guidance on the classification of specific types of cash receipts and cash payments within the Statement of Cash Flows. ASU 2016-15 is effective for public companies with fiscal years beginning after December 15, 2017, with early adoption permitted. The ASU requires retrospective application to all prior periods presented in the financial statements. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers-Identifying Performance Obligations and Licensing.” ASU 2016‑10 clarifies the guidance on identifying performance obligations and licensing implementation guidance determined in ASU 2014-09 “Revenue from Contracts with Customers (Topic 606),” which is not yet effective. The adoption of ASU 2016-10 is not expected to have a material impact on the Company’s financial statements.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Cosmos Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Cosmos Holdings, Inc. and its subsidiaries (collectively, the "Company") as of December 31, 2016 and 2015 and the related consolidated statements of operations and other comprehensive income (loss), changes in stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cosmos Holdings, Inc. and its subsidiaries as of December 31, 2016 and 2015 and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit and an accumulated deficit as of December 31, 2016. These conditions raise significant doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone Bailey, LLP

www.malonebailey.com

Houston, Texas

April 14, 2017

COSMOS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$716,590	$198,049
Accounts receivable	661,850	96,544
Other receivable	131,900	-
Inventory	464,219	191,874
Prepaid expenses and other current assets	646,530	60,709
Prepaid expenses and other current assets - related party	15,523	-

TOTAL CURRENT ASSETS	2,636,612	547,176

Other assets	429,203	59,916
Property and equipment, net	52,715	50,529

TOTAL ASSETS	$3,118,530	$657,621

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$577,932	$196,420
Accounts payable and accrued expenses - related party	13,759	140,513
Deferred revenue	-	62,210
Notes payable, net of discount of $110,561 and $0, respectively	2,872,472	109,060
Notes payable - related party	160,391	283,831
Loans payable	17,938	32,718
Loans payable - related party	148,250	48,532
Taxes payable	1,080,590	1,032,128

TOTAL CURRENT LIABILITIES	4,871,332	1,905,412

TOTAL LIABILITIES	4,871,332	1,905,412

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 125,870,532 and 125,630,532 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	125,871	125,631
Additional paid-in capital	174,009	133,473
Accumulated other comprehensive loss	(1,050,463)	(1,105,678)
Accumulated deficit	(1,002,219)	(401,217)

TOTAL STOCKHOLDERS' DEFICIT	(1,752,802)	(1,247,791)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,118,530	$657,621

The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2016	2015

REVENUE
Revenue	6,755,436	$533,802

COST OF REVENUE	6,154,396	484,809

GROSS PROFIT	601,040	48,993

OPERATING EXPENSES
General and administrative expenses	794,099	486,036
Depreciation expense	9,448	5,416
TOTAL OPERATING EXPENSES	803,547	491,452

LOSS FROM OPERATIONS	(202,507)	(442,459)

OTHER INCOME (EXPENSE)
Interest income	-	1,063
Other income	19	814
Interest expense - related party	(264)	(3,481)
Interest expense	(205,750)	(86,898)
Other expense	(12,764)	(6,000)
Write off on investment of B2H	-	(6,150,508)
Foreign currency transaction loss	(178,967)	(240)
TOTAL OTHER INCOME (EXPENSE)	(397,726)	(6,245,250)

LOSS BEFORE INCOME TAXES	(600,233)	(6,687,709)

INCOME TAX BENEFIT (EXPENSE)	(769)	(203)

NET LOSS	(601,002)	(6,687,912)

OTHER COMPREHENSIVE LOSS
Foreign currency translation gain (loss)	55,215	(424,713)

TOTAL OTHER COMPREHENSIVE LOSS	(545,787)	$(7,112,625)

BASIC NET LOSS PER SHARE	(0.00)	$(0.05)
DILUTED NET LOSS PER SHARE	(0.00)	$(0.05)
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	125,648,237	125,615,984
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	125,648,237	125,615,984

The accompanying notes are an integral part of these consolidated financial statements.

Cosmos Holdings, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Preferred Stock		Common Stock		Additional	Retained	Accumulated Other	Total Stockholders'
	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Earnings(Deficit)	Comprehensive loss	Equity (Deficit)

Balances at December 31, 2014	-	-	125,585,532	125,586	(257,693)	6,286,695	(680,965)	5,473,623

Issuance of common stock for consulting services	-	-	45,000	45	28,307	-	-	28,352
Foreign currency translation effect	-	-	-	-	-	-	(424,713)	(424,713)
Related party forgiveness of debt	-	-	-	-	362,859		-	362,859
Net loss	-	-	-	-	-	(6,687,912)	-	(6,687,912)
Balance at December 31, 2015	-	$-	125,630,532	$125,631	$133,473	$(401,217)	$(1,105,678)	$(1,247,791)

Foreign currency translation effect	-	-	-	-	-	-	55,215	55,215
Issuance of common stock for the exercise of options	-	-	240,000	240	23,760	-	-	24,000
Stock option expense	-	-	-	-	16,636	-	-	16,636
Contribution of capital by an officer	-	-	-	-	140	-	-	140
Net loss		-	-	-	-	(601,002)	-	(601,002)
Balance at December 31, 2016	-	$-	125,870,532	$125,871	$174,009	$(1,002,219)	$(1,050,463)	$(1,752,802)

The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(601,002)	$(6,687,912)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation expense	9,448	5,416
Amortization of debt discount	16,063	-
Stock-based compensation	16,636	28,352
Write off of investment of B2H	-	6,150,508
Changes in Assets and Liabilities:
Accounts receivable	(565,306)	(96,544)
Inventory	(272,345)	(191,874)
Prepaid expenses	(585,821)	(28,209)
Prepaid expenses - related party	(15,523)	-
Other assets	(369,287)	(28,503)
Accounts payable and accrued expenses	381,512	53,169
Accounts payable and accrued expenses - related party	(126,754)	140,513
Taxes payable	48,508	95,785
Deferred revenue	(62,210)	62,210
NET CASH USED IN OPERATING ACTIVITIES	$(2,126,081)	$(497,089)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$(12,816)	$-
Payment of financing management fee	(131,900)	(43,952)
NET CASH USED IN INVESTING ACTIVITIES	$(144,716)	$(43,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of related party note payable	$(63,312)	$163,624
Payment of note payable	(176,218)	-
Proceeds from note payable	2,871,993	87,248
Payment of related party loan	(15,300)	(3,000)
Proceeds from related party loan	148,250	48,532
Proceeds from loan payable	-	32,718
Payment of loans payable	(45,374)	-
Proceeds from the exercise of stock options	24,000	-
Capital contribution	140	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	$2,744,179	$329,122

Effect of exchange rate changes on cash	$45,159	$(36,636)

NET INCREASE (DECREASE) IN CASH	518,541	(248,555)

CASH AT BEGINNING OF YEAR	198,049	446,604
CASH AT END OF YEAR	$716,590	$198,049

Supplemental Disclosure of Cash Flow Information

Cash paid during the year:
Interest	$30,396	$-
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Note payable issued for payment of accounts payable	$-	$22,202
Proceeds receivable from issuance of loan agreement	-	21,812
Forgiveness of debt by related party	$-	$362,859

The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2016

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

The Company had $6,755,436 total revenues and expended approximately $6,957,943 for the year ended December 31, 2016, in connection with these operations.

Going Concern

The Company's consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company generated a net loss of $601,002 for the year ended December 31, 2016, and has a working capital deficit of $2,234,720 and an accumulated deficit of $1,002,219 as of December 31, 2016. These conditions raise substantial doubt of the Company’s ability to continue as a going concern. The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

COSMOS HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2016

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2016 and December 31, 2015, there were no cash equivalents.

The Company maintains bank accounts in the United States denominated in U.S. Dollars and in the Republic of Cyprus, in Greece and in Bulgaria all of them denominated in Euros. For the year ended December 31, 2016, the amounts in these accounts were $3,143 and $19,876 (the Euro equivalent of which was €18,836). At December 31, 2015, the amounts in these accounts were $(190) and $7,808 (the Euro equivalent of which was €7,159).

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

Depreciation expense was $9,448 and $5,416 for the years ended December 31, 2016 and December 31, 2015, respectively.

COSMOS HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2016

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Long-lived assets, which include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2016.

Cash is considered to be highly liquid and easily tradable as of December 31, 2016 and therefore classified as Level 1 within our fair value hierarchy.

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

COSMOS HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2016

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

The following tables show the number of the Company's clients which contributed 10% or more of revenue and accounts receivable, respectively:

	Year Ended December 31,	Year Ended December 31,
	2016	2015

Number of 10% clients	2	2
Percentage of total revenue	52.49%	87.21%
Percentage of total AR	26.09%	46.97%

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

COSMOS HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2016

The Company is liable for income taxes in the Republic of Cyprus and Greece. The corporate income tax rate in Cyprus is 12.5% and 29% in Greece and tax losses are carried forward for five years effective January 1, 2013 (prior to 2013, losses were carried forward indefinitely). Losses may also be subject to limitation under certain rules regarding change of ownership.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At December 31, 2016 the Company has maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

We recognize the impact of an uncertain tax position in our financial statements if, in management's judgment, the position is not more-likely-then-not sustainable upon audit based on the position's technical merits. This involves the identification of potential uncertain tax positions, the evaluation of applicable tax laws and an assessment of whether a liability for an uncertain tax position is necessary. As of December 31, 2016 the Company has no uncertain tax positions recorded in any jurisdiction where it is subject to income tax.

Basic and Diluted Net Income (Loss) per Common Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the periods presented. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share for each of the years ended December 31, 2015 and 2016 is the same due to the anti-dilutive nature of potential common stock equivalents.

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

NOTE 2 – LOAN RECEIVABLE

On February 28, 2016, the Company entered into an agreement with Synthesis Management Limited (“Synthesis Management”) to loan €125,000 ($131,900) to Synthesis Management for the purpose of paying a financing management fee. The Company made the payment to Synthesis Management on September 28, 2016. The loan is non-interest bearing and has a maturity date of December 31, 2016. As of the date of filing, the Company has agreed to extend the maturity date of the loan until December 31, 2017, however no formal written amendment has been delivered.

COSMOS HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2016

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

On November 4, 2016, the Board of Directors authorized the exercise of stock options held by a former director to purchase 240,000 shares of common stock and the Company recorded $24,000 in proceeds. (See Note 10.)

As of December 31, 2016 and 2015, the Company had 125,870,532 and 125,630,532 shares of Common Stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock, which have liquidation preference over the common stock and are non-voting. As of December 31, 2016 and 2015, no preferred shares have been issued.

Potentially Dilutive Securities

On October 1, 2016 the Company granted 120,000 options to an employee of the Company as compensation for being appointed the US Finance Manager of the Company. The options have an exercise period of four years with an exercise price of $0.20. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options vest monthly with 30,000 options fully vested as of December 31, 2016. (See Note 10.)

No options, warrants or other potentially dilutive securities other than those disclosed above have been issued as of December 31, 2016 and 2015.

COSMOS HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2016

NOTE 4 – INCOME TAXES

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2016 and 2015 is as follows:

	12/31/2016	12/31/2015
US
Income before income taxes	$(592,288)	$(6,687,709)
Taxes under statutory US tax rates	$(201,378)	$(2,273,821)
Increase (decrease) in taxes resulting from:
Increase (decrease) in valuation allowance	$193,451	$159,457
Foreign tax rate differential	$19,122	$2,126,593
Permanent differences	$360	$183
State taxes	$(11,594)	$(12,412)
Income tax expense	$(39)	$-

The increase in the Company's effective tax rate in the previous years was primarily attributable to an increase in revenue in Cyprus, which maintains a corporate income tax rate of 12.5%. The corporate income tax rate in Greece is 29%.The net increase in the valuation allowance was caused by the reversal of certain financial reporting accruals that were not previously deducted for tax.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consist of the following:

	12/31/2016	12/31/2015
US
Net operating loss carry forward	$329,848	$247,025
Greece
Net operating loss carry forward	176,443	77,319
Cyprus
Net operating loss carry forward	11,052	11,018
Total deferred tax asset	517,343	335,362
Valuation allowance	(517,343)	(335,362)
Deferred tax asset, net	$--	$-

At December 31, 2016, the Company had US net operating loss carry forwards of approximately $329,848 that may be offset against future taxable income, subject to limitation under IRC Section 382, which begin to expire in 2031. At December 31, 2016, the Company had Greece net operating loss carry forwards of approximately $176,443 that may be offset against future taxable income which begin to expire in 2019. During the period ending December 31, 2016, the Company generated Cyprus net operating loss carry forwards of $11,052 which may be carryforward for five (5) years. The Company does not anticipate to generate taxable income in Cyprus in excess of its Cyprus net operating losses No tax benefit has been reported in the December 31, 2016 or 2015 consolidated financial statements due to the uncertainty surrounding the realizability of the benefit, based on a more likely than not criteria and in consideration of available positive and negative evidence.

The Company asserts that it will indefinitely reinvest the unremitted earnings and profits generated by Amplerissimo, their Cyprus subsidiary, in 2015. Accordingly, no US deferred tax liability has been established for the unremitted earnings and profits generated in Cyprus.

The Company applied the "more-likely-than-not" recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of December 31, 2016 and December 31, 2015, respectively.

The Company has elected to classify interest and penalties that would accrue according to the provisions of relevant tax law as interest and other expense, respectively. As of December 31, 2016 the Company has accrued approximately $86,409 in other expense.

The Company's tax years since inception through 2016 remain open to examination by most taxing authorities.

Taxes payable are $1,080,590 and $1,032,128 as of December 31, 2016 and December 31, 2015, respectively.

COSMOS HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2016

NOTE 5 – RELATED PARTY TRANSACTIONS

On the date of our inception, we issued 20 million shares of our common stock to our three officers and directors which were recorded at no value (offsetting increases and decreases in Common Stock and Additional Paid in Capital).

DOC Pharma S.A.

As of December 31, 2016, the Company has a prepaid balance of €65 ($69) to DOC Pharma S.A., this comprises over 13% of the Company's total prepaid balance. As of December 31, 2015, the Company owed €111,000 ($121,063) to DOC Pharma S.A.

On November 1, 2015, the Company entered into a €12,000 ($12,662) Loan Agreement with DOC Pharma S.A, pursuant to which DOC Pharma S.A., paid existing bills of the Company in the amount of €12,000, excluding the Vendor Bills. The loan will bear an interest rate of 2% per annum and will be due and payable in full on October 31, 2016. As of December 31, 2016, the Company has an outstanding principal balance under this note of €12,000 ($12,662) and accrued interest expense of $308.

Grigorios Siokas

As of December 31, 2016 the Company has prepaid expenses of €14,646 ($15,454) related to board of directors' fees and related taxes for Grigorios Siokas, Chief Executive Officer. During the year ended December 31, 2015, the Company borrowed €10,000 ($10,906) as loan payable from Mr. Grigorios Siokas. The loan has no formal agreement and bears no interest. During the year ended December 31, 2016, this loan has been paid back in full.

On October 1, 2016, the Company borrowed €5,000 ($5,276) from Mr. Siokas related to its subsidiary’s purchase of additional capital of SkyPharm. The loan is non-interest bearing and has a maturity date of October 1, 2017. The outstanding balance as of December 31, 2016 was €5,000 ($5,276).

During the year ended December 31, 2016, the Company borrowed €90,500 ($95,496) as an additional loan payable from Mr. Siokas. This loan has no formal agreement and bears no interest. As of December 31, 2016, the Company has an outstanding principal balance under this loan of €90,500 ($95,496).

COSMOS HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2016

Ourania Matsouki

During the year ended December 31, 2015, the Company borrowed €4,500 ($4,908) from Mrs. Ourania Matsouki, wife of Mr. Grigorios Siokas, Chief Executive Officer. This loan has no formal agreement and bears no interest. This loan was paid back in full during the year ended December 31, 2016.

During the year ended December 31, 2016, the Company borrowed an additional €44,995 ($47,479) from Mrs. Matsouki. This loan has no formal agreement and bears no interest. As of December 31, 2016, the Company has an outstanding principal balance under this loan of €44,995 ($47,479).

Konstantinos Vassilopoulos

During the year ended December 31, 2016, Konstantinos Vassilopoulos, US Finance Manager, paid $10,179 of existing bills of the Company. There is no formal agreement related to these transactions.

Dimitrios Goulielmos

On August 17, 2015, the Company entered into a Loan Agreement with Dimitrios Goulielmos, former Chief Executive Officer and a current Director of the Company, pursuant to which the Company borrowed $50,000 from Mr. Goulielmos. The loan will bear an interest rate of 2% per annum and is due and payable in full on December 15, 2016. As documented in Form 8-K that was filed on November 09, 2015, the loan amount has been fully forgiven by Mr. Goulielmos and was written off as of December 31, 2015.

On March 27, 2015, the Company entered into a Loan Agreement with Dimtrios Goulielmos, former Chief Executive Officer and a current Director of the Company, pursuant to which the Company borrowed $70,000 from Mr. Goulielmos. The loan will bear an interest rate of 2% per annum and is due and payable in full on December 15, 2015. As documented in Form 8-K that was filed on November 09, 2015, the loan amount has been fully forgiven by Mr. Goulielmos and was written off as of December 31, 2015.

On December 29, 2014, the Company entered into a Loan Agreement with Dimitrios Goulielmos, former Chief Executive Officer and a current director of the Company, pursuant to which the Company borrowed $100,000 from Mr. Goulielmos. The Loan will bear an interest rate of 2% per annum and will be due and payable in full on June 30, 2015. As documented in Form 8-K that was filed on November 09, 2015, the loan amount has been fully forgiven by Mr. Goulielmos and was written off as of December 31, 2015.

On November 21, 2014, SkyPharm entered into a Loan Agreement with Dimitrios Goulielmos, former Chief Executive Officer and a current director of the Company, pursuant to which the Borrower borrowed €330,000 ($401,115) from Mr. Goulielmos. The Loan will bear an interest rate of 2% per annum and will be due and payable in full on May 11, 2015. On November 4, 2015, €130,000 ($142,860) in principal and the related accrued interest of €733 ($806) was forgiven and the remaining balance of €200,000 will no longer accrue interest as part of the stock purchase agreement with Grigorios Siokas on November 4, 2015 referenced above. As of December 31, 2016, €60,000 ($63,312) of the loan was paid back, and a principal balance of €140,000 ($147,728) and €0.00 of accrued interest remains.

During 2015, the aggregate forgiveness of related party notes of $362,859 was accounted for as a capital transaction.

In 2014, the aggregate forgiveness of accrued salaries resulted in a gain of $173,092.

On December 29, 2014, the Company borrowed $3,000 from Dimitrios Goulielmos, former Chief Executive Officer and a current director of the Company. The loan was non-interest bearing and was repaid in full in January 2015.

COSMOS HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2016

November 2015 Stock Purchase Agreement

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

NOTE 6 – DEBT

On March 4, 2015, the Company entered into a $9,000 Loan Agreement with Mr. Angelo Drakopoulos, pursuant to which Mr. Drakopoulos paid a $9,000 outstanding bill on behalf of the Company. The loan will bear an interest rate of 8% per annum and will be due and payable in full on May 5, 2016. As of December 31, 2016, the Company has an outstanding principal balance under this note of $9,000 and accrued interest expense of $814.

On November 5, 2015, the Company entered into a Loan Agreement pursuant to which the Company borrowed €20,000 ($21,812), of which proceeds of €10,000 ($10,906) have been received as of December 31 2016. The loan will bear an interest rate of 1% per annum and is due and payable in full on November 5, 2016. The Company has repaid €2,000 ($2,110) as of December 31, 2016. The Company has accrued interest expense of €414 ($437) and an outstanding balance under this note of €18,000 ($18,994) as of December 31, 2016.

On November 5, 2015, the Company entered into a Loan Agreement pursuant to which the Company borrowed €80,000 ($87,248) of which proceeds of €70,000 ($76,342) have been received as of December 31, 2016. The loan will bear an interest rate of 5% per annum and is due and payable in full on November 5, 2016. The Company has accrued interest expense of €8,315 ($8,774) as of December 31, 2016. The outstanding balance under this note was €65,000 ($68,588) as of December 31, 2016.

On November 16, 2015, the Company entered into a Loan Agreement with Panagiotis Drakopoulos, former Director and former Chief Executive Officer, pursuant to which the Company borrowed €40,000 ($43,624) as a note payable from Mr. Drakopoulos. The note will bear an interest rate of 6% per annum and is due and payable in full on November 15, 2016. As of December 31, 2016, the Company has an outstanding principal balance under this note of €40,000 ($42,208) and accrued interest expense of €2,710 ($2,860).

During the year ended December 31, 2015, the Company borrowed €30,000 ($32,718) as a loan payable from Mr. Panagiotis Drakopoulos, former Director and former Chief Executive Officer. The loan has no formal agreement and bear no interest. During the year ended December 31, 2016, the Company repaid €13,000 ($13,718) of the loan. As of December 31, 2016, the Company has an outstanding principal balance under this note of €17,000 ($17,938).

COSMOS HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2016

During the year ended December 31, 2015, the Company borrowed €30,000 ($32,718) from a third party. There was no formal agreement and the loan bears no interest. During the year ended December 31, 2016 this loan was paid back in full.

On January 6, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €150,000 ($158,280). The loan will bear an interest rate of 1% per annum and is due and payable in full on February 6, 2016. As of December 31, 2016, the loan and accrued interest of €458 ($483) was paid back by in full by the Company.

On February 5, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €20,000 ($21,104). The loan will bear an interest rate of 6% and has no maturity date. The Company has accrued interest expense of €1,090 ($1,150) as of December 31, 2016. The outstanding balance under this note was €20,000 ($21,104) as of December 31, 2016.

On March 4, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €50,000 ($52,760). The loan will bear an interest rate of 6% and a maturity date of March 4, 2017. The Company has accrued interest expense of €0.00 as of December 31, 2016. The outstanding balance under this note was €50,000 ($52,760) as of December 31, 2016.

On April 19, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €100,000 ($105,520). The loan will bear an interest rate of 6% and will mature on April 19, 2017. The Company has accrued interest expense of €2,226 ($2,349) as of December 31, 2016. The outstanding balance under this note was €100,000 ($105,520) as of December 31, 2016.

On April 22, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €38,000 ($40,098). The loan will bear an interest rate of 6% and will mature on April 22, 2017. The Company has accrued interest expense of €1,587 ($1,675) as of December 31, 2016. The outstanding balance under this note was €38,000 ($40,098) as of December 31, 2016.

On May 04, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €50,000 ($52,760). The loan will bear an interest rate of 6% and will mature on May 4, 2017. The Company has accrued interest expense of €560 ($590) as of December 31, 2016. The outstanding balance under this note was €50,000 ($52,760) as of December 31, 2016.

On May 24, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €50,000 ($52,760). The loan will bear an interest rate of 6% and will mature on May 24, 2017. The Company has accrued interest expense of €1,827 ($1,928) as of December 31, 2016. The outstanding balance under this note was €50,000 ($52,760) as of December 31, 2016.

On October 18, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €10,000 ($10,552). The loan will bear an interest rate of 10% and will mature on October 18, 2017. The Company has accrued interest expense of €203 ($214) as of December 31, 2016. The outstanding balance under this note was €10,000 ($10,552) as of December 31, 2016.

Loan Facility Agreement

On August 4, 2016, the Company's wholly owned subsidiary SkyPharm entered into a Loan Facility Agreement, guaranteed by Grigorios Siokas, with Synthesis Peer-To Peer-Income Fund (the "Loan Facility" the “Lender”). The Loan Facility initially provided SkyPharm with a credit facility of up to $1,292,769 (€1,225,141). Any advance under the Loan Facility accrues interest at a rate of 10% per annum and requires quarterly interest payments commencing on September 30, 2016. The amounts owed under the Loan Facility shall be repayable upon the earlier of (i) three months following the demand of the lender; or (ii) August 31, 2018. No prepayment is permitted pursuant to the terms of the Loan Facility. The Synthesis Facility Agreement is secured by a personal guaranty of Grigorios Siokas, which is secured by a pledge of 10,000,000 shares of common stock of the Company owned by Mr. Siokas.

COSMOS HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2016

On September 13, 2016, Sky Pharm entered into a First Deed of Amendment with the Loan Facility increasing the maximum loan amount to $1,533,020 as a result of the lender having advanced $240,251 (€227,629) to SkyPharm.

On March 23, 2017, SkyPharm entered into a Second Deed of Amendment with the Loan facility which increased the loan amount to an aggregate total of $2,664,960 (€2,525,550) as a result of the lender having advanced $174,000 (€164,898) in September, $100,000 (€94,769) in October 2016, $250,000 (€236,922) in November 2016, $452,471 (€428,800) in December 2016 and $155,516 (€147,381) in January 2017.

As of December 31, 2016, the outstanding balance under this note was $2,509,444 (€2,378,169) and accrued interest expense of €49,928 ($47,316) has been recorded.

The Company recorded €120,000 ($126,624) in debt discounts related to this note. The debt discounts are being amortized over the term of the debt. Amortization of the debt discounts for the year ended December 31, 2016 was €14,507 ($16,063).

None of the above loans were made by any related parties.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of December 31, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

Operating Leases

The Company conducts its operations from an office located in Chicago, Illinois for which beginning in January 2015, the monthly rent expense is $730, which has been paid through December 31, 2015. The lease expired as of November 30, 2015, however, the Company has negotiated and entered into a new lease that commenced as of June 1, 2016 at a rate of $709 per month. Rent expense for the years ended December 31, 2016 and 2015, was $4,960 and $12,053, respectively.

The offices of Amplerissimo are located in Cyprus for which we paid approximately €110 ($122) per month under a one year lease which expired in July 2013 and was renewed through July 2015, whereupon rent continued to be paid by the Company on a month to month basis. Rent expense for the years ended December 31, 2016 and 2015 was €1,320 ($1,462) and €1,320 ($1,462), respectively.

The offices of SkyPharm are located in Greece, Thessaloniki, for which we paid approximately €4,325 ($4,802) per month under a six year lease that commenced September 2014. In December 2015, the lease was revised to include an additional rental of the first floor at a rate of €800 ($886) per month. The lease was further revised in March 2016 to include another additional rental of the first floor at a rate of €800 ($886) per month beginning in May 2016. On May 30, 2016, the lease was revised again to include an additional rental of space at a rate of €1,825 ($2,021) per month beginning in June 2016. Rent expense for the years ended December 31, 2016 was €80,675 ($89,323) and €54,597 ($60,614) respectively.

COSMOS HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2016

Intellectual Property Sale Agreement

On October 1, 2016, the Company entered into an Intellectual Property Sale Agreement with Anastasios Tsekas and Olga Parthenea Georgatsou (the “IPSA”) for the purchase of certain intellectual property rights relating to proprietary pharmaceutical formulas and any related technical information arising or related thereto (the “Intellectual Property”). The IPSA provides that the sellers shall be entitled to an aggregate of 2,000,000 shares of common stock of the Company, none of which have been issued to date, and issuable as follows in equal parts to each seller:

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

NOTE 8 – EARNINGS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the Company, decreased with respect to net income or increased with respect to net loss by dividends declared on preferred stock by using the weighted-average number of common shares outstanding. The dilutive effect of incremental common shares potentially issuable under outstanding options, warrants and restricted shares is included in diluted earnings per share in 2016 and 2015 utilizing the treasury stock method. The computations of basic and diluted per share data were as follows:

	12/31/2016	12/31/2015

Net (loss) income	$(601,002)	$(6,687,912)
Weighted average common shares outstanding – basic	125,648,237	125,615,984
Option awards	80,741	206,873
Weighted average common shares outstanding - dilutive	125,648,237	125,615,984
Basic and Diluted	(0.00)	(0.05)

NOTE 9 – DEPOSIT ON PENDING ACQUISITION

On August 19, 2014, Amplerissimo Ltd., a company incorporated in Cyprus and a subsidiary of the Company ("Amplerissimo") entered into a Share Purchase Agreement (the "Purchase Agreement") with B2IN S.A., a corporation organized under the laws of Greece ("B2IN"), Unilog Logistics S.A., a corporation organized under the laws of Greece and a wholly owned subsidiary of B2IN ("Unilog"), and Wilot Limited, a corporation organized under the laws of Cyprus ("Seller"). The transaction contemplated that, at the closing (the "Closing"), Amplerissimo would have acquired from Seller all of the outstanding capital stock of B2IN for a purchase price of seven million euros (€7,000,000) or approximately $7,634,000. As of December 31, 2015, €5,540,000 ($6,041,924) of this purchase price was paid to the Seller by Amplerissimo. The Company did not consummate the closing of the transaction; however, the Company has determined that the Seller will not refund any of the amounts previously paid to B2IN. Accordingly, as of December 31, 2015, €5,540,000 ($6,041,924) was written off and the balance of the deposit account is €0.00.

COSMOS HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2016

NOTE 10 - STOCK OPTIONS

On January 5, 2013, the Company granted 960,000 options to a former director, 720,000 of which were forfeited in a subsequent period. The options have an exercise period of four years with an exercise price of $0.10. In the event that the former director ceases to serve on the Board of Directors for any reason, the Director is entitled to a pro-rata portion of the annual options. The options were valued at $43,151 using the Black Scholes Option Pricing Model with the following inputs: stock price on measurement date: $0.18; Exercise price: $0.10; Option term: 4 years; Computed volatility: 448%. On November 4, 2016, the Board of Directors authorized the exercise of stock options held by the former director to purchase 240,000 shares of common stock.

On October 1, 2016 the Company granted 120,000 options to an employee of the Company as compensation for being appointed the US Finance Manager of the Company. The options have an exercise period of four years with an exercise price of $0.20. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options vest monthly with 30,000 options fully vested as of December 31, 2016. The options were valued at $65,290 using the Black Sholes Option Pricing Model with the following inputs: stock price on measurement date: $0.58; Exercise price: $0.20; Option term: 4 years; Computed volatility: 159%. The Company expensed $16,636 as of December 31, 2016.

A summary of the Company’s option activity during the year ended December 31, 2016 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2015	240,000	$0.10	1.02	$-
Granted	120,000	0.20	4.00	-
Forfeited	-	-	-	-
Exercised	(240,000)	0.10	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2016	120,000	$0.20	3.75	-

Exercisable, December 31, 2016	30,000	$0.20	3.75	$-

NOTE 11 – SUBSEQUENT EVENTS

Employment Agreement

On January 1, 2017 the Company entered into an agreement whereby the employee will be granted €1,000 per month and an annual retainer of 250,000 stock options as compensation for being appointed the International Finance Manager of the Company. The options have an exercise period of four years with an exercise price of $0.10. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options were valued using the Black Sholes Option Pricing Model at $195,307, which will be amortized over the year.

Advisory Board Agreement

On January 3, 2017 the Company determined to create an advisory board and appointed Mr. Orestes Varvitsiotes as its first member. Mr. Varvitsiotes is a registered broker dealer who is currently engaged with Aegis Capital Corp. In connection therewith, the Company entered into an Advisory Board Member Consulting Agreement, dated as of January 3, 2017 whereby an annual retainer of 120,000 stock options was granted as compensation for services. The options have an exercise period of five years with an exercise price of $0.20. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options were valued using the Black Sholes Option Pricing Model at $94,830, which will be amortized over the year.

COSMOS HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2016

Loan Facility Agreements

On January 13, 2017, Synthesis Peer-To Peer-Income Fund (the “Loan Facility”) advanced the Company an additional $155,516 in funding, the agreement between the Loan Facility and the Company was modified on March 23, 2017 to include the additional funding.

On March 16, 2017 and March 20, 2017, SkyPharm entered into loan agreements with the Synthesis Peer-To Peer-Income Fund (the “Bridge Loans”). The Bridge Loans provided to SkyPharm loans of $50,000 and $100,000, respectively. The Bridge Loans accrue interest at a rate of 10% per annum and are repayable on April 16, 2017 and April 20, 2017, respectively together with all other amounts then accrued and unpaid.

On March 23, 2017, Sky Pharm S.A. (“Sky Pharm”), a wholly owned subsidiary of Company entered into an Amended and Restated Loan Facility Agreement (the “A&R Loan Facility”), guaranteed by Grigorios Siokas, the Company’s Chief Executive Officer, with Synthesis Peer-To Peer-Income Fund (the “Lender”). The A&R Loan Facility amends and restates certain provisions of the Loan Facility Agreement, dated as of August 4, 2016, by and among the same parties. The A&R Loan Facility provides an increased facility size of $2,664,960.22, of which Sky Pharm has borrowed the entire balance. Advances under the A&R Loan Facility continue to accrue interest at a rate of 10% per annum from the applicable date of each drawdown and require quarterly interest payments. The A&R Facility now permits prepayments at any time. The amounts owed under the A&R Loan Facility shall be repayable upon the earlier of (i) seventy five days following the demand of the Lender; or (ii) August 31, 2018. The A&R Loan Facility is secured by a personal guaranty of Grigorios Siokas, which is secured by a pledge of 10,000,000 shares of common stock of the Company owned by Mr. Siokas (the “Pledged Shares”). The A&R Loan Facility was also amended to provide additional affirmative and negative covenants of Sky Pharm and the Guarantor during the term of loans remain outstanding, including, but not limited to, the consent of the Lender in connection with (i) the Company or any of its subsidiaries incurring any additional indebtedness; or (ii) in the event of any increase in the Company’s issued and outstanding shares of Common Stock, the Pledged Shares shall be increased to an amount equal to a minimum of ten percent (10%) of the issued and outstanding shares of the Company.

On April 10, 2017, Decahedron Ltd. (“Decahedron”), a wholly owned subsidiary, as of February 9, 2017, of the Company entered into a Trade Finance Facility Agreement (the “Decahedron Facility”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”). The Decahedron Facility provides the following material terms:

•	The Lender will provide Decahedron a facility of up to €2,750,000 ($2,901,800) secured against Decahedron’s receivables from the sale of branded and generic pharmaceutical sales.

•	The total facility will be calculated as 95% of the agreed upon value of Decahedron’s receivables.

•	The term of the Decahedron Facility will be for 12 months.

•	The obligations of Decahedron are guaranteed by the Company pursuant to a Cross Guarantee and Indemnity Agreement.

•	The Lender has the right to make payments directly to Decahedron’s suppliers.

•	The following fees should be paid in connection with the Decahedron Facility:

	o	2% of the maximum principal amount as an origination fee.

	o	A one percent (1%) monthly fee.

The Company is in the process of obtaining the required consent from Synthesis Peer-To Peer-Income Fund in connection with certain negative covenants of the Company and Decahedron that restrict the Company and/or its subsidiaries from incurring any additional indebtedness or encumbering their assets. There can be no assurance such consent will be obtained.

Letter of Intent with CC Pharma Gmbh

On January 18, 2017 the Company signed a Letter of Intent (LOI) with the owners of CC Pharma who intended to sell all of their shares to the Company.

According to the Letter of Intent, inter alia, the Parties agreed:

•	Parties shall negotiate a Share Purchase Agreement regarding the sale and transfer of CC Pharma shares to the Company.

•	Company shall be entitled to conduct due diligence with regard to financial, legal and tax matters and that the Parties shall cooperate in good faith to complete the due diligence process in due course.

•	The Parties will employ best efforts to achieve Closing of the Transaction by April 1, 2017.

•	Sellers grant to the Company the exclusive right to acquire their shares of CC Pharma Gmbh. This exclusive right expires on April 1, 2017. During this period the Sellers will not actively market or enter into negotiations with any other buyer.

•	Parties agreed that certain current managers of CC Pharma will remain managing directors of the Company at least until December 31, 2017. Parties will negotiate in good faith customary service agreements for the managing directors, whereby the Parties agree that the economic conditions of such new agreements shall be equal or more favorable for the managing directors compared to their current service agreements.

COSMOS HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2016

Memoranda of Understanding- Stock Purchase Agreement – Completion/Closing of Acquisition

On February 9, 2017 the Company and Decahedron consummated the transactions contemplated by the Decahedron SPA. Pursuant to the terms of the Decahedron SPA, the shareholders of Decahedron received an aggregate of 1,700,000 shares of common stock of the Company (the “Stock Consideration”), which were delivered at closing in exchange for all of the Ordinary Shares of Decahedron for the Stock Consideration. In accordance with the terms of the SPA, Mr. Lazarou remained as a director and officer of Decahedron with a salary of 10,000 GBP per month (approximately US $12,270). The Company consummated this transaction on February 10, 2017. On April 7, 2017, the Company issued the 1,700,000 shares to Decahedron.

Consulting Agreement

On March 1, 2017, the Company entered into a four-month consulting agreement with ArKo European Business & Services GmbH for consideration of 5,000 restricted shares of common stock to be issued during the period of the agreement.

Convertible Promissory Note

In a board meeting on April 10, 2017, the members of the Board of Directors authorized the Company to negotiate additional financing through a convertible note payable to Coastal Capital Partners (Black Forest Capital, LLC). The proposed terms contemplate an aggregate total proceeds received from Coastal Capital Partners will be $500,000 in three separate tranches. Interest will be 8% per annum and the conversion rate will be 70% of the average of the lowest five trading prices of shares traded within twenty trading days prior to the date of conversion. As of the date of filing, the Company has not received any funds and there has been no formal agreement between the Company and Coastal Capital Partners. No assurances can be made that the Company will consummate these transactions.

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

With the participation of the Chief Executive Officer/Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2016, as the result of a material weakness. The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting. We had the following material weakness at December 31, 2016:

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

Name	Age	Position

Grigorios Siokas	52	CEO, CFO and Director

Dimitrios Goulielmos	50	Director

Demetrios G. Demetriades	51	Secretary and Director

John J. Hoidas	52	Director

On February 26, 2016, Dimitrios Goulielmos resigned from his positions as Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of Cosmos Holdings, Inc. (the "Company") but retained his position as a member of the Board of Directors. His resignation is not due to any conflict with the Company. Concurrently with the acceptance of Mr. Goulielmos' resignation, the Board of Directors appointed Grigorios Siokas to the offices of CEO and CFO and elected him to fill a vacancy and serve on the Board of Directors and as the Chairman of the Board.

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

John J. Hoidas was appointed a Member of the Company’s Board of Directors on November 18, 2016 and he became the fourth member of the Board of Directors of the Company. Mr. Hoidas is a wealth management professional with extensive experience in the capital markets and specifically in the financing of pharmaceutical companies. He is currently the senior vice president of Uhlmann Price Securities based in Chicago. Over the previous years he achieved to raise significant amounts of capital for late stage pre-IPO companies such as Organovo (ONVO), Invivo Therapeutics (NVIV) and Matinas BioPharma (MTNB) to name a few. He has served as a broker dealer to the following firms: Kingsbury Capital Investment Advisors, Kingsbury Capital LLC, Spencer Trask Ventures.

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

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee, including approving the selection of our independent accountants. None of our current directors can be considered an “audit committee financial expert.” We will need to attract an individual with the qualification of an audit committee expert to our Audit Committee. At this time, we have not identified such an individual.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2016, the no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2016. The Company intends on putting in procedures to ensure that all persons properly comply with the filing requirements of Section 16(a) of the Exchange Act.

Code of Ethics

As of December 31, 2016, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal year ended December 31, 2016 and 2015.

SUMMARY COMPENSATION TABLE

Name	YE 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dimitrios	2016	-	-	-	-	-	-	-	-
Goulielmos	2015	-	-	-	-	-	-	-	-

Demetrios G.	2016	-	-	-	-	-	-	-	-
Demetriades	2015	-	-	-	-	-	-	-	-

Panagiotis	2016	-	-	-	-	-	-	-	-
Drakopoulos*	2015	6,000	-	-	-	-	-	-	6,000

Grigorios	2016	-	-	-	-	-	-	-	-
Siokas**	2015	-	-	-	-	-	-	22,204	22,204

__________________

*.

Mr. Drakopoulos was the former Principal Financial Officer and Director. During the year ended December 31, 2015, we made a cash payment of $6,000 to Mr. Drakopoulos. During the year ended December 31, 2016 we do not owe nor did we accrue any salary to Mr. Drakopoulos.

**.

Mr. Siokas became the Company's Chief Executive Officer and Director of the Company in 2016. During the year ended December 31, 2015, Mr. Siokas received $22,204 from the Company for board of director's fees. During the year ended December 31, 2016 we do not owe nor did we accrue any salary to Mr. Siokas.

Narrative Disclosure to the Summary Compensation Table

There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2016 and December 31, 2015.

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

Director Compensation

No compensation was awarded to, earned by, or paid to our current director for services rendered in any capacities to us for the fiscal years ended December 31, 2016 and 2015.

We have no formal plan for compensating our directors for their services in their capacity as directors. In the future we may grant options to our directors to purchase shares of common stock as determined by our Board of Directors or a compensation committee that may be established.

Stock Option Plans

We did not have a stock option plan as of December 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2016, for each of the following persons, after giving effect to the transaction under the Exchange Agreement:

•	all such directors and executive officers as a group; and

•	each person who is known by us to own beneficially five percent or more of our common stock prior to the change of control transaction.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder's name. The percentage of class beneficially owned set forth below is based on 125,870,532 shares of common stock outstanding on December 31, 2016.

Name and Address of Beneficial Owners of Common Stock 1	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock

Grigorios Siokas [1]	Common	100,504,666	79.85%

Dimitrios Goulielmos [2]	Common	5,416,000	4.31%

DIRECTORS AND OFFICERS		105,920,666	84.16%

5% SHAREHOLDERS

Total of 5% shareholders		-	-%

_________________

(1)	Mr. Siokas has a voting block of 100,504,666 common shares, or 79.85% of the issued and outstanding common stock of the Company as of December 31, 2016.

(2)

Mr. Goulielmos is the owner of Jaron Trading Limited a company that holds 400,000 common shares. Therefore Mr. Goulielmos, in addition to the 5,016,000 common share that he personally owns, he controls the 400,000- that belongs to Jaron Trading Limited. Attributing these shares to Mr. Goulielmos gives him a voting block of 5,416,000 shares, or 4.31% of the issued and outstanding common stock of the Company at December 31, 2016.

Percentages are based on 125,870,532 shares outstanding at December 31, 2016.

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

Grigorios Siokas

As of December 31, 2016 the Company has prepaid expenses of €14,646 ($15,454) related to board of directors' fees and related taxes for Grigorios Siokas, Chief Executive Officer. During the year ended December 31, 2015, the Company borrowed €10,000 ($10,906) as loan payable from Mr. Grigorios Siokas. The loan has no formal agreement and bears no interest. During the year ended December 31, 2016, this loan has been paid back in full.

On October 1, 2016, the Company borrowed €5,000 ($5,276) from Mr. Siokas related to its subsidiary’s purchase of additional capital of SkyPharm. The loan is non-interest bearing and has a maturity date of October 1, 2017. The outstanding balance as of December 31, 2016 was €5,000 ($5,276).

During the year ended December 31, 2016, the Company borrowed €90,500 ($95,496) as an additional loan payable from Mr. Siokas. This loan has no formal agreement and bears no interest. As of December 31, 2016, the Company has an outstanding principal balance under this loan of €90,500 ($95,496).

On May 20, 2016, the Company entered into a non-binding Memorandum of Understanding ("MOU") with DOC Pharma SA, a company controlled by Grigorios Siokas, the Company's CEO, a director and principal shareholder. DOC Pharma SA located in Thessaloniki, Greece, is an ISO certified and licensed GDP (Good Distribution Practices) wholesaler of pharmaceutical products and GMP (Good Manufacture Practices) manufacturer of non-patent and patent medicines, Over-the-counter (OTC) medicines and Food Supplements. It is the owner of numerous licenses of generic medicines and uses its own network of pharmaceutical sales representatives to communicate its products with doctors.

As of December 31, 2016, the Company has a prepaid balance of €65 ($69) to DOC Pharma S.A. As of December 31, 2015, the Company owed €111,000 ($121,063) to DOC Pharma S.A.

During the year ended December 31, 2016, the Company borrowed an additional €44,995 ($47,479) from Mrs. Ourania Matsouki, wife of Mr. Grigorios Siokas. This loan has no formal agreement and bears no interest. As of December 31, 2016, the Company has an outstanding principal balance under this loan of €44,995 ($47,479).

During the year ended December 31, 2016, Konstantinos Vassilopoulos, US Finance Manager, paid $10,179 of existing bills of the Company. There is no formal agreement related to these transactions.

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

On November 21, 2014, SkyPharm entered into a Loan Agreement with Dimitrios Goulielmos, the Chief Executive Officer and a director of the Company, pursuant to which the Borrower borrowed €330,000 ($401,115) from Mr. Goulielmos. The Loan will bear an interest rate of 2% per annum and will be due and payable in full on May 11, 2015. On November 4, 2015, €130,000 ($142,860) in principal and the related accrued interest of €733 ($806) was forgiven as part of the stock purchase agreement on November 4, 2015. As of December 31, 2015, a principal balance of €200,000 ($218,120) and €6,188 ($6,749) of accrued interest remains. The balance of the remaining loan will bear an interest rate of 2% per annum until the date that the loan is paid in full. Additional amounts that were previously loaned by Mr. Goulielmos were cancelled and forgiven accordingly.

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

Item 14. Principal Accounting Fees and Services

On November 25, 2013, the Company engaged Malone Bailey, LLP ("MB") as the Company's independent auditors. MB performed the audit of the Company's consolidated financial statements for Fiscal 2013, 2014, 2015 and 2016 and issued the audit report in this Annual Report.

The following table presents: (1) fees for professional audit services rendered by MB for the audit of our annual financial statements and for other services for the year ended December 31, 2015; and (2) fees for professional audit services rendered by MB for the audit of our annual financial statements and for other services for the year ended December 31, 2016.

Financial Statements for the Year Ended	Audit Services	Audit Related Fees	Tax Fees	Other Fees
December 31, 2016
MALONE BAILEY LLP	$67,000	-	-	-
December 31, 2015
MALONE BAILEY LLP	$32,000	-	-	-

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

Audit Fees for the fiscal years ended December 31, 2016 and 2015 were for professional services rendered for the audits of the financial statements of the Company, consents, and other assistance required to complete the year-end audit of the financial statements.

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

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Document Description

3.1	Articles of Incorporation of the Registrant (1)

3.2	Amendment to the Articles of Incorporation of the Registrant, dated November 14, 2013

3.3	Bylaws of the Registrant (1)

10.1	Master Services Agreement, dated January 15, 2013, by and between Amplerissimo Ltd. and Millenia International Group Ltd. (2)

10.2	Master Services Agreement, dated May 15, 2013, , by and between Amplerissimo Ltd. and Tech Telecoms and Trade Limited (2)

10.3	Exclusive Cooperation Agreement, dated April 30, 2014, by and between the Registrant and Grigorios Siokas (3)

10.4	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on March 31, 2015 (4)

10.5	Stock Purchase Agreement, dated November 4, 2015, by and between Grigorios Siokas and Dimitrios S. Goulielmos (5)

10.6	Loan Facility Agreement, dated as of August 4, 2016, by and among SkyPharm S/A, Grigorious Siokas, as Guarantor and Synthesis Peer to Peer Income Fund. (6)

10.7	Pledge Agreement, by and between Grigorios Siokas and Synthesis Peer-to Peer Income Fund (6)

10.8

First Deed of Amendment relating to Loan Facility Agreement, dated as of August 4, 2016, by and among Sky Pharm S.A., as Borrower, Grigorios Siokas, as Guarantor and Synthesis Peer-to Peer Income Fund (7)

10.9	Intellectual Property Sale Agreement, dated as of October 1, 2016, by and among the Company, Anastasios Tsekas and Olga Parthenea Georgatsou (8)

10.10	Employment Agreement, dated as of October 1, 2016, by and between the Company and Konstantinos Vassilopoulos (8)

10.11	Stock Purchase Agreement, dated as of November 16, 2016, by and among Company, Medihelm Pharmaceutical Wholesellers SA, Konstantinos Metsovitis and Eleni Metsovitis (9)

10.12	Stock Purchase Agreement, dated as of November 17, 2016, by and among the Company, Decahedron Ltd. and Nikolaos Lazarou (10)

10.13	Advisory Board Member Consulting Agreement, dated as of January 3, 2017, by and between the Company and Orestes Varvitsiotes (11)

10.14	Amendment to the Stock Purchase Agreement, dated as of February 9, 2017 by and among the Company, Decahedron Ltd., Nikolaos Lazarou, Vasiliki Kappou, Misel Kappou (11)

10.14	Amended and Restated Loan Facility Agreement, dated as of March 23, 2017, by and among SkyPharm S.A., Grigorios Siokas, as Guarantor and Synthesis Peer-to Peer Income Fund (12)

10.15	Trade Finance Facility Offer Letter, dated as of April 10, 2017, by and between Decahedron Ltd. and Synthesis Structured Commodity Trade Finance Limited. (13)

10.16	Trade Finance Facility Agreement, dated as of April 10, 2017, by and between Decahedron Ltd. and Synthesis Structured Commodity Trade Finance Limited. (13)

10.17	Cross Guarantee and Indemnity Agreement, dated as of April 10, 2017, by and among Cosmos Holdings Inc., Decahedron Ltd. and Synthesis Structured Commodity Trade Finance Limited. (13)

10.18	Security Assignment of Receivables and other Contractual Rights, dated as of April 10, 2017, by and between Decahedron Ltd. and Synthesis Structured Commodity Trade Finance Limited. (13)

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

________________

(1)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-162597) filed by the Registrant on October 20, 2009.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on November 14, 2013.

(3)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on April 1, 2014.

(4)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on November 26,2014.

(5)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on November 9, 2015.

(6)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on August 4, 2016.

(7)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on September 16, 2016.

(8)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on October 5, 2016.

(9)	Incorporated by reference to the Current Report on Form 8-K dated as of November 16, 2016 filed by the Registrant on November 22, 2016.

(10)	Incorporated by reference to the Current Report on Form 8-K dated as of November 17, 2016 filed by the Registrant on November 22, 2016.

(11)	Incorporated by reference to the Current Report on Form 8-K/A filed by the Registrant on February 13, 2017.

(12)	Incorporated by reference to the Current Report on Form 8-K/A filed by the Registrant on March 28, 2017.

(13)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on April 14, 2017.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cosmos Holdings Inc.

Date: April 17, 2017	By:	/s/ Grigorios Siokas
Grigorios Siokas
Chief Executive Officer (Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer )

In accordance with the Exchange Act, this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Grigorios Siokas	Chief Executive Officer	April 17, 2017
Grigorios Siokas	(Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer) and Director

/s/ Dimitrios Goulielmos	Director	April 17, 2017
Dimitrios Goulielmos

/s/ Demetrios G. Demetriades	Secretary and Director	April 17, 2017
Demetrios G. Demetriades

/s/ John J. Hoidas	Director	April 17, 2017
John J. Hoidas

EXHIBIT INDEX

Exhibit No.	Document Description

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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

