Form 10-Q
period 2017-03-31
Cosmos Holdings Inc.
filed 2017-05-22
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 22, 2017 there were 127,870,532 shares issued and outstanding of the registrant's common stock.

COSMOS HOLDINGS INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

COSMOS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$397,306	$716,590
Accounts receivable	1,098,133	661,850
Other receivable	133,725	131,900
Inventory	369,839	464,219
Prepaid expenses and other current assets	1,653,273	646,530
Prepaid expenses and other current assets - related party	60,599	15,523

TOTAL CURRENT ASSETS	3,712,875	2,636,612

Other assets	558,433	429,203
Property and equipment, net	71,487	52,715
Intangible assets, net	48,026	-

TOTAL ASSETS	$4,390,821	$3,118,530

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,945,263	$577,932
Accounts payable and accrued expenses - related party	849	13,759
Notes payable, net of unamortized discount of $89,877 and $110,561, respectively	2,856,747	2,872,472
Notes payable - related party	135,865	160,391
Loans payable	11,768	17,938
Loans payable - related party	544,652	148,250
Taxes payable	1,130,986	1,080,590

TOTAL CURRENT LIABILITIES	6,626,130	4,871,332

TOTAL LIABILITIES	6,626,130	4,871,332

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 127,570,532 and 125,870,532 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	127,571	125,871
Additional paid-in capital	1,738,555	174,009
Accumulated other comprehensive loss	(1,065,482)	(1,050,463)
Accumulated deficit	(3,035,953)	(1,002,219)

TOTAL STOCKHOLDERS' DEFICIT	(2,235,309)	(1,752,802)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,390,821	$3,118,530

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COSMOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2017	2016

REVENUE
Revenue	$4,115,916	$1,136,406

COST OF REVENUE	3,752,224	1,048,730

GROSS PROFIT	363,692	87,676

OPERATING EXPENSES
General and administrative expenses	393,494	125,062
Depreciation and amortization expense	5,142	3,629
Impairment of goodwill	1,949,884	-
TOTAL OPERATING EXPENSES	2,348,520	128,691

LOSS FROM OPERATIONS	(1,984,828)	(41,015)

OTHER INCOME (EXPENSE)
Interest expense - related party	(66)	(2,901)
Interest expense	(110,128)	(21,686)
Other expense	(11,650)	(470)
Foreign currency transaction gain (loss)	72,970	(3,034)
TOTAL OTHER INCOME (EXPENSE)	(48,874)	(28,091)

LOSS BEFORE INCOME TAXES	(2,033,702)	(69,106)

INCOME TAX BENEFIT (EXPENSE)	(32)	-

NET LOSS	(2,033,734)	(69,106)

OTHER COMPREHENSIVE LOSS
Foreign currency translation gain (loss)	(15,019)	(212,853)

TOTAL OTHER COMPREHENSIVE LOSS	$(2,048,753)	$(281,959)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	126,796,088	125,630,532

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COSMOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,033,734)	$(69,106)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used In) Operating Activities:
Depreciation and amortization expense	5,142	3,629
Amortization of debt discount	15,466	-
Stock-based compensation	87,246	-
Loss on goodwill impairment	1,949,884	-
Changes in Assets and Liabilities:
Accounts receivable	(377,446)	1,058
Inventory	99,894	11,680
Prepaid expenses	(991,069)	58,734
Prepaid expenses - related party	(45,076)	-
Other assets	(67,832)	(6,844)
Accounts payable and accrued expenses	663,381	259,671
Accounts payable and accrued expenses - related party	(12,910)	(135,296)
Taxes payable	48,508	21,529
Deferred revenue	-	(62,210)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(658,546)	$82,845

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$(3,972)	$(7,945)
Cash received from acquisition	40,858	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$36,886	$(7,945)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of related party note payable	$(26,745)	$(5,678)
Payment of note payable	(339,127)	-
Proceeds from note payable	312,496	249,817
Payment of related party loan	(29,954)	(10,787)
Proceeds from related party loan	424,305	-
Payment of loans payable	(6,419)	(34,066)
Capital contribution	-	140
NET CASH PROVIDED BY FINANCING ACTIVITIES	$334,556	$199,426

Effect of exchange rate changes on cash	$(32,180)	$15,387

NET INCREASE (DECREASE) IN CASH	(319,284)	289,713

CASH AT BEGINNING OF PERIOD	716,590	198,049
CASH AT END OF PERIOD	$397,306	$487,762

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$61,075	$-
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Acquisition of Decahedron	$1,479,000	$-
Reversal of proceeds due from noteholder due to repayment of note	$10,698	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2017

NOTE 1 - BASIS OF PRESENTATION

The terms "COSM," "we," "the Company," and "us" as used in this report refer to Cosmos Holdings Inc. The accompanying unaudited consolidated balance sheet as of March 31, 2017 and unaudited consolidated statements of operations for the three months ended March 31, 2017 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of COSM, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2016 and 2015, included in the Company's Annual Report on Form 10-K. The accompanying consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet. Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 – ORGANIZATION AND NATURE OF BUSINESS

Cosmos Holdings, Inc. ("Cosmos", "The Company", "we", or "us") was incorporated in the State of Nevada under the name Prime Estates and Developments, Inc. on July 21, 2009 for the purpose of acquiring and operating commercial real estate and real estate related assets.

On September 27, 2013 (the "Closing"), Cosmos Holding Inc. a Nevada corporation ("Cosmos Holdings, Inc." or the "Registrant"), closed a reverse take-over transaction by which it acquired a private company whose principal activities are the trading of products, providing representation, and provision of consulting services to various sectors. Pursuant to a Share Exchange Agreement (the "Exchange Agreement") between the Registrant and Amplerissimo Ltd, a company incorporated in Cyprus ("Amplerissimo"), the Registrant acquired 100% of Amplerissimo's issued and outstanding common stock.

On August 1, 2014, we, through our Cypriot subsidiary Amplerissimo, formed SkyPharm S.A. a Greek Corporation ("SkyPharm") whose principal activities and operations are the development, marketing and sales of pharmaceutical, wellness and cosmetic products.

On February 10, 2017, the Company and Decahedron Ltd, a UK Corporation (“Decahedron”) consummated the transactions contemplated by the Stock Purchase Agreement, dated November 17, 2017. as amended (the “Decahedron SPA”).. Pursuant to the terms of the Decahedron SPA, the shareholders of Decahedron received an aggregate of 1,700,000 shares of common stock of the Company (the “Stock Consideration”), which were delivered following the closing in exchange for all of the Ordinary Shares of Decahedron for the Stock Consideration. In accordance with the terms of the SPA, Mr. Lazarou remained as a director and officer of Decahedron with a salary of GBP £10,000 per month (approximately US $12,270).

We are currently focusing our existing operations on expanding the business of SkyPharm and our new subsidiary Decahedron, we have concentrated our efforts on becoming an international pharmaceutical company. The Company's focus will be on Branded Pharmaceuticals, Over-the-Counter (OTC) medicines, and Generic Pharmaceuticals. The Company also intends to expand into Cosmetic-Beauty Products as well as Food Supplements and we target areas where we can build and maintain a strong position. The Company uses a differentiated operating model based on a lean, nimble and decentralized structure, an emphasis on low risk license acquisition as well as Research & Development and our ability to be better owners of pharmaceutical assets than others. This operating model and the execution of our corporate strategy are enabling the Company to achieve sustainable growth and create shareholder value.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2017

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

We regularly evaluate and, where appropriate, execute on opportunities to expand through the acquisition of branded pharmaceutical products and pharmaceutical companies in areas that will serve patients that we believe will offer above average growth characteristics and attractive margins. In particular, we look to continue to enhance our pharmaceutical and over the counter product lines by acquiring or licensing rights to additional products and regularly evaluate selective acquisition opportunities.

Going Concern

The Company's consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company generated a net loss of $2,033,734 for the three months ended March 31, 2017, and has a working capital deficit of $2,913,255 and an accumulated deficit of $3,035,953 as of March 31, 2017. These conditions raise substantial doubt of the Company’s ability to continue as a going concern. The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Principles of Consolidation

Our consolidated accounts include our accounts and the accounts of our wholly-owned subsidiaries, Amplerissimo Ltd, SkyPharm S.A. and Decahedron Ltd. All significant intercompany balances and transactions have been eliminated.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2017

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2017 and December 31, 2016, there were no cash equivalents.

The Company maintains bank accounts in the United States denominated in U.S. Dollars and in the Republic of Cyprus, in Greece and in Bulgaria all of them denominated in Euros. The Company also maintains bank accounts in the United Kingdom of Great Britain, dominated in Euros and Great Britain Pound (British Pounds Sterling).

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

Depreciation expense was $3,168 and $3,629 for the three months ended March 31, 2017 and March 31, 2016, respectively.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2017

Intangible Assets

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 5 years for an import/export license. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. At March 31, 2017, no revision to the remaining amortization period of the intangible assets was made.

Amortization expense was $1,974 and $0 for the three months ended March 31, 2017 and March 31, 2016, respectively.

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

Goodwill and Intangibles

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses level 3 inputs and a discounted cash flow methodology to estimate the fair value of a reporting unit. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

Prior to the acquisition of Decahedron, the Company had no record goodwill value. As a result of the acquisition of Decahedron, the Company tested and expensed 100% of the goodwill allocated to the acquisition costs, an amount equal to $1,949,884 for the period ending March 31, 2017.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2017

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2017.

Cash is considered to be highly liquid and easily tradable as of March 31, 2017 and therefore classified as Level 1 within our fair value hierarchy.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2017

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

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At March 31, 2017 the Company has maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

We recognize the impact of an uncertain tax position in our financial statements if, in management's judgment, the position is not more-likely-then-not sustainable upon audit based on the position's technical merits. This involves the identification of potential uncertain tax positions, the evaluation of applicable tax laws and an assessment of whether a liability for an uncertain tax position is necessary. As of March 31, 2017 the Company has no uncertain tax positions recorded in any jurisdiction where it is subject to income tax.

Basic and Diluted Net Income (Loss) per Common Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the periods presented. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share for each of the three months ended March 31, 2017 and 2016 is the same due to the anti-dilutive nature of potential common stock equivalents.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2017

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which simplifies the measurement of goodwill by eliminating Step 2 from the current goodwill impairment test in the event that there is evidence of an impairment based on qualitative or quantitative assessments. ASU 2017-04 does not change how the goodwill impairment is identified, and the Company will continue to perform a qualitative assessment annually to determine whether the two step impairment test is required. Until the adoption, current accounting standards require the impairment loss to be recognized under Step 2 of the impairment test. This requires the Company to calculate the implied fair value of goodwill by assigning fair value to the reporting unit’s assets and liabilities as if the reporting unit has been acquired in a business combination, then subsequently subtracting the implied goodwill from the carrying amount of the goodwill. The new standard would require the Company to determine the fair value of the reporting unit and subtract the carrying value from the fair value of the reporting unit to determine if there is an impairment. ASU 2017-04 is effective for the Company for fiscal years after December 15, 2019, and early adoption is permitted. ASU 2017-04 is required to be adopted prospectively, and the adoption is effective for annual goodwill impairment tests performed in the year of adoption. The Company does not believe that the adoption of ASU No. 2017-4 will have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations

In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business,” with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as an acquisition of assets or a business. ASU No. 2017-01 is effective for the Company’s fiscal year commencing on January 1, 2018. The effect of this guidance is to be applied prospectively and early adoption is permitted. The Company does not believe that the adoption of ASU No. 2017-01 will have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

NOTE 3. ACQUISITION OF DECAHEDRON, LTD.

On February 10, 2017, the Company completed the acquisition Decahedron pursuant to the Decahedron SPA acquiring 100% of the outstanding shares of Decahedron, a United Kingdom Company, a pharmaceuticals wholesaler which specializes in imports and exports of branded and generic pharmaceutical products within the EEA and around the world. At closing, the Company acquired 100% of Decahedron’s outstanding shares in exchange for 1,700,000 shares of Cosmos common stock valued at $1,479,000 (the "Acquisition").

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2017

The Company recognized the Decahedron assets acquired and liabilities assumed based upon the fair value of such assets and liabilities measured as of the date of acquisition. The aggregate purchase price for Decahedron has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the license held by Decahedron for the wholesale of pharmaceuticals in the United Kingdome and Europe, the remainder has been allocated to goodwill, none of which is tax deductible.

During the quarter ended March 31, 2017, we recorded an adjustment of $28,002 primarily related to other assets and an adjustment of the accounts payable associated with the Decahedron acquisition. We finalized our allocation of purchase price during the quarter ended March 31, 2017. The final unaudited allocation of purchase price as of March 31, 2017, is as follows:

	Preliminary
	Allocation as of
	February10, 2017	Allocation Adjustments	Final Allocation
Current assets	$6,537	$-	$6,537
Intangible assets	50,000	-	50,000
Other assets	305,400	(216,562)	88,838
Total assets acquired	361,937	(216,562)	145,375
Liabilities assumed:
Debt	804,819	(188,560)	616,259
Total liabilities assumed	804,819	(188,560)	616,259
Net assets acquired	(442,882)	(28,002)	(470,884)
Consideration:
Value of Common Stock Issued at Acquisition	1,479,000	-	1,479,000
Goodwill	$1,921,882	$28,002	$1,949,884

The components of the acquired intangible assets were as follows (in thousands):

	Amount	Useful Life (Years)
Licenses (a)	$50,000	5
	$50,000

(a)	U.K Pharmaceutical Wholesale Distribution License

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2017

Unaudited Supplemental Pro Forma Data

The pro forma statements of operations data for the three months ended March 31, 2017, below, give effect to the Decahedron Acquisition, described above, as if it had occurred at January 1, 2017. These amounts have been calculated after applying our accounting policies and adjusting the results of Decahedron intangible amortization that would have been charged assuming the fair value adjustments had been applied and incurred since January 1, 2017. This pro forma data is presented for informational purposes only and does not purport to be indicative of our future results of operations.

Revenue of $426,798 and net loss of $33,977 since the acquisition date are included in the consolidated statement of operations and comprehensive income (loss) for three months ended March 31, 2017.

Unaudited proforma results of operations for the three months ended March 31, 2017 and 2016 as though the Company acquired Decahedron on the first of each fiscal year are set forth below.

	Three months ended March 31,
	2017	2016
Revenues	$4,309,363	$1,636,740
Cost of revenues	3,951,657	1,542,171
Gross profit	357,706	94,569

Operating expenses	2,376,517	175,780
Operating loss	(2,018,811)	(81,211)

Other income (expense)	(101,567)	(268,098)

Net Loss	$(2,120,378)	$(349,309)

The purchase price exceeded the estimated fair value of the net assets acquired by $1,949,884 which was recorded as Goodwill. Goodwill represents the difference between the total purchase price for the net assets purchased from Decahedron and the aggregate fair values of tangible and intangible assets acquired, less liabilities assumed. At the conclusion of the acquisition, goodwill was reviewed for impairment and it was determined that indicators of impairment existed.

As of March 31, 2017, after our assessment of the totality of the events that could impair goodwill, it was the Company’s conclusion “it is not more likely than not” that the Goodwill was impaired. Therefore, the Company was not required to conduct a two-step quantitative goodwill impairment test. No events have occurred after March 31, 2017 that would affect the Company’s conclusion as of the March 31, 2017 assessment date. As a result of the Company’s assessment, 100% of the goodwill of $1,949,884 was recorded as an impairment of goodwill.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2017

NOTE 4 – LOAN RECEIVABLE

On February 28, 2016, the Company entered into an agreement with Synthesis Management Limited (“Synthesis Management”) to loan €125,000 ($133,725) to Synthesis Management for the purpose of paying a financing management fee. The Company made the payment to Synthesis Management on September 28, 2016. The loan is non-interest bearing and has a maturity date of December 31, 2016. As of the date of filing, the Company has agreed to extend the maturity date of the loan until December 31, 2017, however no formal written amendment has been delivered. As of March 31, 2017, the outstanding balance on the loan is €125,000 ($133,725).

NOTE 5 - INCOME TAXES

At March 31, 2017, the Company's effective tax rate differs from the US federal statutory tax rate primarily due to a valuation allowance recorded against net deferred tax assets in all jurisdictions in which the Company operates. At December 31, 2016, the Company's effective tax rate differed from the US federal statutory tax rate primarily due to earnings taxed at the lower income tax rate in Cyprus.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At March 31, 2017, the Company has a maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

As of March 31, 2017the Company has no uncertain tax positions recorded in any jurisdiction where it is subject to income tax. The Company has recorded $20,811 of interest and penalties as interest expense for the three months ended March 31, 2017 in accordance with this policy.

NOTE 6 – CAPITAL STRUCTURE

Common Stock

The Company is authorized to issue 300 million shares of common stock and had issued 100,000,000 in connection with the merger with Amplerissimo and had 25,585,532 shares issued prior to the merger.

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

On February 10, 2017 the Company and Decahedron consummated the acquisition of Decahedron SPA. Pursuant to the terms of the Decahedron SPA, the shareholders of Decahedron received an aggregate of 1,700,000 shares of common stock of the Company, which were delivered at closing in exchange for all of the Ordinary Shares of Decahedron for the Stock Consideration.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2017

Shares Issued for Services

On March 1, 2017, the Company entered into a four-month consulting agreement with ArKo European Business & Services GmbH for consideration of 5,000 restricted shares of common stock to be issued during the period of the agreement for any introductions and related contributions the Company receives as a result of those introductions. As of March 31, 2017, no consideration has been earned and no shares have been issued related to this agreement.

As of March 31, 2017 and December 31, 2016, the Company had 127,570,532 and 125,870,532 shares of Common Stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock, which have a liquidation preference over the common stock and are non-voting. As of March 31, 2017 and December 31, 2016, no preferred shares have been issued.

Potentially Dilutive Securities

On October 1, 2016 the Company granted 120,000 options to an employee of the Company as compensation for being appointed the US Finance Manager of the Company. The options have an exercise period of four years with an exercise price of $0.20 per share. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options vest monthly with 60,000 options fully vested as of March 31, 2017. (See Note 9)

On January 1, 2017 the Company granted 250,000 options to an employee of the Company as compensation for being appointed the International Finance Manager of the Company. The options have an exercise period of four years with an exercise price of $0.10 per share. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options vest monthly with 62,500 options fully vested as of March 31, 2017. (See Note 9)

On January 3, 2017 the Company granted 120,000 options to an employee of the Company as compensation for being appointed as a consultant of the Company. The options have an exercise period of five years with an exercise price of $0.20 per share. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options vest monthly with 30,000 options fully vested as of March 31, 2017. (See Note 9)

No options, warrants or other potentially dilutive securities other than those disclosed above have been issued as of March 31, 2017 and December 31, 2016.

NOTE 7 – RELATED PARTY TRANSACTIONS

On the date of our inception, we issued 20 million shares of our common stock to our three officers and directors which were recorded at no value (offsetting increases and decreases in Common Stock and Additional Paid in Capital).

DOC Pharma S.A.

As of March 31, 2017, the Company has a prepaid balance of €49,623 ($53,087) to DOC Pharma S.A., this comprises over 5.4% of the Company's total prepaid balance. As of December 31, 2016, the Company owed €65 ($69) to DOC Pharma S.A.

On November 1, 2015, the Company entered into a €12,000 ($12,662) Loan Agreement with DOC Pharma S.A, pursuant to which DOC Pharma S.A., paid existing bills of the Company in the amount of €12,000, excluding certain vendor bills. The loan bears an interest rate of 2% per annum and was due and payable in full on October 31, 2016. As of March 31, 2017, the Company has an outstanding principal balance under this note of €12,000 ($12,838) and accrued interest expense of $374.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2017

Grigorios Siokas

On October 1, 2016, the Company borrowed €5,000 ($5,276) from Mr. Siokas related to its subsidiary’s purchase of additional capital of SkyPharm. The loan is non-interest bearing and has a maturity date of October 1, 2017. The outstanding balance as of March 31, 2017 was €5,000 ($5,349).

During the year ended December 31, 2016, the Company borrowed €90,500 ($95,496) as additional loans payable from Mr. Siokas. During the three months ended March 31, 2017, the Company borrowed an additional €341,621 ($365,466) and paid back €13,000 ($13,907) of these loans. These loan have no formal agreements and bear no interest. As of March 31, 2017, the Company has an outstanding principal balance under these loans of €419,121 ($448,376).

Ourania Matsouki

During the year ended December 31, 2016, the Company borrowed €44,995 ($47,479) from Mrs. Matsouki. During the three months ended March 31, 2017, the Company borrowed an additional €55,000 ($58,839) and paid back €15,000 ($16,047). These loans have no formal agreement and bear no interest. As of March 31, 2017, the Company has an outstanding principal balance under these loans of €84,995 ($90,928).

Konstantinos Vassilopoulos

During the year ended December 31, 2016, Konstantinos Vassilopoulos, US Finance Manager, paid $10,179 of existing bills of the Company. During the three months ended March 31, 2017, the Company paid back $9,800. There is no formal agreement related to these transactions. As of March 31, 2017 the outstanding balance under this loan is $379.

Dimitrios Goulielmos

On November 21, 2014, SkyPharm entered into a Loan Agreement with Dimitrios Goulielmos, former Chief Executive Officer and a current director of the Company, pursuant to which the Borrower borrowed €330,000 ($401,115) from Mr. Goulielmos. The Loan bears an interest rate of 2% per annum and was due and payable in full on May 11, 2015. On November 4, 2015, €130,000 ($142,860) in principal and the related accrued interest of €733 ($806) was forgiven and the remaining balance of €200,000 will no longer accrue interest as part of the stock purchase agreement with Grigorios Siokas on November 4, 2015 referenced above. As of December 31, 2016, €60,000 ($63,312) of the loan was paid back. During the three months ended March 31, 2017 an additional €25,000 ($26,754) was paid back and a principal balance of €115,000 ($123,027) and €0.00 of accrued interest remains.

In connection with the Decahedron SPA, on February 9, 2017, Decahedron, Medihelm S.A. and Nikolaos Lazarou entered into a liability transfer agreement whereby the loan previously provided Decahedron to the Mr. Lazarou prior to the acquisition would be cancelled in exchange for Mr. Lazarou’s personal assumption of approximately £172,310 ($215,215) amounts owed to MediHelm S.A., a creditor of Decahedron.

We believe that all related party transactions were on terms at least as favorable as we would have secured in arm's-length transactions with third parties. Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2017

NOTE 8 – DEBT

On March 4, 2015, the Company entered into a $9,000 Loan Agreement with Mr. Angelo Drakopoulos, pursuant to which Mr. Drakopoulos paid a $9,000 outstanding bill on behalf of the Company. The loan bears an interest rate of 8% per annum and was due and payable in full on May 5, 2016. As of March 31, 2017, the Company has an outstanding principal balance under this note of $9,000 and accrued interest expense of $991.

On November 5, 2015, the Company entered into a Loan Agreement pursuant to which the Company borrowed €20,000 ($21,812), of which proceeds of €10,000 ($10,906) have been received as of December 31 2016. The loan bears an interest rate of 1% per annum and was due and payable in full on November 5, 2016. The Company has repaid €2,000 ($2,110) as of December 31, 2016. The Company has repaid an additional €4,000 ($4,279) as of March 31, 2017. The Company has accrued interest expense of €433 ($463) and an outstanding balance under this note of €14,000 ($14,977) as of March 31, 2017.

On November 5, 2015, the Company entered into a Loan Agreement pursuant to which the Company borrowed €80,000 ($87,248) of which proceeds of €70,000 ($76,342) have been received as of December 31, 2016. The loan bears an interest rate of 5% per annum and was due and payable in full on November 5, 2016. As of December 31, 2016, the outstanding balance was €65,000 ($68,588). During the three months ended March 31, 2017, the Company repaid €55,000 ($58,839) and reversed the €10,000 ($10,698) receivable that was never received.

On November 16, 2015, the Company entered into a Loan Agreement with Panagiotis Drakopoulos, former Director and former Chief Executive Officer, pursuant to which the Company borrowed €40,000 ($43,624) as a note payable from Mr. Drakopoulos. The note bears an interest rate of 6% per annum and was due and payable in full on November 15, 2016. As of March 31, 2017, the Company has an outstanding principal balance under this note of €40,000 ($42,792) and accrued interest expense of €2,942 ($3,832).

During the year ended December 31, 2015, the Company borrowed €30,000 ($32,718) as a loan payable from Mr. Panagiotis Drakopoulos, former Director and former Chief Executive Officer. The loan has no formal agreement and bears no interest. During the year ended December 31, 2016, the Company repaid €13,000 ($13,718) of the loan. During the three months ended March 31, 2017 the Company repaid an additional €6,000 ($6,419). As of March 31, 2017, the Company has an outstanding principal balance under this loan of €11,000 ($11,768).

On February 5, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €20,000 ($21,104). The loan bears an interest rate of 6% and has no maturity date. During the three months ended March 31, 2017, the Company repaid the loan and accrued interest of €1,020 ($1,091) in full.

On March 4, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €50,000 ($52,760) from a third party. On May 04, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed an additional €50,000 ($52,760). The loans bear an interest rate of 6% and a maturity date of March 4, 2017 and May 4, 2017, respectively. During the three months ended March 31, 2017, the Company repaid both loans and accrued interest of €750 ($802) in full.

On April 19, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €100,000 ($105,520). The loan bears an interest rate of 6% and will mature on April 19, 2017. During the three months ended March 31, 2017, the Company repaid the loan and accrued interest of €2,000 ($2,140) in full.

On April 22, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €38,000 ($40,098). The loan bears an interest rate of 6% and will mature on April 22, 2017. During the three months ended March 31, 2017, the Company repaid the loan and accrued interest of €1,777 ($2,901) in full.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2017

On May 24, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €50,000 ($52,760). The loan bears an interest rate of 6% and will mature on May 24, 2017. The Company has accrued interest expense of €1,930 ($2,064) as of March 31, 2017. The outstanding balance under this note was €50,000 ($53,490) as of March 31, 2017.

On October 18, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €10,000 ($10,552). The loan bears an interest rate of 10% and will mature on October 18, 2017. The Company has accrued interest expense of €238 ($254) as of March 31, 2017. The outstanding balance under this note was €10,000 ($10,698) as of March 31, 2017.

Loan Facility Agreement

On August 4, 2016, the Company's wholly owned subsidiary SkyPharm entered into a Loan Facility Agreement, guaranteed by Grigorios Siokas, with Synthesis Peer-To Peer-Income Fund (the "Loan Facility" the “Lender”). The Loan Facility initially provided SkyPharm with a credit facility of up to $1,292,769 (€1,225,141). Any advance under the Loan Facility accrues interest at a rate of 10% per annum and requires quarterly interest payments commencing on September 30, 2016. The amounts owed under the Loan Facility shall be repayable upon the earlier of (i) three months following the demand of the lender; or (ii) August 31, 2018. No prepayment is permitted pursuant to the terms of the Loan Facility. The Synthesis Facility Agreement is secured by a personal guaranty of Grigorios Siokas, which is secured by a pledge of 10,000,000 shares of common stock of the Company owned by Mr. Siokas. See Note 11 - Subsequent Events with respect to further financings obtained by SkyPharm.

On September 13, 2016, Sky Pharm entered into a First Deed of Amendment with the Loan Facility increasing the maximum loan amount to $1,533,020 as a result of the lender having advanced $240,251 (€227,629) to SkyPharm.

On March 23, 2017, SkyPharm entered into an Amended and Restated Loan Facility Agreement (the “A&R Loan Facility”), with the Loan facility which increased the loan amount to an aggregate total of $2,664,960 (€2,491,083) as a result of the lender having advanced $174,000 (€164,898) in September, $100,000 (€94,769) in October 2016, $250,000 (€236,922) in November 2016, $452,471 (€428,800) in December 2016 and $155,516 (€145,369) in January 2017. The A&R Loan Facility amends and restates certain provisions of the Loan Facility Agreement, dated as of August 4, 2016, by and among the same parties. Advances under the A&R Loan Facility continue to accrue interest at a rate of 10% per annum from the applicable date of each drawdown and require quarterly interest payments. The A&R Facility now permits prepayments at any time. The amounts owed under the A&R Loan Facility shall be repayable upon the earlier of (i) seventy five days following the demand of the Lender; or (ii) August 31, 2018. The A&R Loan Facility is secured by a personal guaranty of Grigorios Siokas, which is secured by a pledge of 10,000,000 shares of common stock of the Company owned by Mr. Siokas (the “Pledged Shares”). The A&R Loan Facility was also amended to provide additional affirmative and negative covenants of Sky Pharm and the Guarantor during the term of loans remain outstanding, including, but not limited to, the consent of the Lender in connection with (i) the Company or any of its subsidiaries incurring any additional indebtedness; or (ii) in the event of any increase in the Company’s issued and outstanding shares of Common Stock, the Pledged Shares shall be increased to an amount equal to a minimum of ten percent (10%) of the issued and outstanding shares of the Company.

As of March 31, 2017, the outstanding balance under this note was $2,664,960 (€2,491,083) and accrued interest expense of $64,533 (€60,323) has been recorded.

The Company recorded €120,000 ($128,376) in debt discounts related to this note. The debt discounts are being amortized over the term of the debt. During the year ended December 31, 2016 the Company amortized a total of $14,507 (€13,748). Amortization of the debt discounts for the three months ended March 31, 2017 was $15,616 (€14,597).

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2017

Bridge Loans

On March 16, 2017 and March 20, 2017, SkyPharm entered into loan agreements with the Synthesis Peer-To Peer-Income Fund (the “Bridge Loans”). The Bridge Loans provided to SkyPharm loans of $50,000 (€46,738) and €100,000 ($106,980), respectively. The Bridge Loans accrue interest at a rate of 10% per annum and were repayable on April 16, 2017 and April 20, 2017, respectively together with all other amounts then accrued and unpaid. On April 16, 2017, the maturity dates were amended for no additional consideration of change in terms and conditions. The maturity dates of both loans were amended and matured on May 16, 2017 and May 20, 2017, respectively. The Company has accrued interest expense of an aggregate total of $570 (€610) for both loans and the outstanding balances of these loans was $50,000 (€46,738) and €100,000 ($106,980), respectively as of March 31, 2017. See Note 11 - Subsequent Events for further financings obtained by SkyPharm.

None of the above loans were made by any related parties.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of March 31, 2017, there were no pending or threatened lawsuits or any unasserted claims that could reasonably be expected to have a material effect on the results of the Company’s operations, except with respect to the Company’s failure to obtain the consent of Synthesis Structured Commodity Trade Finance Limited in connection with the Decahedron Trade Finance Facility (described below), which was subsequently obtained as described in Note 11 - Subsequent Events.

Operating Leases

The Company conducts its operations from an office located in Chicago, Illinois for which beginning in January 2015, the monthly rent expense is $730, which has been paid through December 31, 2015. The lease expired as of November 30, 2015, however, the Company has negotiated and entered into a new lease that commenced as of June 1, 2016 at a rate of $709 per month. Rent expense for the three months ended March 31, 2017 and 2016, was $2,126 and $0, respectively.

The offices of Amplerissimo are located in Cyprus for which we paid approximately €110 ($122) per month under a one year lease which expired in July 2013 and was renewed through July 2015, whereupon rent continued to be paid by the Company on a month to month basis. Rent expense for the three months ended March 31, 2017 and 2016 was €330 ($352) and €330 ($364), respectively.

The offices of SkyPharm are located in Greece, Thessaloniki, for which we paid approximately €4,325 ($4,802) per month under a six year lease that commenced September 2014. In December 2015, the lease was revised to include an additional rental of the first floor at a rate of €800 ($886) per month. The lease was further revised in March 2016 to include another additional rental of the first floor at a rate of €800 ($886) per month beginning in May 2016. On May 30, 2016, the lease was revised again to include an additional rental of space at a rate of €1,825 ($2,021) per month beginning in June 2016. Rent expense for the three months ended March 31, 2017 and 2016 was €23,348 ($24,891) and €15,375 ($16,957) respectively.

The offices of Decahedron are located in Flex Meadow, Harlow, for which we pay approximately ₤1,908 ($2,366) per month, under a one year amendment to a lease dated October 25, 2011, which commenced on October 25, 2017. Rent expense from the date of acquisition through March 31, 2017 was ₤3,817 ($4,729).

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2017

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

NOTE 10 – STOCK OPTIONS

On October 1, 2016 the Company granted 120,000 options to an employee of the Company as compensation for being appointed the US Finance Manager of the Company. The options have an exercise period of four years with an exercise price of $0.20 per share. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options vest monthly with 60,000 options fully vested as of March 31, 2017. The options were valued at $65,290 using the Black Sholes Option Pricing Model with the following inputs: stock price on measurement date: $0.58; Exercise price: $0.20; Option term: 4 years; Computed volatility: 159%. The Company expensed $16,636 in the year ended December 31, 2016. As of March 31, 2017 the Company has expensed an additional $16,099.

On January 1, 2017 the Company entered into an agreement whereby the employee will be granted €1,000 per month and an annual retainer of 250,000 stock options as compensation for being appointed the International Finance Manager of the Company. The options have an exercise period of four years with an exercise price of $0.10 per share. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options vest monthly, with a total of 62,500 options fully vested as of March 31, 2017. The options were valued at $195,307 using the Black Sholes Option Pricing Model with the following inputs: stock price on measurement date: $0.82; Exercise price: $0.10; Option term: 4 years; Computed volatility: 136.76%. The fair value of the options will be amortized over a year with $48,158 expensed as of March 31, 2017.

On January 3, 2017 the Company determined to create an advisory board and appointed Mr. Orestes Varvitsiotes as its first member. Mr. Varvitsiotes is a registered broker dealer who is currently engaged with Aegis Capital Corp. In connection therewith, the Company entered into an Advisory Board Member Consulting Agreement, dated as of January 3, 2017 whereby an annual retainer of 120,000 stock options was granted as compensation for services. The options have an exercise period of five years with an exercise price of $0.20 per share. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options vest monthly, with a total of 30,000 options fully vested as of March 31, 2017. The options were valued at $94,830 using the Black Sholes Option Pricing Model, with the following inputs: stock price on measurement date: $0.82; Exercise price: $0.20; Option term: 5 years; Computed volatility: 155.37%. The fair value of the options will be amortized over the year with $22,989 expensed as of March 31, 2017.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2017

A summary of the Company’s option activity during the three months ended March 31, 2017 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2016	120,000	$0.20	3.75	$-
Granted	370,000	0.13	4.09	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, March 31, 2017	490,000	$0.15	3.94	-

Exercisable, March 31, 2017	152,500	$0.16	3.86	$-

NOTE 11 – SUBSEQUENT EVENTS

Trade Facility Agreements

On April 10, 2017, Decahedron Ltd. (“Decahedron”), a wholly owned subsidiary, as of February 9, 2017, of the Company entered into a Trade Finance Facility Agreement (the “Decahedron Facility”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”). The Decahedron Facility provides the following material terms:

•	The Lender will provide Decahedron a facility of up to €2,750,000 ($2,941,950) secured against Decahedron’s receivables from the sale of branded and generic pharmaceutical sales.

•	The total facility will be calculated as 95% of the agreed upon value of Decahedron’s receivables.

•	The term of the Decahedron Facility will be for 12 months.

•	The obligations of Decahedron are guaranteed by the Company pursuant to a Cross Guarantee and Indemnity Agreement.

•	The Lender has the right to make payments directly to Decahedron’s suppliers.

•	The following fees should be paid in connection with the Decahedron Facility:

	o	2% of the maximum principal amount as an origination fee.

	o	A one percent (1%) monthly fee.

The current draw on the Decahedron Facility is $0.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2017

On May 12, 2017, SkyPharm S.A. (“SkyPharm”), a wholly owned subsidiary, as of August 1, 2014, of the Company entered into a Trade Finance Facility Agreement (the “SkyPharm Facility”) with the Lender. The SkyPharm Facility provides the following material terms:

•	The Lender will provide SkyPharm a facility of up to €2,000,000 ($2,139,600) secured against SkyPharm’s receivables from the sale of branded and generic pharmaceutical sales.

•	The total facility will be calculated as 95% of the agreed upon value of Decahedron’s receivables.

•	The term of the SkyPharm Facility will be for 12 months.

•	The obligations of SkyPharm are guaranteed by the Company pursuant to a Cross Guarantee and Indemnity Agreement.

•	The Lender has the right to make payments directly to SkyPharm n’s suppliers.

•	The following fees should be paid in connection with the SkyPharm Facility:

	o	2% of the maximum principal amount as an origination fee.

	o	A one percent (1%) monthly fee.

The current draw on the SkyPharm Facility is €1,404,098 ($1,502,104). The Company obtained consents from Synthesis Peer-to-Peer Income Fund in connection with entering into the SkyPharm Facility and obtaining the Lender.

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

Synthesis Bridge Loans

On April 16, 2017, the maturity dates of the March 16, 2017 and March 20, 2017 with respect to the loans by Synthesis Peer-To Peer-Income Fund (“SPPF”) referenced above (the “Bridge Loans”) were amended for no additional consideration of change in terms and conditions. The maturity dates of both loans were amended and matured on May 16, 2017 and May 20, 2017, respectively. As a result of the Company’s failure to repay the Bridge Loans, the Company is in technical default of the loan agreements, however, SPPF has not declared a default or accelerated any payments under the Bridge Loans.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2017

Consulting Agreements

On May 1, 2017, the Company entered into an 8-month consulting agreement for web design services commencing on May 1, 2017 and terminating on January 1, 2018. As compensation for creating, delivering and maintaining a website, the Company will issue 20,000 shares of common stock upon execution of the agreement. The shares were valued at $14,400 and will be amortized over the term of the agreement.

On May 8, 2017, the Company entered into a one-year consulting agreement for advisory services with a third party that commences on May 8, 2017. The Company has agreed to issue the consultant 300,000 valued at $219,000 shares of the Company’s common stock payable within ten days of the signing of the agreement. The shares are considered to be a fully earned, nonrefundable, non-apportionable and non-ratable retainer as consideration for undertaking the agreement. In addition, the Company will pay the consultant $5,000 per month in cash for the term of the agreement.

Sales Pursuant to Regulation S

On April 7, 2017, the Company issued shares of common stock and warrants pursuant to a private placement conducted under the exemption from registration under Regulation S. Each unit sold to investors consists of $35,000 face value of 50,000 shares plus warrants to purchase the equivalent shares.

The Company has entered into the following subscription agreements:

On April 10, 2017, the Company sold 45,800 at $0.70 per share for a total purchase price of $32,060 to a private investor. The investor also received 45,800 warrants which were valued using the Black Scholes valuation model to have a fair value of $2,375.

On April 26, 2017, the Company sold 46,700 at $0.70 per share for a total purchase price of $32,690 to a private investor. The investor also received 46,700 warrants which were valued using the Black Scholes valuation model to have a fair value of $1,521.

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

We are currently focusing our existing operations on expanding the business of SkyPharm and our other subsidiaries, and have concentrated our efforts on becoming an international pharmaceutical company. The Company's focus will be on Branded Pharmaceuticals, Over-the-Counter (OTC) medicines, and Generic Pharmaceuticals. The Company also intends to expand into Cosmetic-Beauty Products as well as Food Supplements and we will target areas where we can build and maintain a strong position. The Company uses a differentiated operating model based on a lean, nimble and decentralized structure, with an emphasis on low risk license acquisition as well as research & development and our ability to be better owners of pharmaceutical assets than others. This operating model and the execution of our corporate strategy are enabling the Company to achieve sustainable growth and create shareholder value. In particular, we look to continue to enhance our pharmaceutical and over the counter product lines by acquiring or licensing rights to additional products and regularly evaluate selective acquisition and license opportunities.

In 2016, the Company leased and equipped additional office space for our subsidiary SkyPharm in Thessaloniki, Greece in order to facilitate its growing business activity. The warehouse was already equipped with the proper shelves, working tables, medicine, cold fridge and barcode machines in compliance with all regulations. The offices in Thessaloniki have been also equipped with the proper equipment and specifically with the office tables, chairs and the terminals for each one working station. The hardware systems and software programs that are needed for the efficient trading of pharmaceuticals are already installed. As of July 22, 2015, the Hellenic Ministry of Health and more specifically the National Organization for Medicines granted the license for the wholesale of pharmaceutical products for human use to SkyPharm. The license is valid for a period of five years and pursuant to the EU directive of (2013/C 343/01) the Company is subject to fulfill the Guidelines of the Good Distribution Practices of medical products for human use. The Company has already incorporated the methodologies, procedures, processes and resources in order to be in accordance with the guidelines of the Good Distribution Practices.

On May 20, 2016, the Company entered into a Non-Binding Memorandum of Understanding with Doc.Pharma SA to purchase Doc.Pharma SA for a combination of cash and stock to be agreed upon. Doc.Pharma SA is controlled by Grigorios Siokas, the Company's CEO. The Memorandum of Understanding is subject to the Company's completion of due diligence and expired on December 31, 2016, and has not been formally renewed or extended. We currently have no binding agreements, commitments, contracts or new cooperative agreements for the acquisition of other existing companies, except with respect to the Memoranda of Understanding described in Note 9 to the Financial Statements.

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

The closing of the Medihelm SPA is subject to, among other things, the completion of the Company’s due diligence of Medihelm and the delivery of audited financial statements of Medihelm by a registered PCAOB auditor. The Medihelm SPA provides Medihelm with a period of forty-five (45) days to submit all due diligence items required by the Company. The Company shall be entitled to a period of ten (10) days to review all due diligence materials and audited financials provided by Medihelm. In the event the Company does not approve of any due diligence item, the Company is entitled to terminate the transactions contemplated by the Medihelm SPA. The Company anticipates that Medihelm will deliver disclosure schedules referenced in the Medihelm SPA prior to closing. Given the delays in completing this transaction, the Company cannot give any assurances that the acquisition will be completed.

On November 17, 2016, Cosmos Holdings Inc. entered into a Stock Purchase Agreement (the “Decahedron SPA”) with Decahedron Ltd. (“Decahedron”) and the shareholders of Decahedron (as amended). The terms of the Decahedron SPA provided that the Company would acquire all of the issued and outstanding shares of Decahedron. In exchange for the shares of Decahedron, the Company will issue to the Decahedron shareholders an aggregate amount of 1,700,000 shares of the Company’s common stock. The Decahedron SPA provided that following the closing of the transaction, the principal and majority shareholder of Decahedron, Nicholas Lazarou would be retained as a Director and COO of Decahedron with a salary of 10,000 GBP per month (approximately US $12,270.00). The Company completed this transaction on February 10, 2017.

On November 11, 2016, the Company entered into a Memorandum of Understanding (the “CC Pharma MOU”) with CC Pharma GmbH (“CCP”), Dr. Thomas Weppelmann (“Weppelmann”) and Mrs. Alexandra Gerke (“Gerke” and together with Weppelmann, collectively referred to as (the “Stockholders”). The CC Pharma MOU provides that the Company intends to acquire all of the issued and outstanding shares of CCP from the Stockholders, payable in cash on a pro rata basis to the Stockholders based on their percentage ownership of CCP. The purchase price was not disclosed in the CC Pharma MOU and remains confidential. The CC Pharma MOU expired on December 31, 2016 and has not been formally renewed or extended. The Company continues to negotiate with CCP, however the exclusivity obligations of CCP under the CC Pharma MOU have been terminated. The Company cannot provide any assurances that it will be able to consummate the transactions contemplated by the CC Pharma MOU.

On November 18, 2016, the Board of Directors of Company appointed John J. Hoidas as a member of the Board of Directors of the Company. The Company has not yet entered into an agreement with Mr. Hoidas setting forth any compensation for the services provided as a member of the Board.

The Company, for the three months ended March 31, 2017, has recorded total revenues of $4,115,916 and has incurred operating expenses of approximately $3,752,224, in connection with these operations. There can be no assurance that we will ever raise the required capital necessary to effectuate our business plan; and even if we do, there is no assurance that we will ever commence or successfully develop this line of business.

Results of Operations

Three Months Ended March 31, 2017 versus March 31, 2016

For the three months ended March 31, 2017, the Company had a net loss of $2,033,734 on revenue of $4,115,916, versus a net loss of $69,106 ono revenue of $1,136,406 for the three months ended March 31, 2016.

Revenue

The Company had revenue for the three months ended March 31, 2017 of $4,115,916, versus revenue of $1,136,406 for the three months ended March 31, 2016. This increase is mainly because of the organic growth attributed to our subsidiary, SkyPharm, which continued even more aggressively during the three months ended March 31, 2017, as well as through the additional revenue sources from our new subsidiary, Decahedron.

Operating Expenses

Total operating expenses for the three month period ended March 31, 2017 were $2,348,520, versus $128,691 during the three month period ended March 31, 2016. The increase in operating expenses in the three month period in 2017, against the corresponding period in 2016, is primarily due to the result of the Company’s assessment, 100% of the goodwill of $1,949,884 was recorded as an impairment of goodwill.

Unrealized Foreign Currency losses

Additionally, we had an unrealized foreign currency loss of $15,019 for the three months ended March 31, 2017 such that our net comprehensive loss for the period was $2,048,753 versus the unrealized foreign currency loss of $212,853 such that our net comprehensive loss for the period was $281,959 for the three months ended March 31, 2016.

Liquidity and Capital Resources

At March 31, 2017, the Company had a working capital deficit of $2,913,255 and $2,234,720 as of December 31, 2016. This increase in the working capital deficit is attributed to the impairment of goodwill of $1,949,884 that was recorded for the three month period ended March 31, 2017.

At March 31, 2017, the Company had cash of $397,306 versus $716,590 as of December 31, 2016. For the three months ended March 31, 2017, net cash used in operating activities was $658,546 versus $82,845 net cash used in operating activities for the three months ended March 31, 2016. The variation use of cash is mainly attributed to the loss on goodwill of $1,949,884 that was recorded for the three month period ended March 31, 2017.

During the three month period ended March 31, 2017, there was $36,886 net cash provided by investing activities versus $7,945 used in investing activities during the three months ended March 31, 2016. This increase in net cash from investing activities is attributed mainly to the cash received from the acquisition of Decahedron that took place within the three month period ended March 31, 2017

During the three month period ended March 31, 2017, there was $334,556 of net cash provided by financing activities versus $199,426 provided by financing activities during the three month period ended March 31, 2016. This variation was primarily because of the increase in financing activities of our subsidiary SkyPharm.

We anticipate using cash in our bank account as of March 31, 2017, cash generated from the operations of the Company and its operating subsidiary and from debt or equity financing, or from a loan from management, to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we may lose the qualification for quotation and our securities would no longer trade on the over the counter markets. Further, as a consequence we may fail to satisfy our reporting obligations with the Securities and Exchange Commission ("SEC"), and investors would then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

We are also committed to pursuing various forms of business development; this can include trading, alliances, licenses, joint ventures, dispositions and acquisitions. Moreover we hope to continue to build on our portfolio of pharmaceutical products and expand our product pipeline to generic and cosmetics products. Thus, we are planning to formulate a sound sales distribution network specializing in generic as well as in cosmetic products. The Company is gradually giving more and more if not most of its interest to pharmaceuticals, in terms of trade and hopefully soon enough to production also.

Our main objective is focusing on expanding the business of SkyPharm and our new subsidiary, Decahedron, in connection with and concentrating our efforts on becoming an international pharmaceutical company. The Company's focus is on branded pharmaceuticals, over-the-counter (OTC) medicines, and generic pharmaceuticals, with plans to expand into cosmetic-beauty products as well as food supplements and to target areas where we can build and maintain a strong position.

Through our new subsidiary, Decahedron, we plan to penetrate into the English pharmaceutical market and expand our wholesale networks. We could utilize the ability of trading pharmaceutical products in and out of the English market according to the FX currency exchange rate of euro to English pounds.

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

As to potential acquisitions of companies operating in the pharmaceutical sector, SEC filing requirements are such that we will have to file audited financial statements of all our operations, including any acquired business. So we plan that our first step in any potential acquisition process we undertake is to ascertain whether we can obtain audited financials of a target company if we were to acquire them. We anticipate that we will spend approximately $80,000 to locate, conduct due diligence, and evaluate possible acquisitions. Except as described above in connection with Medihelm, as of the date of this report, we do not have any binding agreements, commitments, or understandings with any potential acquisition candidates.

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

Off Balance Sheet Arrangements

As of March 31, 2017 there were no off balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most "critical accounting polices" in the Management’s Discussion and Analysis section. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of a company's financial condition and results, and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Please see Note 11 - Subsequent Events to the Financial Statements.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description

31.1	Certification of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
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

Cosmos Holdings Inc.

Date: May 22, 2017	By:	/s/ Grigorios Siokas
Grigorios Siokas
Chief Executive Officer (Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer )

In accordance with the Exchange Act, this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Grigorios Siokas	Chief Executive Officer	May 22, 2017
Grigorios Siokas	(Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer) and Director

/s/ Dimitrios Goulielmos	Director	May 22, 2017
Dimitrios Goulielmos

/s/ John J. Hoidas	Director	May 22, 2017
John J. Hoidas

/s/ Demetrios G. Demetriades	Secretary and Director	May 22, 2017
Demetrios G. Demetriades

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

