Form 10-Q
period 2017-06-30
Cosmos Holdings Inc.
filed 2017-08-11
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 11, 2017 there were 128,203,032 shares issued and outstanding of the registrant’s common stock.

COSMOS HOLDINGS INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

COSMOS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$779,943	$716,590
Accounts receivable	2,082,571	661,850
Other receivable	142,638	131,900
Inventory	1,369,443	464,219
Prepaid expenses and other current assets	2,185,197	646,530
Prepaid expenses and other current assets - related party	68,061	15,523

TOTAL CURRENT ASSETS	6,627,853	2,636,612

Other assets	501,677	429,203
Property and equipment, net	73,213	52,715
Intangible assets, net	46,030	-

TOTAL ASSETS	$7,248,773	$3,118,530

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,973,350	$577,932
Accounts payable and accrued expenses - related party	915	13,759
Notes payable, net of unamortized discount of $138,333 and $110,561, respectively	5,967,789	2,872,472
Notes payable - related party	122,668	160,391
Loans payable	-	17,938
Loans payable - related party	584,376	148,250
Taxes payable	1,230,965	1,080,590

TOTAL CURRENT LIABILITIES	9,880,063	4,871,332

TOTAL LIABILITIES	9,880,063	4,871,332

Commitments and Contingencies (see Note 9)	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 128,203,032 and 125,870,532 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	128,203	125,871
Additional paid-in capital	2,293,216	174,009
Accumulated other comprehensive loss	(1,177,140)	(1,050,463)
Accumulated deficit	(3,875,569)	(1,002,219)

TOTAL STOCKHOLDERS' DEFICIT	(2,631,290)	(1,752,802)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,248,773	$3,118,530

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COSMOS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

REVENUE
Revenue	$6,112,531	$955,895	$10,228,447	$2,092,301

COST OF REVENUE	5,632,433	874,189	9,384,657	1,922,919

GROSS PROFIT	480,098	81,706	843,790	169,382

OPERATING EXPENSES
General and administrative expenses	1,270,848	167,733	1,664,342	292,795
Depreciation and amortization expense	5,890	906	11,032	4,535
Impairment of goodwill	-	-	1,949,884	-
TOTAL OPERATING EXPENSES	1,276,738	168,639	3,625,258	297,330

LOSS FROM OPERATIONS	(796,640)	(86,933)	(2,781,468)	(127,948)

OTHER INCOME (EXPENSE)
Other income	-	19	-	19
Interest expense - related party	(66)	1,079	(132)	(1,822)
Interest expense	(171,327)	(28,323)	(281,455)	(50,009)
Other expense	(1,584)	(681)	(13,234)	(1,151)
Foreign currency transaction gain (loss)	130,001	1,546	202,971	(1,488)
TOTAL OTHER INCOME (EXPENSE)	(42,976)	(26,360)	(91,850)	(54,451)

LOSS BEFORE INCOME TAXES	(839,616)	(113,293)	(2,873,318)	(182,399)

INCOME TAX EXPENSE	-	(785)	(32)	(785)

NET LOSS	(839,616)	(114,078)	(2,873,350)	(183,184)

OTHER COMPREHENSIVE GAIN (LOSS)
Foreign currency translation gain (loss)	(111,658)	191,290	(126,677)	(21,563)

TOTAL OTHER COMPREHENSIVE GAIN (LOSS)	$(951,274)	$77,212	$(3,000,027)	$(204,747)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.00)	$(0.02)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	127,864,378	125,630,532	127,341,832	125,630,532

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COSMOS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,873,350)	$(183,184)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used In) Operating Activities:
Depreciation and amortization expense	11,032	4,535
Amortization of debt discount	41,959	-
Stock-based compensation	175,990	-
Issuance of common stock for services	401,800
Loss on goodwill impairment	1,949,884	-
Changes in Assets and Liabilities:
Accounts receivable	(1,361,884)	(29,702)
Inventory	(899,710)	28,747
Prepaid expenses	(1,522,993)	60,297
Prepaid expenses - related party	(52,538)	-
Other assets	(11,789)	(10,548)
Accounts payable and accrued expenses	691,468	(20,302)
Accounts payable and accrued expenses - related party	(12,844)	127,476
Taxes payable	128,287	21,529
Deferred revenue	-	(62,210)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(3,334,688)	$(63,362)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$(4,249)	$(8,801)
Cash received from acquisition	40,858	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$36,609	$(8,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of related party note payable	$(50,779)	$(11,104)
Payment of note payable	(365,152)	(133,248)
Proceeds from note payable	3,461,016	508,563
Payment of related party loan	(123,239)	(11,659)
Proceeds from related party loan	547,296	-
Payment of loans payable	(19,399)	(33,312)
Sale of common stock and warrants	64,749
Capital contribution	-	140
NET CASH PROVIDED BY FINANCING ACTIVITIES	$3,514,492	$319,380

Effect of exchange rate changes on cash	$(153,060)	$28,845

NET INCREASE (DECREASE) IN CASH	63,353	276,062

CASH AT BEGINNING OF PERIOD	716,590	198,049
CASH AT END OF PERIOD	$779,943	$474,111

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$63,999	$-
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Acquisition of Decahedron	$1,479,000	$-
Reversal of proceeds due from noteholder due to repayment of note	$11,411	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2017

NOTE 1 – BASIS OF PRESENTATION

The terms “COSM,” “we,” “the Company,” and “us” as used in this report refer to Cosmos Holdings Inc. The accompanying unaudited consolidated balance sheet as of June 30, 2017 and unaudited consolidated statements of operations for the three and six months ended June 30, 2017 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of COSM, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2016 and 2015, included in the Company’s Annual Report on Form 10-K. The accompanying consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet. Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 – ORGANIZATION AND NATURE OF BUSINESS

Cosmos Holdings, Inc. (“Cosmos”, “The Company”, “we”, or “us”) was incorporated in the State of Nevada under the name Prime Estates and Developments, Inc. on July 21, 2009 for the purpose of acquiring and operating commercial real estate and real estate related assets.

On September 27, 2013 (the “Closing”), Cosmos Holding Inc. a Nevada corporation (“Cosmos Holdings, Inc.” or the “Registrant”), closed a reverse take-over transaction by which it acquired a private company whose principal activities are the trading of products, providing representation, and provision of consulting services to various sectors. Pursuant to a Share Exchange Agreement (the “Exchange Agreement”) between the Registrant and Amplerissimo Ltd, a company incorporated in Cyprus (“Amplerissimo”), the Registrant acquired 100% of Amplerissimo’s issued and outstanding common stock.

On August 1, 2014, we, through our Cypriot subsidiary Amplerissimo, formed SkyPharm S.A. a Greek corporation (“SkyPharm”) whose principal activities and operations are the development, marketing and sales of pharmaceutical, wellness and cosmetic products.

On February 10, 2017, the Company and Decahedron Ltd, a UK Corporation (“Decahedron”) consummated the transactions contemplated by the Stock Purchase Agreement, dated November 17, 2017 as amended (the “Decahedron SPA”). Pursuant to the terms of the Decahedron SPA, the shareholders of Decahedron received an aggregate of 1,700,000 shares of common stock of the Company (the “Stock Consideration”), which were delivered following the closing in exchange for all of the Ordinary Shares of Decahedron for the Stock Consideration. In accordance with the terms of the SPA, Mr. Lazarou remained as a director and officer of Decahedron.

We are currently focusing our existing operations on expanding the business of SkyPharm and our new subsidiary Decahedron, we have concentrated our efforts on becoming an international pharmaceutical company. The Company’s focus will be on Branded Pharmaceuticals, Over-the-Counter (OTC) medicines, and Generic Pharmaceuticals. The Company also intends to expand into Cosmetic-Beauty Products as well as Food Supplements and we target areas where we can build and maintain a strong position. The Company uses a differentiated operating model based on a lean, nimble and decentralized structure, an emphasis on low risk license acquisition as well as Research & Development and our ability to be better owners of pharmaceutical assets than others. This operating model and the execution of our corporate strategy are enabling the Company to achieve sustainable growth and create shareholder value.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2017

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

Going Concern

The Company’s consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company generated a net loss of $2,873,350 for the six months ended June 30, 2017, and has a working capital deficit of $3,252,210 and an accumulated deficit of $3,875,569 as of June 30, 2017. These conditions raise substantial doubt of the Company’s ability to continue as a going concern. The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management’s plans to continue as a going concern include raising additional capital through increased sales of product and by sale of common shares. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2017 and December 31, 2016, there were no cash equivalents.

The Company maintains bank accounts in the United States denominated in U.S. Dollars and in the Republic of Cyprus, in Greece and in Bulgaria all of them denominated in Euros. The Company also maintains bank accounts in the United Kingdom of Great Britain, dominated in Euros and Great Britain Pound (British Pounds Sterling).

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2017

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

Depreciation expense was $7,062 and $4,535 for the six months ended June 30, 2017 and 2016, respectively.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2017

Intangible Assets

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 5 years for an import/export license. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. At June 30, 2017, no revision to the remaining amortization period of the intangible assets was made.

Amortization expense was $3,970 and $0 for the six months ended June 30, 2017 and 2016, respectively.

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

Prior to the acquisition of Decahedron, the Company had no record goodwill value. As a result of the acquisition of Decahedron, the Company tested and expensed 100% of the goodwill allocated to the acquisition costs, an amount equal to $1,949,884 for the period ending June 30, 2017.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2017

Fair Value Measurement

The Company adopted FASB ASC 820-Fair Value Measurements and Disclosures, or ASC 820, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2017.

Cash is considered to be highly liquid and easily tradable as of June 30, 2017 and therefore classified as Level 1 within our fair value hierarchy.

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

Stock-based Compensation

The Company records stock based compensation in accordance with ASC section 718, “Stock Compensation” and Staff Accounting Bulletin (SAB) No. 107 (SAB 107) issued by the SEC in March 2005 regarding its interpretation of ASC 718. ASC 718 requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related requisite service period. The Company values any employee or non-employee stock based compensation at fair value using the Black-Scholes Option Pricing Model.

The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 505-50 “Equity-Based Payments to Non-Employees”.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2017

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

The Company is liable for income taxes in the Republic of Cyprus, Greece and the United Kingdom of England. The corporate income tax rate in Cyprus is 12.5%, 29% in Greece (tax losses are carried forward for five years effective January 1, 2013) and 20% in United Kingdom of England. Losses may also be subject to limitation under certain rules regarding change of ownership.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At June 30, 2017 the Company has maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

We recognize the impact of an uncertain tax position in our financial statements if, in management’s judgment, the position is not more-likely-then-not sustainable upon audit based on the position’s technical merits. This involves the identification of potential uncertain tax positions, the evaluation of applicable tax laws and an assessment of whether a liability for an uncertain tax position is necessary. As of June 30, 2017 the Company has no uncertain tax positions recorded in any jurisdiction where it is subject to income tax.

Basic and Diluted Net Income (Loss) per Common Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the periods presented. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share for each of the six months ended June 30, 2017 and 2016 is the same due to the anti-dilutive nature of potential common stock equivalents.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2017

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which simplifies the measurement of goodwill by eliminating Step 2 from the current goodwill impairment test in the event that there is evidence of an impairment based on qualitative or quantitative assessments. ASU 2017-04 does not change how the goodwill impairment is identified, and the Company will continue to perform a qualitative assessment annually to determine whether the two step impairment test is required. Until the adoption, current accounting standards require the impairment loss to be recognized under Step 2 of the impairment test. This requires the Company to calculate the implied fair value of goodwill by assigning fair value to the reporting unit’s assets and liabilities as if the reporting unit has been acquired in a business combination, then subsequently subtracting the implied goodwill from the carrying amount of the goodwill. The new standard would require the Company to determine the fair value of the reporting unit and subtract the carrying value from the fair value of the reporting unit to determine if there is an impairment. ASU 2017-04 is effective for the Company for fiscal years after December 15, 2019, and early adoption is permitted. ASU 2017-04 is required to be adopted prospectively, and the adoption is effective for annual goodwill impairment tests performed in the year of adoption. The Company does not believe that the adoption of ASU No. 2017-4 will have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations

In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business,” with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as an acquisition of assets or a business. ASU No. 2017-01 is effective for the Company’s fiscal year commencing on January 1, 2018. The effect of this guidance is to be applied prospectively and early adoption is permitted. The Company does not believe that the adoption of ASU No. 2017-01 will have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 – ACQUISITION OF DECAHEDRON, LTD.

On February 10, 2017, the Company completed the acquisition pursuant to the Decahedron SPA acquiring 100% of the outstanding shares of Decahedron, a United Kingdom company. Decahedron is a pharmaceuticals wholesaler which specializes in imports and exports of branded and generic pharmaceutical products within the EEA and around the world. At closing, the Company acquired 100% of Decahedron’s outstanding shares in exchange for 1,700,000 shares of Cosmos common stock valued at $1,479,000 (the “Acquisition”).

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2017

During the six months ended June 30, 2017, we recorded an adjustment of $28,002 primarily related to other assets and an adjustment of the accounts payable associated with the Decahedron acquisition. We finalized our allocation of the purchase price during the six months ended June 30, 2017. The final unaudited allocation of purchase price as of June 30, 2017, is as follows:

	Preliminary Allocation as of
	February 10,	Allocation	Final
	2017	Adjustments	Allocation
Current assets	$6,537	$-	$6,537
Intangible assets	50,000	-	50,000
Other assets	305,400	(216,562)	88,838
Total assets acquired	361,937	(216,562)	145,375
Liabilities assumed:
Debt	804,819	(188,560)	616,259
Total liabilities assumed	804,819	(188,560)	616,259
Net assets acquired	(442,882)	(28,002)	(470,884)
Consideration:
Value of Common Stock Issued at Acquisition	1,479,000	-	1,479,000
Goodwill	$1,921,882	$28,002	$1,949,884

The components of the acquired intangible assets were as follows (in thousands):

	Amount	Useful Life (Years)
Licenses (a)	$50,000	5
	$50,000	-

_____________

(a)     U.K Pharmaceutical Wholesale Distribution License

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2017

Unaudited Supplemental Pro Forma Data

The pro forma statements of operations data for the six months ended June 30, 2017, below, give effect to the Decahedron Acquisition, described above, as if it had occurred at January 1, 2017. These amounts have been calculated after applying our accounting policies and adjusting the results of Decahedron intangible amortization that would have been charged assuming the fair value adjustments had been applied and incurred since January 1, 2017. This pro forma data is presented for informational purposes only and does not purport to be indicative of our future results of operations.

Revenue of $1,335,360 and net loss of $176,785 since the acquisition date are included in the consolidated statement of operations and comprehensive income (loss) for six months ended June 30, 2017.

Unaudited proforma results of operations for the six months ended June 30, 2017 and 2016 as though the Company acquired Decahedron on the first of each fiscal year are set forth below.

	Six Months Ended June 30,
	2017	2016
Revenues	$10,421,894	$3,092,969
Cost of revenues	9,584,090	2,909,801
Gross profit	837,804	183,168

Operating expenses	3,653,255	391,507
Operating loss	(2,815,451)	(208,339)

Other income (expense)	(256,201)	(131,108)

Net Loss	$(3,071,652)	$(339,447)

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

As of June 30, 2017, after our assessment of the totality of the events that could impair goodwill, it was the Company’s conclusion “it is not more likely than not” that the Goodwill was impaired. Therefore, the Company was not required to conduct a two-step quantitative goodwill impairment test. No events have occurred after June 30, 2017 that would affect the Company’s conclusion as of the June 30, 2017 assessment date. As a result of the Company’s assessment, 100% of the goodwill of $1,949,884 was recorded as an impairment of goodwill.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2017

NOTE 4 – LOAN RECEIVABLE

On February 28, 2016, the Company entered into an agreement with Synthesis Management Limited (“Synthesis Management”) to loan €125,000 ($133,725) to Synthesis Management for the purpose of paying a financing management fee. The Company made the payment to Synthesis Management on September 28, 2016. The loan is non-interest bearing and has a maturity date of December 31, 2016. As of the date of filing, the Company has agreed to extend the maturity date of the loan until December 31, 2017, however no formal written amendment has been delivered. As of June 30, 2017, the outstanding balance on the loan is €125,000 ($142,638).

NOTE 5 – INCOME TAXES

At June 30, 2017, the Company’s effective tax rate differs from the US federal statutory tax rate primarily due to a valuation allowance recorded against net deferred tax assets in all jurisdictions in which the Company operates. At December 31, 2016, the Company’s effective tax rate differed from the US federal statutory tax rate primarily due to earnings taxed at the lower income tax rate in Cyprus.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At June 30, 2017, the Company has a maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

As of June 30, 2017 the Company has no uncertain tax positions recorded in any jurisdiction where it is subject to income tax. The Company has recorded $41,967 of interest and penalties as interest expense for the six months ended June 30, 2017 in accordance with this policy.

NOTE 6 – CAPITAL STRUCTURE

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock, which have liquidation preference over the common stock and are non-voting. As of June 30, 2017 and December 31, 2016, no preferred shares have been issued.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2017

Shares Issued for Services

On March 1, 2017, the Company entered into a four-month consulting agreement with a third party investment advisory firm for consideration of 5,000 restricted shares of common stock to be issued during the period of the agreement for any introductions and related contributions the Company receives as a result of those introductions. As of June 30, 2017, no consideration has been earned and no shares have been issued related to this agreement.

On May 1, 2017, the Company entered into an 8-month consulting agreement with a third party for web design services commencing on May 1, 2017 and terminating on January 1, 2018. As compensation for creating, delivering and maintaining a website, the Company issued 20,000 shares of common stock on May 24, 2017. The shares were valued at $14,400, which was fully recognized in the six months ended June 30, 2017.

On May 1, 2017, the Company entered into a five-month consulting agreement with a third party advisory firm for consideration of 20,000 shares of the Company’s common stock. The stock was issued on May 25, 2017 and fair valued at $0.72 per share or $14,400, which was fully recognized in the six months ended June 30, 2017

On May 8, 2017, the Company entered into a one-year consulting agreement for advisory services with a third party investment relations firm. On May 18, 2017, the Company issued to the consultant 300,000 shares of the Company’s common stock valued at $219,000. The shares are considered to be a fully earned, nonrefundable, non-apportionable and non-ratable retainer as consideration for undertaking the agreement. In addition, the Company will pay the consultant $5,000 per month in cash for the term of the agreement.

On May 25, 2017, the Company entered into a 20-month consulting agreement with a third party advisory firm for consideration of 200,000 shares of the Company’s common stock. The stock was issued on May 25, 2017 and fair valued at $0.77 per share or $154,000, which will be amortized over the length of the agreement. For the six months ending June 30, 2017, the Company has recorded $9,609 in consulting expense related to this agreement.

As of June 30, 2017 and December 31, 2016, the Company had 128,203,032 and 125,870,532 shares of Common Stock issued and outstanding, respectively.

Potentially Dilutive Securities

On October 1, 2016 the Company granted 120,000 options to an employee of the Company as compensation for being appointed the US Finance Manager of the Company. The options have an exercise period of four years with an exercise price of $0.20. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options vest monthly with 90,000 options fully vested as of June 30, 2017. (See Note 10)

On January 1, 2017 the Company granted 250,000 options to an employee of the Company as compensation for being appointed the International Finance Manager of the Company. The options have an exercise period of four years with an exercise price of $0.10 per share. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options vest monthly with 125,000 options fully vested as of June 30, 2017. (See Note 10)

On January 3, 2017 the Company granted 120,000 options to an employee of the Company as compensation for being appointed as a consultant of the Company. The options have an exercise period of five years with an exercise price of $0.20 per share. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options vest monthly with 60,000 options fully vested as of June 30, 2017. (See Note 10)

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2017

Sales Pursuant to Regulation S

On April 7, 2017, the Company issued shares of common stock and warrants pursuant to a private placement conducted under the exemptions from registration under Regulation S. Each unit sold to investors consist of $35,000 face value of 50,000 shares plus warrants to purchase the number of equivalent shares.

The Company has entered into the following subscription agreements:

On April 10, 2017, the Company sold 45,800 shares at $0.70 per share for a total purchase price of $32,060 to a private investor. The investor also received 45,800 warrants which were valued using the Black Scholes valuation model to have a fair value of $2,375 (See Note 10).

On April 26, 2017, the Company sold 46,700 shares at $0.70 per share for a total purchase price of $32,690 to a private investor. The investor also received 46,700 warrants which were valued using the Black Scholes valuation model to have a fair value of $1,521 (See Note 10).

No options, warrants or other potentially dilutive securities other than those disclosed above have been issued as of June 30, 2017 and December 31, 2016.

NOTE 7 – RELATED PARTY TRANSACTIONS

On the date of our inception, we issued 20 million shares of our common stock to our three officers and directors which were recorded at no value (offsetting increases and decreases in Common Stock and Additional Paid in Capital).

DOC Pharma S.A.

As of June 30, 2017, the Company has a prepaid balance of €143,453 ($163,694) to DOC Pharma S.A., this comprises over 7.3% of the Company’s total prepaid balance. As of December 31, 2016, the Company owed €65 ($69) to DOC Pharma S.A.

On November 1, 2015, the Company entered into a €12,000 ($12,662) Loan Agreement with DOC Pharma S.A, pursuant to which DOC Pharma S.A., paid existing bills of the Company in the amount of €12,000, excluding the Vendor Bills. The loan bears an interest rate of 2% per annum and was due and payable in full on October 31, 2016. As of June 30, 2017, the Company has an outstanding principal balance under this note of €12,000 ($13,693) and accrued interest expense of $440.

Grigorios Siokas

On October 1, 2016, the Company borrowed €5,000 ($5,276) from Mr. Siokas related to its subsidiary’s purchase of additional capital of SkyPharm. The loan is non-interest bearing and has a maturity date of October 1, 2017. During the six months ending June 30, 2017, the Company borrowed an additional €1,000 ($1,141). The outstanding balance as of June 30, 2017 was €6,000 ($6,846).

During the year ended December 31, 2016, the Company borrowed €90,500 ($95,496) as additional loans payable from Mr. Siokas. During the six months ended June 30, 2017, the Company borrowed an additional €423,621 ($483,393) and paid back €63,000 ($71,889) of these loans. These loans have no formal agreements and bear no interest. As of June 30, 2017, the Company has an outstanding principal balance under these loans of €451,121 ($514,774).

As of June 30, 2017, the Company has recorded €3,000 ($3,423) in prepayments to Mr. Siokas for board of directors fees.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2017

Ourania Matsouki

During the year ended December 31, 2016, the Company borrowed €44,995 ($47,479) from Mrs. Matsouki. During the six months ended June 30, 2017, the Company borrowed an additional €55,000 ($62,760) and paid back €45,000 ($51,350). These loans have no formal agreement and bear no interest. As of June 30, 2017, the Company has an outstanding principal balance under these loans of €54,995 ($62,755).

Konstantinos Vassilopoulos

During the year ended December 31, 2016, Konstantinos Vassilopoulos, US Finance Manager, paid $10,179 of existing bills of the Company. During the six months ended June 30, 2017, the Company paid back $9,810. There is no formal agreement related to these transactions. As of June 30, 2017 the outstanding balance under this loan is $369.

Dimitrios Goulielmos

On November 21, 2014, SkyPharm entered into a Loan Agreement with Dimitrios Goulielmos, former Chief Executive Officer and a current director of the Company, pursuant to which the Borrower borrowed €330,000 ($401,115) from Mr. Goulielmos. The Loan bears an interest rate of 2% per annum and was due and payable in full on May 11, 2015. On November 4, 2015, €130,000 ($142,860) in principal and the related accrued interest of €733 ($806) was forgiven and the remaining balance of €200,000 will no longer accrue interest as part of the stock purchase agreement with Grigorios Siokas on November 4, 2015 referenced above. As of December 31, 2016, €60,000 ($63,312) of the loan was paid back. During the six months ended June 30, 2017 an additional €44,500 ($50,779) was paid back and a principal balance of €95,500 ($108,975) and €0.00 of accrued interest remains.

In connection with the Decahedron SPA, on February 9, 2017, Decahedron, Medihelm S.A. and Nikolaos Lazarou entered into a liability transfer agreement whereby the loan previously provided Decahedron to the Mr. Lazarou prior to the acquisition would be cancelled in exchange for Mr. Lazarou’s personal assumption of approximately £172,310 ($223,917) owed to MediHelm S.A., a creditor of Decahedron.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2017

NOTE 8 – DEBT

On March 4, 2015, the Company entered into a $9,000 Loan Agreement with Mr. Angelo Drakopoulos, pursuant to which Mr. Drakopoulos paid a $9,000 outstanding bill on behalf of the Company. The loan bears an interest rate of 8% per annum and was due and payable in full on May 5, 2016. As of June 30, 2017, the Company has an outstanding principal balance under this note of $9,000 and accrued interest expense of $1,168.

On November 5, 2015, the Company entered into a Loan Agreement pursuant to which the Company borrowed €20,000 ($21,812), of which proceeds of €10,000 ($10,906) have been received as of December 31 2016. The loan bears an interest rate of 1% per annum and was due and payable in full on November 5, 2016. The Company repaid €2,000 ($2,110) as of December 31, 2016. The Company has repaid an additional €7,000 ($7,988) as of June 30, 2017. The Company has accrued interest expense of €457 ($521) and an outstanding balance under this note of €11,000 ($12,552) as of June 30, 2017.

On November 5, 2015, the Company entered into a Loan Agreement pursuant to which the Company borrowed €80,000 ($87,248) of which proceeds of €70,000 ($76,342) have been received as of December 31, 2016. The loan bears an interest rate of 5% per annum and was due and payable in full on November 5, 2016. As of December 31, 2016, the outstanding balance was €65,000 ($68,588). During the six months ended June 30, 2017, the Company repaid €55,000 ($62,761) and reversed the €10,000 ($11,411) receivable that was never received.

On November 16, 2015, the Company entered into a Loan Agreement with Panagiotis Drakopoulos, former Director and former Chief Executive Officer, pursuant to which the Company borrowed €40,000 ($43,624) as a note payable from Mr. Drakopoulos. The note bears an interest rate of 6% per annum and was due and payable in full on November 15, 2016. As of June 30, 2017, the Company has an outstanding principal balance under this note of €40,000 ($45,644) and accrued interest expense of €3,540 ($4,450).

During the year ended December 31, 2015, the Company borrowed €30,000 ($32,718) as a loan payable from Mr. Panagiotis Drakopoulos, former Director and former Chief Executive Officer. The loan has no formal agreement and bears no interest. During the year ended December 31, 2016, the Company repaid €13,000 ($13,718) of the loan. During the six months ended June 30, 2016 the Company repaid the remaining €17,000 ($19,399). As of June 30, 2017, the loan has no outstanding balance.

On February 5, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €20,000 ($21,104). The loan bore an interest rate of 6% and has no maturity date. During the six months ended June 30, 2017, the Company repaid the loan and accrued interest of €1,020 ($1,164) in full.

On March 4, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €50,000 ($52,760) from a third party. On May 04, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed an additional €50,000 ($52,760). The loans bore an interest rate of 6% and a maturity date of March 4, 2017 and May 4, 2017, respectively. During the six months ended June 30, 2017, the Company repaid both loans and accrued interest of €750 ($856) in full.

On April 19, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €100,000 ($105,520). The loan bore an interest rate of 6% and matured on April 19, 2017. During the six months ended June 30, 2017, the Company repaid the loan and accrued interest of €3,000 ($3,537) in full.

On April 22, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €38,000 ($40,098). The loan bore an interest rate of 6% and matured on April 22, 2017. During the six months ended June 30, 2017, the Company repaid the loan and accrued interest of €1,777 ($2,027) in full.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2017

On May 24, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €50,000 ($52,760). The loan bears an interest rate of 6% and matured on May 24, 2017. The Company has accrued interest expense of €2,041 ($2,329) as of June 30, 2017. The outstanding balance under this note was €50,000 ($57,055) as of June 30, 2017.

On October 18, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €10,000 ($10,552). The loan bears an interest rate of 10% and will mature on October 18, 2017. The Company has accrued interest expense of €274 ($313) as of June 30, 2017. The outstanding balance under this note was €10,000 ($11,411) as of June 30, 2017.

Loan Facility Agreement

On August 4, 2016, the Company’s wholly owned subsidiary SkyPharm entered into a Loan Facility Agreement, guaranteed by Grigorios Siokas, with Synthesis Peer-To Peer-Income Fund (the “Loan Facility” the “Lender”). The Loan Facility initially provided SkyPharm with a credit facility of up to $1,292,769 (€1,225,141). Any advance under the Loan Facility accrues interest at a rate of 10% per annum and requires quarterly interest payments commencing on September 30, 2016. The amounts owed under the Loan Facility shall be repayable upon the earlier of (i) three months following the demand of the Lender; or (ii) August 31, 2018. No prepayment is permitted pursuant to the terms of the Loan Facility. The Synthesis Facility Agreement is secured by a personal guaranty of Grigorios Siokas, which is secured by a pledge of 10,000,000 shares of common stock of the Company owned by Mr. Siokas.

On September 13, 2016, Sky Pharm entered into a First Deed of Amendment with the Loan Facility increasing the maximum loan amount to $1,533,020 as a result of the Lender having advanced $240,251 (€227,629) to SkyPharm.

On March 23, 2017, SkyPharm entered into an Amended and Restated Loan Facility Agreement (the “A&R Loan Facility”), with the Loan Facility which increased the loan amount to an aggregate total of $2,664,960 (€2,491,083) as a result of the lender having advanced $174,000 (€164,898) in September, $100,000 (€94,769) in October 2016, $250,000 (€236,922) in November 2016, $452,471 (€428,800) in December 2016 and $155,516 (€136,286) in January 2017. The A&R Loan Facility amends and restates certain provisions of the Loan Facility Agreement, dated as of August 4, 2016, by and among the same parties. Advances under the A&R Loan Facility continue to accrue interest at a rate of 10% per annum from the applicable date of each drawdown and require quarterly interest payments. The A&R Facility now permits prepayments at any time. The amounts owed under the A&R Loan Facility shall be repayable upon the earlier of (i) seventy five days following the demand of the Lender; or (ii) August 31, 2018. The A&R Loan Facility is secured by a personal guaranty of Grigorios Siokas, which is secured by a pledge of 10,000,000 shares of common stock of the Company owned by Mr. Siokas (the “Pledged Shares”). The A&R Loan Facility was also amended to provide additional affirmative and negative covenants of Sky Pharm and the Guarantor during the term of loans remain outstanding, including, but not limited to, the consent of the Lender in connection with (i) the Company or any of its subsidiaries incurring any additional indebtedness; or (ii) in the event of any increase in the Company’s issued and outstanding shares of Common Stock, the Pledged Shares shall be increased to an amount equal to a minimum of ten percent (10%) of the issued and outstanding shares of the Company.

As of June 30, 2017, the outstanding balance under this note was $2,664,960 (€2,335,431) and accrued interest expense of $130,975 (€114,779) has been recorded.

The Company recorded €120,000 ($136,932) in debt discounts related to this note. The debt discounts are being amortized over the term of the debt. During the year ended December 31, 2016 the Company amortized a total of $14,507 (€13,748). Amortization of the debt discounts for the six months ended June 30, 2017 was $34,037 (€31,405).

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2017

Bridge Loans

On March 16, 2017 and March 20, 2017, SkyPharm entered into loan agreements with the Synthesis Peer-To Peer-Income Fund (the “Bridge Loans”). The Bridge Loans provided to SkyPharm loans of $50,000 (€43,817) and €100,000 ($114,110), respectively. The Bridge Loans accrue interest at a rate of 10% per annum and are repayable on April 16, 2017 and April 20, 2017, respectively together with all other amounts then accrued and unpaid. On April 16, 2017, the maturity dates were amended for no additional consideration of change in terms and conditions. The maturity dates of both loans were amended and they matured on May 16, 2017 and May 20, 2017, respectively. The Company has accrued interest expense of an aggregate total of $4,518 (€3,960) for both loans and the outstanding balances of these loans was $50,000 (€43,817) and €100,000 ($114,110), respectively as of June 30, 2017.

On May 5, 2017, SkyPharm entered into a loan agreement with Synthesis Peer-To-Peer Income Fund for $34,745 (€30,449). The loan accrues interest at a rate of 10% per annum and matures on September 30, 2017. The Company as accrued interest expense of $543 (€476) and the outstanding balance on this loan was $34,745 (€30,449) as of June 30, 2017.

Trade Facility Agreements

On April 10, 2017, Decahedron entered into a Trade Finance Facility Agreement (the “Decahedron Facility”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”). The Decahedron Facility provides the following material terms:

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2017

On May 12, 2017, SkyPharm entered into a Trade Finance Facility Agreement (the “SkyPharm Facility”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”). The SkyPharm Facility provides the following material terms:

•	The Lender will provide SkyPharm a facility of up to €2,000,000 ($2,282,200) secured against SkyPharm’s receivables from the sale of branded and generic pharmaceutical sales.

•	The total facility will be calculated as 95% of the agreed upon value of Decahedron’s receivables.

•	The term of the SkyPharm Facility will be for 12 months.

•	The obligations of SkyPharm are guaranteed by the Company pursuant to a Cross Guarantee and Indemnity Agreement.

•	The Lender has the right to make payments directly to SkyPharm’s suppliers.

•	The following fees should be paid in connection with the SkyPharm Facility:

	o	2% of the maximum principal amount as an origination fee.

	o	A one percent (1%) monthly fee.

The current draw on the SkyPharm Facility is €2,722,500 ($3,106,645) and the Company has accrued €46,348 ($52,888) in monthly fees related to this agreement. The Company obtained consents from Synthesis Peer-to-Peer Income Fund in connection with obtaining the Lender. As of June 30, 2017, the Company is negotiating an amendment to the agreement for the additional proceeds borrowed.

The Company has recorded a debt discount of €54,450 in origination fees associated with these loans, which will be amortized over the term of the agreements. Amortization of debt discount for the six months ended June 30, 2017 was €7,310 ($7,922).

None of the above loans were made by any related parties.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of June 30, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

Operating Leases

The Company conducts its operations from an office located in Chicago, Illinois for which beginning in January 2015, the monthly rent expense is $730, which has been paid through December 31, 2015. The lease expired as of November 30, 2015, however, the Company has negotiated and entered into a new lease that commenced as of June 1, 2016 at a rate of $709 per month. Rent expense for the three and six months ended June 30, 2017 was $2,126 and $4,251, respectively. Rent expense for the three and six months ended June 30, 2016, was $709 and $709, respectively.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2017

The offices of Amplerissimo are located in Cyprus for which we paid approximately €110 ($122) per month under a one year lease which expired in July 2013 and was renewed through July 2015, whereupon rent continued to be paid by the Company on a month to month basis. Rent expense for the three and six months ended June 30, 2017 was €330 ($358) and €660 ($715), respectively. Rent expense for the three and six months ended June 30, 216 was €330 ($368) and €660 ($737), respectively.

The offices of SkyPharm are located in Greece, Thessaloniki, for which we paid approximately €4,325 ($4,802) per month under a six year lease that commenced September 2014. In December 2015, the lease was revised to include an additional rental of the first floor at a rate of €800 ($886) per month. The lease was further revised in March 2016 to include another additional rental of the first floor at a rate of €800 ($886) per month beginning in May 2016. On May 30, 2016, the lease was revised again to include an additional rental of space at a rate of €1,825 ($2,021) per month beginning in June 2016. Rent expense for the three and six months ended June 30, 2017 was €23,250 ($25,198) and €46,500 ($50,397) respectively. Rent expense for the three and six months ended June 30, 2016 was €17,754 ($19,856) and €33,682 ($37,670) respectively.

The offices of Decahedron are located in Flex Meadow, Harlow, for which we pay approximately ₤1,908 ($2,415) per month, under a one year amendment to a lease dated October 25, 2011, which commenced on October 25, 2016. Rent expense from the date of acquisition through June 30, 2017 was ₤9,542 ($12,076).

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

NOTE 10 – STOCK OPTIONS AND WARRANTS

On October 1, 2016 the Company granted 120,000 options to an employee of the Company as compensation for being appointed the US Finance Manager of the Company. The options have an exercise period of four years with an exercise price of $0.20 per share. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options vest monthly with 90,000 options fully vested as of June 30, 2017. The options were valued at $65,290 using the Black Sholes Option Pricing Model with the following inputs: stock price on measurement date: $0.58; Exercise price: $0.20; Option term: 4 years; Computed volatility: 159%. The Company expensed $16,636 in the year ended December 31, 2016. As of June 30, 2017 the Company has expensed an additional $32,377.

On January 1, 2017 the Company entered into an agreement whereby the employee was granted compensation of €1,000 per month and an annual retainer of 250,000 stock options as compensation for being appointed the International Finance Manager of the Company. The options have an exercise period of four years with an exercise price of $0.10. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options vest monthly, with a total of 125,000 options fully vested as of June 30, 2017. The options were valued at $195,307 using the Black Sholes Option Pricing Model with the following inputs: stock price on measurement date: $0.82; Exercise price: $0.10; Option term: 4 years; Computed volatility: 136.76%. The fair value of the options will be amortized over a year with $96,851 expensed during the six months ended June 30, 2017.

On January 3, 2017 the Company determined to create an advisory board and appointed Mr. Orestes Varvitsiotes as its first member. Mr. Varvitsiotes is a registered broker dealer who is currently engaged with Aegis Capital Corp. In connection therewith, the Company entered into an Advisory Board Member Consulting Agreement, dated as of January 3, 2017 whereby an annual retainer of 120,000 stock options was granted as compensation for services. The options have an exercise period of five years with an exercise price of $0.20. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options vest monthly, with a total of 60,000 options fully vested as of June 30, 2017. The options were valued at $94,830 using the Black Sholes Option Pricing Model, with the following inputs: stock price on measurement date: $0.82; Exercise price: $0.20; Option term: 5 years; Computed volatility: 155.37%. The fair value of the options will be amortized over the year with $46,762 expensed during the six months ended June 30, 2017.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2017

A summary of the Company’s option activity during the six months ended June 30, 2017 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2016	120,000	$0.20	3.75	$74,400
Granted	370,000	0.13	4.09	195,200
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, June 30, 2017	490,000	$0.15	3.69	250,400

Exercisable, June 30, 2017	275,000	$0.15	3.65	$139,000

In connection with a private placement that took place on April 7, 2017, the Company issued warrants at a 1:1 ratio for shares purchased by investors. The warrants were valued using the Black Scholes valuation model. A summary of the Company’s warrant activity for the six months ending June 30, 2017 is as follows:

June 30, 2017
Volatility	87.35%-90.86%
Expected term (in years)	1
Risk-free interest rate	1.07%
Expected dividend yield	None

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2016	-	$-	-	$-
Granted	92,500	3.00	1	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, June 30, 2017	92,500	$3.00	.80	$-

Exercisable, June 30, 2017	92,500	$3.00	.80	$-

NOTE 11 – SUBSEQUENT EVENTS

On June 21, 2017, the Company signed a new Letter of Intent (LOI) to acquire the outstanding shares of CC Pharma GmbH, a leading re-importer of EU pharmaceuticals to Germany. Under the terms of the LOI, Cosmos Holdings holds the exclusive right to complete its due diligence process and complete the transaction by October 31, 2017. In connection with the non-binding LOI, the Company is required to pay a non-refundable fee of 400,000 Euros to CC Pharma GmbH in connection with the costs of due diligence and the exclusive right to negotiate the terms of the definitive agreements. The Company makes no assurances that the parties will enter into definitive agreements prior to October 31, 2017. On July 6, 2017, the Company paid the 400,000 Euros to CC Pharma GmbH.

On August 8, 2017, the Company entered into an agreement with a third party placement agent (the “Agent”) who will serve as the Company’s exclusive placement agent or sole book running manager with respect to any offerings of equity or equity-linked securities as well as any debt offering with the two organizations named in the agreement (the “Offering”) for a period of 120 days. In the event that an Offering is agreed upon by the Agent and the Company, the Company shall provide payment as follows: (1) a cash commission of 6% of the total gross proceeds for two named investors (2) a cash commission of 4% of total gross proceeds from five named investors and (3) excluding the five named investors in “(2)” a cash commission equal to 8% of the total gross proceeds from the Offering and the issuance to the Agent or its designees of warrants covering 8% of the shares of common stock issued or issuable by the Company in the Offering. Additionally, the Agent will receive a cash fee of 8% payable within 5 business days (but only in the event of) the receipt by the Company of any cash proceeds from the exercise of any warrants with an expiration equal to or less than 24 months sold in the Offering.

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

Overview

Cosmos Holdings Inc. (“us”, “we”, or the “Company”) was incorporated in the State of Nevada on July 21, 2009 under the name Prime Estates and Developments, Inc. for the purpose of acquiring and operating commercial real estate and real estate related assets. On November 14, 2013, we changed our name to Cosmos Holdings Inc and changed our focus and business strategy to the healthcare and pharmaceutical industry.

The Company, through its subsidiaries, is operating within the pharmaceutical industry and in order to compete successfully the healthcare industry, must demonstrate that its products offer medical benefits as well as cost advantages. Currently, most of the products that the Company is trading, compete with other products already on the market in the same therapeutic category, and are subject to potential competition from new products that competitors may introduce in the future.

The pharmaceutical industry is highly competitive and subject to comprehensive government regulations. Many factors may significantly affect the Company’s sales of its products, including, but not limited to, efficacy, safety, price and cost-effectiveness, marketing effectiveness, product labeling, quality control and quality assurance as well as our research and development of new products.

We are currently focusing our existing operations on expanding the business of our subsidiaries, SkyPharm (Greece) and Decahedron (UK), in order to become an international pharmaceutical company. The Company’s focus will be on Branded Pharmaceuticals, Over-the-Counter (OTC) medicines, and Generic Pharmaceuticals. The Company also intends to expand into Cosmetic-Beauty Products as well as Food Supplements and targets areas where we can build and maintain a strong position. The Company uses a differentiated operating model based on a lean, nimble and decentralized structure, with an emphasis on acquisitions of established companies and our ability to maintain better pharmaceutical assets than others. This operating model and the execution of our corporate strategy enable the Company to achieve sustainable growth and create added value for our shareholders. In particular, we look to enhance our pharmaceutical and over the counter product lines by acquiring or licensing rights to additional products and regularly evaluate selective company acquisition opportunities.

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

On May 20, 2016, the Company entered into a Non-Binding Memorandum of Understanding with Doc.Pharma SA to purchase Doc.Pharma SA for a combination of cash and stock to be agreed upon. Doc.Pharma SA is controlled by Grigorios Siokas, the Company’s CEO. The Memorandum of Understanding is subject to the Company’s completion of due diligence and expires on December 31, 2016, and has not been formally renewed or extended. We currently have no binding agreements, commitments, contracts or new cooperative agreements for the acquisition of other existing companies, except with respect to the Memoranda of Understanding described in Note 11 to the Financial Statements.

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

On November 11, 2016, the Company entered into a Memorandum of Understanding (the “CC Pharma MOU”) with CC Pharma GmbH (“CCP”), Dr. Thomas Weppelmann (“Weppelmann”) and Mrs. Alexandra Gerke (“Gerke” and together with Weppelmann, collectively referred to as (the “Stockholders”). The CC Pharma MOU provides that the Company intends to acquire all of the issued and outstanding shares of CCP from the Stockholders, payable in cash on a pro rata basis to the Stockholders based on their percentage ownership of CCP. The purchase price was not disclosed in the CC Pharma MOU and remains confidential. The CC Pharma MOU expired on December 31, 2016.

On November 18, 2016, the Board of Directors of Company appointed John J. Hoidas as a member of the Board of Directors of the Company. The Company has not yet entered into an agreement with Mr. Hoidas setting forth any compensation for the serves provided as a member of the Board.

On June 21, 2017, the Company signed a new Letter of Intent (LOI) to acquire the outstanding shares of CC Pharma GmbH, a leading re-importer of EU pharmaceuticals to Germany. Under the terms of the LOI, Cosmos Holdings holds the exclusive right to complete its due diligence process and complete the transaction by October 31, 2017. In connection with the non-binding LOI, the Company is required to pay a non-refundable fee of 400,000 Euros to CC Pharma GmbH in connection with the costs of due diligence and the exclusive right to negotiate the terms of the definitive agreements. The Company makes no assurances that the parties will enter into definitive agreements prior to October 31, 2017. On July 6, 2017, the Company paid the 400,000 Euros to CC Pharma GmbH.

The Company, for the six months ended June 30, 2017, has recorded total revenues of $10,228,447 and has incurred expenses of approximately $9,384,657, in connection with these proposed operations. There can be no assurance that we will ever raise the required capital necessary to effectuate our business plan; and even if we do, there is no assurance that we will ever commence or successfully develop this line of business.

Results of Operations

Three Months Ended June 30, 2017 versus June 30, 2016

For the three months ended June 30, 2017, the Company had a net loss of $839,616 on revenue of $6,112,531, versus a net loss of $114,078 on revenue of $955,895 for the three months ended June 30, 2016.

Revenue

The Company had revenue for the three months ended June 30, 2017 of $6,112,531, versus revenue of $995,895 for the three months ended June 30, 2016. This increase is mainly because of the organic growth attributed to our subsidiary, SkyPharm, which continued even more aggressively during the three months ended June 30, 2017, as well as through the additional revenue source from our new subsidiary in the UK, Decahedron.

Operating Expenses

Total operating expenses for the three month period ended June 30, 2017 were $1,276,738, versus $168,639 during the three month period ended June 30, 2016. The approximate 657% increase in operating expenses in the three month period in 2017, against the corresponding period in 2016, is primarily attributed to the increase of the operational needs of our subsidiary SkyPharm as well as to an increase in stock compensation to consultants for delivering services to the Company. Some of the shares issued during the quarter, which were valued at $247,800, were considered to be a fully earned, nonrefundable, non-apportionable and non-ratable retainer as consideration for undertaking one of the consulting agreements and could not be amortized over the effective period of the agreement. Additionally, there was a $434,000 increase in acquisition costs related to the letter of intent for the acquisition of CC Pharma GmbH.

Unrealized Foreign Currency losses

Additionally, we had an unrealized foreign currency loss of $111,658 for the three months ended June 30, 2017 such that our net comprehensive loss for the period was $951,274 versus the unrealized foreign currency gain of $191,290 for the six months ended June 30, 2016 such that our net comprehensive gain for the period was $77,212.

Six Months Ended June 30, 2017 versus June 30, 2016

For the six months ended June 30, 2017, the Company had a net loss of $2,873,350 on revenue of $10,228,447, versus a net loss of $183,184 and revenue of $2,092,301 for the six months ended June 30, 2016.

Revenue

The Company had revenue for the six months ended June 30, 2017 of $10,228,447, versus revenue of $2,092,301 for the six months ended June 30, 2016. This increase is mainly because of the organic growth attributed to our subsidiary, SkyPharm, which continued even more aggressively during the six months ended June 30, 2017, as well as through the additional revenue source from our new subsidiary in the UK, Decahedron.

Operating Expenses

Total operating expenses for the six month period ended June 30, 2017 were $3,625,258, versus $297,330 during the six month period ended June 30, 2016. The approximate 1119% increase in operating expenses in the six month period in 2017, against the corresponding period in 2016, is primarily due to the result of the Company’s assessment, 100% of the goodwill of $1,949,884 was recorded as an impairment of goodwill along with an approximately $433,000 increase in stock compensation to consultants for delivering services and amortization of employee stock options to the Company and a $434,000 increase in acquisition costs related to the letter of intent for the acquisition of CC Pharma GmbH.

Unrealized Foreign Currency losses

Additionally, we had an unrealized foreign currency loss of $126,667 for the six months ended June 30, 2017 such that our net comprehensive loss for the period was $3,000,027 versus the unrealized foreign currency loss of $21,563 such that our net comprehensive loss for the period was $204,747 for the six months ended June 30, 2016.

Liquidity and Capital Resources

At June 30, 2017, the Company had a working capital deficit of $3,252,210 and $2,234,720 as of December 31, 2016. This increase in the working capital deficit is primarily attributed to the increase in notes payable that are outstanding as of June 30, 2017.

At June 30, 2017, the Company had cash of $779,943 versus $716,590 as of December 31, 2016. For the six months ended June 30, 2017, net cash used in operating activities was $3,334,688 versus $63,362 net cash used in operating activities for the six months ended June 30, 2016. The variation use of cash is mainly attributed to the loss on goodwill of $1,949,884 off set by an increase in inventory, prepaid expenses and accounts receivable in the six month period ended June 30, 2017.

During the six month period ended June 30, 2017, there was $36,609 net cash provided by investing activities versus $8,801 used in investing activities during the six months ended June 30, 2016. This increase in net cash from investing activities is attributed mainly to the cash received from the acquisition of Decahedron that took place within the six month period ended June 30, 2017

During the six month period ended June 30, 2017, there was $3,514,492 of net cash provided by financing activities versus $319,380 provided by financing activities during the six month period ended June 30, 2016. This variation was primarily because of the increase in financing activities of our subsidiary in Greece, SkyPharm.

We anticipate using cash in our bank account as of June 30, 2017, cash generated from the operations of the Company and its operating subsidiary and from debt or equity financing, or from a loan from management, to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we may lose the qualification for quotation and our securities would no longer trade on the over the counter markets. Further, as a consequence we would fail to satisfy our reporting obligations with the Securities and Exchange Commission (“SEC”), and investors would then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

Plan of Operation in the Next Twelve Months

Specifically, our plan of operations for the next 12 months is as follows:

We are planning to develop our business through organic growth and at the same level through the acquisition of carefully targeted companies that would add value to our Company and its shareholders. Our organic growth would be driven by entering into a more profitable series of product in the pharmaceutical and over the counter segments. For our subsidiary SkyPharm and our new subsidiary Decahedron, we are committed to capitalizing on sales growth opportunities by increasing our customer pipeline across the new European Market and entering into other European countries.

We are also committed to pursuing various forms of business development; this can include trading, alliances, licenses, joint ventures, dispositions and acquisitions. Moreover we hope to continue to build on our portfolio of pharmaceutical products and expand our product pipeline to generic cosmetic and food supplement products. We plan to formulate a sound sales distribution network specializing in generic as well as in cosmetic and food supplement products.

Our main objective is focusing on expanding the business of SkyPharm and our new subsidiary, Decahedron, in connection with and concentrating our efforts on becoming an international pharmaceutical company. The Company’s focus is on branded pharmaceuticals, over-the-counter (OTC) medicines, and generic pharmaceuticals, with plans to expand into cosmetic-beauty products as well as food supplements and to target areas where we can build and maintain a strong position.

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

The Company, in the following twelve months, intends to start its operation within the markets of Generic pharmaceutical products, in Cosmetic-Beauty Products as well as Food & Health Supplements. The specific industries are highly competitive and many factors may significantly affect the Company’s sales of these products, including, but not limited to, price and cost-effectiveness, marketing effectiveness, product labeling, quality control and quality assurance.

Changes in the behavior and spending patterns of purchasers of pharmaceutical and healthcare products and services, including delaying medical procedures, rationing prescription medications, reducing the frequency of doctor visits and foregoing healthcare insurance coverage, may impact the Company’s business.

In addition to expanding our product portfolio, we also plan to evaluate offering our products to different geographical markets. We are currently focused on our customers throughout Europe. We plan on expanding our geographical reach to new eras outside of the European Union market, although we currently have no binding agreements, commitments or contracts in any of these geographical markets. Some of the methods we will use to accomplish this are: promoting our brand and marketing our products through the Internet to new geographic areas, creating strategic relationships with companies in the new geographical regions, and possibly acquiring companies that operate in new geographical regions. We anticipate that we will spend approximately $85,000 evaluating the different methods and regions we plan on expanding too. This cost is made of up primarily legal fees, consulting fees, accounting and auditing fees as well as related development expenses.

As to potential acquisitions of companies operating in the pharmaceutical sector, SEC filing requirements are such that we will have to file audited financial statements of all our operations, including any acquired business. So we plan that our first step in any potential acquisition process we undertake is to ascertain whether we can obtain audited financials of a target company if we were to acquire them. We anticipate that we will spend approximately $120,000 to locate, conduct due diligence, and evaluate possible acquisitions. Except as described above in connection with Medihelm and CC Pharma, as of the date of this report, we do not have any binding agreements, commitments, or understandings with any potential acquisition candidates.

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

Off Balance Sheet Arrangements

As of June 30, 2017 there were no off balance sheet arrangements.

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

The Company is liable for income taxes in the Republic of Cyprus, Greece and the United Kingdom of England. The corporate income tax rate in Cyprus is 12.5%, 29% in Greece (tax losses are carried forward for five years effective January 1, 2013. Prior to 2013, losses were carried forward indefinitely) and 20% in United Kingdom of England. Losses may also be subject to limitation under certain rules regarding change of ownership

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets.

We recognize the impact of an uncertain tax position in our financial statements if, in management’s judgment, the position is not more-likely-then-not sustainable upon audit based on the position’s technical merits. This involves the identification of potential uncertain tax positions, the evaluation of applicable tax laws and an assessment of whether a liability for an uncertain tax position is necessary. We operate and are subject to audit in multiple taxing jurisdictions.

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

Cosmos Holdings Inc.

Date: August 11, 2017	By:	/s/ Grigorios Siokas
Grigorios Siokas
Chief Executive Officer (Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer )

In accordance with the Exchange Act, this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Grigorios Siokas	Chief Executive Officer	August 11, 2017
Grigorios Siokas	(Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer) and Director

/s/ Dimitrios Goulielmos	Director	August 11, 2017
Dimitrios Goulielmos
/s/ John J. Hoidas	Director	August 11, 2017
John J. Hoidas

/s/ Demetrios G. Demetriades	Secretary and Director	August 11, 2017
Demetrios G. Demetriades

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

