Form 10-Q
period 2017-09-30
Cosmos Holdings Inc.
filed 2017-11-20
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 20, 2017 there were 128,253,932 shares issued and 126,867,038 shares outstanding of the registrant’s common stock.

COSMOS HOLDINGS INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

COSMOS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,352,172	$716,590
Accounts receivable	2,858,518	661,850
Inventory	2,096,818	464,219
Prepaid deferred financing fees	361,289	131,900
Prepaid expenses and other current assets	2,904,989	646,530
Prepaid expenses and other current assets - related party	481,450	15,523

TOTAL CURRENT ASSETS	10,055,236	2,636,612

Other assets	656,382	429,203
Property and equipment, net	79,521	52,715
Intangible assets, net	44,012	-

TOTAL ASSETS	$10,835,151	$3,118,530

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,338,047	$577,932
Accounts payable and accrued expenses - related party	981	13,759
Notes payable, net of unamortized discount of $154,949 and $110,561, respectively	9,274,201	2,872,472
Notes payable - related party	116,358	160,391
Loans payable	-	17,938
Loans payable - related party	559,557	148,250
Taxes payable	1,313,030	1,080,590

TOTAL CURRENT LIABILITIES	13,602,174	4,871,332

TOTAL LIABILITIES	13,602,174	4,871,332

Commitments and Contingencies (see Note 9)	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 128,253,932 and 125,870,532 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	128,254	125,871
Additional paid-in capital	2,409,735	174,009
Accumulated other comprehensive loss	(1,228,614)	(1,050,463)
Accumulated deficit	(4,076,398)	(1,002,219)

TOTAL STOCKHOLDERS' DEFICIT	(2,767,023)	(1,752,802)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,835,151	$3,118,530

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COSMOS HOLDINGS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

REVENUE
Revenue	$9,546,951	$1,414,503	$19,775,398	$3,506,804

COST OF REVENUE	8,772,138	1,269,553	18,156,795	3,192,472

GROSS PROFIT	774,813	144,950	1,618,603	314,332

OPERATING EXPENSES
General and administrative expenses	752,198	173,498	2,416,540	466,293
Depreciation and amortization expense	6,167	2,421	17,199	6,956
Impairment of goodwill	-	-	1,949,884	-
TOTAL OPERATING EXPENSES	758,365	175,919	4,383,623	473,249

GAIN (LOSS) FROM OPERATIONS	16,448	(30,969)	(2,765,020)	(158,917)

OTHER INCOME (EXPENSE)
Other income	-	-	-	19
Interest expense - related party	(66)	(919)	(198)	(2,741)
Interest expense	(291,224)	(53,794)	(572,679)	(103,803)
Other expense	(13,295)	(3,388)	(26,529)	(4,539)
Foreign currency transaction gain (loss)	89,966	(5,555)	292,937	(7,043)
TOTAL OTHER INCOME (EXPENSE)	(214,619)	(63,656)	(306,469)	(118,107)

LOSS BEFORE INCOME TAXES	(198,171)	(94,625)	(3,071,489)	(277,024)

INCOME TAX EXPENSE	-	12	(2,690)	(773)

NET LOSS	(198,171)	(94,613)	(3,074,179)	(277,797)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(51,474)	(16,622)	(178,151)	(38,185)

TOTAL OTHER COMPREHENSIVE LOSS	$(249,645)	$(111,235)	$(3,252,330)	$(315,982)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.02)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic and Diluted	128,236,217	125,630,532	127,647,201	125,630,532

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COSMOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,074,179)	$(277,797)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and amortization expense	17,199	6,956
Amortization of debt discount	87,677	5,885
Stock-based compensation	265,529	-
Issuance of common stock for services	401,800	-
Loss on goodwill impairment	1,949,884	-
Changes in Assets and Liabilities:
Accounts receivable	(2,137,831)	(316,012)
Inventory	(1,627,085)	(189,435)
Prepaid expenses	(2,242,785)	(198,627)
Prepaid expenses - related party	(465,927)	(119,796)
Other assets	(166,896)	(55,880)
Accounts payable and accrued expenses	1,056,165	70,681
Accounts payable and accrued expenses - related party	(12,778)	(135,117)
Taxes payable	209,667	36,331
Deferred revenue	-	(62,210)
NET CASH USED IN OPERATING ACTIVITIES	$(5,739,560)	$(1,235,021)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$(13,925)	$(11,880)
Cash received from acquisition	40,858	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$26,933	$(11,880)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of related party note payable	$(63,200)	$(44,952)
Payment of note payable	(461,888)	(148,904)
Proceeds from note payable	6,891,203	1,968,940
Payment of related party loan	(232,051)	(21,914)
Proceeds from related party loan	625,641	51,127
Payment of loans payable	(20,082)	(33,714)
Sale of common stock and warrants	91,780	-
Deferred financing fees	(213,626)	(140,475)
Capital contribution	-	140
NET CASH PROVIDED BY FINANCING ACTIVITIES	$6,617,777	$1,630,248

Effect of exchange rate changes on cash	$(269,568)	$38,377

NET INCREASE IN CASH	635,582	421,724

CASH AT BEGINNING OF PERIOD	716,590	198,049
CASH AT END OF PERIOD	$1,352,172	$619,773

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$127,157	$-
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Acquisition of Decahedron	$1,479,000	$-
Reversal of proceeds due from noteholder due to repayment of note	$11,813	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2017

NOTE 1 – BASIS OF PRESENTATION

The terms “COSM,” “we,” “the Company,” and “us” as used in this report refer to Cosmos Holdings Inc. The accompanying unaudited consolidated balance sheet as of September 30, 2017 and unaudited consolidated statements of operations for the three and nine months ended September 30, 2017 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of COSM, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2016 and 2015, included in the Company’s Annual Report on Form 10-K. The accompanying consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet. Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

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

On February 10, 2017, the Company and Decahedron Ltd, a UK Corporation (“Decahedron”) consummated the transactions contemplated by the Stock Purchase Agreement, dated November 17, 2016 as amended (the “Decahedron SPA”). Pursuant to the terms of the Decahedron SPA, the shareholders of Decahedron received an aggregate of 1,700,000 shares of common stock of the Company (the “Stock Consideration”), which were delivered following the closing in exchange for all of the Ordinary Shares of Decahedron for the Stock Consideration. In accordance with the terms of the SPA, Mr. Lazarou remained as a director and officer of Decahedron.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2017

Going Concern

The Company’s consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company generated a net loss of $3,074,179 for the nine months ended September 30, 2017, and has a working capital deficit of $3,546,938 and an accumulated deficit of $4,076,398 as of September 30, 2017. These conditions raise substantial doubt of the Company’s ability to continue as a going concern. The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Reclassifications to Prior Period Financial Statements and Adjustments

Certain reclassifications have been made in the Company’s financial statements of the prior year to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2017 and December 31, 2016, there were no cash equivalents.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2017

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

Depreciation expense was $10,831 and $6,956 for the nine months ended September 30, 2017 and 2016, respectively.

Intangible Assets

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 5 years for an import/export license. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. At September 30, 2017, no revision to the remaining amortization period of the intangible assets was made.

Amortization expense was $6,368 and $0 for the nine months ended September 30, 2017 and 2016, respectively.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2017

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

Prior to the acquisition of Decahedron, the Company had no record goodwill value. As a result of the acquisition of Decahedron, the Company tested and expensed 100% of the goodwill allocated to the acquisition costs, an amount equal to $1,949,884 for the period ending September 30, 2017.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2017.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2017

Cash is considered to be highly liquid and easily tradable as of September 30, 2017 and therefore classified as Level 1 within our fair value hierarchy.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2017

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At September 30, 2017 the Company has maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

We recognize the impact of an uncertain tax position in our financial statements if, in management’s judgment, the position is not more-likely-then-not sustainable upon audit based on the position’s technical merits. This involves the identification of potential uncertain tax positions, the evaluation of applicable tax laws and an assessment of whether a liability for an uncertain tax position is necessary. As of September 30, 2017 the Company has no uncertain tax positions recorded in any jurisdiction where it is subject to income tax.

Basic and Diluted Net Income (Loss) per Common Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the periods presented. The per share amounts include the dilutive effect of common stock equivalents in periods with net income. Basic and diluted loss per share for each of the periods ended September 30, 2017 and 2016 is the same due to the anti-dilutive nature of potential common stock equivalents.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which simplifies the measurement of goodwill by eliminating Step 2 from the current goodwill impairment test in the event that there is evidence of an impairment based on qualitative or quantitative assessments. ASU 2017-04 does not change how the goodwill impairment is identified, and the Company will continue to perform a qualitative assessment annually to determine whether the two step impairment test is required. Until the adoption, current accounting standards require the impairment loss to be recognized under Step 2 of the impairment test. This requires the Company to calculate the implied fair value of goodwill by assigning fair value to the reporting unit’s assets and liabilities as if the reporting unit has been acquired in a business combination, then subsequently subtracting the implied goodwill from the carrying amount of the goodwill. The new standard would require the Company to determine the fair value of the reporting unit and subtract the carrying value from the fair value of the reporting unit to determine if there is an impairment. ASU 2017-04 is effective for the Company for fiscal years after December 15, 2019, and early adoption is permitted. ASU 2017-04 is required to be adopted prospectively, and the adoption is effective for annual goodwill impairment tests performed in the year of adoption. The Company does not believe that the adoption of ASU No. 2017-4 will have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations

In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business,” with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as an acquisition of assets or a business. ASU No. 2017-01 is effective for the Company’s fiscal year commencing on January 1, 2018. The effect of this guidance is to be applied prospectively and early adoption is permitted. The Company does not believe that the adoption of ASU No. 2017-01 will have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require lessees to recognize assets and liabilities for the rights and obligations created by most leases on the balance sheet. The changes become effective for the Company’s fiscal year beginning July 1, 2019. Modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, is required with an option to use certain transition relief. The Company expects this ASU will increase its current assets and current liabilities, but have no net material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09--Revenue from Contracts with Customers (Topic 606). The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB delayed the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In addition, in March and April 2016, the FASB issued new guidance intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. Both amendments permit the use of either a retrospective or cumulative effect transition method and are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early application permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its financial statements.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2017

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

During the nine months ended September 30, 2017, we recorded an adjustment of $28,002 primarily related to other assets and an adjustment of the accounts payable associated with the Decahedron acquisition. We finalized our allocation of the purchase price during the nine months ended September 30, 2017. The final unaudited allocation of purchase price as of September 30, 2017, is as follows:

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

_____________

(a) U.K Pharmaceutical Wholesale Distribution License

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2017

Unaudited Supplemental Pro Forma Data

The pro forma statements of operations data for the nine months ended September 30, 2017, below, give effect to the Decahedron Acquisition, described above, as if it had occurred at January 1, 2017. These amounts have been calculated after applying our accounting policies and adjusting the results of Decahedron intangible amortization that would have been charged assuming the fair value adjustments had been applied and incurred since January 1, 2017. This pro forma data is presented for informational purposes only and does not purport to be indicative of our future results of operations.

Revenue of $2,622,547 and net loss of $255,672 since the acquisition date are included in the consolidated statement of operations and comprehensive income (loss) for nine months ended September 30, 2017.

Unaudited proforma results of operations for the nine months ended September 30, 2017 and 2016 as though the Company acquired Decahedron on the first of each fiscal year are set forth below.

	Nine Months Ended September 30,
	2017	2016
Revenues	$19,968,845	$5,007,806
Cost of revenues	18,356,228	4,672,794
Gross profit	1,612,617	335,012

Operating expenses	4,411,620	614,515
Operating loss	(2,799,003)	(279,503)

Other income (expense)	(524,952)	(238,528)

Net Loss	$(3,323,955)	$(518,031)

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

As of September 30, 2017, after our assessment of the totality of the events that could impair goodwill, it was the Company’s conclusion “it is not more likely than not” that the Goodwill was impaired. Therefore, the Company was not required to conduct a two-step quantitative goodwill impairment test. No events have occurred after September 30, 2017 that would affect the Company’s conclusion as of the September 30, 2017 assessment date. As a result of the Company’s assessment, 100% of the goodwill of $1,949,884 was recorded as an impairment of goodwill.

NOTE 4 – PREPAID DEFERRED FINANCING COSTS

On February 28, 2016, the Company entered into an agreement with Synthesis Management Limited (“Synthesis Management”) for the purpose of securing additional financing for the Company. On September 28, 2016, the Company advanced €125,000 ($133,725) to Synthesis Management. These advances are refundable if funding is not secured and if funding is secured, the amount will be applied to the note on day one as debt discount. As of September 30, 2017, the outstanding balance on the advance is €125,000 ($147,662).

In August, 2017 the Company entered into an agreement with Synthesis Multi Asset Architecture (“Synthesis Architecture”) for the purpose of securing additional financing for the Company. On August 14, 2017, the Company advanced Synthesis Architecture €180,840 ($213,627). These advances are refundable if funding is not secured and if funding is secured, the amount will be applied to the note on day one as debt discount. As of September 30, 2017, the outstanding balance on the advance is €180,840 ($213,627).

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2017

NOTE 5 – INCOME TAXES

At September 30, 2017, the Company’s effective tax rate differs from the US federal statutory tax rate primarily due to a valuation allowance recorded against net deferred tax assets in all jurisdictions in which the Company operates. At December 31, 2016, the Company’s effective tax rate differed from the US federal statutory tax rate primarily due to earnings taxed at the lower income tax rate in Cyprus.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At September 30, 2017, the Company has a maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

As of September 30, 2017 the Company has no uncertain tax positions recorded in any jurisdiction where it is subject to income tax. The Company has recorded $63,724 of interest and penalties as interest expense for the nine months ended September 30, 2017 in accordance with this policy.

NOTE 6 – CAPITAL STRUCTURE

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock, which have liquidation preference over the common stock and are non-voting. As of September 30, 2017 and December 31, 2016, no preferred shares have been issued.

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

Shares Issued for Services

On March 1, 2017, the Company entered into a four-month consulting agreement with a third party investment advisory firm for consideration of 5,000 restricted shares of common stock to be issued during the period of the agreement for any introductions and related contributions the Company receives as a result of those introductions. As of September 30, 2017, no consideration has been earned and no shares have been issued related to this agreement.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2017

On May 1, 2017, the Company entered into an 8-month consulting agreement with a third party for web design services commencing on May 1, 2017 and terminating on January 1, 2018. As compensation for creating, delivering and maintaining a website, the Company issued 20,000 shares of common stock on May 24, 2017. The shares were valued at $14,400, which was fully recognized in the nine months ended September 30, 2017.

On May 1, 2017, the Company entered into a five-month consulting agreement with a third party advisory firm for consideration of 20,000 shares of the Company’s common stock. The stock was issued on May 25, 2017 and fair valued at $0.72 per share or $14,400, which was fully recognized in the nine months ended September 30, 2017.

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

On May 25, 2017, the Company entered into a 20-month consulting agreement with a third party advisory firm for consideration of 200,000 shares of the Company’s common stock. The stock was issued on May 25, 2017 and fair valued at $0.77 per share or $154,000, which will be amortized over the length of the agreement. For the nine months ending September 30, 2017, the Company has recorded $32,874 in consulting expense related to this agreement.

As of September 30, 2017 and December 31, 2016, the Company had 128,253,932 and 125,870,532 shares of Common Stock issued and outstanding, respectively.

Potentially Dilutive Securities

On October 1, 2016 the Company granted 120,000 options to an employee of the Company as compensation for being appointed the US Finance Manager of the Company. The options have an exercise period of four years with an exercise price of $0.20. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options vest monthly with 120,000 options fully vested as of September 30, 2017. (See Note 10)

On January 1, 2017 the Company granted 250,000 options to an employee of the Company as compensation for being appointed the International Finance Manager of the Company. The options have an exercise period of four years with an exercise price of $0.10 per share. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options vest monthly with 187,500 options fully vested as of September 30, 2017. (See Note 10)

On January 3, 2017 the Company granted 120,000 options to an employee of the Company as compensation for being appointed as a consultant of the Company. The options have an exercise period of five years with an exercise price of $0.20 per share. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options vest monthly with 90,000 options fully vested as of September 30, 2017. (See Note 10)

Sales Pursuant to Regulation S

On April 7, 2017, the Company issued shares of common stock and warrants pursuant to a private placement conducted under the exemptions from registration under Regulation S. Each unit sold to investors consists of $35,000 face value purchase price of 50,000 shares plus warrants to purchase the number of equivalent shares. The Company retains the right to accept less than the $35,000 face value from any investor at its discretion.

The Company has entered into the following subscription agreements:

On April 10, 2017, the Company sold 45,800 shares at $0.70 per share for a total purchase price of $32,060 to a private investor. The investor also received 45,800 warrants that were valued using the Black Scholes valuation model to have a fair value of $2,375 (See Note 10).

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2017

On April 26, 2017, the Company sold 46,700 shares at $0.70 per share for a total purchase price of $32,690 to a private investor. The investor also received 46,700 warrants that were valued using the Black Scholes valuation model to have a fair value of $1,521 (See Note 10).

On May 16, 2017, the Company sold 7,900 shares at $0.70 per share for a total purchase price of $5,530 to a private investor. The investor also received 7,900 warrants that were valued using the Black Scholes valuation model to have a fair value of $130 (See Note 10).

On July 21, 2017, the Company sold 43,000 shares at $0.50 per share for a total purchase price of $21,500 to a private investor. The Company did not grant any warrants to the investor under this agreement.

No options, warrants or other potentially dilutive securities other than those disclosed above have been issued as of September 30, 2017 and December 31, 2016.

NOTE 7 – RELATED PARTY TRANSACTIONS

On the date of our inception, we issued 20 million shares of our common stock to our three officers and directors which were recorded at no value (offsetting increases and decreases in Common Stock and Additional Paid in Capital).

DOC Pharma S.A.

As of September 30, 2017, the Company has a prepaid balance of €347,914 ($410,991) to DOC Pharma S.A., this comprises over 10.3% of the Company’s total prepaid balance. As of December 31, 2016, the Company owed €65 ($69) to DOC Pharma S.A.

On November 1, 2015, the Company entered into a €12,000 ($12,662) Loan Agreement with DOC Pharma S.A, pursuant to which DOC Pharma S.A., paid existing bills of the Company in the amount of €12,000, excluding the Vendor Bills. The loan bears an interest rate of 2% per annum and was due and payable in full on October 31, 2016. As of September 30, 2017, the Company has an outstanding principal balance under this note of €12,000 ($14,176) and accrued interest expense of $612.

Grigorios Siokas

On October 1, 2016, the Company borrowed €5,000 ($5,276) from Mr. Siokas related to its subsidiary’s purchase of additional capital of SkyPharm. The loan is non-interest bearing and has a maturity date of October 1, 2017. During the nine months ending September 30, 2017, the Company borrowed an additional €1,000 ($1,181). The outstanding balance as of September 30, 2017 was €6,000 ($7,088).

During the year ended December 31, 2016, the Company borrowed €90,500 ($95,496) as additional loans payable from Mr. Siokas. During the nine months ended September 30, 2017, the Company borrowed an additional €473,621 ($559,488) and paid back €123,000 ($145,300) of these loans. These loans have no formal agreements and bear no interest. As 1of September 30, 2017, the Company has an outstanding principal balance under these loans of €441,121 ($521,096).

As of September 30, 2017, the Company has recorded €59,646 ($70,459) in prepayments to Mr. Siokas for board of directors fees.

Ourania Matsouki

During the year ended December 31, 2016, the Company borrowed €44,995 ($47,479) from Mrs. Matsouki. During the nine months ended September 30, 2017, the Company borrowed an additional €55,000 ($64,982) and paid back €73,437 ($86,751). These loans have no formal agreement and bear no interest. As of September 30, 2017, the Company has an outstanding principal balance under these loans of €26,558 ($31,373).

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2017

Konstantinos Vassilopoulos

During the year ended December 31, 2016, Konstantinos Vassilopoulos, US Finance Manager, paid $10,179 of existing bills of the Company. During the nine months ended September 30, 2017, the Company paid back $9,810. There is no formal agreement related to these transactions. As of September 30, 2017 the outstanding balance under this loan is $369.

Dimitrios Goulielmos

On November 21, 2014, SkyPharm entered into a Loan Agreement with Dimitrios Goulielmos, former Chief Executive Officer and a current director of the Company, pursuant to which the Borrower borrowed €330,000 ($401,115) from Mr. Goulielmos. The Loan bears an interest rate of 2% per annum and was due and payable in full on May 11, 2015. On November 4, 2015, €130,000 ($142,860) in principal and the related accrued interest of €733 ($806) was forgiven and the remaining balance of €200,000 will no longer accrue interest as part of the stock purchase agreement with Grigorios Siokas on November 4, 2015 referenced above. As of December 31, 2016, €60,000 ($63,312) of the loan was paid back. During the nine months ended September 30, 2017 an additional €53,500 ($63,200) was paid back and a principal balance of €86,500 ($102,182) and €0.00 of accrued interest remains.

In connection with the Decahedron SPA, on February 9, 2017, Decahedron, Medihelm S.A. and Nikolaos Lazarou entered into a liability transfer agreement whereby the loan previously provided Decahedron to the Mr. Lazarou prior to the acquisition would be cancelled in exchange for Mr. Lazarou’s personal assumption of approximately £172,310 ($220,988) owed to MediHelm S.A., a creditor of Decahedron.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

NOTE 8 – DEBT

On March 4, 2015, the Company entered into a $9,000 Loan Agreement with Mr. Angelo Drakopoulos, pursuant to which Mr. Drakopoulos paid a $9,000 outstanding bill on behalf of the Company. The loan bears an interest rate of 8% per annum and was due and payable in full on May 5, 2016. As of September 30, 2017, the Company has an outstanding principal balance under this note of $9,000 and accrued interest expense of $1,345.

On November 5, 2015, the Company entered into a Loan Agreement pursuant to which the Company borrowed €20,000 ($21,812), of which proceeds of €10,000 ($10,906) have been received as of December 31 2016. The loan bears an interest rate of 1% per annum and was due and payable in full on November 5, 2016. The Company repaid €2,000 ($2,110) as of December 31, 2016. The Company has repaid an additional €8,000 ($9,450) as of September 30, 2017. The Company has accrued interest expense of €435 ($514) and an outstanding balance under this note of €10,000 ($11,813) as of September 30, 2017.

On November 5, 2015, the Company entered into a Loan Agreement pursuant to which the Company borrowed €80,000 ($87,248) of which proceeds of €70,000 ($76,342) have been received as of December 31, 2016. The loan bears an interest rate of 5% per annum and was due and payable in full on November 5, 2016. As of December 31, 2016, the outstanding balance was €65,000 ($68,588). During the nine months ended September 30, 2017, the Company repaid €55,000 ($64,972) and reversed the €10,000 ($11,813) receivable that was never received.

On November 16, 2015, the Company entered into a Loan Agreement with Panagiotis Drakopoulos, former Director and former Chief Executive Officer, pursuant to which the Company borrowed €40,000 ($43,624) as a note payable from Mr. Drakopoulos. The note bears an interest rate of 6% per annum and was due and payable in full on November 15, 2016. The Company repaid €10,000 ($11,813) during the nine months ended September 30, 2017. As of September 30, 2017, the Company has an outstanding principal balance under this note of €30,000 ($35,439) and accrued interest expense of €4,064 ($4,801).

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2017

During the year ended December 31, 2015, the Company borrowed €30,000 ($32,718) as a loan payable from Mr. Panagiotis Drakopoulos, former Director and former Chief Executive Officer. The loan had no formal agreement and bore no interest. During the year ended December 31, 2016, the Company repaid €13,000 ($13,718) of the loan. During the nine months ended September 30, 2016 the Company repaid the remaining €17,000 ($20,082). As of September 30, 2017, the loan has no outstanding balance.

On February 5, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €20,000 ($21,104). The loan bore an interest rate of 6% and had no maturity date. During the nine months ended September 30, 2017, the Company repaid the loan and accrued interest of €1,020 ($1,204) in full.

On March 4, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €50,000 ($52,760) from a third party. On May 04, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed an additional €50,000 ($52,760). The loans bore an interest rate of 6% and a maturity date of March 4, 2017 and May 4, 2017, respectively. During the nine months ended September 30, 2017, the Company repaid both loans and accrued interest of €750 ($886) in full.

On April 19, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €100,000 ($105,520). The loan bore an interest rate of 6% and matured on April 19, 2017. During the nine months ended September 30, 2017, the Company repaid the loan and accrued interest of €3,100 ($3,662) in full.

On April 22, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €38,000 ($40,098). The loan bore an interest rate of 6% and matured on April 22, 2017. During the nine months ended September 30, 2017, the Company repaid the loan and accrued interest of €1,777 ($2,099) in full.

On May 24, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €50,000 ($52,760). The loan bears an interest rate of 6% and matured on May 24, 2017. During the nine months ended September 30, 2017, the Company repaid the principal balance of €50,000 ($59,065) in full. The Company has accrued interest expense of €2,798 ($3,305) as of September 30, 2017.

On October 18, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €10,000 ($10,552). The loan bears an interest rate of 10% and will mature on October 18, 2017. During the nine months ended September 30, 2017, the Company repaid the principal balance of €10,000 ($11,813) in full. The Company has accrued interest expense of €239 ($283) as of September 30, 2017.

Loan Facility Agreement

On August 4, 2016, the Company’s wholly owned subsidiary SkyPharm entered into a Loan Facility Agreement, guaranteed by Grigorios Siokas, with Synthesis Peer-To Peer-Income Fund (the “Loan Facility” the “Lender”). The Loan Facility initially provided SkyPharm with a credit facility of up to $1,292,769 (€1,225,141). Any advance under the Loan Facility accrues interest at a rate of 10% per annum and requires quarterly interest payments commencing on September 30, 2016. The amounts owed under the Loan Facility shall be repayable upon the earlier of (i) three months following the demand of the Lender; or (ii) August 31, 2018. No prepayment is permitted pursuant to the terms of the Loan Facility. The Synthesis Facility Agreement as amended is secured by a personal guaranty of Grigorios Siokas, which is secured by a pledge of 10,000,000 shares of common stock of the Company owned by Mr. Siokas.

On September 13, 2016, Sky Pharm entered into a First Deed of Amendment with the Loan Facility increasing the maximum loan amount to $1,533,020 as a result of the Lender having advanced $240,251 (€227,629) to SkyPharm.

On March 23, 2017, SkyPharm entered into an Amended and Restated Loan Facility Agreement (the “A&R Loan Facility”), with the Loan Facility which increased the loan amount to an aggregate total of $2,664,960 (€2,491,083) as a result of the lender having advanced $174,000 (€164,898) in September 2016, $100,000 (€94,769) in October 2016, $250,000 (€236,922) in November 2016, $452,471 (€428,800) in December 2016, $155,516 (€131,648) in January 2017 and $342,327 (€289,788) in July 2017. The A&R Loan Facility amends and restates certain provisions of the Loan Facility Agreement, dated as of August 4, 2016, by and among the same parties. Advances under the A&R Loan Facility continue to accrue interest at a rate of 10% per annum from the applicable date of each drawdown and require quarterly interest payments. The A&R Facility now permits prepayments at any time. The amounts owed under the A&R Loan Facility shall be repayable upon the earlier of (i) seventy five days following the demand of the Lender; or (ii) August 31, 2018. The A&R Loan Facility is secured by a personal guaranty of Grigorios Siokas, which is secured by a pledge of 10,000,000 shares of common stock of the Company owned by Mr. Siokas (the “Pledged Shares”). The A&R Loan Facility was also amended to provide additional affirmative and negative covenants of Sky Pharm and the Guarantor during the term of loans remain outstanding, including, but not limited to, the consent of the Lender in connection with (i) the Company or any of its subsidiaries incurring any additional indebtedness; or (ii) in the event of any increase in the Company’s issued and outstanding shares of Common Stock, the Pledged Shares shall be increased to an amount equal to a minimum of ten percent (10%) of the issued and outstanding shares of the Company.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2017

As of September 30, 2017, the outstanding balance under this note was $3,007,287 (€2,545,744) and accrued interest expense of $143,761 (€121,697) has been recorded.

The Company recorded €120,000 ($141,756) in debt discounts related to this note. The debt discounts are being amortized over the term of the debt. During the year ended December 31, 2016 the Company amortized a total of $14,507 (€13,748). Amortization of the debt discounts for the nine months ended September 30, 2017 was $52,796 (€47,368).

Bridge Loans

On March 16, 2017 and March 20, 2017, SkyPharm entered into loan agreements with the Synthesis Peer-To Peer-Income Fund (the “Bridge Loans”). The Bridge Loans provided to SkyPharm loans of €42,326 ($50,000) and €100,000 ($118,130), respectively. The Bridge Loans accrue interest at a rate of 10% per annum and were repayable on April 16, 2017 and April 20, 2017, respectively together with all other amounts then accrued and unpaid. On April 16, 2017, the maturity dates were amended for no additional consideration of change in terms and conditions. The maturity dates of both loans were amended and they matured on May 16, 2017 and May 20, 2017, respectively. The Company has accrued interest expense of an aggregate total of €7,335 ($8,665) for both loans and the outstanding balances of these loans was €42,326 ($50,000) and €100,000 ($118,130), respectively, as of September 30, 2017.

On May 5, 2017, SkyPharm entered into a loan agreement with Synthesis Peer-To-Peer Income Fund for €30,449 ($34,745). The loan accrues interest at a rate of 10% per annum and matures on September 30, 2017. The Company as accrued interest expense of €1,201 ($1,418) and the outstanding balance on this loan was €29,413 ($34,745) as of September 30, 2017.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2017

The current draw on the Decahedron Facility is $0.

On May 12, 2017, SkyPharm entered into a Trade Finance Facility Agreement (the “SkyPharm Facility”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”). The SkyPharm Facility provides the following material terms:

•

The Lender will provide SkyPharm a facility of up to €2,000,000 ($2,282,200) secured against SkyPharm’s receivables from the sale of branded and generic pharmaceutical sales. In the event that accounts receivable becomes uncollectible, the Company will be obligated to pay back the notes in full.

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

The current draw on the SkyPharm Facility is €5,216,910 ($6,162,736) and the Company has accrued €170,711 ($201,661) in monthly fees related to this agreement. The Company obtained consents from Synthesis Peer-to-Peer Income Fund in connection with obtaining the Lender. On November 16, 2017, the Company signed an amendment to the agreement for the additional proceeds borrowed.

The Company has recorded a total debt discount of €104,338 in origination fees associated with these loans, which will be amortized over the term of the agreements. Amortization of debt discount for the nine months ended September 30, 2017 was €31,295 ($34,881).

None of the above loans were made by any related parties.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of September 30, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

Operating Leases

The Company conducts its operations from an office located in Chicago, Illinois for which beginning in January 2015, the monthly rent expense is $730, which has been paid through December 31, 2015. The lease expired as of November 30, 2015, however, the Company has negotiated and entered into a new lease that commenced as of September 1, 2016 at a rate of $709 per month. Rent expense for the three and nine months ended September 30, 2017 was $2,126 and $6,377, respectively. Rent expense for the three and nine months ended September 30, 2016, was $2,126 and $2,834, respectively.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2017

The offices of Amplerissimo are located in Cyprus for which we paid approximately €110 ($122) per month on a month to month basis. Rent expense for the three and nine months ended September 30, 2017 was €330 ($368) and €990 ($1,103), respectively. Rent expense for the three and nine months ended September 30, 2016 was €330 ($368) and €990 ($1,105), respectively.

The offices of SkyPharm are located in Greece, Thessaloniki, for which we paid approximately €4,325 ($4,802) per month under a six year lease that commenced September 2014. In December 2015, the lease was revised to include an additional rental of the first floor at a rate of €800 ($886) per month. The lease was further revised in March 2016 to include another additional rental of the first floor at a rate of €800 ($886) per month beginning in May 2016. On May 30, 2016, the lease was revised again to include an additional rental of space at a rate of €1,825 ($2,021) per month beginning in June 2016. On March 23, 2017, SkyPharm entered into an additional three year lease at a rate of €1,250 per month that commenced May 2017. Rent expense for the three and nine months ended September 30, 2017 was €27,000 ($30,094) and €76,000 ($84,710), respectively. Rent expense for the three and nine months ended September 30, 2016 was €23,250 ($25,961) and €57,425 ($64,127), respectively.

The offices of Decahedron are located in Flex Meadow, Harlow, for which we pay approximately ₤1,908 ($2,415) per month, under a one year amendment to a lease dated October 25, 2011, which commenced on October 25, 2016. Rent expense from the date of acquisition through September 30, 2017 was ₤15,267 ($19,580).

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

The Company has agreed to pay Anastasios Tsekas €1,500 per month until the first issuance of the shares referenced above. The Company has also agreed that in the event the Company disposes of the Intellectual Property prior to the periods referenced above, the sellers shall be entitled to the issuance of all the shares referenced above. The Company is in the process of locating a suitable lab to conduct the Preclincal trial phase, which has not yet begun as of the date of filing.

Letter of Intent

On June 21, 2017, the Company signed a new Letter of Intent (LOI) to acquire the outstanding shares of CC Pharma GmbH, a leading re-importer of EU pharmaceuticals to Germany. Under the terms of the LOI, Cosmos Holdings holds the exclusive right to complete its due diligence process and complete the transaction by October 31, 2017. In connection with the non-binding LOI, the Company is required to pay a non-refundable fee of €400,000 ($454,800) to the shareholders of CC Pharma GmbH in connection with the costs of due diligence and the exclusive right to negotiate the terms of the definitive agreements. On July 6, 2017, the Company paid the €400,000 ($454,800) to CC Pharma GmbH and the Company has recorded an expense of €400,000 ($454,800) for the nine months ended September 30, 2017. The Company did not enter into any definitive agreements by October 31, 2017 and is currently negotiating with CC Pharma for an extension. The Company makes no assurances that the parties will enter into any definitive agreements in the future.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2017

Placement Agreement

On August 8, 2017, the Company entered into an agreement with a third party placement agent (the “Agent”) who will serve as the Company’s exclusive placement agent or sole book running manager with respect to any offerings of equity or equity-linked securities as well as any debt offering with the two organizations named in the agreement (the “Offering”) for a period of 120 days. In the event that an Offering is agreed upon by the Agent and the Company, the Company shall provide payment as follows: (1) a cash commission of 6% of the total gross proceeds for two named investors (2) a cash commission of 4% of total gross proceeds from five named investors and (3) excluding the five named investors in “(2)” a cash commission equal to 8% of the total gross proceeds from the Offering and the issuance to the Agent or its designees of warrants covering 8% of the shares of common stock issued or issuable by the Company in the Offering. Additionally, the Agent will receive a cash fee of 8% payable within 5 business days, but only in the event of, the receipt by the Company of any cash proceeds from the exercise of any warrants with an expiration equal to or less than 24 months sold in the Offering.

NOTE 10 – STOCK OPTIONS AND WARRANTS

On October 1, 2016 the Company granted 120,000 options to an employee of the Company as compensation for being appointed the US Finance Manager of the Company. The options have an exercise period of four years with an exercise price of $.20 per share. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options vest monthly with 120,000 options fully vested as of September 30, 2017. The options were valued at $65,290 using the Black Scholes Option Pricing Model with the following inputs: stock price on measurement date: $0.58; Exercise price: $0.20; Option term: 4 years; Computed volatility: 159%. The Company expensed $16,636 in the year ended December 31, 2016. As of September 30, 2017 the Company has expensed an additional $48,654.

On January 1, 2017 the Company entered into an agreement whereby the employee was granted compensation of €1,000 per month and an annual retainer of 250,000 stock options as compensation for being appointed the International Finance Manager of the Company. The options have an exercise period of four years with an exercise price of $0.10. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options vest monthly, with a total of 187,500 options fully vested as of September 30, 2017. The options were valued at $195,307 using the Black Scholes Option Pricing Model with the following inputs: stock price on measurement date: $0.82; Exercise price: $0.10; Option term: 4 years; Computed volatility: 136.76%. The fair value of the options will be amortized over a year with $146,079 expensed during the nine months ended September 30, 2017.

On January 3, 2017 the Company determined to create an advisory board and appointed Mr. Orestes Varvitsiotes as its first member. Mr. Varvitsiotes is a registered broker dealer who is currently engaged with Aegis Capital Corp. In connection therewith, the Company entered into an Advisory Board Member Consulting Agreement, dated as of January 3, 2017 whereby an annual retainer of 120,000 stock options was granted as compensation for services. The options have an exercise period of five years with an exercise price of $0.20. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options vest monthly, with a total of 90,000 options fully vested as of September 30, 2017. The options were valued at $94,830 using the Black Scholes Option Pricing Model, with the following inputs: stock price on measurement date: $0.82; Exercise price: $0.20; Option term: 5 years; Computed volatility: 155.37%. The fair value of the options will be amortized over the year with $70,796 expensed during the nine months ended September 30, 2017.

A summary of the Company’s option activity during the nine months ended September 30, 2017 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2016	120,000	$0.20	3.75	$74,400
Granted	370,000	.13	3.58	150,800
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, September 30, 2017	490,000	$.15	3.44	191,600

Exercisable, September 30, 2017	397,500	$.15	3.41	$153,900

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2017

In connection with a private placement that took place on April 7, 2017, the Company issued warrants at a 1:1 ratio for shares purchased by investors. The warrants were valued using the Black Scholes valuation model. A summary of the Company’s warrant activity for the nine months ending September 30, 2017 is as follows:

September 30, 2017
Volatility	76.66%-90.86%
Expected term (in years)	1
Risk-free interest rate	1.07% - 1.11%
Expected dividend yield	None

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2016	-	$-	-	$-
Granted	100,400	3.00	1	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, September 30, 2017	100,400	$3.00	.55	$-

Exercisable, September 30, 2017	100,400	$3.00	.55	$-

NOTE 11 – SUBSEQUENT EVENTS

Purchase of Treasury Shares

Effective October 2, 2017, the Company entered into to a stock purchase agreement dated September 30, 2017, whereby for consideration of $1,387 the Company purchased 1,386,894 shares of its common stock from a third party investor. The shares were transferred to the Company on October 17, 2017 and will be held in treasury.

Reverse Stock Split

On October 11, 2017, the Company authorized a one-for-ten (1:10) reverse stock split whereby the Company decreased, by a ratio of one-for-ten (1:10) the number of issued and outstanding shares of Common Stock. The reverse stock split was approved and filed in the state of Nevada, and reported on Form 8-K filed on October 11, 2017; however it had not been approved by FINRA as of the date of filing, and therefore the financial statements are not retroactively restated to reflect the split. The Company anticipates that the reverse split will be effective on November 21, 2017.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2017

November 15, 2017 Securities Purchase Agreement

On November 15, 2017, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (the “Buyers”) with which it had no prior relationship, pursuant to which the Company has agreed to issue for a purchase price of $3,000,000, $3,350,000 in aggregate principal amount of Senior Convertible Notes (the “Notes”) to the Buyers, convertible into 6,700,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and warrants to purchase an aggregate of 5,360,003 shares of Common Stock (the “Warrants”.)

The Notes provide that the Company will repay the principal amount of Notes in equal monthly installments beginning on January 1, 2018 and repeating on the first business day of each calendar month thereafter until the fourteenth month anniversary date of issuance (each a “Installment Date”), and, subject to the Blocker (as defined below), the Company shall pre-deliver up to 6,700,000 shares of Common Stock to the Buyers in connection therewith (the “Pre-Delivery Shares”). Eighty-five (85%) percent of any cash proceeds received by the Buyers from the sale of Pre-Delivery Shares shall be applied against the particular installment amount due on such Installment Date under the Note. No interest will accrue under the Notes unless and until an Event of Default (as defined) has occurred and is not cured.

The Notes are convertible at any time by the Holder into shares of Common Stock at the rate of $0.50 per share, subject to full ratchet anti-dilution adjustment (the “Conversion Price”). Upon an Event of Default (as defined), the Buyers may convert at an alternative conversion price equal to the lower of the then applicable Conversion Price or seventy-five (75%) percent of the Volume-Weighted Average Price (as defined, the “VWAP”).

The Notes are senior in right of payment to all existing and future indebtedness of the Company except Permitted Indebtedness (as defined in the Note), including $12 million of senior secured indebtedness of the Company and its subsidiaries under an existing senior loan agreement, plus defined amounts of purchase money indebtedness in connection with bona fide acquisitions.

The Notes include customary Events of Default and provide that the Buyers may require the Company to redeem (regardless of whether the Event of Default has been cured) all or a portion of the Notes at a redemption premium of one hundred twenty-five (125%) percent, multiplied by the greater of the conversion rate and the then current market price. The Buyers may also require redemption of the Notes upon a Change of Control (as defined) at a premium of one hundred twenty-five (125%) percent.

The Warrants have a five year term and are exercisable into a number of shares of Common Stock equal to approximately eighty (80%) percent of the number of shares of Common Stock the Buyers would receive if the Notes were fully converted upon the date of issuance of the Notes. The Warrants are exercisable at $0.75 per share (150% of the conversion price of the Notes) subject to full ratchet anti-dilution protection. The Warrants will be exercisable on a cashless basis if a registration statement is not effective covering the resale of the underlying Warrant Shares.

Conversion of the Notes and exercise of the Warrants are each subject to a blocker provision which prevents any holder from converting or exercising, as applicable, the Notes or the Warrants, into shares of Common Stock if its beneficial ownership of the Common Stock would exceed 4.99% (subject to adjustment not to exceed 9.99%) of the Company’s issued and outstanding Common Stock (each, a “Blocker”).

The Company is required to file, within thirty (30) days of the Closing, a registration statement covering one hundred fifty (150%) percent of the maximum number of shares, underlying the Notes and Warrants pursuant to a registration rights agreement with the Buyers (the “Registration Rights Agreement”).

As a condition to the closing of the Financing, each Buyer, severally, will be required to execute a leak-out agreement (each, a “Leak-Out Agreement”) restricting such Buyer’s sale of shares of Common Stock underlying the Notes and Warrants on any Trading Day to not more than such Buyer’s pro rata allocation of the greater of (x) sales with net proceeds of an aggregate of $20,000 or (y) twenty-five (25%) percent of the daily average trading volume of the Company’s Common Stock. If after the closing of the Financing there is no Event of Default under the Notes, the VWAP of the Company’s Common Stock for three (3) trading days is less than $0.15 per share, the Company may further restrict the Buyers from selling at less than $0.15 per share; provided that the portion of the Notes subject to redemption on each Installment Date shall thereafter double.

Roth Capital Partners, LLC (“Roth”), as the Company’s exclusive placement agent, will receive a cash commission for this transaction equal to eight (8%) percent of the total gross proceeds of the offering and the issuance of five-year warrants to purchase eight (8%) percent of the shares of Common Stock issued or issuable in this offering (excluding shares of Common Stock issuable upon exercise of any Warrants issued to investors); however, will receive eight (8%) percent of any cash proceeds received from the exercise of any Warrants sold in the offering with an expiration equal to or less than twenty-four (24) months.

Amendment of Trade Facility Agreement

On November 16, 2017, SkyPharm signed an amended agreement with Synthesis Structured Commodity Trade Finance Limited that increased the maximum aggregate facility limit from €2,000,000 to €6,000,000. All other terms of the original agreement remain the same (see Note 8).

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

We are currently focusing our existing operations on expanding the business of our subsidiaries, SkyPharm (Greece) and Decahedron (UK), in order to become an international pharmaceutical company. The Company’s focus will be on Branded Pharmaceuticals, Over-the-Counter (OTC) medicines, and Generic Pharmaceuticals. The Company also intends to expand into Cosmetic-Beauty Products as well as Food Supplements and targets areas where we can build and maintain a strong position. The Company uses a differentiated operating model based on a lean, nimble and decentralized structure, with an emphasis on acquisitions of established companies and our ability to maintain better pharmaceutical assets than others. This operating model and the execution of our corporate strategy are designed to enable the Company to achieve sustainable growth and create added value for our shareholders. In particular, we look to enhance our pharmaceutical and over-the-counter product lines by acquiring or licensing rights to additional products and regularly evaluate selective company acquisition opportunities.

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

On May 20, 2016, the Company entered into a Non-Binding Memorandum of Understanding with Doc.Pharma SA to purchase Doc.Pharma SA for a combination of cash and stock to be agreed upon. Doc.Pharma SA is controlled by Grigorios Siokas, the Company’s CEO. The Memorandum of Understanding is subject to the Company’s completion of due diligence and expired on December 31, 2016, and has not been formally renewed or extended, however is being pursued.

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

On November 16, 2016, the Company entered into a Stock Purchase Agreement (the “Medihelm SPA”) with Medihelm Pharmaceutical Wholesellers SA (“Medihelm”), Konstantinos Metsovitis (the “Medihelm Stockholder”) and Eleni Metsovitis. The SPA provides for the following:

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

The Company, for the nine months ended September 30, 2017, has recorded total revenues of $19,775,398 and has incurred expenses of approximately $18,156,795, in connection with these operations. There can be no assurance that we will ever raise the required capital necessary to effectuate our business plan; and even if we do, there is no assurance that we will ever commence or successfully develop this line of business.

Results of Operations

Three Months Ended September 30, 2017 versus September 30, 2016

For the three months ended September 30, 2017, the Company had a net loss of $198,171 on revenue of $9,546,951, versus a net loss of $94,613 on revenue of $1,414,503 for the three months ended September 30, 2016.

Revenue

The Company had revenue for the three months ended September 30, 2017 of $9,546,951, versus revenue of $1,414,503 for the three months ended September 30, 2016. This increase is mainly because of the organic growth attributed to our subsidiary, SkyPharm, which continued even more aggressively during the three months ended September 30, 2017, as well as through the additional revenue source from our new subsidiary in the UK, Decahedron.

Operating Expenses

Total operating expenses for the three month period ended September 30, 2017 were $758,365, versus $175,919 during the three month period ended September 30, 2016. The approximate 331% increase in operating expenses in the three month period in 2017, against the corresponding period in 2016, is primarily attributed to the increase of the operational needs of our subsidiary SkyPharm, as well as to the addition of our new subsidiary Decahedron. Moreover, the increase of operating expenses is due to the increased stock compensation to consultants for delivering services to the Company.

Unrealized Foreign Currency losses

Additionally, we had an unrealized foreign currency loss of $51,474 for the three months ended September 30, 2017 such that our net comprehensive gain for the period was $249,645 versus the unrealized foreign currency loss of $16,622 for the nine months ended September 30, 2016 such that our net comprehensive loss for the period was $111,235.

Nine Months Ended September 30, 2017 versus September 30, 2016

For the nine months ended September 30, 2017, the Company had a net loss of $3,074,179 on revenue of $19,775,398, versus a net loss of $277,797 and revenue of $3,506,804 for the nine months ended September 30, 2016.

Revenue

The Company had revenue for the nine months ended September 30, 2017 of $19,775,398, versus revenue of $3,506,804 for the nine months ended September 30, 2016. This increase is mainly because of the organic growth attributed to our subsidiary, SkyPharm, which continued even more aggressively during the nine months ended September 30, 2017, as well as through the additional revenue source from our new subsidiary in the UK, Decahedron.

Operating Expenses

Total operating expenses for the nine month period ended September 30, 2017 were $4,383,623, versus $473,249 during the nine month period ended September 30, 2016. The approximate 826% increase in operating expenses in the nine month period in 2017, against the corresponding period in 2016, is primarily due to the result of the Company’s assessment, 100% of the goodwill of $1,949,884 was recorded as an impairment of goodwill along with an approximately $433,000 increase in stock compensation to consultants for delivering services and amortization of employee stock options to the Company and a $434,000 increase in acquisition costs related to the letter of intent for the acquisition of CC Pharma GmbH.

Unrealized Foreign Currency losses

Additionally, we had an unrealized foreign currency loss of $178,151 for the nine months ended September 30, 2017 such that our net comprehensive loss for the period was $3,252,330 versus the unrealized foreign currency loss of $38,185 such that our net comprehensive loss for the period was $315,982 for the nine months ended September 30, 2016.

Liquidity and Capital Resources

At September 30, 2017, the Company had a working capital deficit of $3,546,938 and $2,234,720 as of December 31, 2016. This increase in the working capital deficit is primarily attributed to the increase in notes payable that are outstanding as of September 30, 2017.

At September 30, 2017, the Company had cash of $1,352,172 versus $716,590 as of December 31, 2016. For the nine months ended September 30, 2017, net cash used in operating activities was $5,739,560 versus $1,235,021 net cash used in operating activities for the nine months ended September 30, 2016. The variation in the use of cash is mainly attributed to the loss on goodwill of $1,949,884 offset by an increase in inventory, prepaid expenses and accounts receivable in the nine month period ended September 30, 2017.

During the nine month period ended September 30, 2017, there was $26,933 net cash provided by investing activities versus $11,880 used in investing activities during the nine months ended September 30, 2016. This increase in net cash from investing activities is attributed mainly to the cash received from the acquisition of Decahedron that took place within the nine month period ended September 30, 2017

During the nine month period ended September 30, 2017, there was $6,617,777 of net cash provided by financing activities versus $1,630,248 provided by financing activities during the nine month period ended September 30, 2016. This variation was primarily because of the increase in financing activities of our subsidiary in Greece, SkyPharm.

We anticipate using cash in our bank account as of September 30, 2017, cash generated from the operations of the Company and its operating subsidiary and from debt or equity financing, or from a loan from management, to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we may lose the qualification for quotation and our securities would no longer trade on the over the counter markets. Further, as a consequence we would fail to satisfy our reporting obligations with the Securities and Exchange Commission (“SEC”), and investors would then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

Off Balance Sheet Arrangements

As of September 30, 2017 there were no off balance sheet arrangements.

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

Changes in Internal Controls Over Financial Reporting

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Subsequent Events

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description

10.1	Agreement between Synthesis Structured Commodity Trade Finance and SkyPharm S.A. dated November 16, 2017

31.1	Certification of CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

Cosmos Holdings Inc.

Date: November 20, 2017	By:	/s/ Grigorios Siokas
Grigorios Siokas
Chief Executive Officer (Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer )

In accordance with the Exchange Act, this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Grigorios Siokas	Chief Executive Officer	November 20, 2017
Grigorios Siokas	(Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer) and Director

/s/ Dimitrios Goulielmos	Director	November 20, 2017
Dimitrios Goulielmos
/s/ John J. Hoidas	Director	November 20, 2017
John J. Hoidas

/s/ Demetrios G. Demetriades	Secretary and Director	November 20, 2017
Demetrios G. Demetriades

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Agreement between Synthesis Structured Commodity Trade Finance and SkyPharm S.A. dated November 16, 2017

31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

