Form 10-K
period 2017-12-31
Cosmos Holdings Inc.
filed 2018-04-17
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter $18,242,003 as of June 30, 2017.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 12,825,408 as of April 17, 2018.

FORWARD-LOOKING STATEMENTS

Statements contained or incorporated by reference in this document contain information that includes or is based on "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, of the Exchange Act. These statements, including estimates of future revenues, future expenses, future net income and future net income per share, contained in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is included in this document, are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed results of operations. We have tried, whenever possible, to identify such statements by words such as "believes," "expects," "anticipates," "intends," "estimates," "plan," "projected," "forecast," "will," "may" or similar expressions.

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

As a result of the reverse take-over transaction, Amplerissimo became our wholly-owned subsidiary. On August 1, 2014, Amplerissimo formed SkyPharm S.A. a Greek corporation ("SkyPharm"), a subsidiary that focuses on pharmaceutical products. As of July 22, 2015, the Hellenic Ministry of Health and more specifically the National Organization for Medicines granted the Company a license for the wholesale of pharmaceutical products for human use. The license is valid for a period of five years and pursuant to the EU directive of (2013/C343/02). SkyPharm is subject to the Guidelines of the Good Distribution Practices of the European Union (the "Good Distribution Practices") for the sale and distribution of medical products for human use. SkyPharm believes it has properly incorporated all the methodologies, procedures, processes and resources in order to be in accordance with the guidelines of the Good Distribution Practices. Our warehouse has been equipped with the proper equipment, specifically with the proper shelves, working tables, medicines, cold fridge and barcode machines to comply with all requirements. In addition, our headquarters have also been equipped with the proper office equipment, specifically with the bureau tables, chairs and the terminals for each one working station, as well as central hardware systems (Servers) and software programs (ERP & CRM platforms) that are essential for the efficient running of the business are already installed and in place. The Company commenced sales of pharmaceutical products in the beginning of November 2015.

In February 2017, we completed the acquisition of Decahedron Ltd., a United Kingdom Company. The principal activity of Decahedron is the same as the business of SkyPharm. It is the trading of branded and generic pharmaceutical products and medicines across mainly the European Union member states. Decahedron buys from pharmacies and other wholesale pharmaceutical companies and resells these products mainly to other EU countries. Thus, SkyPharm and Decahedron are each an operator and the mechanisms between the supply and demand sides in the wholesale market. The Company could be characterized as the middle ring of this distribution channel. Decahedron received its Wholesale Distribution Authorization for human use on November 7, 2013, from the UK Medicines and Healthcare Products Regulatory Agency (MHRA) in accordance with Regulation 18 of the Human Medicines Regulations 2012 (SI 2012/1916) and it is subject to the provision of those Regulations and the Medicines Act 1971. This license will continue to remain in force from the date of issue by the Licensing Authority unless cancelled, suspended, revoked or varied as to the period of its validity or relinquished by the authorization holder.

We are currently focusing our existing operations on expanding the business of SkyPharm and Decahedron and have concentrated our efforts on becoming an international pharmaceutical company. The Company's focus is on Branded Pharmaceuticals, Over-the-counter (OTC) medicines and Generic Pharmaceuticals. The Company also intends to expand into Cosmetic-Beauty Products, as well as Food Supplements and we target areas where we can build and maintain a strong position. The Company uses a differentiated operating model based on a lean, nimble and decentralized structure, an emphasis on low risk license acquisition as well as Research & Development and our ability to be better owners of pharmaceutical assets than others. This operating model and the execution of our Corporate Strategy are enabling the company to achieve sustainable growth and create shareholder value.

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

We believe that the demand for reasonably-priced medicines, delivered in the highest quality, and constantly matching the requirements of reliable and comprehensive medical care, is set to increase in the years to come, with the population’s increasing life expectancy. With our product portfolio of non-patented and patented medicines, we contribute to the optimization of efficient medicinal care, and thereby to lowering costs both for health insurance funds and companies and for patients.

We assess the foreseeable development of the Company as being positive. We believe the pharmaceutical sector offers a large growth potential in the European trade market of medicines, if service, price and quality are strictly directed to-wards the customer requirements. We will continue to encounter the competition in the market by service, reliability and a high level of quality. On the procurement side we can access a wide range of supply possibilities. To minimize business risks we diversify our sources of supply Europe wide. We secure our high quality demands through careful supplier qualification and selection as well as active supplier management.

Business Environment

The Company conducts its business within the pharmaceutical industry and is active in both of the pharmaceutical markets branded and generic pharmaceutical products.

The pharmaceutical industry is a highly competitive and is subject to comprehensive government regulations. Many factors may significantly affect the Company's sales of its products, including, but not limited to, efficacy, safety, price and cost-effectiveness, marketing effectiveness, product labeling, quality control and quality assurance as well as our research and development of new products. To compete successfully for business in the healthcare industry, the Company must demonstrate that its products offer medical benefits as well as cost advantages. Currently, most of the products that the Company is trading, compete with other products already on the market in the same therapeutic category, and are subject to potential competition from new products that competitors may introduce in the future.

Generic medicines are the pharmaceutical and therapeutic equivalents of branded pharmaceutical products and are generally marketed under their generic (chemical) names rather than by brand names. Typically, a generic drug may not be marketed until the expiration of applicable patent(s) on the corresponding branded product, unless a resolution of patent litigation results in an earlier opportunity to enter the market. Generic drugs are the same as branded products in dosage form, safety, efficacy, route of administration, quality, performance characteristics and intended use, but they are sold generally at prices below those of the corresponding branded products. Generic drugs provide a cost-effective alternative for consumers, while maintaining the same high quality, efficacy, safety profile, purity and stability of the branded product. We are not currently active yet in this market, we intend to sell generic products primarily in the European Market across multiple therapeutic categories in the near term.

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

Corporate Strategy

The main strategy initiative is focused on continuing our progress in becoming a Global Specialty Pharmaceutical Company Through the development of a lean and efficient operating model, we are committed to serving our customers while continuing to innovate and provide products that make a difference in the lives of patients. We strive to maximize our shareholders' value by adapting to market realities and customer needs.

We are committed to driving organic growth at attractive margins by improving execution, optimizing cash flow and leveraging our strong market position, while maintaining a streamlined cost structure throughout each of our businesses. Recently we began to reorganize to further align our organization to our customer’ needs in a more seamless and unified way, while supporting corporate strategy and accelerating growth. Implementing this disciplined, focused strategy has allowed us to significantly expand our business, and we believe we are well-positioned to grow revenue and increase operating income through the execution of the following key elements of our business strategy:

Specific areas of management's focus include:

-

Optimize and Grow Our Pharmaceutical Sourcing and Distribution Businesses. We believe we are well-positioned in size and market breadth to continue to grow our trading businesses as we invest to improve our operating and capital efficiencies. Sourcing and distribution, including specialty pharmaceuticals, anchors our growth and position in the pharmaceutical supply channel as we provide superior services and deliver value-added products, which improve the efficiency and competitiveness of healthcare providers, thus allowing the pharmaceutical supply channel to better deliver healthcare to patients.

-	Branded & Over the Counter Pharmaceuticals: Accelerating performance of growth drivers, increasing the profitability from high demand brands and investing in key pipeline development opportunities.

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

-	Health Products & Food Supplements: Investing in high growth business segments with durable revenue streams and where possible and capable geographical expansion and penetration.

-	Nutraceuticals: Investing in high growth business segments with durable revenue streams and where possible and capable geographical expansion and penetration.

-

Research & Development: Committed to strategic R&D across each business unit with a particular focus on pharmaceutical and nutraceutical products with inherently lower risk profiles and clearly defined regulatory pathways.

-

Acquisitions: Seeking to identify incremental development growth opportunities through acquisitions and product licensing. In addition to a focus on organic growth drivers, we are also actively pursuing accretive acquisitions that offer long-term revenue growth, margin expansion through synergies and the ability to maintain a flexible capital structure.

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

Sales and Marketing

The majority of our products are represented directly and indirectly through a dedicated sales force team. Our sales force targets mainly wholesale distributors and other healthcare providers. We sell our products principally through independent wholesale distributors, but we also sell directly to other healthcare providers such as; clinics, government agencies, independent retail and specialty pharmacies and independent specialty distributors. Customer service representatives are centralized in order to respond to customer needs in a timely and effective manner.

We believe this corporate strategy will allow us to maximize both the growth rate and profitability of the Company and at the same time to enhance shareholder value.

Products & Services

The current principal activity of SkyPharm is the trading of branded and generic pharmaceutical products and medicines across the European Union member states. SkyPharm operates as a buyer from wholesale pharmaceutical companies and as a reseller to other companies. The principal activity of Decahedron is the same as the business of SkyPharm. It is the trading of branded and generic pharmaceutical products and medicines across mainly the European Union member states. Decahedron buys from pharmacies and other wholesale pharmaceutical companies and resells these products mainly to other EU countries. Thus, SkyPharm and Decahedron are each an operator and the mechanism between the supply and demand sides in the wholesale market. The Company could be characterized as the middle ring of this distribution channel.

The operational business life cycle performed by the Company could be described as follows:

a.	Searching and analyzing within market the demand and price of medicines;

b.	Demand list placement by the clients including specific medicines, volumes and prices;

c.	Research availability of the demanded medicines in the market;

d.	Choosing the appropriate supplier based upon available medicines and volumes;

e.	Order placement by the client;

f.	Checking control of the relevant authorities;

g.	Purchase of the medicines from the wholesaler;

h.	Assortment and storage of the medicines in the Company's facilities;

i.	Packaging the medicines according to the buyer's order list;

j.	Delivery of the medicines to clients facilities; and

k.	Direct payment for the shipment.

We believe that the entire aforementioned product life cycle would take approximately three weeks to one month, from the demand list to the payment for the shipment.

Our subsidiaries SkyPharm and Decahedron trade over 400 different types of pharmaceutical products with the principal products being the following:

Product Description	Percentage of Total Current Sales	Treatment
SYMBICORT TURB.	3.61%	Relief of asthma symptoms
ASCENCIA CONTOUR	3.00%	Diabetes Care
Xeplion PF	2.19%	Antipsychotic

We are formulating a broader and more diversified pharmaceutical product portfolio and a greater selection of targets for potential development. We target products with limited competition for reasons such as trading complexity or the market size, which make our pharmaceutical products a key growth driver of our portfolio and complementary to other product offerings.

Amplerissimo was the owner of SkyPharm which is now a wholly-owned subsidiary of Cosmos Holdings. The information technology business of Amplerissimo is not a priority of the Company and we are not currently pursuing such business. The Company is focusing its efforts in expanding the pharmaceutical trading business.

Customers

Through our subsidiaries, SkyPharm and Decahedron, we primarily sell pharmaceutical products directly to a limited number of large wholesale drug distributors who, in turn, supply-sell the products to other wholesalers, hospitals, pharmacies, governmental agencies across the European Union member states. Total revenues from the customers that accounted for 10% or more of our total consolidated revenues during the years ended December 31, 2017 & 2016 are as follows:

	2017	2016
MPA Pharma GmbH	27.97%	39.61%
Beragena Arzneimittel GmbH	10.98%	5.05%
Farmakeftiko Kenro S.A.	1.42%	12.88%
Dr. Fisher Pharma B.V.	10.94%	5.34%

No other customer generated over 10% of our total revenues.

We have a diverse customer base that includes wholesalers and retail healthcare providers. We make a significant amount of our sales to a relatively small number of pharmaceutical wholesalers. These customers represent an essential part of the distribution chain of our products. Pharmaceutical wholesalers have undergone, and are continuing to undergo, significant consolidation in a worldwide basis. This consolidation resulted in these groups gaining additional purchasing leverage and consequently increasing the product pricing pressures facing our business.

Geographic Markets

All of our revenues are generated from operations in the European Union or otherwise earned outside the U.S. All of our foreign operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls, fluctuations in the relative values of currencies, political and economic instability and restrictive governmental actions including. Our geographical market sales distribution of our total consolidated revenues during the years ended December 31, 2017 and 2016 are as follows:

	2017	2016
Germany	49.66%	49.42%
United Kingdom of England	16.18%	16.19%
Netherlands	14.80%	8.35%
Greece	6.78%	19.07%
Ireland	4.77%	4.49%
Denmark	3.35%	0.00%
Poland	2.51%	2.30%
Italy	1.24%	0.07%
Jordan	0.07%	0.00%
France	0.56%	0.00%
Sweden	0.03%	0.11%
FYROM	0.02%	0.00%
Bulgaria	0.01%	0.00%
Portugal	0.02%	0.00%
Total	100.00%	100.00%

We currently sell the products to wholesalers through our own sales force. We do not sell directly to large drug store chains or through distributors in countries where we do not have our own sales staff. As part of our sales marketing and promotion program, we use direct advertising, direct mailings, trading techniques, direct and personal contacts, exhibition of products at medical conventions and sponsor medical education symposia.

Suppliers

We obtain pharmaceuticals and over the counter pharmaceutical products directly from manufacturers and other wholesalers of pharmaceutical products, three of which set forth below, each accounted for more than 10% of our purchases in the fiscal year ended December 31, 2017. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable since we are committed to be the primary source of pharmaceutical products for a majority of our customers. We believe that our relationships with our suppliers are strong. The 10 largest suppliers in fiscal year ended December 31, 2017 accounted for approximately 93% of our purchases.

	2017	2016
Medihelm Farmakapothiki S.A	35.86%	10.82%
Doc Pharma S.A	18.80%	49.63%
Nikolaos Katsinoulas Farmakapothiki S.A	13.35%	8.75%

During the year ended December 31, 2017, Medihelm S.A is considered to be a related party entity to the Company due to the fact that the managing director of Medihelm is the mother of Nikolaos Lazarou, the director of our UK subsidiary, Decahedron.

During the years ended December 31, 2017 and 2016, DOC Pharma S.A is considered to be a related party entity to the Company due to the fact that the managing director of DOC Pharma is the wife of Mr. Grigorios Siokas, the Company’s CEO, who also served as the principal of DOC Pharma SA in the past.

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

As far as Amplerissimo is concerned we face significant competition delivering data mining, statistical data analysis, research and analysis, negotiating services, credit risk analysis, credit management, conducting case studies, introduction services, e-commerce consulting, marketing management consulting, expansion strategies consulting, information systems consulting, and business management software consulting services. Therefore, the Company is less focused on developing the information technology of Amplerissimo, as compared with the pharmaceutical businesses of the other subsidiaries.

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

Information Systems

The Company operates its full-service wholesale pharmaceutical distribution facilities in the Europe on one primary enterprise resource planning ("ERP") system that provides for, among other things, electronic order entry by customers, invoice preparation and purchasing, and inventory tracking. We are currently making significant investments to enhance and upgrade the ERP system.

Additionally, we are improving our entity-wide infrastructure environment to drive efficiency, capabilities, and speed to market. We will continue to invest in advanced information systems and automated warehouse technology. For example, in an effort to comply with future pedigree and other supply chain custody requirements we expect to continue to make significant investments in our secure supply chain information systems.

The Company processes a substantial portion of its purchase orders, invoices, and payments electronically. However, it continues to make substantial investments to expand its electronic interface with its suppliers. The Company has integrated warehouse operating system, which are used to manage the majority of transactional volume. The warehouse operating system has improved the distribution services productivity and operating leverage.

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

Our business is mainly the trading of branded and generic pharmaceutical products and medicines within the EU member states. In order to be able to operate our business, we need to comply with EU regulations, as well as EU member states regulations that govern various operations of our business. The most important government regulation that applies in our business is the granting to our companies SkyPharm and Decahedron of the Authorization for Wholesale Distribution of Medicinal Products for human use. In order for this Authorization to be granted the companies need to always comply with certain Good Distribution Practices (GDP) that mainly assure the proper storage, handling, distribution and trade of the pharmaceutical products.

SkyPharm received its Authorization for the Wholesale Distribution of Medical Products for humans use on July 22, 2015, from the Hellenic Republic National Organization for Medicines in accordance with Law 1316/1983, and the inspection by the National Organization for Medicines dated July 16, 2015 in accordance with the Guidelines 2013/C31/01. The license is valid for five years and expires on July 22, 2020.

Decahedron received its Wholesale Distribution Authorization for human use on November 7, 2013, from the UK Medicines and Healthcare Products Regulatory Agency (MHRA) in accordance with Regulation 18 of the Human Medicines Regulations 2012 (SI 2012/1916) and it is subject to the provisions of those Regulations and the Medicines Act 1971. This License will continue to remain in force from the date of issue by the Licensing Authority unless cancelled, suspended, revoked or varied as to the period of its validity or relinquished by the authorization holder.

Patents, Trademarks, Licenses and Proprietary Property

We have developed or acquired various proprietary products, licenses, processes, software, and other intellectual property that are used either to facilitate the conduct of our business or that are made available as products or services to customers.

As of July 22, 2015 the Company has acquired the license for the wholesale of pharmaceutical products for human use by the Hellenic Ministry of Health and more specifically the National Organization for Medicines. The license is valid for a period of five years and pursuant to the EU directive of (2013/C 343/01) the Company is subject to fulfill the Guidelines of the Good Distribution Practices of medical products for human use. In addition, Decahedron has a license for the wholesale of pharmaceutical products in the United Kingdom issued by the Medicines and Healthcare Products Regulatory Agency (MHRA).

At present, besides the above licenses we do not have any intellectual property or other licenses, including, but not limited to, patents, trademarks, franchises, concessions, and royalty agreements or other proprietary interests.

We rely on confidentiality agreements with our employees, consultants and other parties to protect, among other things, trade secrets and other proprietary technology. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop equivalent proprietary information or that other third parties will not otherwise gain access to our trade secrets and other intellectual property

Employees

As of December 31, 2017, the Company had one full-time employee. On October 1, 2016, the Company entered into an Employment Agreement with Konstantinos Vassilopoulos to act as the Company’s US Finance Manager. In addition, our Chairman, CEO and CFO, Mr. Grigorios Siokas, provides services to the Company, but is under no employment agreement or similar contract and is not being compensated for these services.

As of December 31, 2017, our Subsidiaries in Greece and Cyprus have 38 full time employees in total, out of which 5 are engaged in the sales department, 3 in exports, 3 in the purchase department, 3 in the marketing department, 12 in logistics/warehouse services & transportation works, 2 in pharmacy and quality assurance, 4 in the accounting department, 5 in the finance & development department and 1 in the IT department. Our employees are not members of any unions. We consider our relations with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.

As of December 31, 2017, our Decahedron subsidiary had two employees.

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

Product Insurance

We have insurance in place for our warehouses and the products in stock against any damage or theft, but we do not insure our products after the sale, since we are working under an Ex-works policy, and thus our clients are responsible for the transportation and the insurance of the products against any damage. In the future, we will continue to reevaluate our decision and may purchase product liability insurance to cover some of or all of our product liability risk.

Research and Development Expenditures

The Company, entered into a Research & Development agreement with Doc Pharma S.A., a pharmaceutical manufacturer company, certified under Good Manufacturer Practices (GMP), outlines the development and contract manufacturing of Cosmos Holdings' complete line of Nutraceutical Products. Doc Pharma S.A. is a GMP licensed related party contract manufacturer with production facilities in Athens, Greece. Under the agreement, Doc Pharma S.A. will provide its services to research, develop formulation, complete product registration, design product packaging, and provide market-ready products. Production is expected to begin in 2018 and the first sales are expected to start in the second quarter of 2018.

Subsidiaries

As of year-end, the Company's subsidiaries were SkyPharm S.A. based in Greece, Amplerissimo Ltd based in Cyprus and Decahedron ltd based in United Kingdom of England.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company rents four corporate offices:

•

US Office corporate office is located at 141 W. Jackson Blvd, Suite 4236, Chicago, Illinois 60604. Beginning in January 2015, the monthly rent expense is $709, which has been paid through December 31, 2017. The lease expired as of May 31, 2017, however, the Company has negotiated and entered into a two-year amendment to that lease that commenced as of June 1, 2017 through May 31, 2019. The monthly rate from June 1, 2017 through May 31, 2018 is $709 per month and increases to $730 per month from June 1, 2018 through May 31, 2019.

•

The Cyprus office of Amplerissimo is located at 9, Vasili Michaelidi Street, 3026, Limassol, Cyprus. The Company had a one year lease which commenced on July 29, 2013 and was last renewed through July 2018 at the rate of €110 ($124) per month.

•

The Greece office of SkyPharm is located at 5, Agiou Georgiou Street, 57001, Pylaia, Thessaloniki, Greece. The Company has a six year lease which commenced on September 1, 2014 at the rate of €4,325 (approximately $4,802) per month. Beginning May 2017, the Company last amended their original lease including additional square footage within this building at an additional cost of €3,425 ($3,792) per month. As a result, the total monthly lease amount is now €7,750 ($8,758) per month.

•

The offices of Decahedron are located at Unit 11 Spice Green Centre, Flex Meadow, Harlow, CM19, 5TR, Essex, U.K. for which we pay approximately ₤1,908 ($2,470) per month, under a one-year amendment to a lease dated October 25, 2011, which commenced on October 25, 2016 and expires on October 24,2021. Rent expense from the date of acquisition through December 31, 2017 was ₤20,992 ($27,180).

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted through various over-the-counter systems at various times since 2009. Our common stock is currently quoted on the OTC QB under the symbol "COSM," but there is a limited public trading market for our common stock. The liquidity of our shares on the OTC QB is limited and prices quoted may not be a reliable indication of the value of our common stock. The quotations do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The following table sets forth the range of reported high and low closing bid quotations for our common stock for the fiscal quarters indicated as reported by the OTC BB or the OTC QB, as applicable (as adjusted, for periods prior to November 21, 2017, for the 1 for 10 reverse stock split we completed on such date). The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low

Year Ended December 31, 2016
March 31, 2016	$8.00	$3.20
June 30, 2016	8.00	3.33
September 30, 2016	7.00	4.50
December 31, 2016	8.20	3.51

Year Ended December 31, 2017
March 31, 2017	9.40	7.40
June 30, 2017	8.70	4.01
September 30, 2017	6.60	4.20
December 31, 2017	10.65	4.51

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

Holders of Our Common Stock

As of December 31, 2017, we had 12,825,408 shares of our common stock issued and 12,666,704 shares outstanding, held by approximately 135 stockholders of record. The number of record holders may not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Presentation of Information

As used in this prospectus, the terms “we,” “us” “our” and the “Company” mean Cosmos Holdings Inc. unless the context requires otherwise. The following discussion and analysis should be read in conjunction with our audited (and unaudited) financial statements and the related notes that appear elsewhere in this prospectus. All dollar amounts in this registration statement refer to U.S. dollars unless otherwise indicated.

Overview

On September 27, 2013, the Company closed a reverse take-over transaction pursuant to which it acquired a private company whose principal activities are the trading of products, providing representation, and provision of consulting services to various industries. Pursuant to a Share Exchange Agreement between the Company and Amplerissimo Ltd. ("Amplerissimo"), a company incorporated in Cyprus, we acquired 100% of Amplerissimo's issued and outstanding common stock. On November 14, 2013, we changed our name to Cosmos Holdings Inc.

On August 25, 2017, we received shareholder and board approval for a reverse stock split of our common stock on the basis of issuing one (1) share of common stock in exchange for each ten (10) shares of common stock issued and outstanding. On November 21, 2017, the reverse stock split was made affective by FINRA.

The Company, through its subsidiaries, is operating within the pharmaceutical industry and in order to compete successfully in the healthcare industry, must demonstrate that its products offer medical benefits as well as cost advantages. Currently, most of the products that the Company is trading, compete with other products already on the market in the same therapeutic category, and are subject to potential competition from new products that competitors may introduce in the future.

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

On May 20, 2016, the Company entered into a Non-Binding Memorandum of Understanding with Doc. Pharma SA to purchase Doc. Pharma SA for a combination of cash and stock to be agreed upon. Doc. Pharma SA is controlled by Grigorios Siokas, the Company’s CEO. DOC Pharma SA located in Thessaloniki, Greece, is an ISO certified and licensed GDP (Good Distribution Practices) wholesaler of pharmaceutical products. It is the owner of numerous licenses of generic medicines and uses its own network of pharmaceutical sales representatives to communicate its products with doctors. The Company also trades prototype medicines, food supplements and cosmetics. Closing of the transaction is subject to execution of definitive exchange agreements, a full audit of DOC Pharma, satisfactory completion of due diligence of DOC Pharma, tax and legal consideration and other customary closing conditions. The Memorandum of Understanding expired on December 31, 2016, and has not been formally renewed or extended, however is being pursued.

The following significant events and transactions occurred during 2017 and through the date of the filing of this Annual Report on Form 10-K:

The Company for the period ended December 31, 2017 has recorded total revenues of $30,013,378 with costs of revenues of $28,057,111 and has incurred operating expenses of approximately $6,828,588 in connection with these operations. The Company borrowed an aggregate of $13,294,414 in loans as of December 31, 2017.

On November 17, 2016, Cosmos Holdings Inc. entered into a Stock Purchase Agreement (the “Decahedron SPA”) with Decahedron and the shareholders of Decahedron. The terms of the Decahedron SPA provided that the Company would acquire all of the issued and outstanding shares of Decahedron. In exchange for the shares of Decahedron, the Company will issue to the Decahedron shareholders an aggregate amount of 170,000 shares of the Company’s common stock. The Decahedron SPA provided that following the closing of the transaction, the principal and majority shareholder of Decahedron, Nicholas Lazarou would be retained as a Director and COO of Decahedron. The Company consummated this transaction on February 10, 2017.

On November 11, 2016, the Company entered into a Memorandum of Understanding (the “CC Pharma MOU”)with CC Pharma GmbH (“CCP”), Dr. Thomas Weppelmann (“Weppelmann”) and Mrs. Alexandra Gerke (“Gerke” and together with Weppelmann, collectively referred to as (the “Stockholders”). The CC Pharma MOU provides that the Company intends to acquire all of the issued and outstanding shares of CCP from the Stockholders, payable in cash on a pro rata basis to the Stockholders based on their percentage ownership of CCP. The purchase price was not disclosed in the CC Pharma MOU and remains confidential. The CC Pharma MOU expired as of December 31, 2016.

On June 21, 2017, the Company signed a new Letter of Intent (LOI) to acquire the outstanding shares of CC Pharma GmbH, a leading re-importer of EU pharmaceuticals to Germany. Under the terms of the LOI, Cosmos Holdings holds the exclusive right to complete its due diligence process and complete the transaction by October 31, 2017. In connection with the non-binding LOI, the Company is required to pay a non-refundable fee of 400,000 Euros to CC Pharma GmbH in connection with the costs of due diligence and the exclusive right to negotiate the terms of the definitive agreements. On July 6, 2017, the Company paid the 400,000 Euros to CC Pharma GmbH. The Company did not enter into any definitive agreements by October 31, 2017. The Company makes no assurances that the parties will enter into any definitive agreements in the future.

As of October 3, 2017, the Company, entered into a Research & Development agreement with Doc Pharma S.A., a pharmaceutical manufacturer company, certified under Good Manufacturer Practices (GMP), outlines the development and contract manufacturing of Cosmos Holdings' complete line of Nutraceutical Products. Doc Pharma S.A. is a GMP licensed contract manufacturer with production facilities in Athens, Greece. Under the agreement, Doc Pharma S.A. will provide its services to research, develop formulation, complete product registration, design product packaging, and provide market-ready products. Production is expected to begin in 2018 and the first sales are expected to start in the second quarter of 2018.

On November 15, 2017, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (the “Buyers”) with which it had no prior relationship, pursuant to which the Company issued for a purchase price of $3,000,000, $3,350,000 in aggregate principal amount of Senior Convertible Notes (the “Notes”) to the Buyers, convertible into 670,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) at $5,00 per share and warrants to purchase an aggregate of 536,000 shares of Common Stock exercisable at $7.50 per share (the “Warrants”.)

On November 21, 2017, the Company effected a one-for-ten (1:10) reverse stock split whereby the Company decreased, by a ratio of one-for-ten (1:10) the number of issued and outstanding shares of Common Stock. Proportional adjustments for the reverse stock split were made to the Company’s outstanding stock options, and warrants including all share and per-share data, for all amounts and periods presented in the consolidated financial statements. All share and per share date in this Report gave retroactive effect to the reverse stock split unless otherwise noted.

Results of Operations

Year ended December 31, 2017 versus December 31, 2016

For the year ended December 31, 2017, the Company had a net loss of $6,209,768 on revenue of $30,013,378, versus a net loss of $601,002 on revenue of $6,775,436, for the year ended December 31, 2016.

Revenue

Revenue during the Company's twelve month period ended December 31, 2017, increased by 344% as compared to revenues in the period ended December 31, 2016. This increase is mainly because of the organic growth attributed to our subsidiary, SkyPharm, which continued the development of sales even more aggressively during the year ended December 31, 2017, as well as through the additional revenue from our newly acquired subsidiary, Decahedron, based in the United Kingdom of England.

Our future revenue growth will continue to be affected by various factors such as industry growth trends, including drug utilization, the introduction of new innovative brand therapies, the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers and the rate of conversion from brand products to those generic drugs, price increases and price deflation, general economic conditions in the member states of European Union, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third party reimbursement rates to our customers, and changes in government rules and regulations.

Cost of Revenue

For the twelve months ended December 31, 2017, we had direct costs of revenue of $28,057,111 associated to cost of goods sold versus $6,154,396 from the prior fiscal year ended December 31, 2016. Cost of revenue year over year increased by 356%.

Gross Profit

Gross profit for the year ended December 31, 2017 was $1,956,267 compared with the $601,040 for the year ended December 31, 2016. Gross profit increased by $1,355,227 or 255% from the prior fiscal year. The increase in the gross profit was primarily due to the increase of Company’s main revenue source of trading, sourcing and distribution of pharmaceutical products.

Operating Expenses

For the year ended December 31, 2017, we had general and administrative costs of $4,852,801, depreciation and amortization expense of $25,903 and goodwill impairment of $1,949,884 for a net operating loss of $4,872,321. For the year ended December 31, 2016, we had general and administrative costs of $794,099 and depreciation expense of $9,448 for a net operating loss of $202,507.

The approximate 750% increase in operating expenses in the year ended 2017, versus the prior year ended, is primarily due to the acquisition of Decahedron and the fact that 100% of the goodwill acquired, or $1,949,884, was fully impaired. In addition, there was an approximately $642,730 increase in stock compensation to consultants for delivering services and amortization of employee stock options, which are non-cash expenses. Additional increases in operating expenses are due to the increased operating resource needs from our subsidiaries SkyPharm and Decahedron, along with professional fees and other associated expenses in connection with being a public company, as well as increased expenditures for potential company acquisitions. Consulting, auditing and accounting expenses consistently constitute a critical bulk of operating costs for the activities of the Company. Moreover, the Company entered into a research and development agreement in the amount of $363,892 (€322,000) with an affiliated pharmaceutical manufacturer company, DOC Pharma, S.A., for the development and contract manufacturing a complete line of nutraceutical products.

Interest Expenses

For the year ended December 31, 2017, we had interest expense of $748,474, non-cash interest expenses of $886,483 related to the fair value of warrants for services and the amortization of debt discount and $2,592 of interest related to loans from related parties versus the year ending December 31, 2016 where we had interest expense of $206,014, of which $264 was interest related to loans from related parties and $16,063 was non-cash interest expense related to the amortization of debt discount.

Unrealized Foreign Currency losses

Additionally, we had an unrealized foreign currency loss of $334,766 for the year ended December 31, 2017 such that our net comprehensive loss for the period was $6,544,534 versus the unrealized foreign currency gain of $55,215 such that our net comprehensive loss for the period was $545,787 for the twelve months ended December 31, 2016.

Going Concern

The Company's consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net loss of $6,209,768 for the year ended December 31, 2017, and had an accumulated deficit of $7,211,987 as of December 31, 2017. The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Liquidity and Capital Resources

For the year ended December 31, 2017, the Company had a working capital deficit of $4,192,984 versus a working capital deficit of $2,234,720 as of December 31, 2016. This working capital deficit is primarily due to the increase of accounts payable and accrued expenses along with the increase of Notes payables in the year ended December 31, 2017.

At the end the year ended December 31, 2017, the Company had net cash of $782,853 versus $716,590 as of December 31, 2016. For the twelve months ended December 31, 2017, net cash used in operating activities was $8,760,141 versus $2,126,081 net cash used in operating activities for the twelve months ended December 31, 2016. The Company has devoted substantially all of its cash resources to apply its investment program to expand through organic business growth and, where appropriate, the execution on selective company and license acquisitions, and incurred significant general and administrative expenses to enable it to finance and grow its business and operations.

During the twelve months period ended December 31, 2017, there was $14,479 net cash used in investing activities versus $144,716 used in during the year ended December 31, 2016. This was primarily due to the increased purchase of fixed assets by SkyPharm offset by cash received in the acquisition of Decahedron.

During the twelve months period ended December 31, 2017, there was $9,291,089 of net cash and cash equivalents provided by financing activities versus $2,744,179 provided by financing activities during the twelve months period ended December 31, 2016.

We believe that our current cash in our bank account and working capital as of December 31, 2017 will satisfy our estimated operating cash requirements for the next twelve months. However, the Company will require additional financing in fiscal year 2018 in order to continue at its expected level of operations and potential acquisitions. If the Company is unable to raise additional funds in the future on acceptable terms, or at all, it may be forced to curtail its development activities.

We anticipate using cash in our bank account as of December 31, 2017, cash generated from the operations of the Company and its operating subsidiaries and from debt or equity financing, or from loans from management, to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obligated to provide these or any other funds.

Debt Obligations

Loan Facility. On August 4, 2016, SkyPharm entered into a Loan Facility Agreement, last amended on March 23, 2017, with Synthesis Peer-To-Peer Income Fund (the “Loan Facility” and the “Lender”). As of December 31, 2017, the outstanding balance under the Loan Facility was $2,592,986 and accrued interest expense of $221,657 has been recorded. Advances under the Loan Facility accrue interest at ten percent (10%) per annum from the applicable date of each drawdown and require quarterly interest payments. The Loan Facility permits prepayment and is due upon the earlier of (i) 75 days following demand of the Lender; or (ii) August 31, 2018. The Loan Facility is secured by a personal guaranty of Grigorios Siokas which is secured by a pledge of 1,000,000 shares of common stock of the Company owned by Mr. Siokas.

Bridge Loans

On March 16, 2017 and March 20, 2017, SkyPharm entered into Bridge Loans with Synthesis, with outstanding balances of $50,000 and $120,220 respectively, outstanding as of December 31, 2017. The Bridge Loans accrue interest at ten percent (10%) per annum and matured on May 16, 2017 and May 20, 2017, respectively. On May 5, 2017, SkyPharm entered into a loan agreement with Synthesis which accrues interest at ten percent (10%) per annum and matured on September 30, 2017, with a balance of $34,745 owed at such date.

Trade Facility Agreements

On April 10, 2017, Decahedron entered into a twelve-month Trade Finance Facility Agreement with Synthesis Structured Commodity Trade Finance Limited (“Synthesis Structured”) which provides a funding of up to $2,941,500 served against Decahedron’s receivables from the sale of branded and generic pharmaceutical sales. The Trading Facility Agreement is calculated at 95% of the agreed upon value of Decahedron’s receivables and is guaranteed by the Company under a Cross Guarantee and Indemnity Agreement. Decahedron paid two percent (2%) of the maximum principal amount as an origination fee, a one percent (1%) monthly fee and as of September 30, 2017, had not drawn down on the filing.

On May 12, 2017, SkyPharm entered into a Trade Finance Facility Agreement (the “SkyPharm Facility”) with Synthesis Structured for a facility of up to $2,282,200 secured against SkyPharm receivable. The terms of this facility are the same as the Decahedron Trade Facility; however, in the event the subsidiary’s receivables become uncollectible, the Company will be obligated to repay the Notes in full. As of December 31, 2017, the draw in the SkyPharm Facility was $5,596,910 with $376,082 in accrued monthly fees. On November 16, 2017, the Company signed an amendment for the additional proceeds borrowed, as well as the permit for the Senior Convertible Note Offering on that date.

Senior Convertible Notes

On November 15, 2017, the Company entered into a Securities Purchase Agreement (the “SPA”) with two institutional investors pursuant to which the Company issued on November 16, 2017, for a $3,000,000 purchase price, $3,350,000 in aggregate principal amount of Senior Convertible Notes (the “Notes”) convertible into 670,000 shares of Common Stock at $5.00 per share and five-year Warrants to purchase an aggregate of 536,000 shares of Common Stock exercisable at $7.50 per share. The Company received net proceeds of $2,686,000 after deduction of offering costs. On February 20, 2018, the Company entered into two separate Amendment and Exchange Agreements (“Exchange Agreements”) with the two institutional investors for new senior convertible notes (“New Notes”) in exchange for existing notes. Each New Note is identical in all material respects to the Existing Note, except that (i) the New Note shall not be convertible into shares of the Company’s common stock (the “Common Stock”) until April 20, 2018, (ii) all future cash installment payments under such New Note will be made at a redemption price equal to 112% of the applicable installment amount, (iii) the Company’s existing obligation to initially deliver pre-delivery shares of its common stock to the holder of such New York Note is deferred until April 20, 2018, and (iv) at any time on or before June 20, 2018, the Company has the right, at its option, to redeem all, or any part, of the amounts then outstanding under such New Note in cash at redemption price equal to 125% of such amounts then outstanding under such New Note. The Company will repay the principal amount of the Notes in equal monthly installments beginning on January 1, 2018 and repeating on the first business day of each calendar month thereafter until the fourteenth (14th) month anniversary date of issue. No interest shall accrue under the Notes unless and until an Event of Default (as defined) has occurred and is not cured. Eighty-five percent (85%) of any cash proceeds received by the holders of the Notes from the sale of pre-delivery shares issued as collateral shall be applied against the particular installment amount then due. The Notes are senior in right of payment to all existing and future indebtedness except Permitted Indebtedness which includes $12 million of senior secured indebtedness of the Company and its subsidiaries under the above described Synthesis loan agreements, plus defined amount of purchase money indebtedness in connection with bona fide acquisitions.

Related Party Indebtedness

As of December 31, 2017, the Company had approximately $105,192 of related party indebtedness, including the following material obligations:

As of December 31, 2017, the Company had an outstanding principal balance of $7,213 to Grigorios Siokas, which is not evidenced by any formal agreements and do not bear interest.

As of December 31, 2017, a principal balance of $97,979 with interest at two percent (2%) per annum was owed by SkyPharm to Dimitrios Goulielmos, former Chief Executive Officer, and a current Director of the Company, under a loan agreement entered into on November 21, 2014. The original principal amount of the loan was $401,115 and $142,860 in principal was subsequently forgiven in the year ended December 31, 2015.

Plan of Operation in the Next Twelve Months

Specifically, our plan of operations for the next 12 months is as follows:

We are planning to develop and expand our business through organic growth and at the same level through the acquisition of carefully targeted companies that are operating in the pharmaceutical industry and would add value to our Company and its shareholders. Our organic growth would be driven by entering into new markets and areas where we can sell and distribute a more profitable series of pharmaceutical product and over the counter products and nutraceuticals. We are committed to capitalizing on sales growth opportunities by increasing our customer pipeline across new European Market and entering into countries outside the European Union.

We are also committed to pursuing various forms of business development; this can include trading, alliances, licenses, joint ventures, dispositions and acquisitions. Moreover we hope to continue to build on our portfolio of pharmaceutical products and expand our product pipeline to generic and nutraceutical products. Thus, we plan to formulate a sound sales distribution network specializing in generic as well as in nutraceutical products.

Our main objective is expanding the business operations of our current subsidiaries, SkyPharm and Decahedron by concentrating our efforts on becoming an international manufacturing, trading and distribution pharmaceutical company. The Company's focus is on branded pharmaceuticals, over-the-counter (OTC) medicines, and generics, with plans to expand its nutraceuticals and to target areas where we can build and maintain a strong position.

Through our subsidiary, Decahedron, we plan to penetrate into the English pharmaceutical market and expand our wholesale networks. We could utilize the ability of trading pharmaceutical products in and out of the English market according to the FX currency exchange rate of euro to English pounds.

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

The Company, in the following twelve months, intends to start its business operation within the markets of generic pharmaceutical products, as well as nutraceuticals. These industries are highly competitive and many factors may significantly affect the Company's sales of these products, including, but not limited to, price and cost-effectiveness, marketing effectiveness, product labeling, quality control and quality assurance.

Changes in the behavior and spending patterns of purchasers of pharmaceutical and healthcare products and services, including delaying medical procedures, rationing prescription medications, reducing the frequency of doctor visits and foregoing healthcare insurance coverage, may impact the Company's business.

In addition to expanding our product portfolio we also plan to evaluate offering our products and services to different geographical markets. We are currently focused on to our customers throughout the European Union. We plan on expanding our geographical reach to new eras outside the European Union market, although we currently have no binding agreements, commitments or contracts in any of these geographical markets. Some of the methods we will use to accomplish this are: promoting our brand and marketing our products and services through the internet to new geographic areas, creating strategic relationships with companies in the new geographical regions, and possibly acquiring companies that operate in different geographical regions. We anticipate that we will spend $70,000 evaluating the different methods and regions to which we plan to expand. This cost is made of up primarily legal fees, consulting fees, accounting and auditing fees as well as related development expenses.

We expect to continue growing through expansion into adjacent products, product categories and channels, as well as through entry into new geographic markets. We evaluate potential acquisition targets based on whether they have the capacity to deliver a return on invested capital.

As to potential acquisitions, we are targeting companies that are operating primarily in the pharmaceutical sector and within the European Union boarders. SEC filing requirements are such that we will have to file audited financial statements of all our operations, including any acquired business. So we plan that our first step in any potential acquisition process we undertake is to ascertain whether we can obtain audited financials of a company if we were to acquire them. We anticipate that we will spend approximately $500,000 to locate, conduct due diligence, and evaluate possible acquisitions. As noted above, as of the date of this report, we do not have any binding agreements, commitments, or understandings with any potential acquisition candidates.

The pharmaceutical sector offers a large growth potential within the European pharmaceutical market, if service, price and quality are strictly directed to-wards the customer requirements. We will continue to encounter the competition in the market by product, service, reliability and a high level of quality. On the procurement side we can access a wide range of supply possibilities. To minimize business risks we diversify our sources of supply all over Europe. We secure our high quality demands through careful supplier qualification and selection as well as active suppliers’ system management.

We assess the foreseeable development of the Company as being positive. Over the medium term we assume that we will be able to further expand our market shares. However, during the course of further organizational optimization there may be associated extraordinary additional costs.

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

Revenue Recognition

We recognize revenue net of the related VAT liability. We consider revenue recognizable when persuasive evidence of an arrangement exists, the price is fixed or determinable, goods or services have been delivered, and collectability is reasonably assured. These criteria are assumed to have been met if a customer orders an item, the goods or services have been shipped or delivered to the customer, and we have sufficient evidence of collectability, such a payment history with the customer. Revenue that is billed and received in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period the services are provided.

Our records at December 31, 2017 have been sufficient to satisfy all of the four requirements. Revenue has been recognized for all amounts billed prior to December 31, 2017, all of which were in respect of services rendered during December 2017 or prior to January 2018.

Off Balance Sheet Arrangements

As of December 31, 2017, there were no off balance sheet arrangements.

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

The Company is liable for income taxes in the Republics of Cyprus, Greece and the United Kingdom of England. The corporate income tax rate in Cyprus is 12.5%, 29% in Greece, (tax losses are carried forward for five years effective January 1, 2013 (prior to 2013, losses were carried forward indefinitely) and 20% in the United Kingdom of England. Losses may also be subject to limitation under certain rules regarding change of ownership.

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

The Company has net operating loss carry-forwards in our parent, Cosmos Holdings Inc., which are applicable to future taxable income in the United States (if any). Additionally, the Company has income tax liabilities in the Republic of Cyprus. The income tax assets and liabilities are not able to be netted. We therefore reserve the income tax assets applicable to the United States, but recognize the income tax liabilities in the Republic of Cyprus.

Recently Issued Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-11,“ Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part 1) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Non public Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception” (“ASU 2017-11”). Part I relates to the accounting or certain financial instruments with down round features in Subtopic 815-40, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. Down Round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced based on the pricing of future equity offerings. An entity still is required to determine whether instruments would be classified as equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities. ASU 2017-11 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted and may be applied on a retrospective basis, including in an interim period. The Company early adopted ASU 2017-11 during the year ended December 31, 2017.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost or net realizable value. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016. The Company adopted this standard in the first quarter of fiscal 2017, applying it prospectively. The adoption of ASU 2015-11 did not have a material impact on the Company's consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers-Identifying Performance Obligations and Licensing.” ASU 2016‑10 clarifies the guidance on identifying performance obligations and licensing implementation guidance determined in ASU 2014-09 “Revenue from Contracts with Customers (Topic 606). The Company has evaluated the impact of the adoption of this ASU and has determined that it will have no material impact on its financial statements. As of January 1, 2018, the Company has adopted ASC 606 – Revenue from Contracts with Customers and recognizes revenue at the point in time at which the customer obtains control of the entity and the Company has satisfied its performance obligations.

In July 2015, the Financial Accounting Standards Board issued Simplifying the Measurement of Inventory, Topic 330 (ASU No 2015-11). ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost or net realizable value. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016. The Company adopted this standard in the first quarter of fiscal 2017, applying it prospectively. The adoption of ASU 2015-11 did not have a material impact on the Company's consolidated financial statements.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of the revenue standard issued in 2014, ASU 2014-09, Revenue from Contracts with Customers. In response to stakeholders' requests to defer the effective date of the guidance in ASU 2014-09 and in consideration of feedback received through extensive outreach with preparers, practitioners, and users of financial statements, the FASB proposed deferring the effective date of ASU 2014-09. Respondents to the proposal overwhelmingly supported a deferral. Respondents noted that providing sufficient time for implementation of the guidance in ASU 2014-09 is critical to its success. The Company has evaluated the impact of the adoption of this ASU and has determined that it will have no material impact on its financial statements. As of January 1, 2018, the Company has adopted ASC 606 – Revenue from Contracts with Customers and recognizes revenue at the point in time at which the customer obtains control of the entity and the Company has satisfied its performance obligations.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Cosmos Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cosmos Holdings, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2013.

Houston, Texas

April 17, 2018

COSMOS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$782,853	$716,590
Accounts receivable	1,255,596	661,850
Accounts receivable - related party	171,392	-
Inventory	3,093,521	464,219
Other receivable	-	131,900
Prepaid expenses and other current assets	1,482,192	646,530
Prepaid expenses and other current assets - related party	2,724,972	15,523

TOTAL CURRENT ASSETS	9,510,526	2,636,612

Other assets	1,008,579	429,203
Property and equipment, net	114,567	52,715
Intangible assets, net	41,994	-

TOTAL ASSETS	$10,675,666	$3,118,530

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,778,333	$577,932
Accounts payable and accrued expenses - related party	387,847	13,759
Convertible notes payable, net of unamortized discount of $2,989,110 and $0, respectively	121,604	-
Notes payable, net of unamortized discount of $126,763 and $110,561, respectively	9,951,745	2,872,472
Notes payable - related party	97,979	160,391
Loans payable	-	17,938
Loans payable - related party	7,213	148,250
Taxes payable	1,358,789	1,080,590

TOTAL CURRENT LIABILITIES	13,703,510	4,871,332

TOTAL LIABILITIES	13,703,510	4,871,332

Commitments and Contingencies (see Note 9)	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 12,825,393 and 12,587,053 shares issued and 12,666,704 and 12,587,053 outstanding as of December 31, 2017 and December 31, 2016, respectively	12,825	12,587
Additional paid-in capital	5,652,429	287,293
Accumulated other comprehensive loss	(1,385,229)	(1,050,463)
Accumulated deficit	(7,211,987)	(1,002,219)
Treasury Stock	(95,882)	-

TOTAL STOCKHOLDERS' DEFICIT	(3,027,844)	(1,752,802)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,675,666	$3,118,530

The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2017	2016

REVENUE
Revenue	$30,013,378	$6,755,436

COST OF REVENUE	28,057,111	6,154,396

GROSS PROFIT	1,956,267	601,040

OPERATING EXPENSES
General and administrative expenses	4,852,801	794,099
Depreciation and amortization expense	25,903	9,448
Impairment of goodwill	1,949,884	-
TOTAL OPERATING EXPENSES	6,828,588	803,547

LOSS FROM OPERATIONS	(4,872,321)	(202,507)

OTHER INCOME (EXPENSE)
Other income	-	19
Interest expense - related party	(2,592)	(264)
Interest expense	(748,474)	(189,687)
Non-cash interest expense	(886,483)	(16,063)
Other expense	(27,492)	(12,764)
Foreign currency transaction gain (loss)	330,395	(178,967)
TOTAL OTHER EXPENSE	(1,334,646)	(397,726)

LOSS BEFORE INCOME TAXES	(6,206,967)	(600,233)

INCOME TAX EXPENSE	(2,801)	(769)

NET LOSS	(6,209,768)	(601,002)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	(334,766)	55,215

TOTAL OTHER COMPREHENSIVE LOSS	$(6,544,534)	$(545,787)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.49)	$(0.05)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic and Diluted	12,780,013	12,564,824

The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other	Total
	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Accumulated Deficit	No. of Shares	Value	Comprehensive loss	Stockholders' Deficit

Balance at December 31, 2015	-	$-	12,563,053	$12,563	$246,541	$(401,217)	$-	$-	$(1,105,678)	$(1,247,791)

Foreign currency translation effect	-	-	-	-	-	-	-	-	55,215	55,215
Issuance of common stock for the exercise of options	-	-	24,000	24	23,976	-	-	-	-	24,000
Stock option expense	-	-	-	-	16,636	-	-	-	-	16,636
Contribution of capital by an officer	-	-	-	-	140	-	-	-	-	140
Net loss		-	-	-	-	(601,002)	-	-	-	(601,002)
Balance at December 31, 2016	-	$-	12,587,053	$12,587	$287,293	$(1,002,219)	-	$-	$(1,050,463)	$(1,752,802)

Foreign currency translation effect	-	-	-	-	-	-	-	-	(334,766)	(334,766)
Stock option expense	-	-	-	-	338,792	-	-	-	-	338,792
Sale of common stock and warrants	-	-	14,340	14	91,766	-	-	-	-	91,780
Acquisition of subsidiary	-	-	170,000	170	1,478,830	-	-	-	-	1,479,000
Issuance of stock for services	-	-	54,000	54	401,746	-	-	-	-	401,800
Relative fair value of warrants issued with convertible debt	-	-	-	-	1,545,288	-	-	-	-	1,545,288
Beneficial conversion feature discount related to convertible notes payable	-	-	-	-	1,140,711	-	-	-	-	1,140,711
Fair value of warrants issued for services	-	-	-	-	368,003	-	-	-	-	368,003
Purchase of treasury stock	-	-	-	-	-	-	(138,689)	(1,387)	-	(1,387)
Purchase of treasury stock from officer	-	-	-	-	-	-	-	(94,495)	-	(94,495)
Net loss	-	-	-	-	-	(6,209,768)	-	-	-	(6,209,768)
Balance at December 31, 2017	-	$-	12,825,393	$12,825	$5,652,429	$(7,211,987)	(138,689)	$(95,882)	$(1,385,229)	$(3,027,844)

The accompanying notes are an integral part of these consolidated financial statements

COSMOS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,209,768)	$(601,002)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and amortization expense	25,903	9,448
Amortization of debt discounts	518,481	16,063
Stock-based compensation	338,792	16,636
Issuance of common stock for services	401,800	-
Fair value of warrants issued for services	368,003	-
Loss on goodwill impairment	1,949,884	-
Changes in Assets and Liabilities:
Accounts receivable	(534,909)	(565,306)
Accounts receivable - related party	(171,392)	-
Inventory	(2,623,788)	(272,345)
Prepaid expenses	(669,713)	(585,821)
Prepaid expenses - related party	(2,709,449)	(15,523)
Other assets	(531,324)	(369,287)
Accounts payable and accrued expenses	496,450	381,512
Accounts payable and accrued expenses - related party	312,666	(126,754)
Taxes payable	278,223	48,508
Deferred revenue	-	(62,210)
NET CASH USED IN OPERATING ACTIVITIES	$(8,760,141)	$(2,126,081)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$(55,337)	$(12,816)
Payment of financing arrangement fee	-	(131,900)
Cash received from acquisition	40,858	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(14,479)	$(144,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of convertible note payable	$(239,286)	$-
Proceeds from convertible note payable	2,686,000	-
Payment of related party note payable	(84,755)	(63,312)
Payment of note payable	(487,476)	(176,218)
Proceeds from note payable	7,541,413	2,871,993
Payment of related party loan	(978,730)	(15,300)
Proceeds from related party loan	817,040	148,250
Payment of loans payable	(20,437)	(45,374)
Sale of common stock and warrants	91,780	-
Proceeds from the exercise of stock options	-	24,000
Purchase of treasury stock	(34,460)	-
Capital contribution	-	140
NET CASH PROVIDED BY FINANCING ACTIVITIES	$9,291,089	$2,744,179

Effect of exchange rate changes on cash	$(450,206)	$45,159

NET INCREASE IN CASH	66,263	518,541

CASH AT BEGINNING OF YEAR	716,590	198,049
CASH AT END OF YEAR	$782,853	$716,590

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$130,531	$30,396
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Acquisition of Decahedron	$1,479,000	$-
Reversal of proceeds due from noteholder due to repayment of note	$24,044	$-
Discounts related to warrants issued with convertible debentures	$1,545,288	$-
Discounts related to beneficial conversion features of convertible debentures	$1,140,711	$-
Related party accrual for repurchase of shares of common stock	$61,422	$-

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

On September 27, 2013 (the “Closing”), Cosmos Holdings Inc. a Nevada corporation (“Cosmos Holdings, Inc.” or the “Registrant”), closed a reverse take-over transaction by which it acquired a private company whose principal activities are the trading of products, providing representation, and provision of consulting services to various sectors. Pursuant to a Share Exchange Agreement (the “Exchange Agreement”) between the Registrant and Amplerissimo Ltd, a company incorporated in Cyprus (“Amplerissimo”), the Registrant acquired 100% of Amplerissimo’s issued and outstanding common stock.

On August 1, 2014, we, through our Cypriot subsidiary Amplerissimo, formed SkyPharm S.A. a Greek corporation (“SkyPharm”) whose principal activities and operations are the development, marketing and sales of pharmaceutical, wellness and cosmetic products.

On February 10, 2017, the Company and Decahedron Ltd, a UK Corporation (“Decahedron”) consummated the transactions contemplated by the Stock Purchase Agreement, dated November 17, 2016 as amended (the “Decahedron SPA”). Pursuant to the terms of the Decahedron SPA, the shareholders of Decahedron received an aggregate of 170,000 shares of common stock of the Company (the “Stock Consideration”), which were delivered following the closing in exchange for all of the Ordinary Shares of Decahedron for the Stock Consideration. In accordance with the terms of the SPA, Mr. Lazarou remained as a director and officer of Decahedron.

On November 21, 2017, the Company effected a one-for-ten (1:10) reverse stock split whereby the Company decreased, by a ratio of one-for-ten (1:10) the number of issued and outstanding shares of Common Stock. Proportional adjustments for the reverse stock split were made to the Company’s outstanding stock options, and warrants including all share and per-share data, for all amounts and periods presented in the consolidated financial statements.

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

The Company had $30,013,378 in total revenues and expended $28,057,111 for the year ended December 31, 2017, in connection with these operations.

Going Concern

The Company's consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company generated a net loss of $6,209,768 for the year ended December 31, 2017, and has a working capital deficit of $4,192,984 and an accumulated deficit of $7,211,987 as of December 31, 2017. These conditions raise substantial doubt of the Company’s ability to continue as a going concern. The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2017 and December 31, 2016, there were no cash equivalents.

The Company maintains bank accounts in the United States denominated in U.S. Dollars and in the Republic of Cyprus, in Greece and in Bulgaria all of them denominated in Euros. Additionally, the Company maintains a bank account in the United Kingdom denominated in British Pounds. For the year ended December 31, 2017, the amounts in these accounts were $65,613, $398,841 (the Euro equivalent of which was €331,759) and $27,542 (the British Pound equivalent of which was £20,358). At December 31, 2016, the amounts in these accounts were $3,143 and $19,876 (the Euro equivalent of which was €18,836). Additionally, for the years ended December 31, 2017 and 2016, the Company had cash on hand in the amount of $290,857 and $693,570, respectively.

Accounts Receivable

Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts against gross accounts receivable reflects the best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information.

Tax Receivables

The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of its business in most of the countries in which it operates related to the procurement of merchandise and/or services it acquires and/or on sales and taxable income. The Company also collects VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services it sells. If the output VAT exceeds the input VAT, this creates a VAT payable to the government. If the input VAT exceeds the output VAT, this creates a VAT receivable from the government. The VAT tax return is filed on a monthly basis offsetting the payables against the receivables. In observance of EU regulations for intra-EU cross-border sales, our subsidiary in Greece, SkyPharm S.A., does not charge VAT for sales to wholesale drug distributors registered in other European Union member states. As of December 31, 2017 and 2016, the Company had a VAT net receivable balance of $961,220 and $398,126, respectively, recorded on the balance sheet as other assets.

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

Depreciation expense was $17,370 and $9,448 for the years ended December 31, 2017 and December 31, 2016, respectively.

Intangible Assets

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 5 years for an import/export license. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. At December 31, 2017, no revision to the remaining amortization period of the intangible assets was made.

Amortization expense was $8,533 and $0 for the years ended December 31, 2017 and 2016, respectively.

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

Prior to the acquisition of Decahedron, the Company had no record goodwill value. As a result of the acquisition of Decahedron, the Company tested and impaired 100% of the goodwill allocated to the acquisition costs, an amount equal to $1,949,884 for the year ended December 31, 2017.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2017.

Cash is considered to be highly liquid and easily tradable as of December 31, 2017 and therefore classified as Level 1 within our fair value hierarchy.

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

Revenue Recognition

We recognize revenue net of the VAT receivable. We consider revenue recognizable when persuasive evidence of an arrangement exists, the price is fixed or determinable, goods or services have been delivered, and collectability is reasonably assured. These criteria are assumed to have been met if a customer orders an item, the goods or services have been shipped or delivered to the customer, and we have sufficient evidence of collectability, such a payment history with the customer. Revenue that is billed and received in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period the services are provided.

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

The following tables show the number of the Company's clients which contributed 10% or more of revenue and accounts receivable, respectively:

	Year Ended December 31,	Year Ended December 31,
	2017	2016

Number of 10% clients	3	2
Percentage of total revenue	49.63%	52.49%
Percentage of total AR	20.68%	26.09%

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

The Company is liable for income taxes in the Republic of Cyprus, Greece and the United Kingdom of England. The corporate income tax rate in Cyprus is 12.5% and 29% in Greece (tax losses are carried forward for five years effective January 1, 2013) and 20% in the United Kingdom of England. Losses may also be subject to limitation under certain rules regarding change of ownership.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At December 31, 2017 the Company has maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

We recognize the impact of an uncertain tax position in our financial statements if, in management's judgment, the position is not more-likely-then-not sustainable upon audit based on the position's technical merits. This involves the identification of potential uncertain tax positions, the evaluation of applicable tax laws and an assessment of whether a liability for an uncertain tax position is necessary. As of December 31, 2017 the Company had no uncertain tax positions recorded in any jurisdiction where it is subject to income tax.

Basic and Diluted Net Income (Loss) per Common Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the periods presented. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share for each of the years ended December 31, 2016 and 2017 is the same due to the anti-dilutive nature of potential common stock equivalents.

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-11,“ Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part 1) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Non public Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception” (“ASU 2017-11”). Part I relates to the accounting or certain financial instruments with down round features in Subtopic 815-40, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. Down Round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced based on the pricing of future equity offerings. An entity still is required to determine whether instruments would be classified as equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities. ASU 2017-11 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted and may be applied on a retrospective basis, including in an interim period. The Company early adopted ASU 2017-11 during the year ended December 31, 2017.

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require lessees to recognize assets and liabilities for the rights and obligations created by most leases on the balance sheet. The changes become effective for the Company’s fiscal year beginning January 1, 2020. Modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, is required with an option to use certain transition relief. The Company expects this ASU will increase its current assets and current liabilities, but have no net material impact on its consolidated financial statements.

In July 2015, the Financial Accounting Standards Board issued Simplifying the Measurement of Inventory, Topic 330 (ASU No 2015-11). ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost or net realizable value. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016. The Company adopted this standard in the first quarter of fiscal 2017, applying it prospectively. The adoption of ASU 2015-11 did not have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09-Revenue from Contracts with Customers (Topic 606). The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB delayed the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In addition, in March and April 2016, the FASB issued new guidance intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. Both amendments permit the use of either a retrospective or cumulative effect transition method and are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early application permitted. As of January 1, 2018, the Company has adopted the modified retrospective approach in accordance with ASC 606 – Revenue from Contracts with Customers and recognizes revenue at the point in time at which the customer obtains control of the entity and the Company has satisfied its performance obligations.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

NOTE 2 – ACQUISITION OF DECAHEDRON, LTD.

On February 10, 2017, the Company completed the acquisition pursuant to the Decahedron SPA acquiring 100% of the outstanding shares of Decahedron, a United Kingdom company. Decahedron is a pharmaceuticals wholesaler which specializes in imports and exports of branded and generic pharmaceutical products within the EEA and around the world. At closing, the Company acquired 100% of Decahedron’s outstanding shares and in exchange for 170,000 shares of Cosmos common stock valued at $1,479,000 (the “Acquisition”).

The Company recognized cash of $40,858 acquired on acquisition. The Company recognized the remaining Decahedron assets acquired and liabilities assumed based upon the fair value of such assets and liabilities measured as of the date of acquisition. The aggregate purchase price for Decahedron has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the license held by Decahedron for the wholesale of pharmaceuticals in the United Kingdom and Europe, the remainder has been allocated to goodwill, none of which is tax deductible.

During the year ended December 31, 2017, we recorded an adjustment of $28,002 primarily related to other assets and an adjustment of the accounts payable associated with the Decahedron acquisition. We finalized our allocation of the purchase price during the year ended December 31, 2017. The final allocation of the purchase price as of December 31, 2017, is as follows:

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

_____________

(a) U.K Pharmaceutical Wholesale Distribution License

Unaudited Supplemental Pro Forma Data

The unaudited pro forma statements of operations data for the year ended December 31, 2017 and 2016, below, give effect to the Decahedron Acquisition, described above, as if it had occurred at January 1, 2016. These amounts have been calculated after applying our accounting policies and adjusting the results of Decahedron intangible amortization that would have been charged assuming the fair value adjustments had been applied and incurred since January 1, 2016. This pro forma data is presented for informational purposes only and does not purport to be indicative of our future results of operations.

Revenue of $4,221,751 and net loss of $441,553 since the acquisition date are included in the consolidated statement of operations and comprehensive income (loss) for year ended December 31, 2017.

Unaudited proforma results of operations for the year ended December 31, 2017 and 2016 as though the Company acquired Decahedron on the first of each fiscal year are set forth below.

	Years Ended December 31,
	2017	2016
Revenues	$30,206,825	$8,756,772
Cost of revenues	28,256,544	8,128,159
Gross profit	1,950,281	628,613

Operating expenses	6,856,585	991,901
Operating loss	(4,906,304)	(363,288)

Other income (expense)	(1,372,288)	(506,343)

Income tax (expense)	(2,801)	30,803

Net Loss	$(6,281,393)	$(838,828)

Other comprehensive loss	(343,766)	1,940
Comprehensive net loss	$(6,616,159)	$(836,888)

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

As of December 31, 2017, after our assessment of the totality of the events that could impair goodwill, it was the Company’s conclusion “it is more likely than not” that the Goodwill was impaired. As a result of the Company’s assessment, 100% of the goodwill of $1,949,884 was recorded as an impairment of goodwill.

NOTE 3 – PREPAID FINANCING COSTS

On February 28, 2016, the Company entered into an agreement with Synthesis Management Limited (“Synthesis Management”) for the purpose of securing additional financing for the Company. On September 28, 2016, the Company advanced €125,000 ($133,725) to Synthesis Management, as part of the aforementioned agreement. From August 8, 2016, through December 31, 2017, the Company paid a total of €946,426 ($1,137,793) to Mr. Spyros Papadopoulos and to two funds controlled by Mr. Spyros Papadopoulos. More specifically, the Company paid directly to Mr. Spyros Papadopoulos a total of €587,293 ($706,044), to Synthesis Management a total of €178,293 ($214,344), and to Synthesis Multi-Asset Architecture SICAV-SIF a total of €180,840 ($217,406) for advisory fees for the Company’s financing. The Company and Mr. Spyros Papadopoulos are negotiating an advisory consulting agreement, but no agreement has been executed as of the date of this filing. During the year ended December 31, 2017, the Company fully expensed the costs and the balance of the prepaid financing costs as of December 31, 2017, is $0.

NOTE 4 – CAPITAL STRUCTURE

Reverse Stock Split

On November 21, 2017, the Company effected a one-for-ten (1:10) reverse stock split whereby the Company decreased, by a ratio of one-for-ten (1:10) the number of issued and outstanding shares of Common Stock. Proportional adjustments for the reverse stock split were made to the Company’s outstanding stock options, and warrants including all share and per-share data, for all amounts and periods presented in the consolidated financial statements.

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock, which have liquidation preference over the common stock and are non-voting. As of December 31, 2017 and December 31, 2016, no preferred shares have been issued.

Common Stock

The Company is authorized to issue 300 million shares of common stock and had issued 10,000,000 in connection with the merger and had 2,558,553 shares issued prior to the merger with Amplerissimo.

On September 27, 2013, the Company completed the acquisition of Amplerissimo through the issuance of 10,000,000 shares of Common Stock to Dimitrios Goulielmos, the sole shareholder of Amplerissimo, the Company had 12,558,553 shares of Common Stock issued and outstanding.

On February 10, 2017 the Company and Decahedron consummated the acquisition of Decahedron SPA. Pursuant to the terms of the Decahedron SPA, the shareholders of Decahedron received an aggregate of 170,000 shares of common stock of the Company, which were delivered at closing in exchange for all of the Ordinary Shares of Decahedron for the Stock Consideration.

Purchase of Treasury Shares

Effective October 2, 2017, the Company entered into to a stock purchase agreement dated September 30, 2017, whereby for consideration of $1,387 the Company purchased 138,689 shares of its common stock from a third party investor. The shares were transferred to the Company on October 17, 2017 and will be held in treasury.

On December 19, 2017, the Company entered into a stock purchase agreement with an officer and director of the Company, whereby for consideration of €80,000 ($94,495) the Company will repurchase 20,000 shares of its common stock. As per the agreement, the sale and transfer of the shares will occur on December 19, 2017, the date of signing, however the Company is entitled to pay the full consideration in tranches until July 2018. As of December 31, 2017, the Company has paid consideration of €28,000 ($33,073) and has an amount due to related party of €52,000 ($61,422). The shares were returned to the Company in February 2018. As of the date of this filing, the Company has paid an additional consideration of €32,000 ($38,470) and has an amount due to related party of €20,000 ($24,044).

Exercise of Options

On November 4, 2016, the Board of Directors authorized the exercise of stock options held by a former director to purchase 240,000 shares of common stock and the Company recorded $24,000 in proceeds.

Shares Issued for Services

On March 1, 2017, the Company entered into a four-month consulting agreement with a third party investment advisory firm for consideration of 500 restricted shares of common stock to be issued during the period of the agreement for any introductions and related contributions the Company receives as a result of those introductions. As of December 31, 2017, no consideration has been earned and no shares have been issued related to this agreement.

On May 1, 2017, the Company entered into an 8-month consulting agreement with a third party for web design services commencing on May 1, 2017 and terminating on January 1, 2018. As compensation for creating, delivering and maintaining a website, the Company issued 2,000 shares of common stock on May 24, 2017. The shares were valued at $14,400, which was fully recognized in the year ended December 31, 2017.

On May 1, 2017, the Company entered into a five-month consulting agreement with a third party advisory firm for consideration of 2,000 shares of the Company’s common stock. The stock was issued on May 25, 2017 and fair valued at $7.20 per share or $14,400, which was fully recognized in the year ended December 31, 2017.

On May 8, 2017, the Company entered into a one-year consulting agreement for advisory services with a third party investment relations firm. On May 18, 2017, the Company issued to the consultant 30,000 shares of the Company’s common stock valued at $219,000, which was fully recognized in the year ended December 31, 2017. The shares are considered to be a fully earned, nonrefundable, non-apportionable and non-ratable retainer as consideration for undertaking the agreement. In addition, the Company will pay the consultant $5,000 per month in cash for the term of the agreement.

On May 25, 2017, the Company entered into a 20-month consulting agreement with a third party advisory firm for consideration of 20,000 shares of the Company’s common stock. The stock was issued on May 25, 2017 and fair valued at $7.70 per share or $154,000, which will be amortized over the length of the agreement. For the year ending December 31, 2017, the Company has recorded $56,138 in consulting expense related to this agreement. A total of $97,862 remains to be recognized over the remaining service period.

As of December 31, 2017 and 2016, the Company had 12,825,393 and 12,587,053 shares of Common Stock issued and 12,666,704 and 12,587,053 shares outstanding, respectively.

Potentially Dilutive Securities

On October 1, 2016 the Company granted 12,000 options to an employee of the Company as compensation for being appointed the US Finance Manager of the Company. The options have an exercise period of four years with an exercise price of $2.00. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options vest monthly with 12,000 options fully vested as of December 31, 2016 (See Note 11).

On January 1, 2017 the Company granted 25,000 options to an employee of the Company as compensation for being appointed the International Finance Manager of the Company. The options have an exercise period of four years with an exercise price of $1.00 per share. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options vest monthly with 25,000 options fully vested as of December 31, 2017. (See Note 11).

On January 3, 2017 the Company granted 12,000 options to an employee of the Company as compensation for being appointed as a consultant of the Company. The options have an exercise period of five years with an exercise price of $2.00 per share. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options vest monthly with 12,000 options fully vested as of December 31, 2017 (See Note 11).

Sales Pursuant to Regulation S

On April 7, 2017, the Company issued shares of common stock and warrants pursuant to a private placement conducted under the exemptions from registration under Regulation S. Each unit sold to investors consists of $35,000 face value purchase price of 5,000 shares plus warrants to purchase the number of equivalent shares. The Company retains the right to accept less than the $35,000 face value from any investor at its discretion.

The Company has entered into the following subscription agreements:

On April 10, 2017, the Company sold 4,580 shares at $7.00 per share for a total purchase price of $32,060 to a private investor. The investor also received 4,580 warrants that were valued using the Black Scholes valuation model to have a fair value of $2,375 (See Note 11).

On April 26, 2017, the Company sold 4,670 shares at $7.00 per share for a total purchase price of $32,690 to a private investor. The investor also received 4,670 warrants that were valued using the Black Scholes valuation model to have a fair value of $1,521 (See Note 11).

On May 16, 2017, the Company sold 790 shares at $7.00 per share for a total purchase price of $5,530 to a private investor. The investor also received 790 warrants that were valued using the Black Scholes valuation model to have a fair value of $130 (See Note 11).

On July 21, 2017, the Company sold 4,300 shares at $5.00 per share for a total purchase price of $21,500 to a private investor. The Company did not grant any warrants to the investor under this agreement.

No options, warrants or other potentially dilutive securities other than those disclosed above have been issued as of December 31, 2017 and 2016.

NOTE 5 – INCOME TAXES

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2017 and 2016 is as follows:

	12/31/2017	12/31/2016
US
Income before income taxes	$(6,209,768)	$(592,288)
Taxes under statutory US tax rates	$(2,111,321)	$(201,378)
Increase (decrease) in taxes resulting from:
Increase (decrease) in valuation allowance	$156,724	$193,451
Foreign tax rate differential	$424,810	$19,122
Tax Cuts and Jobs Act	$181,881	$-
Permanent differences	$1,384,635	$360
State taxes	$(31,629)	$(11,594)
Income tax (expense) income	$5,100	$(39)

The decrease in the Company's effective tax rate in the previous years was primarily attributable to The Tax Cuts and Jobs Act (the “Act”), which was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 34% to 21%. The most significant impact of the legislation for the Company was a $181,881 reduction of the value of net deferred tax assets (which represent future tax benefits) as a result of lowering the U.S. corporate income tax rate from statutory rate of 34% to 21%.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consist of the following:

	12/31/2017	12/31/2016
US
Net operating loss carry forward	$399,115	$329,848
Greece
Net operating loss carry forward	53,177	176,443
Cyprus
Net operating loss carry forward	11,274	11,052
United Kingdom
Net operating loss carry forward	50,772	11,052
Total deferred tax asset	514,338	517,343
Valuation allowance	(514,338)	(517,343)
Deferred tax asset, net	$-	$-

At December 31, 2017, the Company had U.S. net operating loss carry forwards of approximately $1,504,390 that may be offset against future taxable income, subject to limitation under IRC Section 382, which begin to expire in 2031. At December 31, 2017, the Company had Greece net operating loss carry forwards of approximately $183,369 that may be offset against future taxable income which begin to expire in 2019. At December 31, 2017, the Company had United Kingdom net operating loss carry forwards of approximately $406,172 that may be offset against future taxable income part or all of which may not be available to offset our future taxable income in the United Kingdom should there be a change in the nature or conduct of our business in the United Kingdom within the three years subsequent to the date of our acquisition of Decahedron. During the period ending December 31, 2017, the Company generated Cyprus net operating loss carry forwards of $90,194 which may be carryforward for five (5) years. The Company does not anticipate to generate taxable income in Cyprus in excess of its Cyprus net operating losses. No tax benefit has been reported in the December 31, 2017 or 2016 consolidated financial statements due to the uncertainty surrounding the realizability of the benefit, based on a more likely than not criteria and in consideration of available positive and negative evidence.

The Company asserts that it will indefinitely reinvest the unremitted earnings and profits generated by Amplerissimo, its Cyprus subsidiary, in 2015. Accordingly, no U.S. deferred tax liability has been established for the unremitted earnings and profits generated in Cyprus.

The Company applied the "more-likely-than-not" recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of December 31, 2017 and December 31, 2016, respectively.

The Company has elected to classify interest and penalties that would accrue according to the provisions of relevant tax law as interest and other expense, respectively. As of December 31, 2017 the Company has accrued approximately $86,409 in other expense.

The Company's tax years since inception through 2017 remain open to examination by most taxing authorities.

Taxes payable are $1,358,789 and $1,080,590 as of December 31, 2017 and December 31, 2016, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

On the date of our inception, we issued 2 million shares of our common stock to our three officers and directors which were recorded at no value (offsetting increases and decreases in Common Stock and Additional Paid in Capital).

DOC Pharma S.A.

As of December 31, 2017 and 2016, the Company has a prepaid balance of €776,431 ($933,425) and an accounts payable balance of €133,756 ($160,801), resulting in a net prepaid balance, related to purchases of inventory, of €642,675 ($772,623) in the year ended December 31, 2017 to DOC Pharma S.A. As of December 31, 2016, the Company had a prepaid balance of €65 ($69) to DOC Pharma S.A. The Company’s CEO, Mr. Grigorios Siokas’, wife is the managing director of DOC Pharma and Mr. Siokas himself served as a principal of DOC Pharma. During the years ended December 31, 2017 and 2016, the Company has purchased a total of €4,733,375 ($5,349,187) and €2,906,785 ($3,218,392), respectively, of products from DOC Pharma, respectively. During the years ended December 31, 2017 and 2016, respectively, the Company had $0 and €176,456 ($195,372) revenue from DOC Pharma

On November 1, 2015, the Company entered into a €12,000 ($12,662) Loan Agreement with DOC Pharma S.A, pursuant to which DOC Pharma S.A., paid existing bills of the Company in the amount of €12,000 ($12,662), excluding the Vendor Bills. The loan bears an interest rate of 2% per annum and was due and payable in full on October 31, 2016. As of December 31, 2017, the Company has an outstanding principal balance under this note of €12,000 ($14,426) and accrued interest expense of $572.

Medihelm S.A

As of December 31, 2017, the Company has an outstanding payable balance due to Medihelm S.A of €320,650 ($385,485). Medihelm’s managing director is the mother of Nikolaos Lazarou, the director of Decahedron. Additionally, the Company has a receivable balance of €142,564 ($171,390) and a prepaid balance, related to purchases of inventory, of €1,623,980 ($1,952,349) as of December 31, 2017. During the year ended December 31, 2017, SkyPharm purchased €9,027,639 ($10,202,135) and Decahedron purchased £605,709 ($784,272) of products from Medihelm. SkyPharm generated revenue from Medihelm of €1,265,184 ($1,429,784). During the year ended December 31, 2016, the SkyPharm made purchases of €633,975 ($701,937) of products from Medihelm and had revenue from Medihelm of €134,977 ($149447).

Grigorios Siokas

During the year ended December 31, 2015, the Company borrowed €10,000 ($10,906) as a loan payable from Mr. Grigorios Siokas. The loan has no formal agreement and bears no interest. During the year ended December 31, 2016, the Company repaid a total of €10,000 ($10,552) resulting in full repayment of this loan.

On October 1, 2016, the Company borrowed €5,000 ($5,276) from Mr. Siokas, CEO, related to its subsidiary’s purchase of additional capital of SkyPharm. The loan is non-interest bearing and has a maturity date of October 1, 2017. During the year ending December 31, 2017, the Company borrowed an additional €1,000 ($1,202). The outstanding balance as of December 31, 2017 was €6,000 ($7,213).

During the year ended December 31, 2016, the Company borrowed €90,500 ($95,496) as additional loans payable from Mr. Siokas. During the year ended December 31, 2017, the Company borrowed an additional €623,621 ($749,717). These loans have no formal agreements and bear no interest. As of December 31, 2017, the Company paid back the entire outstanding balance of the loans or €714,121 ($858,516).

As of December 31, 2017 and 2016, the Company has recorded €0 ($0) and €14,646 ($15,454), respectively in prepayments to Mr. Siokas for board of directors’ fees. During the year ended December 31, 2017, Mr. Siokas returned the €14,646 ($17,607) that was prepaid to him and was paid total compensation of $250,000.

Ourania Matsouki

During the year ended December 31, 2016, the Company borrowed €44,995 ($47,479) from Mrs. Matsouki, Greg Siokas, CEO, wife. During the year ended December 31, 2017, the Company borrowed an additional €55,000 ($66,121). These loans have no formal agreement and bear no interest. As of December 31, 2017, the Company paid back the outstanding balance of €99,995 ($120,214) of these loans.

Dimitrios Goulielmos

On November 21, 2014, SkyPharm entered into a Loan Agreement with Dimitrios Goulielmos, former Chief Executive Officer and a current director of the Company, pursuant to which the Company borrowed €330,000 ($401,115) from Mr. Goulielmos. The Loan bears an interest rate of 2% per annum and was due and payable in full on May 11, 2015. On November 4, 2015, €130,000 ($142,860) in principal and the related accrued interest of €733 ($806) was forgiven and the remaining balance of €200,000 will no longer accrue interest as part of the stock purchase agreement with Grigorios Siokas on November 4, 2015 referenced above. As of December 31, 2016, €60,000 ($63,312) of the loan was paid back. During the year ended December 31, 2017 an additional €70,500 ($84,755) was paid back and a principal balance of €69,500 ($83,553) and €0.00 of accrued interest remains.

In connection with the Decahedron SPA, on February 9, 2017, Decahedron, Medihelm S.A. and Nikolaos Lazarou entered into a liability transfer agreement whereby the loan previously provided Decahedron to the Mr. Lazarou prior to the acquisition would be cancelled in exchange for Mr. Lazarou’s personal assumption of approximately £172,310 ($233,118) owed to MediHelm S.A., a creditor of Decahedron.

On December 19, 2017, the Company entered into a stock purchase agreement with an officer and director of the Company, whereby for consideration of €80,000 ($94,495) the Company purchased 20,000 shares of its common stock. As per the agreement, the sale and transfer of the shares occurred on December 19, 2017, the date of signing, however the Company is entitled to pay the full consideration in tranches until July 2018. As of December 31, 2017, the Company has paid consideration of €28,000 ($33,073) and has an amount due to related party of €52,000 ($61,422) recorded as accounts payable related party as of December 31, 2017. The shares were returned to the Company in February 2018. As of the date of this filing, the Company has paid an additional consideration of €32,000 ($38,470) and has an amount due to related party of €20,000 ($24,044).

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

NOTE 7 – CONVERTIBLE DEBT

November 15, 2017 Securities Purchase Agreement

On November 15, 2017, the Company entered into a Securities Purchase Agreement with certain third party investors (the “Buyers”), pursuant to which the Company has agreed to issue for a purchase price of $3,000,000, $3,350,000 in aggregate principal amount of Senior Convertible Notes (the “Notes”) to the Buyers, convertible into 670,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and warrants to purchase an aggregate of 536,000 shares of Common Stock (the “Warrants”.) The Notes contained an original issue discount of $350,000. Of the $3,000,000 purchase price, $240,000 went directly to financing costs (see below) and $74,000 went directly to legal fees such that the Company received net proceeds of $2,686,000.

The Notes provide that the Company will repay the principal amount of the Notes in equal monthly installments beginning on January 1, 2018 and repeating on the first business day of each calendar month thereafter until the fourteenth month anniversary date of issuance (each a “Installment Date”), and, subject to the Blocker (as defined below), the Company shall pre-deliver up to 670,000 shares of Common Stock to the Buyers in connection therewith (the “Pre-Delivery Shares”). Eighty-five (85%) percent of any cash proceeds received by the Buyers from the sale of Pre-Delivery Shares shall be applied against the particular installment amount due on such Installment Date under the Note. No interest will accrue under the Notes unless and until an Event of Default (as defined) has occurred and is not cured. As of December 31, 2017 and as of the date of filing, no such event of default has occurred and no shares have been issued.

The Notes are convertible at any time by the Holder into shares of Common Stock at the rate of $5.00 per share. In the event of an issuance of Common Stock for a consideration less than the Conversion Price (other than Excluded Securities, as defined) the Conversion Price shall be reduced to the price of the dilutive issuance, (the “Conversion Price”). Upon an Event of Default (as defined), the Buyers may convert at an alternative conversion price equal to the lower of the then applicable Conversion Price or seventy-five (75%) percent of the Volume-Weighted Average Price (as defined, the “VWAP”). The Company valued the beneficial conversion feature at intrinsic value and has recorded $1,140,711 to debt discount, which will be amortized over the life of the Notes.

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

The Warrants have a five-year term and are exercisable into 536,000 shares of Common Stock beginning May 16, 2018 or six months after the issue date. The Warrants are exercisable at $7.50 per share subject to full ratchet anti-dilution protection (see above). As of December 31, 2017 and through the date of filing, there were no anti-dilution trigger events. The Warrants will be exercisable on a cashless basis if a registration statement is not effective covering the resale of the underlying Warrant Shares. The Company calculated the warrants at relative fair value of $1,545,288, which was recognized as a discount to the Notes and is being amortized as interest expense over the remaining term of the Notes.

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

The Company filed, within thirty (30) days of the Closing, a registration statement covering one hundred fifty (150%) percent of the maximum number of shares, underlying the Notes and Warrants pursuant to a registration rights agreement with the Buyers (the “Registration Rights Agreement”).

As a condition to the closing of the Financing, each Buyer, severally, will be required to execute a leak-out agreement (each, a “Leak-Out Agreement”) restricting such Buyer’s sale of shares of Common Stock underlying the Notes and Warrants on any Trading Day to not more than such Buyer’s pro rata allocation of the greater of (x) sales with net proceeds of an aggregate of $20,000 or (y) twenty-five (25%) percent of the daily average trading volume of the Company’s Common Stock. If after the closing of the Financing there is no Event of Default under the Notes, the VWAP of the Company’s Common Stock for three (3) trading days is less than $1.50 per share, the Company may further restrict the Buyers from selling at less than $1.50 per share; provided that the portion of the Notes subject to redemption on each Installment Date shall thereafter double.

On November 15, 2017 in connection with the $3,350,000 Securities Purchase Agreement, Roth Capital Partners, LLC (“Roth”), as the Company’s exclusive placement agent, received a cash commission for the transaction equal to eight (8%) percent of the total gross proceeds of the offering, or $240,000 and the issuance of five-year warrants to purchase eight (8%) percent of the shares of common stock issued or issuable in this offering (excluding shares of common stock issuable upon exercise of any warrants issued to investors), or 53,600 shares; and, will receive eight (8%) percent of any cash proceeds received from the exercise of any warrants sold in the offering with an expiration equal to or less than twenty-four (24) months. The warrants are exercisable six months after the issue date or May 16, 2018 and were valued at a fair value of $386,003 which was fully expensed during the year ending December 31, 2017. The $240,000 cash commission was recorded as debt discount and will be amortized over the term of the Notes.

During the year ended December 31, 2017, there were no principal conversions and the Company repaid principal in the amount of $239,286, such that the remaining outstanding principal balance of the Notes as of December 31, 2017 is $3,110,714.

The Company recorded a total of $3,350,000 of debt discounts related to the above Notes during the year ended December 31, 2017. The debt discounts are being amortized over the term of the debt. Amortization of the debt discounts for the year ended December 31, 2017 was $360,890.

NOTE 8 – DEBT

On March 4, 2015, the Company entered into a $9,000 Loan Agreement with Mr. Angelo Drakopoulos, pursuant to which Mr. Drakopoulos paid a $9,000 outstanding bill on behalf of the Company. The loan bears an interest rate of 8% per annum and was due and payable in full on May 5, 2016. As of December 31, 2017, the Company has repaid the principal balance under this note of $9,000 and the related accrued interest expense of $1,463 in full.

On November 5, 2015, the Company entered into a Loan Agreement pursuant to which the Company borrowed €20,000 ($21,812), of which proceeds of €10,000 ($10,906) have been received as of December 31 2016. The loan bears an interest rate of 1% per annum and was due and payable in full on November 5, 2016. The Company repaid €2,000 ($2,110) as of December 31, 2016. During the year ended December 31, 2017, the Company repaid the outstanding balance of €8,000 ($9,618) and accrued interest of €115 ($138) in full and reversed the €10,000 ($12,022) receivable that was never received.

On November 5, 2015, the Company entered into a Loan Agreement pursuant to which the Company borrowed €80,000 ($87,248) of which proceeds of €70,000 ($76,342) have been received as of December 31, 2016. The loan bears an interest rate of 5% per annum and was due and payable in full on November 5, 2016. As of December 31, 2016, the outstanding balance was €65,000 ($68,588). During the year ended December 31, 2017, the Company repaid €55,000 ($66,121) of principal and €3,400 ($4,087) in accrued interest in full and also reversed the €10,000 ($12,022) receivable that was never received.

On November 16, 2015, the Company entered into a Loan Agreement with Panagiotis Drakopoulos, former Director and former Chief Executive Officer, pursuant to which the Company borrowed €40,000 ($43,624) as a note payable from Mr. Drakopoulos. The note bears an interest rate of 6% per annum and was due and payable in full on November 15, 2016. During the year ended December 31, 2017, the Company repaid €17,000 ($20,437) of principal and €2,060 ($2,477) of accrued interest in full.

During the year ended December 31, 2015, the Company borrowed €30,000 ($32,718) as a loan payable from Mr. Panagiotis Drakopoulos, former Director and former Chief Executive Officer. The loan had no formal agreement and bore no interest. During the year ended December 31, 2016, the Company repaid €13,000 ($13,718) of the loan. During the year ended December 31, 2017 the Company repaid the remaining €17,000 ($20,437) in full.

During the year ended December 31, 2015, the Company borrowed €30,000 ($32,718) from a third party. There was no formal agreement and the loan bore no interest. During the year ended December 31, 2016 the Company repaid the €30,000 ($31,656) loan in full.

On January 6, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €150,000 ($158,280). The loan bore an interest rate of 1% per annum and is due and payable in full on February 6, 2016. As of December 31, 2016, the Company repaid the loan in the amount of €150,000 ($158,280) and accrued interest of €458 ($483) in full.

On February 5, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €20,000 ($21,104). The loan bore an interest rate of 6% and had no maturity date. During the year ended December 31, 2017, the Company repaid the €20,000 ($24,044) loan and accrued interest of €1,020 ($1,226) in full.

On March 4, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €50,000 ($52,760) from a third party. On May 04, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed an additional €50,000 ($52,760). The loans bore an interest rate of 6% and a maturity date of March 4, 2017 and May 4, 2017, respectively. During the year ended December 31, 2017, the Company repaid both loans in the amount of €100,000 ($120,220) and accrued interest of €1,175 ($1,413) in full.

On April 19, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €100,000 ($105,520). The loan bore an interest rate of 6% and matured on April 19, 2017. During the year ended December 31, 2017, the Company repaid the loan in the amount of €100,000 ($120,220) and accrued interest of €3,100 ($3,727) in full.

On April 22, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €38,000 ($40,098). The loan bore an interest rate of 6% and matured on April 22, 2017. During the year ended December 31, 2017, the Company repaid the loan in the amount of €38,000 ($45,684) and accrued interest of €1,777 ($2,136) in full.

On May 24, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €50,000 ($52,760). The loan bore an interest rate of 6% and matured on May 24, 2017. During the year ended December 31, 2017, the Company repaid the principal balance of €50,000 ($60,110) and accrued interest of €1,275 ($1,533) in full.

On October 18, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €10,000 ($10,552). The loan bore an interest rate of 10% and will mature on October 18, 2017. During the year ended December 31, 2017, the Company repaid the principal balance of €10,000 ($12,022) and accrued interest of €545 ($655) in full.

Loan Facility Agreement

On August 4, 2016, the Company’s wholly owned subsidiary SkyPharm entered into a Loan Facility Agreement, guaranteed by Grigorios Siokas, with Synthesis Peer-To Peer-Income Fund (the “Loan Facility” the “Lender”). The Loan Facility initially provided SkyPharm with a credit facility of up to $1,292,769 (€1,225,141). Any advance under the Loan Facility accrues interest at a rate of 10% per annum and requires quarterly interest payments commencing on September 30, 2016. The amounts owed under the Loan Facility shall be repayable upon the earlier of (i) three months following the demand of the Lender; or (ii) August 31, 2018. No prepayment is permitted pursuant to the terms of the Loan Facility. The Synthesis Facility Agreement as amended is secured by a personal guaranty of Grigorios Siokas, which is secured by a pledge of 1,000,000 shares of common stock of the Company owned by Mr. Siokas.

On September 13, 2016, SkyPharm entered into a First Deed of Amendment with the Loan Facility increasing the maximum loan amount to $1,533,020 as a result of the Lender having advanced $240,251 (€227,629) to SkyPharm.

On March 23, 2017, SkyPharm entered into an Amended and Restated Loan Facility Agreement (the “A&R Loan Facility”), with the Loan Facility which increased the loan amount to an aggregate total of $2,664,960 (€2,216,736) as a result of the lender having advanced $174,000 (€164,898) in September 2016, $100,000 (€94,769) in October 2016, $250,000 (€236,922) in November 2016, $452,471 (€428,800) in December 2016, $155,516 (€129,360) in January 2017, $382,327 (€318,023) in July 2017 and $70,000 (€58,227) in December 2017. The A&R Loan Facility amends and restates certain provisions of the Loan Facility Agreement, dated as of August 4, 2016, by and among the same parties. Advances under the A&R Loan Facility continue to accrue interest at a rate of 10% per annum from the applicable date of each drawdown and require quarterly interest payments. The A&R Facility now permits prepayments at any time. The amounts owed under the A&R Loan Facility shall be repayable upon the earlier of (i) seventy five days following the demand of the Lender; or (ii) August 31, 2018. The A&R Loan Facility is secured by a personal guaranty of Grigorios Siokas, which is secured by a pledge of 1,000,000 shares of common stock of the Company owned by Mr. Siokas (the “Pledged Shares”). The A&R Loan Facility was also amended to provide additional affirmative and negative covenants of Sky Pharm and the Guarantor during the term of loans remain outstanding, including, but not limited to, the consent of the Lender in connection with (i) the Company or any of its subsidiaries incurring any additional indebtedness; or (ii) in the event of any increase in the Company’s issued and outstanding shares of Common Stock, the Pledged Shares shall be increased to an amount equal to a minimum of ten percent (10%) of the issued and outstanding shares of the Company.

As of December 31, 2017, the outstanding balance under this note was $3,117,287 (€2,592,986) and accrued interest expense of $221,657 (€184,376) has been recorded.

As of December 31, 2017 and 2016, the Company recorded €35,060 ($42,149) and €120,000 ($126,624) in debt discounts, respectively, related to this note. The debt discounts are being amortized over the term of the debt. During the year ended December 31, 2016 the Company amortized a total of €13,103 ($14,507). Amortization of the debt discounts for the year ended December 31, 2017 was €78,154 ($88,322).

Bridge Loans

On March 16, 2017 and March 20, 2017, SkyPharm entered into loan agreements with the Synthesis Peer-To Peer-Income Fund (the “Bridge Loans”). The Bridge Loans provided to SkyPharm loans of €41,590 ($50,000) and €100,000 ($120,220), respectively. The Bridge Loans accrue interest at a rate of 10% per annum and were repayable on April 16, 2017 and April 20, 2017, respectively, together with all other amounts then accrued and unpaid. On April 16, 2017, the maturity dates were amended for no additional consideration or change in terms and conditions. The maturity dates of both loans were amended, and they matured on May 16, 2017 and May 20, 2017, respectively. The Company has accrued interest expense of an aggregate total of €10,690 ($12,851) for both loans and the outstanding balances of these loans was €41,590 ($50,000) and €100,000 ($120,220), respectively, as of December 31, 2017.

On May 5, 2017, SkyPharm entered into a loan agreement with Synthesis Peer-To-Peer Income Fund for €28,901 ($34,745). The loan accrues interest at a rate of 10% per annum and matured on September 30, 2017. The Company has accrued interest expense of €1,908 ($2,294) and the outstanding balance on this loan was €28,901 ($34,745) as of December 31, 2017.

Trade Facility Agreements

On April 10, 2017, Decahedron entered into a Trade Finance Facility Agreement (the “Decahedron Facility”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”). The Decahedron Facility provides the following material terms:

•	The Lender will provide Decahedron a facility of up to €2,750,000 ($3,306,050) secured against Decahedron’s receivables from the sale of branded and generic pharmaceutical sales.

•	The total facility will be calculated as 95% of the agreed upon value of Decahedron’s receivables.

•	The term of the Decahedron Facility will be for 12 months.

•	The obligations of Decahedron are guaranteed by the Company pursuant to a Cross Guarantee and Indemnity Agreement.

•	The Lender has the right to make payments directly to Decahedron’s suppliers.

•	The following fees should be paid in connection with the Decahedron Facility:

	o	2% of the maximum principal amount as an origination fee.

	o	A one percent (1%) monthly fee.

The current draw on the Decahedron Facility is $0.

On May 12, 2017, SkyPharm entered into a Trade Finance Facility Agreement (the “SkyPharm Facility”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”). The SkyPharm Facility provides the following material terms:

•

The Lender will provide SkyPharm a facility of up to €2,000,000 ($2,404,400) secured against SkyPharm’s receivables from the sale of branded and generic pharmaceutical sales. In the event that accounts receivable becomes uncollectible, the Company will be obligated to pay back the notes in full.

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

The current draw on the SkyPharm Facility is €5,596,910 ($6,728,606) and the Company has accrued €312,828 ($376,082) in monthly fees related to this agreement. The Company obtained consents from Synthesis Peer-to-Peer Income Fund in connection with obtaining the Lender. On November 16, 2017, SkyPharm signed an amended agreement with Synthesis Structured Commodity Trade Finance Limited that increased the maximum aggregate facility limit from €2,000,000 ($2,404,400) to €6,000,000 ($7,213,200). All other terms of the original agreement remain the same.

The Company has recorded a total debt discount of €104,338 ($125,435) in origination fees associated with these loans, which will be amortized over the term of the agreements. Amortization of debt discount for year ended December 31, 2017 was €61,295 ($69,269).

None of the above loans were made by any related parties.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of December 31, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

Operating Leases

The Company conducts its operations from an office located in Chicago, Illinois for which beginning in January 2015, the monthly rent expense is $709, which has been paid through December 31, 2017. The lease expired as of May 31, 2017, however, the Company has negotiated and entered into a two-year amendment to that lease that commenced as of June 1, 2017 through May 31, 2019. The monthly rate from June 1, 2017 through May 31, 2018 is $709 per month and increases to $730 per month from June 1, 2018 through May 31, 2019. Rent expense for the years ended December 31, 2017 and 2016, was $8,502 and $4,960, respectively.

The offices of Amplerissimo are located a t 9, Vasili, Michaelidi Street, 3026, Limassol, Cyprus. The Company had a one-year lease which commenced on July 29, 2013 and was last renewed through July 2018, at the rate of €110 ($124) per month. Rent expense for the years ended December 31, 2017 and 2016 was €1,320 ($1,492) and €1,320 ($1,462), respectively.

The offices of SkyPharm are located at 5, Agiou Georgiou Street 57001, Pylaia, Thessaloniki, Greece. The Company has a six-year lease that commenced on September 1, 2014 at the rate of €4,325 ($4,802) per month. In December 2015, the lease was revised to include an additional rental of the first floor at a rate of €800 ($886) per month. The lease was further revised in March 2016 to include another additional rental of the first floor at a rate of €800 ($886) per month beginning in May 2016. On May 30, 2016, the lease was revised again to include an additional rental of space at a rate of €1,825 ($2,021) per month beginning in June 2016. On March 23, 2017, SkyPharm entered into an additional three year lease at a rate of €1,250 per month that commenced May 2017As a result, the total monthly lease amount is now €7,750 ($8,758) per month. Rent expense for the years ended December 31, 2017 and 2016 was €103,000 ($116,400) and €80,675 ($89,323) respectively.

The offices of Decahedron are located at Unit 11, Spire Greene Centre, Harlow, CM19 5TR, Essex, U.K., for which we pay approximately ₤1,908 ($2,470) per month, under an amendment to a lease dated October 25, 2011, which commenced on October 25, 2016 and expires on October 24, 2021. Rent expense from the date of acquisition through December 31, 2017 was ₤20,992 ($27,180).

Future minimum operating lease commitments consisted of the following at December 31, 2017:

Year Ended December 31,	Amount (USD)
2018	$170,394
2019	$164,463
2020	$74,255
2021	$25,813
2022	$-
Thereafter	$-
$434,925

Intellectual Property Sale Agreement

On October 1, 2016, the Company entered into an Intellectual Property Sale Agreement with Anastasios Tsekas and Olga Parthenea Georgatsou (the “IPSA”) for the purchase of certain intellectual property rights relating to proprietary pharmaceutical formulas and any related technical information arising or related thereto (the “Intellectual Property”). The IPSA provides that the sellers shall be entitled to an aggregate of 200,000 shares of common stock of the Company, none of which have been issued to date, and issuable as follows in equal parts to each seller:

•	50,000 shares upon the successful conclusion of Preclinical Trials.
•	50,000 shares upon the conclusion of Phase I testing.
•	50,000 shares upon the conclusion of Phase II testing.
•	50,000 shares upon the conclusion of Phase III testing.

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

Letter of Intent

On June 21, 2017, the Company signed a new Letter of Intent (LOI) to acquire the outstanding shares of CC Pharma GmbH, a leading re-importer of EU pharmaceuticals to Germany. Under the terms of the LOI, Cosmos Holdings holds the exclusive right to complete its due diligence process and complete the transaction by October 31, 2017. In connection with the non-binding LOI, the Company is required to pay a non-refundable fee of €400,000 ($454,800) to the shareholders of CC Pharma GmbH in connection with the costs of due diligence and the exclusive right to negotiate the terms of the definitive agreements. On July 6, 2017, the Company paid the €400,000 ($454,800) to CC Pharma GmbH and the Company has recorded an expense of €400,000 ($454,800) for the year ended December 31, 2017. The Company did not enter into any definitive agreements by December 31, 2017 and is currently negotiating with CC Pharma for an extension. The Company makes no assurances that the parties will enter into any definitive agreements in the future.

Placement Agreement

On August 8, 2017, the Company entered into an agreement with a third party placement agent (the “Agent”) who will serve as the Company’s exclusive placement agent or sole book running manager with respect to any offerings of equity or equity-linked securities as well as any debt offering with the two organizations named in the agreement (the “Offering”) for a period of 120 days. In the event that an Offering is agreed upon by the Agent and the Company, the Company shall provide payment as follows: (1) a cash commission of 6% of the total gross proceeds for two named investors (2) a cash commission of 4% of total gross proceeds from five named investors and (3) excluding the five named investors in “(2)” a cash commission equal to 8% of the total gross proceeds from the Offering and the issuance to the Agent or its designees of warrants covering 8% of the shares of common stock issued or issuable by the Company in the Offering. Additionally, the Agent will receive a cash fee of 8% payable within 5 business days, but only in the event of, the receipt by the Company of any cash proceeds from the exercise of any warrants with an expiration equal to or less than 24 months sold in the Offering. As of the year ended December 31, 2017 through the date of filing, there have been no such placements made.

NOTE 10 – EARNINGS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the Company, decreased with respect to net income or increased with respect to net loss by dividends declared on preferred stock by using the weighted-average number of common shares outstanding. The dilutive effect of incremental common shares potentially issuable under outstanding options, warrants and restricted shares is included in diluted earnings per share in 2017 and 2016 utilizing the treasury stock method. The computations of basic and diluted per share data were as follows:

	12/31/2017	12/31/2016
Numerator for Basic and Diluted Earnings Per Share:
Net (loss) income	$(6,209,768)	$(601,002)
Denominator for Basic Earnings Per Share:
Weighted Average Shares	12,780,813	12,564,824
Potentially Dilutive Common Shares	-	-
Adjusted Weighted Average Shares	12,780,813	12,564,824
Basic and Diluted Net (Loss) Income per Share	(0.49)	(0.05)

The following table summarized the potential shares of Common Stock that were excluded from the computation of diluted net loss per share for the years ended December 31, 2017 and 2016 as such shares would have had an anti-dilutive effect:

	2017	2016
Common Stock Warrants	38,824	-
Common Stock Options	16,240	80,741
Convertible Debt	622,142	-
Total	677,206	80,741

NOTE 11 - STOCK OPTIONS AND WARRANTS

On January 5, 2013, the Company granted 96,000 options to a former director, 72,000 of which were forfeited in a subsequent period. The options have an exercise period of four years with an exercise price of $1.00. In the event that the former director ceases to serve on the Board of Directors for any reason, the Director is entitled to a pro-rata portion of the annual options. The options were valued at $43,151 using the Black Scholes Option Pricing Model with the following inputs: stock price on measurement date: $1.80; Exercise price: $1.00; Option term: 4 years; Computed volatility: 448%. On November 4, 2016, the Board of Directors authorized the exercise of stock options held by the former director to purchase 24,000 shares of common stock.

On October 1, 2016 the Company granted 12,000 options to an employee of the Company as compensation for being appointed the US Finance Manager of the Company. The options have an exercise period of four years with an exercise price of $2.00. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options vest monthly with 12,000 options fully vested as of December 31, 2016. The options were valued at $65,290 using the Black Sholes Option Pricing Model with the following inputs: stock price on measurement date: $5.80; Exercise price: $2.00; Option term: 4 years; Computed volatility: 159%. The Company expensed $16,636 as of December 31, 2016. During the year ended December 31, 2017 the Company has expensed an additional $48,655.

On January 1, 2017 the Company entered into an agreement whereby the employee was granted compensation of €1,000 per month and an annual retainer of 25,000 stock options as compensation for being appointed the International Finance Manager of the Company. The options have an exercise period of four years with an exercise price of $1.00. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options vest monthly, with a total of 25,000 options fully vested as of December 31, 2017. The options were valued at $195,307 using the Black Scholes Option Pricing Model with the following inputs: stock price on measurement date: $8.20; Exercise price: $1.00; Option term: 4 years; Computed volatility: 136.76%. The fair value of the options will be amortized over a year with $195,307 expensed during the year ended December 31, 2017.

On January 3, 2017 the Company determined to create an advisory board and appointed Mr. Orestes Varvitsiotes as its first member. Mr. Varvitsiotes is a registered broker dealer who is currently engaged with Aegis Capital Corp. In connection therewith, the Company entered into an Advisory Board Member Consulting Agreement, dated as of January 3, 2017 whereby an annual retainer of 12,000 stock options was granted as compensation for services. The options have an exercise period of five years with an exercise price of $2.00. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options vest monthly, with a total of 12,000 options fully vested as of December 31, 2017. The options were valued at $94,830 using the Black Scholes Option Pricing Model, with the following inputs: stock price on measurement date: $8.20; Exercise price: $2.00; Option term: 5 years; Computed volatility: 155.37%. The fair value of the options will be amortized over the year with $94,830 expensed during the year ended December 31, 2017.

A summary of the Company’s option activity during the year ended December 31, 2017 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2015	24,000	$1.00	1.02	$-
Granted	12,000	2.00	4.00	-
Forfeited	-	-	-	-
Exercised	(24,000)	1.00	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2016	12,000	$2.00	3.75	$-
Granted	37,000	1.32	3.33	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2017	49,000	$1.49	3.19	$426,800

Exercisable, December 31, 2017	49,000	$1.49	3.19	$426,800

In connection with a private placement that took place on April 7, 2017, the Company issued warrants for a total of 10,040 common shares of the Company at a 1:1 ratio for shares purchased by investors (See Note 4). The warrants were valued using the Black Scholes valuation model with stock prices ranging from $7.60 to $8.50, exercise price of $30.00, volatility ranging from 76.66% to 90.86% based on the Company’s stock price, an expected term of 1 year and a risk free rate ranging from 1.07% to 1.11%.

On November 16, 2017, in connection with the Securities Purchase Agreement, the Company issued warrants for 536,000 common shares of the Company (See Note 7). The fair value of the warrants was determined using a Black Scholes valuation model with a stock price of $7.20, exercise price of $7.50, volatility of 169.29% based on the Company’s stock price, an expected term of 5 years and a risk free rate of 1.68%. The relative fair value of the warrants of $1,545,288 was recorded as a discount to the Notes and as additional paid in capital and the expense will be amortized over the two-year term of the underlying Notes. The warrants will become exercisable on May 16, 2018.

On November 16, 2017 in connection with the $3,350,000 Securities Purchase Agreement (See Note 7), Roth Capital Partners, LLC (“Roth”), as the Company’s exclusive placement agent, was issued warrants for 53,600 common shares of the Company. The fair value of the warrants was determined using a Black Scholes valuation model with a stock price of $7.20, exercise price of $5.00, volatility of 169.29% based on the Company’s stock price, an expected term of 5 years and a risk free rate of 1.68%. The value of the warrants of $368,003 was recognized as interest expense during the year ended December 31, 2017. The warrants will become exercisable on May 16, 2018.

The significant assumptions used to determine the fair values of warrants issued, using a Black-Scholes valuation model are as follows:

	December 31, 2017	December 31, 2016
Market value of underlying stock	$7.20-$8.50	-
Volatility	76.66%-169.29%	-
Expected term (in years)	1 – 5.5	-
Risk-free interest rate	1.07% - 1.68%	-
Expected dividend yield	None	-

A summary of the Company’s warrant activity for the years ending December 31, 2017 and 2016 is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2015	-	$-	-	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2016	-	$-	-	$-
Granted	599,640	7.65	5.29	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2017	599,640	$7.65	5.29	$1,725,921

Exercisable, December 31, 2017	10,040	$30.00	.30	$-

NOTE 12 – SUBSEQUENT EVENTS

Amendment and Exchange of Agreements

On February 20, 2018, Cosmos Holdings, Inc. (the “Company”) entered into two separate Amendment and Exchange Agreements (each, an “Exchange Agreement”), each by and between the Company and an institutional investor that previously purchased a Senior Convertible Note from the Company on November 16, 2017 (each, an “Existing Note”) pursuant to a Securities Purchase Agreement, dated as of November 15, 2017, by and between the Company and such holders of Existing Notes (the “Securities Purchase Agreement”). Pursuant to each Exchange Agreement, the Company issued a new senior convertible note (each, a “New Note”) in the amounts of $2,791,668 and $558,332 to each holder for a total aggregate principal amount of $3,350,000 in exchange for an Existing Note.

Each New Note is identical in all material respects to the Existing Note, except that (i) the New Note shall not be convertible into shares of the Company’s common stock (the “Common Stock”) until April 20, 2018, (ii) all future cash installment payments under such New Note will be made at a redemption price equal to 112% of the applicable installment amount, (iii) the Company’s existing obligation to initially deliver predelivery shares of its common stock to the holder of such New Note is deferred until April 20, 2018 and (iv) at any time on or before June 20, 2018, the Company has the right, at its option, to redeem all, or any part, of the amounts then outstanding under such New Note in cash at redemption price equal to 125% of such amounts then outstanding under such New Note.

Except as set forth in the Exchange Agreements and the New Notes, the Securities Purchase Agreement and each of the other transaction documents that were executed in connection with the Securities Purchase Agreement remain unchanged and in full force and effect.

Third Party Loan Agreement

On March 16, 2018, the Company entered into a loan facility agreement, with a third party, pursuant to which the Company received €1,500,000 ($1,845,072). The loan bears an annual interest rate of 4.7%, is unsecured and matures on March 16, 2019.

Related Party Loan from Director

On March 14, 2018 and March 16, 2018, the Company borrowed €300,000 ($371,383) and €200,000 ($246,010), respectively from Mr. Grigorios Siokas, Chief Executive Officer. These loans have no formal agreements, bear no interest and have no maturity dates. The proceeds will be used by the Company for working capital.

Distribution and Equity Agreement

On March 19, 2018, the Company entered into a Distribution and Equity Acquisition Agreement with Marathon Global Inc. (“Marathon”), a company incorporated in the Province of Ontario, Canada. Marathon was recently formed to be a global supplier of Cannabis, cannabidiol (CBD) and/or any Cannabis Extract products, extracts, ancillaries and derivatives (collectively, the “Products”). The Company was appointed the exclusive distributor of the Products initially throughout Europe and on a non-exclusive basis wherever else lawfully permitted.

The Agreement is to remain in effect indefinitely unless Marathon fails to provide Market Competitive (as defined) product pricing and Marathon has not become profitable within five (5) years of this Agreement. Following a thirty (30) day due diligence period, and subject to satisfactory due diligence of the Company, Marathon shall: (a) grant the Company a 33 1/3% equity interest in Marathon as partial consideration for the Company’s distribution services; and (b) make a cash payment of CAD $2,000,000 to the Company, subject to repayment by the Company in Common Shares of the Company if it fails to meet certain performance milestones. The Company is entitled to receive an additional CAD $2,750,000 upon the Company’s receipt of gross sales of CAD $6,500,000 and an additional CAD $2,750,000 upon receipt of gross sales of CAD $13,000,000. The Company was also given the right to nominate one director to the Marathon Board of Directors.

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

With the participation of the Chief Executive Officer/Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2017, as the result of a material weakness. The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting. We had the following material weakness at December 31, 2017:

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

Name	Age	Position

Grigorios Siokas	53	CEO, CFO and Director

Dimitrios Goulielmos	51	Director

Demetrios G. Demetriades	52	Secretary and Director

John J. Hoidas	53	Director

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

Grigorios Siokas joined us as CEO, CFO and Director on February 26, 2016. He has over 15 years' experience in the pharmaceutical industry. Since 2014, he has served as the CEO and Operations Manager of SkyPharm SA a wholly-owned subsidiary of the Company. SkyPharm SA is a pharmaceutical company located in Greece that mainly exports medicines from Greece to other European countries, such as Germany, England and Denmark. Prior to 2014, Mr. Siokas worked in a variety of sectors of the pharmaceutical industry mostly in the trading of medicines in Greece and other European countries. Additionally, since 2000 he has been a major shareholder in various pharmaceutical companies such as: Ippokratis Pharmaceuticals, (annual sales of over € 78 million); Thrakis Pharmaceuticals, (annual sales of over € 20 million); Thessalias Pharmaceuticals, (annual sales of over € 18 million); and ZED Pharma SA, (annual sales of over € 35 million). During the 1990s, Mr. Siokas founded and operated a marble wholesale import – export company in Germany. Within a period of two years he became the 4th biggest Greek marble importer in Germany. He also ran a Tour Operation with many different airlines, serving millions of customers. Mr. Grigorios Siokas has Bachelor Degree in Geology from the Aristotle University of Thessaloniki, Greece. He received a Masters in management and finance from the University of Stuttgart and the University of Tuebigen, Germany.

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

Director Independence

Our board of directors has determined that John Hoidas qualifies as an "independent board member" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2017, the no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2017. The Company intends on putting in procedures to ensure that all persons properly comply with the filing requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a Code of Ethics for Financial Executives, which includes our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics has been filed as an exhibit to this Report.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal year ended December 31, 2017 and 2016.

SUMMARY COMPENSATION TABLE

Name	YE 12/31	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Grigorios	2017	250,000	(2)	-	-	-	-	-	-	250,000	(2)
Siokas(1)	2016	-		-	-	-	-	-	-	-

Dimitrios	2017	-		-	-	-	-	-	-	-
Goulielmos (3)	2016	-		-	-	-	-	-	-	-

Demetrios G.	2017	-		-	-	-	-	-	-	-
Demetriades	2016	-		-	-	-	-	-	-	-

(1)

Mr. Siokas became the Company's Chief Executive Officer and Director of the Company in 2016. Prior to his becoming Chief Executive Officer, on April 30, 2014, the Company entered into an Exclusive Cooperation Agreement with Mr. Siokas to be the Manager of the Pharmaceutical Division of the Company. This Agreement was rescinded as of the date when Mr. Siokas became CEO in February 2016.

(2)	This compensation was paid to Mr. Siokas as director’s fees.
(3)	Mr. Goulielmos was Chief Executive Officer from September 27, 2013 until he resigned on February 26, 2016.

Narrative Disclosure to the Summary Compensation Table

There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2017 and December 31, 2016.

OUTSTANDING EQUITY AWARDS AT YEAR END

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options		Option Exercise	Option Expiration	No. of Shares or Units of Stock that Have Not	Market Value of Shares or Units of Stock that Have Not	Equity Incentive Plan Awards: No. of Unearned Shares, Units or Other Rights That Have Not
Name	Exercisable	Un-exercisable	Price ($)	Date	Vested (#)	Vested ($)	Vested

Grigorios Siokas	-	-	-	-	-	-	-

Dimitrios Goulielmos	-	-	-	-	-	-	-

John Hoidas	-	-	-	-	-	-	-

Demetrios G. Demetriades	-	-	-	-	-	-	-

Director Compensation

During the fiscal year ended December 31, 2017, the Company’s Chief Executive Officer and Director received total compensation for services of $250,000. No other compensation was awarded to, earned by, or paid to our current director for services rendered in any capacities to us for the fiscal years ended December 31, 2017 and 2016.

We have no formal plan for compensating our directors for their services in their capacity as directors. In the future we may grant options to our directors to purchase shares of common stock as determined by our Board of Directors or a compensation committee that may be established.

Stock Option Plans

We did not have a stock option plan as of December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of April 16, 2018, for each of the following persons, after giving effect to the transaction under the Exchange Agreement:

•	all such directors and executive officers as a group; and

•	each person who is known by us to own beneficially five percent or more of our common stock prior to the change of control transaction.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder's name. The percentage of class beneficially owned set forth below is based on 12,825,408 shares of common stock outstanding on April 16, 2018 after giving retroactive effect to a 1 for 10 reverse stock split effective November 21, 2017. We calculated beneficial ownership according to Rule 13d-3 of the Securities Exchange Act of 1934, as amended as of that date (the “Exchange Act”). Shares of our Common Stock issuable upon exercise of options or warrants or conversion of Notes that are exercisable or convertible within sixty (60) days of April 16, 2018 are included as beneficially owned by the holder, but not deemed outstanding for computing the percentage of any other Stockholder for Percentage of Common Stock Beneficially Owned Immediately. Beneficial ownership generally includes voting and dispositive power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole dispositive power with respect to all shares beneficially owned.

Name and Address of Beneficial Owners of Common Stock 1	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock

Grigorios Siokas [1]	Common	9,212,451	71.8%

Dimitrios Goulielmos [2]	Common	540,000	4.21%

DIRECTORS AND OFFICERS		9,752,451	76.0%

5% SHAREHOLDERS

Total of 5% shareholders		-	-%

____________

(1)	Mr. Siokas has a voting block of 9,212,451 common shares, or 71.8% of the issued and outstanding common stock of the Company as of April 16, 2018.

(2)

Mr. Goulielmos is the owner of Jaron Trading Limited a company that holds 40,000 common shares. Therefore Mr. Goulielmos, in addition to the 500,000 common share that he personally owns, he controls the 40,000- that belongs to Jaron Trading Limited. Attributing these shares to Mr. Goulielmos gives him a voting block of 540,000 shares, or 4.21% of the issued and outstanding common stock of the Company at April 16, 2018.

Percentages are based on 12, 825,408 shares outstanding at April 16, 2018.

Other than the shareholders listed above, we know of no other person who is the beneficial owner of more than five percent (5%) of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On the date of our inception, we issued 2 million shares of our common stock to our three officers and directors which were recorded at no value (offsetting increases and decreases in Common Stock and Additional Paid in Capital).

Grigorios Siokas

As of December 31, 2017 and 2016 the Company has prepaid expenses of $0 and €14,646 ($15,454), respectively, related to board of directors' fees and related taxes for Grigorios Siokas, Chief Executive Officer. During the year ended December 31, 2017, Mr. Siokas returned the €14,646 ($17,607) that was prepaid to him. During the year ended December 31, 2015, the Company borrowed €10,000 ($10,906) as a loan payable from Mr. Grigorios Siokas. The loan has no formal agreement and bears no interest. During the year ended December 31, 2016, this loan was paid back in full.

On October 1, 2016, the Company borrowed €5,000 ($5,276) from Mr. Siokas, CEO, related to its subsidiary’s purchase of additional capital of SkyPharm. The loan is non-interest bearing and has a maturity date of October 1, 2017. During the year ending December 31, 2017, the Company borrowed an additional €1,000 ($1,202). The outstanding balance as of December 31, 2017 was €6,000 ($7,213).

During the year ended December 31, 2016, the Company borrowed €90,500 ($95,496) as additional loans payable from Mr. Siokas. During the year ended December 31, 2017, the Company borrowed an additional €623,621 ($749,717). These loans had no formal agreements and bore no interest. As of December 31, 2017, the Company paid back the entire outstanding balance of the loans or €714,121 ($858,516).

As of December 31, 2017, the Company paid $250,000 to Mr. Siokas for board of director’s fees.

DOC Pharma

On May 20, 2016, the Company entered into a non-binding Memorandum of Understanding ("MOU") with DOC Pharma SA, a company controlled by Grigorios Siokas, the Company's CEO, a director and principal shareholder. DOC Pharma SA located in Thessaloniki, Greece, is an ISO certified and licensed GDP (Good Distribution Practices) wholesaler of pharmaceutical products and GMP (Good Manufacture Practices) manufacturer of non-patent and patent medicines, Over-the-counter (OTC) medicines and Food Supplements. It is the owner of numerous licenses of generic medicines and uses its own network of pharmaceutical sales representatives to communicate its products with doctors. The Memorandum of Understanding expired on December 31, 2016, and has not been formally renewed or extended, however is being pursued. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As of December 31, 2017 and 2016, the Company has a prepaid balance of €776,431 ($933,425) and an accounts payable balance of €133,756 ($160,801), resulting in a net prepaid balance of €642,675 ($772,623) in the year ended December 31, 2017 to DOC Pharma S.A. As of December 31, 2016, the Company had a prepaid balance of €65 ($69) to DOC Pharma S.A. The Company’s CEO, Mr. Grigorios Siokas’, wife is the managing director of DOC Pharma and Mr. Siokas himself served as a principal of DOC Pharma. During the years ended December 31, 2017 and 2016, the Company has purchased a total of €4,733,375 ($5,349,187) and €2,906,785 ($3,218,392), respectively, of products from DOC Pharma, respectively. During the years ended December 31, 2017 and 2016, respectively, the Company had $0 and €176,456 ($195,372) revenue from DOC Pharma.

On November 1, 2015, the Company entered into a €12,000 ($12,662) Loan Agreement with DOC Pharma S.A, pursuant to which DOC Pharma S.A., paid existing bills of the Company in the amount of €12,000, excluding the Vendor Bills. The loan bears an interest rate of 2% per annum and was due and payable in full on October 31, 2016. As of December 31, 2017, the Company has an outstanding principal balance under this note of €12,000 ($14,426) and accrued interest expense of $572.

On October 3, 2017, the Company, via its subsidiary SkyPharm, signed an Assignment Contract with DOC Pharma S.A. for various services that include the market analysis, research, development of formulas of products, design of product packaging, registration of products, and manufacturing of a new line of dietary supplement products. SkyPharm was given the exclusive rights to market and distribute the supplements in both the domestic Greece market and the international market, either through companies owned by the Company or third parties. Following product design and development, DOC Pharma S.A. will provide the Company with a complete dossier with all necessary data to be submitted to the National Organization for Medicines for required approvals. The total price of the project is €455,000 plus the corresponding VAT. According to this agreement, during the year ended December 31, 2017, we had an expense of €322,000 ($387,108). The total length of the contract is through December 31, 2018. The contract is subject to earlier termination upon written notice if: (i) for any reason, the marketing license for the products expires or if lifted, revoked or suspended; (ii) DOC Pharma’s production license is revoked for the category of supplements under the contract; (iii) either party breaches the contract and it is not cured within thirty (30) days of written notice to the other party; or (iv) the bankruptcy or similar proceedings by one of the parties.

Medihelm S.A

As of December 31, 2017, the Company has an outstanding payable balance due to Medihelm S.A of €320,650 ($385,485). Medihelm’s managing director is the mother of Nikolaos Lazarou, the director of Decahedron. Additionally, the Company has a receivable balance of €142,564 ($171,391) and a prepaid balance of €1,623,980 ($1,952,349) as of December 31, 2017. During the year ended December 31, 2017, SkyPharm purchased €9,027,639 ($10,202,135) and Decahedron purchased £605,709 ($784,272) from Medihelm. SkyPharm generated revenue from Medihelm of €1,265,184 ($1,429,785). During the year ended December 31, 2016, the SkyPharm made purchases of €633,975 ($701,937) from Medihelm and had revenue from Medihelm of €134,977 ($149447).

Konstantinos Vassilopoulos

During the year ended December 31, 2017, Konstantinos Vassilopoulos, US Finance Manager, paid $10,179 of existing bills of the Company. There is no formal agreement related to these transactions. During the nine months ended September 30, 2017, the Company paid back $9,810. There is no formal agreement related to these transactions. As of December 31, 2017 the outstanding balance under this loan was $369.

Ourania Matsoukis

During the year ended December 31, 2016, the Company borrowed €44,995 ($47,479) from Mrs. Matsoukis. During the year ended December 31, 2017, the Company borrowed an additional €55,000 ($66,121) and paid back €99,995 ($120,214). These loans have no formal agreement and bear no interest. As of December 31, 2017, the Company paid off these loans in full.

Dimitrios Goulielmos

On November 4, 2015, Mr. Dimitrios Goulielmos (the "Seller") and Mr. Grigorios Siokas (the "Buyer") entered into a stock purchase agreement, whereby Mr. Goulielmos sold 9,500,000 shares of common stock to Mr. Siokas for $10.00. As part of the agreement, the Seller forgave and released the Company and the Company's subsidiary from all claims except for the repayment of €200,000 that was loaned by the Seller to SkyPharm. In exchange, the Buyer pledged to pay various obligations of the Company as listed in the Annex of the agreement as follows: $16,357 to Malone Bailey, $3,000 in accounting fees, $2,400 to Terzis, the Amplerissimo tax liability of €817,811 and various other obligations estimated between $5,000 and $10,000.

On November 21, 2014, SkyPharm entered into a Loan Agreement with Dimitrios Goulielmos, former Chief Executive Officer and a current director of the Company, pursuant to which the Borrower borrowed €330,000 ($401,115) from Mr. Goulielmos. The Loan bears an interest rate of 2% per annum and was due and payable in full on May 11, 2015. On November 4, 2015, €130,000 ($142,860) in principal and the related accrued interest of €733 ($806) was forgiven and the remaining balance of €200,000 will no longer accrue interest as part of the stock purchase agreement with Grigorios Siokas on November 4, 2015 referenced above. As of December 31, 2016, €60,000 ($63,312) of the loan was paid back. During the year ended December 31, 2017 an additional €70,500 ($84,755) was paid back and a principal balance of €69,500 ($83,553) and $0 of accrued interest remains.

In connection with the Decahedron SPA, on February 9, 2017, Decahedron, Medihelm S.A. and Nikolaos Lazarou entered into a liability transfer agreement whereby the loan previously provided Decahedron by Mr. Lazarou prior to the acquisition would be cancelled in exchange for Mr. Lazarou’s personal assumption of approximately £172,310 ($233,118) owed to Medihelm S.A., a creditor of Decahedron.

On December 19, 2017, the Company entered into a stock purchase agreement with an officer and director of the Company, whereby for consideration of €80,000 ($94,495) the Company purchased 20,000 shares of its common stock. As per the agreement, the sale and transfer of the shares occurred on December 19, 2017, the date of signing, however the Company is entitled to pay the full consideration in tranches until July 2018. As of December 31, 2017, the Company has paid consideration of €28,000 ($33,073) and has an amount due to related party of €52,000 ($61,422). The shares were returned to the Company in February 2018. As of the date of this filing, the Company has paid an additional consideration of €32,000 ($38,470) and has an amount due to related party of €20,000 ($24,044).

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Item 14. Principal Accountant Fees and Services

On November 25, 2013, the Company engaged MaloneBailey, LLP ("MB") as the Company's independent auditors. MB performed the audit of the Company's consolidated financial statements for Fiscal 2013, 2014, 2015, 2016 and 2017 and issued the audit report in this Annual Report.

The following table presents: (1) fees for professional audit services rendered by MB for the audit of our annual financial statements and for other services for the year ended December 31, 2016; and (2) fees for professional audit services rendered by MB for the audit of our annual financial statements and for other services for the year ended December 31, 2017.

Financial Statements for the Year Ended	Audit Services	Audit Related Fees	Tax Fees	Other Fees
December 31, 2017
MALONEBAILEY LLP	$107,500	-	-	-
December 31, 2016
MALONEBAILEY LLP	$67,000	-	-	-

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

Audit Fees for the fiscal years ended December 31, 2017 and 2016 were for professional services rendered for the audits and quarterly reviews of the financial statements of the Company, consents, and other assistance required to complete the year-end audit of the financial statements.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Document Description

3.1	Articles of Incorporation of the Registrant dated November 14, 2013 (1)

3.2	Certificate of Amendment to Articles of Incorporation of the Registrant filed on October 11, 2017 (14)

3.3	Bylaws of the Registrant (1)

4.1	Form of Securities Purchase Agreement dated November 15, 2017 by and among Cosmos Holdings Inc. and the Buyers listed (15)

4.2	Form of Senior Convertible Note (15)

4.3	Form of Warrant to Purchase Common Stock (15)

4.4	Form of Leak-Out Agreement (15)

4.5	Form of Registration Rights Agreement (15)

4.6	Form of Amendment and Exchange Agreement (23)

4.7	Form of Senior Convertible Note (23)

4.8	Common Stock Purchase Warrant issued to Roth Capital Partners (22)

10.1	Master Services Agreement, dated January 15, 2013, by and between Amplerissimo Ltd. and Millenia International Group Ltd. (2)

10.2	Master Services Agreement, dated May 15, 2013, , by and between Amplerissimo Ltd. and Tech Telecoms and Trade Limited (2)

10.3	Exclusive Cooperation Agreement, dated April 30, 2014, by and between the Registrant and Grigorios Siokas (3)

10.4	Advisory Board Member Consulting Agreement, dated as of January 3, 2017, by and between the Company and Orestes Varvitsiotes (4)

10.5	Stock Purchase Agreement, dated November 4, 2015, by and between Grigorios Siokas and Dimitrios S. Goulielmos (5)

10.6	Loan Facility Agreement, dated as of August 4, 2016, by and among SkyPharm S/A, Grigorios Siokas, as Guarantor and Synthesis Peer to Peer Income Fund. (6)

10.7	Pledge Agreement, by and between Grigorios Siokas and Synthesis Peer-to Peer Income Fund (6)

10.8

First Deed of Amendment relating to Loan Facility Agreement, dated as of August 4, 2016, by and among Sky Pharm S.A., as Borrower, Grigorios Siokas, as Guarantor and Synthesis Peer-to Peer Income Fund (7)

10.9	Intellectual Property Sale Agreement, dated as of October 1, 2016, by and among the Company, Anastasios Tsekas and Olga Parthenea Georgatsou (8)

10.10	Employment Agreement, dated as of October 1, 2016, by and between the Company and Konstantinos Vassilopoulos (8)

10.11	Stock Purchase Agreement, dated as of November 16, 2016, by and among Company, MediHelm Pharmaceutical Wholesellers SA, Konstantinos Metsovitis and Eleni Metsovitis (9)

10.12	Stock Purchase Agreement, dated as of November 17, 2016, by and among the Company, Decahedron Ltd. and Nikolaos Lazarou (10)

10.13	Amendment to the Stock Purchase Agreement, dated as of February 9, 2017 by and among the Company, Decahedron Ltd., Nikolaos Lazarou, Vasiliki Kappou, Misel Kappou (11)

10.14

Amended and Restating Loan Facility Agreement, dated as of March 23, 2017, by and among SkyPharm S.A., as Borrower, Grigorios Siokas, as Guarantor and Synthesis Peer-to Peer Income Fund, as Lender (12)

10.15	Trade Finance Facility Offer Letter, dated as of April 10, 2017, by and between Decahedron Ltd. and Synthesis Structured Commodity Trade Finance Limited. (13)

10.16	Trade Finance Facility Agreement, dated as of April 10, 2017, by and between Decahedron Ltd. and Synthesis Structured Commodity Trade Finance Limited. (13)

10.17	Cross Guarantee and Indemnity Agreement, dated as of April 10, 2017, by and among Cosmos Holdings Inc., Decahedron Ltd. and Synthesis Structured Commodity Trade Finance Limited. (13)

10.18	Security Assignment of Receivables and other Contractual Rights, dated as of April 10, 2017, by and between Decahedron Ltd. and Synthesis Structured Commodity Trade Finance Limited. (13)

10.19	Trade Finance Facility Agreement, dated May 12, 2017 by and between SkyPharm S.A and Synthesis Structured Commodity Finance Limited. (16)

10.20

Cross Guarantee and Indemnity Agreement dated May 12, 2017 by and between SkyPharm S.A., as Commodity Buyer, Cosmos Holdings Inc. as Guartor and Synthesis Structured Commodity Trade Finance Limited (16)

10.21	Security Assignment of Receivables and other Contractual Rights, dated May 12, 2017 by and between SkyPharm S.A and Synthesis Structured Commodity Trade Finance Limited (16)

10.22	Termination , to Exclusive Cooperation Agreement dated as of April 30, 2014 (25)

10.23	Exclusive Cooperation Agreement, dated April 30, 2014, by and between the Company and Grigorios Siokas (17)

10.24	Assignment Contract dated October 3, 2017 by and between SkyPharm S.A. and DOC Pharma S.A. (25)

10.25	Loan Agreement dated November 21, 2014 by and between SkyPharm S.A. and Dimitrios S. Goulielmos (18)

10.26	Loan Agreement dated December 29, 2014 by and between the Registrant and Dimitrios S. Goulielmos (19)

10.27	Loan Agreement dated March 27, 2015 by and between the Registrant and Dimitrios S. Goulielmos (20)

10.28	Stock Purchase Agreement dated November 4, 2015 by and between Grigorios Siokas and Dimitrios S. Goulielmos (21)

10.29	Liability Transfer Agreement dated February 9, 2017 by and among Decahedron Ltd., MediHelm S.A. and Nikolaos Lazarou (25)

10.30	Distribution and Equity Acquisition Agreement Effective as of March 19, 2018 by and between Cosmos Holdings, Inc. and Marathon Global Inc. (24)

14.1	Code of Ethics*

21	List of Subsidiaries*
_____________

*Filed with this Report

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

31.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

_____________

(1)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-162597) filed by the Registrant on October 20, 2009.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on November 14, 2013.

(3)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on May 1, 2014.

(4)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on January 9, 2017.

(5)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on November 9, 2015.

(6)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on August 4, 2016.

(7)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on September 16, 2016.

(8)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on October 5, 2016.

(9)	Incorporated by reference to the Current Report on Form 8-K dated as of November 16, 2016 filed by the Registrant on November 22, 2016.

(10)	Incorporated by reference to the Current Report on Form 8-K dated as of November 17, 2016 filed by the Registrant on November 22, 2016.

(11)	Incorporated by reference to the Current Report on Form 8-K/A filed by the Registrant on February 13, 2017.

(12)	Incorporated by reference to the Current Report on Form 8-K/A filed by the Registrant on March 28, 2017.

(13)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on April 14, 2017.

(14)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant in October 11, 2017.

(15)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on November 16, 2017.

(16)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on May 18, 2017.

(17)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on April 1, 2014.

(18)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on November 26, 2014.

(19)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on January 5, 2015.

(20)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on March 31, 2015.

(21)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on November 9, 2015.

(22)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on December 27, 2017.

(23)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on February 21, 2018.

(24)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on March 19, 2018.

(25)	Incorporated by reference to Registration Statement on Form S-1 (No. 333-222061).

*	Filed with this Report.

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

Cosmos Holdings Inc.

Date: April 17, 2018	By:	/s/ Grigorios Siokas
Grigorios Siokas
Chief Executive Officer (Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer )

In accordance with the Exchange Act, this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Grigorios Siokas	Chief Executive Officer	April 17, 2018
Grigorios Siokas	(Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer) and Director

/s/ Dimitrios Goulielmos	Director	April 17, 2018
Dimitrios Goulielmos

/s/ Demetrios G. Demetriades	Secretary and Director	April 17, 2018
Demetrios G. Demetriades

/s/ John J. Hoidas	Director	April 17, 2018
John J. Hoidas

