Form 10-Q
period 2018-03-31
Cosmos Holdings Inc.
filed 2018-05-21
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

Commission file number: 000-54436

COSMOS HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	27-0611758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

141 West Jackson Blvd, Suite 4236 Chicago, Illinois	60604
(Address of principal executive offices)	(Zip Code)

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

As of May 21, 2018 there were 13,495,394 shares issued and 13,336,705 shares outstanding of the registrant’s common stock.

 COSMOS HOLDINGS INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

COSMOS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,328,047	$782,853
Accounts receivable	2,234,980	1,255,596
Accounts receivable - related party	538,303	171,392
Inventory	2,072,003	3,093,521
Prepaid expenses and other current assets	2,036,627	1,482,192
Prepaid expenses and other current assets - related party	3,839,654	2,724,972

TOTAL CURRENT ASSETS	12,049,614	9,510,526

Other assets	1,188,869	1,008,579
Property and equipment, net	126,984	114,567
Intangible assets, net	40,019	41,994

TOTAL ASSETS	$13,405,486	$10,675,666

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,895,930	$1,778,333
Accounts payable and accrued expenses - related party	782,554	387,847
Convertible notes payable, net of unamortized discount of $2,775,157 and $2,989,110, respectively	300,484	121,604
Notes payable, net of unamortized discount of $49,578 and $126,763, respectively	12,416,920	9,951,745
Notes payable - related party	86,856	97,979
Loans payable - related party	899,414	7,213
Taxes payable	1,443,067	1,358,789

TOTAL CURRENT LIABILITIES	17,825,225	13,703,510

TOTAL LIABILITIES	17,825,225	13,703,510

Commitments and Contingencies (see Note 9)	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 12,825,393 and 12,825,393 shares issued and 12,666,704 and 12,666,704 outstanding as of March 31, 2018 and December 31, 2017, respectively	12,825	12,825
Additional paid-in capital	7,451,390	5,652,429
Accumulated other comprehensive loss	(1,520,283)	(1,385,229)
Accumulated deficit	(10,267,789)	(7,211,987)
Treasury Stock	(95,882)	(95,882)

TOTAL STOCKHOLDERS' DEFICIT	(4,419,739)	(3,027,844)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,405,486	$10,675,666

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COSMOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2018	2017

REVENUE
Revenue	$11,965,429	$4,115,916

COST OF REVENUE	11,355,433	3,752,224

GROSS PROFIT	609,996	363,692

OPERATING EXPENSES
General and administrative expenses	751,748	393,494
Depreciation and amortization expense	7,796	5,142
Impairment of goodwill	-	1,949,884
TOTAL OPERATING EXPENSES	759,544	2,348,520

LOSS FROM OPERATIONS	(149,548)	(1,984,828)

OTHER INCOME (EXPENSE)
Interest expense - related party	(66)	(66)
Interest expense	(286,578)	(110,128)
Non-cash interest expense	(1,284,012)	-
Other expense	(2,778)	(11,650)
Forgiveness of debt	49,623	-
Loss on extinguishment of debt	(1,464,698)	-
Foreign currency transaction gain	82,283	72,970
TOTAL OTHER EXPENSE	(2,906,226)	(48,874)

LOSS BEFORE INCOME TAXES	(3,055,774)	(2,033,702)

INCOME TAX EXPENSE	(28)	(32)

NET LOSS	(3,055,802)	(2,033,734)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(135,054)	(15,019)

TOTAL OTHER COMPREHENSIVE LOSS	$(3,190,856)	$(2,048,753)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.24)	$(0.16)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic and Diluted	12,825,393	12,679,609

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COSMOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,055,802)	$(2,033,734)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and amortization expense	7,796	5,142
Amortization of debt discounts	1,284,012	15,466
Loss on extinguishment of debt	1,464,698	-
Gain on forgiveness of debt	(49,623)	-
Stock-based compensation	59,671	87,246
Loss on goodwill impairment	-	1,949,884
Changes in Assets and Liabilities:
Accounts receivable	(979,384)	(377,446)
Accounts receivable - related party	(366,911)	-
Inventory	1,021,518	99,894
Prepaid expenses	(554,435)	(991,069)
Prepaid expenses - related party	(1,114,682)	(45,076)
Other assets	(180,290)	(67,832)
Accounts payable and accrued expenses	117,597	663,381
Accounts payable and accrued expenses - related party	394,707	(12,910)
Taxes payable	84,283	48,508
NET CASH USED IN OPERATING ACTIVITIES	$(1,866,845)	$(658,546)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$(12,307)	$(3,972)
Cash received from acquisition	-	40,858
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(12,307)	$36,886

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of convertible note payable	$(775,285)	$-
Payment of related party note payable	(13,552)	(26,745)
Payment of note payable	-	(339,127)
Proceeds from note payable	2,273,040	312,496
Payment of related party loan	(142,248)	(29,954)
Proceeds from related party loan	1,034,270	424,305
Payment of loans payable	-	(6,419)
NET CASH PROVIDED BY FINANCING ACTIVITIES	$2,376,225	$334,556

Effect of exchange rate changes on cash	$48,121	$(32,180)

NET INCREASE IN CASH	545,194	(319,284)

CASH AT BEGINNING OF PERIOD	782,853	716,590
CASH AT END OF PERIOD	$1,328,047	$397,306

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$246,194	$61,075
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Acquisition of Decahedron	$-	$1,479,000
Reversal of proceeds due from noteholder due to repayment of note	$-	$10,698

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

NOTE 1 – BASIS OF PRESENTATION

The terms “COSM,” “we,” “the Company,” and “us” as used in this report refer to Cosmos Holdings Inc. The accompanying unaudited consolidated balance sheet as of March 31, 2018 and unaudited consolidated statements of operations for the three months ended March 31, 2018 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of COSM, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2017 and 2016, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“Form 10-K”). The accompanying consolidated balance sheet as of December 31, 2017 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet. Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

Cosmos Holdings, Inc. ("us", "we", or the "Company") was incorporated in the State of Nevada under the name Prime Estates and Developments, Inc. on July 21, 2009. On November 14, 2013, we changed our name to Cosmos Holdings Inc.

On September 27, 2013, the Company, closed a reverse take-over transaction by which it acquired a private company whose principal activities are the trading of products, providing representation, and provision of consulting services to various sectors. Pursuant to a Share Exchange Agreement between the Registrant and Amplerissimo Ltd, a company incorporated in Cyprus (“Amplerissimo”), the Company acquired 100% of Amplerissimo’s issued and outstanding common stock. As a result of the reverse take-over transaction, Amplerissimo became a wholly-owned subsidiary of the Company.

On August 1, 2014, the Company, through its Cypriot subsidiary Amplerissimo, formed SkyPharm S.A. a Greek corporation (“SkyPharm”) a subsidiary that focuses on the trading, sourcing and distribution of pharmaceutical products.

In February 2017, the Company completed the acquisition of Decahedron Ltd, a UK corporation (“Decahedron”) consummating the transactions contemplated by the Stock Purchase Agreement, dated November 17, 2016 as amended (the “Decahedron SPA”). Pursuant to the terms of the Decahedron SPA, the shareholders of Decahedron received an aggregate of 170,000 shares of common stock of the Company (the “Stock Consideration”), which were delivered following the closing in exchange for all of the Ordinary Shares of Decahedron for the Stock Consideration. Decahedron is a fully licensed wholesaler of pharmaceutical products and its primary activity is the distribution, import and export of pharmaceuticals. In accordance with the terms of the SPA, Mr. Lazarou remained as a director and officer of Decahedron.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

The Company is one of the world’s most rapidly growing pharmaceutical trading, sourcing and distribution companies. We are currently focusing on expanding the existing operations of our subsidiaries and continuing to make progress towards becoming a Global Specialty Pharmaceutical Company. The Company’s focus is on Branded Pharmaceuticals, Over-the-Counter (OTC) medicines, and Generic Pharmaceuticals. The Company also intends to enter the nutraceutical market and to continue to target areas where we can build and maintain a strong position. The Company uses a differentiated operating model based on a lean, nimble, and decentralized structure, with emphasis on actively pursuing low risk license acquisitions, as well as investing in Research & Development, particularly on pharmaceutical and nutraceutical products with inherently lower risk profiles and clearly defined regulatory pathways. Our operating model and the execution of our Corporate Strategy are enabling the Company to adapt to market realities and customer needs, achieve sustainable growth, and create shareholder value.

We regularly evaluate and, where appropriate, execute on opportunities to expand through the acquisition of branded pharmaceutical products and pharmaceutical companies in areas that will serve patients that we believe will offer above average growth characteristics and attractive margins. In particular, we look to continue to enhance our pharmaceutical and over the counter product lines by acquiring or licensing rights to additional products and regularly evaluate selective acquisition and licensing opportunities.

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

Going Concern

The Company’s consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company generated a net loss of $3,055,802 for the three months ended March 31, 2018 and has a working capital deficit of $5,775,611 and an accumulated deficit of $10,267,789 as of March 31, 2018. These conditions raise substantial doubt of the Company’s ability to continue as a going concern. The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management’s plans to continue as a going concern include raising additional capital through increased sales of product and by sale of equity. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

March 31, 2018

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2018 and December 31, 2017, there were no cash equivalents.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided on a straight-line basis over the useful lives (except for leasehold improvements which are depreciated over the lesser of the lease term or the useful life) of the assets as follows:

Estimated Useful Life
Furniture and fixtures	5-7 years
Office and computer equipment	3-5 years

Depreciation expense was $5,667 and $3,168 for the three months ended March 31, 2018 and 2017, respectively.

Intangible Assets

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 5 years for an import/export license. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. At March 31, 2018, no revision to the remaining amortization period of the intangible assets was made.

Amortization expense was $2,129 and $1,974 for the three months ended March 31, 2018 and 2017, respectively.

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

Prior to the acquisition of Decahedron, the Company had no recorded goodwill value. As a result of the acquisition of Decahedron, the Company tested and expensed 100% of the goodwill allocated to the acquisition costs, an amount equal to $1,949,884 for the period ending March 31, 2017.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2018.

Cash is considered to be highly liquid and easily tradable as of March 31, 2018 and therefore classified as Level 1 within our fair value hierarchy.

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

Revenue Recognition

The Company adopted Topic 606 Revenue from Contracts with Customers on January 1, 2018. As a result, it has changed its accounting policy for revenue recognition as detailed below.

Revenue is measured based on consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product to a customer. These criteria are assumed to have been met upon delivery of the products requested by the customer to the customers carrier.  Hence, adoption of the ASC 606, has not changed the timing and nature of the Company’s revenue recognition.

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

March 31, 2018

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

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At March 31, 2018 the Company has maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

We recognize the impact of an uncertain tax position in our financial statements if, in management’s judgment, the position is not more-likely-then-not sustainable upon audit based on the position’s technical merits. This involves the identification of potential uncertain tax positions, the evaluation of applicable tax laws and an assessment of whether a liability for an uncertain tax position is necessary. As of March 31, 2018 the Company has no uncertain tax positions recorded in any jurisdiction where it is subject to income tax.

Basic and Diluted Net Income (Loss) per Common Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the periods presented. The per share amounts include the dilutive effect of common stock equivalents in periods with net income. Basic and diluted net loss per share for each of the periods ended March 31, 2018 and 2017 is the same due to the anti-dilutive nature of potential common stock equivalents.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which simplifies the measurement of goodwill by eliminating Step 2 from the current goodwill impairment test in the event that there is evidence of an impairment based on qualitative or quantitative assessments. ASU 2017-04 does not change how the goodwill impairment is identified, and the Company will continue to perform a qualitative assessment annually to determine whether the two step impairment test is required. Until the adoption, current accounting standards require the impairment loss to be recognized under Step 2 of the impairment test. This requires the Company to calculate the implied fair value of goodwill by assigning fair value to the reporting unit’s assets and liabilities as if the reporting unit has been acquired in a business combination, then subsequently subtracting the implied goodwill from the carrying amount of the goodwill. The new standard would require the Company to determine the fair value of the reporting unit and subtract the carrying value from the fair value of the reporting unit to determine if there is an impairment. ASU 2017-04 is effective for the Company for fiscal years after December 15, 2019, and early adoption is permitted. ASU 2017-04 is required to be adopted prospectively, and the adoption is effective for annual goodwill impairment tests performed in the year of adoption. The Company does not believe that the adoption of ASU No. 2017-04 will have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business,” with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as an acquisition of assets or a business. ASU No. 2017-01 is effective for the Company’s fiscal year commencing on January 1, 2018. The effect of this guidance is to be applied prospectively and early adoption is permitted. The Company does not believe that the adoption of ASU No. 2017-01 will have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations.

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

In July 2015, the Financial Accounting Standards Board issued Simplifying the Measurement of Inventory, Topic 0330 (ASU No 2015-11). ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost or net realizable value. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016. The Company adopted this standard in the first quarter of fiscal 2017, applying it prospectively. The adoption of ASU 2015-11 did not have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09-Revenue from Contracts with Customers (Topic 606). The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB delayed the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In addition, in March and April 2016, the FASB issued new guidance intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. Both amendments permit the use of either a retrospective or cumulative effect transition method and are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early application permitted. As of January 1, 2018, the Company has adopted the ASC 606 – Revenue from Contracts with Customers and recognizes revenue at the point in time at which the customer obtains control of the entity and the Company has satisfied its performance obligations. The adoption of ASC 606 did not materially impact the timing or amount of revenues that would otherwise be recognized.

NOTE 3 – ACQUISITION OF DECAHEDRON, LTD.

On February 10, 2017, the Company completed the acquisition pursuant to the Decahedron SPA acquiring 100% of the outstanding shares of Decahedron, a United Kingdom company. Decahedron is a pharmaceuticals wholesaler which specializes in imports and exports of branded and generic pharmaceutical products within the EEA and around the world. At closing, the Company acquired 100% of Decahedron’s outstanding shares in exchange for 170,000 shares of Cosmos common stock valued at $1,479,000 (the “Acquisition”).

The Company recognized cash of $40,858 acquired on acquisition. The Company recognized the remaining Decahedron assets acquired and liabilities assumed based upon the fair value of such assets and liabilities measured as of the date of acquisition. The aggregate purchase price for Decahedron has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the license held by Decahedron for the wholesale of pharmaceuticals in the United Kingdom and Europe, the remainder was allocated to goodwill, none of which is tax deductible.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

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

_____________

(a) U.K Pharmaceutical Wholesale Distribution License

Unaudited Supplemental Pro Forma Data

The unaudited pro forma statements of operations data for the three months ended March 31, 2018 and 2017, below, give effect to the Decahedron Acquisition, described above, as if it had occurred at January 1, 2017. These amounts have been calculated after applying our accounting policies and adjusting the results of Decahedron intangible amortization that would have been charged assuming the fair value adjustments had been applied and incurred since January 1, 2017. This pro forma data is presented for informational purposes only and does not purport to be indicative of our future results of operations.

Revenue of $426,798 and net loss of $33,977 since the acquisition date are included in the consolidated statement of operations and comprehensive income (loss) for three months ended March 31, 2017.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

Unaudited pro forma results of operations for the three months ended March 31, 2018 and 2017 as though the Company acquired Decahedron on the first day of each fiscal year are set forth below.

	Three Months Ended March 31,
	2018	2017
Revenues	$11,965,429	$4,309,363
Cost of revenues	11,355,433	3,951,657
Gross profit	609,996	357,706

Operating expenses	759,544	2,376,517
Operating loss	(149,548)	(2,018,811)

Other income (expense)	(2,906,226)	(86,516)

Income tax (expense)	(28)	(32)

Net loss	$(3,055,802)	$(2,105,359)

Other comprehensive loss	(135,054)	(15,019)
Comprehensive net loss	$(3,190,856)	$(2,120,378)

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

NOTE 4 – INCOME TAXES

At March 31, 2018, the Company’s effective tax rate differs from the US federal statutory tax rate primarily due to a valuation allowance recorded against net deferred tax assets in all jurisdictions in which the Company operates. At December 31, 2017, the Company’s effective tax rate differed from the US federal statutory tax rate primarily due to earnings taxed at the lower income tax rate in Cyprus.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At March 31, 2018, the Company has a maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

As of March 31, 2018, the Company has no uncertain tax positions recorded in any jurisdiction where it is subject to income tax. The Company has recorded $22,060 of interest and penalties as interest expense for the three months ended March 31, 2018 in accordance with this policy.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

NOTE 5 – CAPITAL STRUCTURE

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

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock, which have liquidation preference over the common stock and are non-voting. As of March 31, 2018, and December 31, 2017, no preferred shares have been issued.

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

On February 10, 2017, the Company and Decahedron consummated the acquisition of Decahedron SPA. Pursuant to the terms of the Decahedron SPA, the shareholders of Decahedron received an aggregate of 170,000 shares of common stock of the Company, which were delivered at closing in exchange for all of the Ordinary Shares of Decahedron for the Stock Consideration.

Purchase of Treasury Shares

On December 19, 2017, the Company entered into a stock purchase agreement with an officer and director of the Company, whereby for consideration of €80,000 ($94,495) the Company will repurchase 20,000 shares of its common stock. As per the agreement, the sale and transfer of the shares will occur on December 19, 2017, the date of signing, however the Company is entitled to pay the full consideration in tranches until July 2018. As of December 31, 2017, the Company paid consideration of €28,000 ($33,073) and had an amount due to related party of €52,000 ($61,422). The shares were returned to the Company in February 2018. During the three months ended March 31, 2018, the Company paid additional consideration of €32,000 ($39,424) and had an amount due to related party of €20,000 ($24,640) as of March 31, 2018.

Shares Issued for Services

On March 1, 2017, the Company entered into a four-month consulting agreement with a third party investment advisory firm for consideration of 500 restricted shares of common stock to be issued during the period of the agreement for any introductions and related contributions the Company receives as a result of those introductions. As of March 31, 2018, no consideration has been earned and no shares have been issued related to this agreement.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

On May 25, 2017, the Company entered into a 20-month consulting agreement with a third party advisory firm for consideration of 20,000 shares of the Company’s common stock. The stock was issued on May 25, 2017 and fair valued at $7.70 per share or $154,000, which will be amortized over the length of the agreement. During the year ending December 31, 2017, the Company recorded $56,138 in consulting expense related to this agreement. During the three months ended March 31, 2018 an additional $22,759 in consulting expense was recorded.

Potentially Dilutive Securities

On January 1, 2018, the Company granted 25,000 options to an employee of the Company as compensation for being appointed the International Finance Manager of the Company. The options have an exercise period of four years with an exercise price of $1.00 per share. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options vest monthly with 6,250 options fully vested as of March 31, 2018 (See Note 11).

As of March 31, 2018, and December 31, 2017, the Company had 12,825,393 and 12,825,393 shares of Common Stock issued and 12,666,704 and 12,666,704 shares of Common Stock, respectively, outstanding.

No options, warrants or other potentially dilutive securities other than those disclosed above have been issued as of March 31, 2018.

NOTE 6 – RELATED PARTY TRANSACTIONS

On the date of our inception, we issued 20 million shares of our common stock to our three officers and directors which were recorded at no value (offsetting increases and decreases in Common Stock and Additional Paid in Capital).

DOC Pharma S.A.

As of March 31, 2018, and 2017, the Company has a prepaid balance of €1,373,975 ($1,692,737) and an accounts payable balance of €122,928 ($151,447), resulting in a net prepaid balance, related to purchases of inventory, of €1,251,047 ($1,541,290) at March 31, 2018 to DOC Pharma S.A. During the three months ended March 31, 2018, the Company has purchased a total of €1,257,618 ($1,545,486) of products from DOC Pharma. During the three months ended March 31, 2017, the Company has purchased a total of €582,613 ($621,124) of products from DOC Pharma.

On November 1, 2015, the Company entered into a €12,000 ($12,662) Loan Agreement with DOC Pharma S.A., pursuant to which DOC Pharma S.A., paid existing bills of the Company in the amount of €12,000 ($12,662), excluding the Vendor Bills. The loan bears an interest rate of 2% per annum and was due and payable in full on October 31, 2016. As of March 31, 2018, the Company has an outstanding principal balance under this note of €12,000 ($14,784) and accrued interest expense of $638.

Medihelm S.A

As of March 31, 2018, the Company has an outstanding payable balance due to Medihelm S.A. of £539,607 ($756,907). Medihelm’s managing director is the mother of Nikolaos Lazarou, the director of Decahedron. Additionally, the Company has a receivable balance of €436,934 ($538,303) and a prepaid balance, related to purchases of inventory, of €1,865,555 ($2,298,364) as of March 31, 2018. During the three months ended March 31, 2018, SkyPharm purchased €2,972,449 ($3,652,842) and Decahedron purchased £313,719 ($436,696) of products from Medihelm. SkyPharm generated revenue from Medihelm of €386,111 ($474,492). During the three months ended March 31, 2017, SkyPharm purchased €932,677 ($994,327) and Decahedron purchased £45,349 ($56,228) of products from Medihelm. SkyPharm generated revenue from Medihelm of €304,234 ($324,344).

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

Grigorios Siokas

On October 1, 2016, the Company borrowed €5,000 ($5,276) from Mr. Siokas, CEO, related to its subsidiary’s purchase of additional capital of SkyPharm. The loan is non-interest bearing and has a maturity date of October 1, 2017. During the year ending December 31, 2017, the Company borrowed an additional €1,000 ($1,202). The outstanding balance as of March 31, 2018 was €6,000 ($7,392).

During the three months ended March 31, 2018, the Company borrowed €644,700 ($794,270) as loans payable from Mr. Siokas and repaid €14,000 ($17,248) of those loans. These loans are non-interest bearing and have no maturity dates. As of March 31, 2018, the Company has an outstanding principal balance under these loans of €630,700 and ($777,022).

On January 31, 2018 and February 14, 2018, the Company borrowed an additional $115,000 from Mr, Siokas. These loans are non-interest bearing and have no maturity dates. As of March 31, 2018, the Company has an outstanding principal balance under these loans of $115,000.

Dimitrios Goulielmos

On November 21, 2014, SkyPharm entered into a Loan Agreement with Dimitrios Goulielmos, former Chief Executive Officer and a current director of the Company, pursuant to which the Company borrowed €330,000 ($401,115) from Mr. Goulielmos. The Loan bears an interest rate of 2% per annum and was due and payable in full on May 11, 2015. On November 4, 2015, €130,000 ($142,860) in principal and the related accrued interest of €733 ($806) was forgiven and the remaining balance of €200,000 will no longer accrue interest as part of the stock purchase agreement with Grigorios Siokas on November 4, 2015 referenced above. As of December 31, 2016, €60,000 ($63,312) of the loan was paid back. During the year ended December 31, 2017 an additional €70,500 ($84,755) was paid back. During the three months ended March 31, 2018 the Company repaid an additional €11,000 ($13,552) and a principal balance of €58,500 ($72,072) and €0.00 of accrued interest remains.

Konstantinos Vassilopoulos

During the three months ended March 31, 2018, the Company borrowed and repaid an aggregate total of $125,000 to Mr. Konstantinos Vassilopoulos. As of March 31, 2018, a principal balance of $0 remains.

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

NOTE 7 – CONVERTIBLE DEBT

November 15, 2017 Securities Purchase Agreement

On November 15, 2017, the Company entered into a Securities Purchase Agreement with institutional investors (the “Buyers”), pursuant to which the Company issued on November 16, 2017 for a purchase price of $3,000,000, $3,350,000 in aggregate principal amount of Senior Convertible Notes (the “Existing Notes”) to the Buyers, convertible into approximately 670,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) at $5.00 per Share and five-year warrants to purchase an aggregate of 536,000 shares of Common Stock (the “Warrants”) to purchase an aggregate of 536,000 shares of Common Stock exercisable at $7.50 per share. The Notes contained an original issue discount of $350,000. Of the $3,000,000 purchase price, $240,000 went directly to financing costs (see below) and $74,000 went directly to legal fees such that the Company received net proceeds of $2,686,000.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

On February 20, 2018, the Company entered into two separate Amendment and Exchange Agreements (“Exchange Agreements”) with the two institutional investors for new senior convertible notes (“New Notes”) in exchange for existing notes. Each New Note is identical in all material respects to the Existing Note, except that (i) the New Note shall not be convertible into shares of the Company’s common stock (the “Common Stock”) until April 20, 2018; (ii) all future cash installment payments under such New Note will be made at a redemption price equal to 112% of the applicable installment amount; (iii) the Company’s existing obligation to initially deliver pre-delivery shares of its common stock to the holder of such New Note is deferred until April 20, 2018; and (iv) at any time on or before June 20, 2018, the Company has the right, at its option, to redeem all, or any part, of the amounts then outstanding under such New Note in cash at a redemption price equal to 125% of such amounts then outstanding under such New Note. The Company will repay the principal amount of the Notes in equal monthly installments beginning on January 1, 2018 and repeating on the first business day of each calendar month thereafter until the fourteenth (14th) month anniversary date of issue No interest shall accrue under the Notes unless and until an Event of Default (as defined) has occurred and is not cured. As of March 31, 2018, no such event of default has occurred, and no shares have been issued. Eighty-five (85%) percent of any cash proceeds received by the holders of the Notes from the sale of pre-delivery shares issued as collateral shall be applied against the particular installment amount then due. The Notes are senior in right of payment to all existing and future indebtedness except Permitted Indebtedness which includes $12 million of senior secured indebtedness of the Company and its subsidiaries under the above described Synthesis loan agreements, plus a defined amount of purchase money indebtedness in connection with bona fide acquisitions. The Company evaluated the debt modification in accordance with ASC 470-50 and concluded that the debt qualified for debt extinguishment as the 10% cash flow test was met. As a result the Existing Notes were written off and the New Notes were recorded at fair value as of February 20, 2018. The Company wrote off the remaining principal balance of $2,871,429 of the Existing Notes along with the remaining $2,596,838 of debt discounts related to the Existing Notes of which $1,140,711 was a reduction to additional paid in capital representing the intrinsic value of the existing beneficial conversion feature. The Company recorded the New Notes in the amount of $3,216,000 and a total debt discount of $3,216,000 in relation to the intrinsic value of the new beneficial conversion feature of $2,880,000 and an original issue discount of $336,000. This resulted in a net loss on extinguishment of debt in the amount of $1,464,698 and additional net equity related to the beneficial conversion feature of $1,739,289.

The Notes are not convertible until April 18, 2018 pursuant to the February 20, 2018 amendment. Beginning April 20, 2018, the Holder may convert the Notes into shares of Common Stock at the rate of $5.00 per share. In the event of an issuance of Common Stock for a consideration less than the Conversion Price (other than Excluded Securities, as defined) the Conversion Price shall be reduced to the price of the dilutive issuance, (the “Conversion Price”). Upon an Event of Default (as defined), the Buyers may convert at an alternative conversion price equal to the lower of the then applicable Conversion Price or seventy-five (75%) percent of the Volume-Weighted Average Price (as defined, the “SWAP”). The Company valued the beneficial conversion feature of the Existing Notes at intrinsic value and recorded $1,140,711 to debt discount, of which $405,743 was amortized through February 19, 2018. On February 20, 2018, the remaining debt discount was written off and the Company recorded a new debt discount as discussed above.

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

The Warrants have a five-year term and are exercisable into 536,000 shares of Common Stock beginning May 16, 2018 or six months after the issue date. The Warrants are exercisable at $7.50 per share subject to full ratchet anti-dilution protection (see above). As of March 31, 2018, there were no anti-dilution trigger events. The Warrants will be exercisable on a cashless basis if a registration statement is not effective covering the resale of the underlying Warrant Shares. The Company calculated the warrants at relative fair value of $1,545,288, which was recognized as a discount to the Existing Notes of which $347,418 was amortized as interest expense through February 19, 2018. On February 20, 2018, the remaining balance was reversed due to the Exchange Agreement as discussed above.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

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

As a condition to the closing of the Financing, each Buyer, severally, will be required to execute a leak-out agreement (each, a “Leak-Out Agreement”) restricting such Buyer’s sale of shares of Common Stock underlying the Notes and Warrants on any Trading Day to not more than such Buyer’s pro rata allocation of the greater of (x) sales with net proceeds of an aggregate of $20,000 or (y) twenty-five (25%) percent of the daily average trading volume of the Company’s Common Stock. If after the closing of the Financing there is no Event of Default under the Notes, the SWAP of the Company’s Common Stock for three (3) trading days is less than $1.50 per share, the Company may further restrict the Buyers from selling at less than $1.50 per share; provided that the portion of the Notes subject to redemption on each Installment Date shall thereafter double.

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

During the three months ended March 31, 2018, there were no principal conversions and the Company repaid principal in the amount of $775,285, such that the remaining outstanding principal balance of the Notes as of March 31, 2018 is $2,680,000.

The Company recorded a total of $3,350,000 of debt discounts related to the above Existing Notes in the year ended December 31, 2017. A total of $360,890 was amortized during the year ended December 31, 2017 and an additional $392,272 related to the debt discount of the Existing Notes was amortized through February 19, 2018. As a result of the Exchange Agreement discussed above, the debt discounts of the Existing Notes were written off and a total of $3,216,000 of debt discounts were recorded during the three months ended March 31, 2018. The debt discounts are being amortized over the term of the debt. Amortization of the debt discounts of the New Notes for the three months ended March 31, 2018 was $836,484.

NOTE 8 – DEBT

On November 16, 2015, the Company entered into a Loan Agreement with Panagiotis Drakopoulos, former Director and former Chief Executive Officer, pursuant to which the Company borrowed €40,000 ($43,624) as a note payable from Mr. Drakopoulos. The note bears an interest rate of 6% per annum and was due and payable in full on November 15, 2016. During the year ended December 31, 2017, the Company repaid €17,000 ($20,437) of principal and €2,060 ($2,477) of accrued interest. As of March 31, 2018, the Company has an outstanding principal balance of €23,000 ($27,651) and accrued interest of €2,049 ($2,463).

On January 18, 2018, the Company entered into a Loan Agreement with a third party, pursuant to which the Company borrowed €75,000 ($92,400). The note bears an interest rate of 6.5% per annum and has a maturity date of January 17, 2019. The note is secured by a personal guaranty of Grigorios Siokas. As of March 31, 2018, the Company has an outstanding principal balance of €75,000 ($92,400) and accrued interest of €975 ($1,201) related to this note.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

On March 16, 2018, the Company entered into a Loan Agreement with a third party, pursuant to which the Company borrowed €1,500,000 ($1,848,000) as a note payable. The note bears an interest rate of 4.7% per annum and has a maturity date of March 18, 2019. As of March 31, 2018, the Company has an outstanding principal balance of €1,500,000 ($1,848,000) and accrued interest of €2,511 ($3,094) related to this note.

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

On April 18, 2018, the Company entered into an amendment that was effective as of January 1, 2018 (see Note 11), pursuant to which the maturity dates for all advances was extended to December 31, 2021. Additionally, the interest rate was amended such that the interest rate for all advances is 4% plus the 3-Month Libor rate. The Loan Facility also forgave €32,468 ($40,000) in fees related to the July 6, 2017 advance. As a result the Company reduced the unamortized portion of debt discount that related to those fees and recorded a gain on debt settlement of €19,763 ($24,287).

As of March 31, 2018, the outstanding balance under this note was $3,078,442 (€2,498,735) and accrued interest expense of $266,661 (€216,446) has been recorded.

The Company recorded a total of €155,060 ($191,034) in debt discounts related to this note in prior years. The debt discounts are being amortized over the term of the debt. As a result of the April 18, 2018 amendment, the Company reduced the unamortized debt discount of €20,237 ($24,932). The Company amortized a total of €92,661 ($114,158) and in prior years. Amortization of the debt discounts for the three months ended March 31, 2018 was €15,616 ($19,190).

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

Bridge Loans

On March 16, 2017 and March 20, 2017, SkyPharm entered into loan agreements with the Synthesis Peer-To Peer-Income Fund (the “Bridge Loans”). The Bridge Loans provided to SkyPharm loans of €41,590 ($50,000) and €100,000 ($120,220), respectively, during the year ended December 31, 2017. The Bridge Loans accrue interest at a rate of 10% per annum and were repayable on April 16, 2017 and April 20, 2017, respectively, together with all other amounts then accrued and unpaid. On April 16, 2017, the maturity dates were amended for no additional consideration or change in terms and conditions. The maturity dates of both loans were amended, and they matured on May 16, 2017 and May 20, 2017, respectively. Pursuant to the April 18, 2018 agreement and effective January 1, 2018, the Company reached an agreement with Synthesis Peer-To-Peer Income Fund such that the March 20, 2017 loan would have a fixed USD payoff amount of $106,542. As a result of this agreement the Company recorded a gain on settlement of debt of €16,667 ($20,482) related to the reduction of the USD payoff amount and an additional gain on settlement of debt of €3,950 ($4,854) related to interest that had accrued on the original amount of the loan. The Company has accrued interest expense of an aggregate total of €9,292 ($11,448) for both loans and the outstanding balances of these loans was €40,584 ($50,000) and €86,479 ($106,542), respectively, as of March 31, 2018.

On May 5, 2017, SkyPharm entered into a loan agreement with Synthesis Peer-To-Peer Income Fund for €28,901 ($34,745). The loan accrues interest at a rate of 10% per annum and matured on September 30, 2017. The Company has accrued interest expense of €2,274 ($2,802) and the outstanding balance on this loan was €28,202 ($34,745) as of March 31, 2018.

On April 18, 2018, the Company entered into an amendment (see Note 11) pursuant to which the maturity dates for all of the above Bridge Loan advances were extended to December 31, 2021 for no additional consideration. Additionally, the interest rate was amended such that, effective January 1, 2018, the interest rate for all advances is 4% plus the 3-Month Libor rate.

Trade Facility Agreements

On April 10, 2017, Decahedron entered into a Trade Finance Facility Agreement (the “Decahedron Facility”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”). The Decahedron Facility provides the following material terms:

•	The Lender will provide Decahedron a facility of up to €2,750,000 ($3,388,000) secured against Decahedron’s receivables from the sale of branded and generic pharmaceutical sales.

•	The total facility will be calculated as 95% of the agreed upon value of Decahedron’s receivables.

•	The term of the Decahedron Facility will be for 12 months.

•	The obligations of Decahedron are guaranteed by the Company pursuant to a Cross Guarantee and Indemnity Agreement.

•	The Lender has the right to make payments directly to Decahedron’s suppliers.

•	The following fees should be paid in connection with the Decahedron Facility:

	o	2% of the maximum principal amount as an origination fee.

	o	A one percent (1%) monthly fee.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

The current draw on the Decahedron Facility is $0.

On May 12, 2017, SkyPharm entered into a Trade Finance Facility Agreement (the “SkyPharm Facility”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”). The SkyPharm Facility provides the following material terms:

•

The Lender will provide SkyPharm a facility of up to €2,000,000 ($2,464,000) secured against SkyPharm’s receivables from the sale of branded and generic pharmaceutical sales. In the event that accounts receivable becomes uncollectible, the Company will be obligated to pay back the notes in full.

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

The current draw on the SkyPharm Facility is €5,866,910 ($7,228,033) and the Company has accrued €283,673 ($349,485) in monthly fees related to this agreement. The Company obtained consents from Synthesis Peer-to-Peer Income Fund in connection with obtaining the Lender. On November 16, 2017, SkyPharm signed an amended agreement with Synthesis Structured Commodity Trade Finance Limited that increased the maximum aggregate facility limit from €2,000,000 ($2,464,000) to €6,000,000 ($7,392,000). All other terms of the original agreement remain the same. During the three months ended March 31, 2018, the Company borrowed an additional €270,000 ($332,640) in funds. Om May 16, 2018, the Company entered into a Supplemental Deed of Amendment pursuant to which increased the maximum aggregate amount of the facility to €15,000,000 ($18,480,000) (See Note 12).

The Company has recorded a total debt discount of €104,338 ($128,545) in origination fees associated with these loans, which will be amortized over the term of the agreements. Amortization of debt discount for year ended December 31, 2017 was €61,295 ($69,269). Amortization of the debt discount for the three months ended March 31, 2018 was €29,348 ($36,066).

None of the above loans were made by any related parties.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of March 31, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

Operating Leases

The Company conducts its operations from an office located in Chicago, Illinois for which beginning in January 2015, the monthly rent expense is $709, which has been paid through December 31, 2017. The lease expired as of May 31, 2017, however, the Company has negotiated and entered into a two-year amendment to that lease that commenced as of June 1, 2017 through May 31, 2019. The monthly rate from June 1, 2017 through May 31, 2018 is $709 per month and increases to $730 per month from June 1, 2018 through May 31, 2019. Rent expense for the three months ended March 31, 2018 and 2017, was $2,126 and $2,126, respectively.

The offices of Amplerissimo are located a t 9, Vasili, Michaelidi Street, 3026, Limassol, Cyprus. The Company had a one-year lease which commenced on July 29, 2013 and was last renewed through July 2018, at the rate of €110 ($124) per month. Rent expense for the three months ended March 31, 2018 and 2017 was €330 ($406) and €330 ($352), respectively.

The offices of SkyPharm are located at 5, Agiou Georgiou Street 57001, Pylaia, Thessaloniki, Greece. The Company has a six-year lease that commenced on September 1, 2014 at the rate of €4,325 ($4,802) per month. In December 2015, the lease was revised to include an additional rental of the first floor at a rate of €800 ($886) per month. The lease was further revised in March 2016 to include another additional rental of the first floor at a rate of €800 ($886) per month beginning in May 2016. On May 30, 2016, the lease was revised again to include an additional rental of space at a rate of €1,825 ($2,021) per month beginning in June 2016. On March 23, 2017, SkyPharm entered into an additional three-year lease at a rate of €1,250 per month that commenced May 2017. As a result, the total monthly lease amount is now €7,750 ($8,758) per month. Rent expense for the years ended three months ended March 31, 2018 and 2017 was €27,000 ($33,180) and €23,348 ($24,891), respectively.

The offices of Decahedron are located at Unit 11, Spire Greene Centre, Flex Meadow, Harlow, CM19 5TR, Essex, U.K., for which we pay approximately ₤1,908 ($2,470) per month, under an amendment to a lease dated October 25, 2011, which commenced on October 25, 2016 and expires on October 24, 2021. Rent expense for the three months ended March 31, 2018 and from the date of acquisition through March 31, 2017 was ₤8,477 ($11,800) and ₤3,817 ($4,729), respectively.

Future minimum operating lease commitments consisted of the following at March 31, 2018:

Years Ended December 31,	Amount (USD)
Remainder 2018	$130,949
2019	$168,822
2020	$76,468
2021	$26,764
2022	$-
Thereafter	$-
Total	$403,003

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

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

Letter of Intent

On June 21, 2017, the Company signed a Letter of Intent (LOI) to acquire the outstanding shares of CC Pharma GmbH, a leading re-importer of EU pharmaceuticals to Germany. Under the terms of the LOI, Cosmos Holdings holds the exclusive right to complete its due diligence process and complete the transaction by October 31, 2017. In connection with the non-binding LOI, the Company is required to pay a non-refundable fee of €400,000 ($454,800) to the shareholders of CC Pharma GmbH in connection with the costs of due diligence and the exclusive right to negotiate the terms of the definitive agreements. On July 6, 2017, the Company paid the €400,000 ($454,800) to CC Pharma GmbH and the Company has recorded an expense of €400,000 ($454,800) for the year ended December 31, 2017. The Company did not enter into any definitive agreements by March 31, 2018 and is currently negotiating with CC Pharma for an extension. The Company makes no assurances that the parties will enter into any definitive agreements in the future.

Placement Agreement

On August 8, 2017, the Company entered into an agreement with a third-party placement agent (the “Agent”) who will serve as the Company’s exclusive placement agent or sole book running manager with respect to any offerings of equity or equity-linked securities as well as any debt offering with the two organizations named in the agreement (the “Offering”) for a period of 120 days. In the event that an Offering is agreed upon by the Agent and the Company, the Company shall provide payment as follows: (1) a cash commission of 6% of the total gross proceeds for two named investors (2) a cash commission of 4% of total gross proceeds from five named investors and (3) excluding the five named investors in “(2)” a cash commission equal to 8% of the total gross proceeds from the Offering and the issuance to the Agent or its designees of warrants covering 8% of the shares of common stock issued or issuable by the Company in the Offering. Additionally, the Agent will receive a cash fee of 8% payable within 5 business days, but only in the event of, the receipt by the Company of any cash proceeds from the exercise of any warrants with an expiration equal to or less than 24 months sold in the Offering. In connection with the Company’s November 16, 2017 Note offering, the Agent received a cash commission of $240,000, equal to eight (8%) percent of the total gross proceeds of the offering and the issuance of five-year warrants to purchase eight (8%) percent of the shares of Common Stock issued or issuable in the offering (excluding shares of Common Stock issuable upon exercise of any Warrants issued to investors, or 53,600 shares); however, will receive eight (8%) percent of any cash proceeds received from the exercise of any Warrants sold in the offering with an expiration equal to or less than twenty-four (24) months. The Warrants are exercisable six (6) months after the date of issuance, or May 16, 2018.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

Distribution and Equity Acquisition Agreement

On March 19, 2018, the Company entered into a Distribution and Equity Acquisition Agreement with Marathon Global Inc. (“Marathon”), a company incorporated in the Province of Ontario, Canada. Marathon was recently formed to be a global supplier of Cannabis, cannabidiol (CBD) and/or any Cannabis Extract products, extracts, ancillaries and derivatives (collectively, the “Products”). The Company was appointed the exclusive distributor of the Products initially throughout Europe. There was no relationship between Cosmos Holdings or its affiliates and Marathon other than the agreement.

The Agreement is to remain in effect indefinitely unless Marathon fails to provide Market Competitive (as defined) product pricing and Marathon has not become profitable within five (5) years of this Agreement. Following a thirty (30) day due diligence period, and subject to satisfactory due diligence of the Company, Marathon shall: (a) grant the Company a 33 1/3% equity interest in Marathon as partial consideration for the Company’s distribution services; and (b) make a cash payment of CAD $2,000,000 to the Company, subject to repayment by the Company in Common Shares of the Company if it fails to meet certain performance milestones. The Company is entitled to receive an additional CAD $2,750,000 upon the Company’s receipt of gross sales of CAD $6,500,000 and an additional CAD $2,750,000 upon receipt of gross sales of CAD $13,000,000. The Company was also given the right to nominate one director to the Marathon Board of Directors. On April 19, 2018, the Company and Marathon amended the Distribution Agreement to provide for Marathon to conduct due diligence on the Company until May 10, 2018. The Company shall continue to provide confidential information even after the initial payment of CAD $2,000,000 (See Note 12). As of March 31, 2018 and the date of filing, the Company has not received the initial CAD $2,000,000 payment, the due diligence has not been completed and the transaction has not closed.

NOTE 10 – STOCK OPTIONS AND WARRANTS

On January 1, 2017 the Company entered into a two-year agreement whereby the employee was granted compensation of €1,000 per month and an annual retainer of 25,000 stock options as compensation for being appointed the International Finance Manager of the Company. On January 1, 2018, 25,000 options were granted to the employee. These options have an exercise period of four years with an exercise price of $1.00. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options vest monthly, with a total of 6,250 options fully vested as of March 31, 2018. The options were valued at $242,002 using the Black Scholes Option Pricing Model with the following inputs: stock price on measurement date: $10.20; Exercise price: $1.00; Option term: 4 years; Computed volatility: 120.92%. The fair value of the options will be amortized over a year with $59,671 expensed during the three months ended March 31, 2018.

As of March 31, 2018, there were 74,000 options outstanding and 55,250 options exercisable with expiration dates commencing October 2020 and continuing through January 2022.

A summary of the Company’s option activity during the three months ended March 31, 2018 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2017	49,000	$1.49	3.19	$426,800
Granted	25,000	1.00	4.00	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, March 31, 2018	74,000	$1.32	3.22	567,260

Exercisable, March 31, 2018	55,250	$1.43	3.04	$417,448

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

As of March 31, 2018, there were 599,640 warrants outstanding and 10,040 warrants exercisable with expiration dates commencing April 2018 and continuing through May 2023.

A summary of the Company’s warrant activity during the three months ended March 31, 2018 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2017	599,640	$7.65	5.29	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, March 31, 2018	599,640	$7.65	5.04	$1,012,504

Exercisable, March 31, 2018	10,040	$30.00	.06	$-

NOTE 11 – DISAGGREGATION OF REVENUE

ASC 606-10-50-5 requires that entities disclose disaggregated revenue information in categories (such as type of good or service, geography, market, type of contract, etc). ASC 606-10-55-89 explains that the extent to which an entity’s revenue is disaggregated depends on the facts and circumstances that pertain to the entity’s contracts with customers and that some entities may need to use more than one type of category to meet the objective for disaggregating revenue.

The Company disaggregates revenue by country to depict the nature and economic characteristics affecting revenue. The following table presents our revenue disaggregated by country for the three months ended:

Country	March 31, 2018	March 31, 2017
Denmark	$96,518	$22,669
France	72,351	45,553
Germany	4,410,792	2,071,879
Greece	759,999	521,157
Hungary	318,974	49,593
Indonesia	6,707	-
Ireland	568,669	124,403
Italy	156,612	53,831
Jordan	33,637	-
Netherlands	1,537,743	615,293
Poland	364,730	94,367
Sweden	-	9,495
UK	3,638,697	507,676
Total	$11,965,429	$4,115,916

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

NOTE 12 – SUBSEQUENT EVENTS

Synthesis Peer-to-Peer Amendment

On April 18, 2018, the Company entered into an amendment with Synthesis Peer-to-Peer Income Fund, (the “Lender”) pursuant to which the interest rate of ten (10%) percent per annum was restated as of January 1, 2018 to four (4%) percent plus quarterly Libor payments, and two (2%) percent default interest on unpaid amounts in addition to the interest rate. The final repayment date was extended from August 31, 2018 to December 31, 2021. The Lender also forgave €32,468 ($40,000) in fees related to the July 6, 2017 advance and the Company and the Lender agreed that the March 20, 2017 Bridge Loan would have a fixed USD payoff amount of $106,542.

Advisory Agreement

On April 18, 2018, SkyPharm S.A. entered into a ten-year Advisory Agreement with Synthesis Management Limited (the “Advisor”). The Advisor was retained to assist SkyPharm to secure corporate finance capital. The Advisor shall be paid €104,000 per year during the ten-year term.

Issuance of Pre-Delivery Shares

Pursuant to the Securities Purchase Agreement dated November 15, 2017, and amended on February 20, 2018, the Company had an obligation to deliver an aggregate total of approximately 670,000 pre-delivery shares (see Note 7). On April 23, 2118 and April 24, 2018, the Company issued 558,334 and 111,667 shares of common stock, respectively.

Trade Finance Facility Deed of Amendment

On May 16, 2018, SkyPharm S.A., as Commodity Buyer, entered into a Supplemental Deed of Amendment (the “Deed”) relating to a Trade Finance Facility dated May 12, 2017, as amended, with Synthesis Structured Commodity Trade Finance Limited (“Synthesis”), as Loan Receivables Originator. Under the Trade Finance Facility (the “TFF”) first entered into on May 12, 2017, as amended, there was a principal balance of €5,866,910 outstanding as of March 31, 2018. SkyPharm has agreed to make a payment of €1,000,000 of interest and principal on May 31, 2018 under the terms and conditions of the Deed.

The TFF was amended to provide, among other things:

•	A listing of approved purchasers;

•	To permit SkyPharm to request Synthesis to make payments under the TFF directly to SkyPharm so that SkyPharm can discharge its obligations to a commodity seller directly;

•	To prohibit SkyPharm from entering into a commodity contract which grants more than seventy-five (75) days delay between the payment for products and receipt of the purchase price and placed other limitations on terms of commodity contracts;

•	If Grigorios Siokas, CEO of Cosmos Holdings Inc. (“Cosmos”), ceases to own or control at least fifty-one (51%) percent of the shares of Cosmos, or SkyPharm ceases to be a wholly-owned subsidiary of Cosmos, either event shall constitute an Event of Default (as defined);

•	The maximum aggregate amount of the TFF is €15,000,000, although there is no commitment for any future loans under the TFF;

•	The interest rate on the TFF for: (i) all lending in U.S. dollars is the one-month LIBOR plus six (6%) percent margin; and (ii) for all lending in Euro, the one-month Euribor Rate plus six (6%) percent per annum, commencing June 1, 2018.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

Synthesis is permitted to terminate the TFF at any time and demand repayment of all outstanding principal and interest in full within six (6) months from the date of notification.

The Deed is conditioned upon, among other things, execution and perfection of a Bulgarian Amended Pledge (“BAP”) having priority over the Bulgarian Pledge Accounts with Unicredit Bulbank AD; and the Approved Purchasers are to make all payments to SkyPharm directly to the BAP.

On May 16, 2018, SkyPharm and Synthesis also entered into an Account Merge Agreement (the “Pledge”) as a requirement under the above-described Deed. Under the Pledge, Synthesis is to receive a first ranking securities interest in SkyPharm’s outstanding receivables under the Bulgarian bank account.

Share Exchange Agreement

On May 17, 2018, the Company entered into a Share Exchange Agreement (the “SEA”) with Marathon Global Inc. (“Marathon”), Kaneh Bosm Biotechnology Inc. (“KBB”) and certain other sellers of Marathon capital stock. Under the SEA,and subject to the satisfactory completion of the due diligence of the Company by Marathon (see Note 9), the Company agrees to transfer its previously reported 33 1/3% interest in Marathon, together with all other shareholders of Marathon (under separate agreements) to KBB, a corporation incorporated under the laws of the Province of British Columbia and a public reporting issuer on the Canadian Securities Exchange. Cosmos will receive 10 million shares of KBB constituting approximately twenty-six (26%) percent of the approximately 38 million shares of KBB issued and outstanding. As of the date of filing, the due diligence has not been completed and this transaction has not closed.

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

On November 11, 2016, the Company entered into a Memorandum of Understanding (the “CC Pharma MOU”) with CC Pharma GmbH (“CCP”), a leading re-importer of EU pharmaceuticals to Germany, Dr. Thomas Weppelmann (“Weppelmann”) and Mrs. Alexandra Gerke (“Gerke” and together with Weppelmann, collectively referred to as (the “Stockholders”). The CC Pharma MOU provides that the Company intends to acquire all of the issued and outstanding shares of CCP from the Stockholders, payable in cash on a pro rata basis to the Stockholders based on their percentage ownership of CCP. The purchase price was not disclosed in the CC Pharma MOU and remains confidential. The CC Pharma MOU expired on December 31, 2016.

On June 21, 2017, the Company signed a new Letter of Intent (LOI) to acquire the outstanding shares of CC Pharma GmbH. Under the terms of the LOI, Cosmos Holdings held the exclusive right to complete its due diligence process and complete the transaction by October 31, 2017. In connection with the non-binding LOI, the Company is required to pay a non-refundable fee of 400,000 Euros to CC Pharma GmbH in connection with the costs of due diligence and the exclusive right to negotiate the terms of the definitive agreements. The Company makes no assurances that the parties will enter into definitive agreements prior to October 31, 2017. On July 6, 2017, the Company paid the 400,000 Euros to CC Pharma GmbH. The Company has not entered into any definitive agreements and there is no assurance this Company will enter into any definitive agreements in the future.

As of October 3, 2017, the Company, entered into a Research & Development agreement with Doc Pharma S.A., a pharmaceutical manufacturer company controlled by Grigorios Siokas and certified under Good Manufacturer Practices (GMP), which covers the development and contract manufacturing of Cosmos Holdings’ complete line of Nutraceutical Products. Doc Pharma S.A. is a GMP licensed contract manufacturer with production facilities in Athens, Greece. Under the agreement, Doc Pharma S.A. will provide its services to research, develop formulation, complete product registration, design product packaging, and provide market-ready products. Production is expected to begin in 2018 and the first sales are expected to start in the second quarter of 2018.

On November 15, 2017, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (the “Buyers”) with which it had no prior relationship, pursuant to which the Company issued for a purchase price of $3,000,000, $3,350,000 in aggregate principal amount of Senior Convertible Notes (the “Notes”) to the Buyers, convertible into 670,000 shares of the Company’s common stock, par value $.001 per share at $5,00 per share and warrants to purchase an aggregate of 536,000 shares of Common Stock exercisable at $7.50 per share. See Below.

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

The Company, for the three months ended March 31, 2018, has recorded total revenues of $11,965,429 and has incurred expenses of approximately $11,355,433, in connection with these operations. There can be no assurance that we will ever raise the required capital necessary to effectuate our business plan; and even if we do, there is no assurance that we will ever commence or successfully develop this line of business.

Results of Operations

Three Months Ended March 31, 2018 versus March 31, 2017

For the three months ended March 31, 2018, the Company had a net loss of $3,055,802 on revenue of $11,965,429, versus a net loss of $2,033,734 on revenue of $4,115,916 for the three months ended March 31, 2017.

Revenue

The Company had revenue for the three months ended March 31, 2018 of $11,965,429, versus revenue of $4,115,916 for the three months ended March 31, 2017. This increase is mainly because of the organic growth attributed to our subsidiary, SkyPharm, which continued even more aggressively during the three months ended March 31, 2018, as well as through the additional revenue source from our subsidiary in the UK, Decahedron.

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

Operating Expenses

Total operating expenses for the three months ended March 31, 2018 were $759,545, versus $2,348,520 during the three months ended March 31, 2017. The approximate 68% decrease in operating expenses in the three months ended March 31, 2018, against the corresponding period in 2017, is primarily attributed to an impairment of 100% of the goodwill acquired through the acquisition of Decahedron, or $1,949,884, which was fully impaired during the three months ended March 31, 2017. Accounting for the impact of the impairment on goodwill, additional operating expenses are due to the increased operating resource needs from our subsidiaries SkyPharm and Decahedron, along with professional fees and other associated expenses in connection with being a public company, as well as increased expenditures for potential company acquisitions. Consulting, auditing and accounting expenses consistently constitute a critical bulk of operating costs for the activities of the Company.

Other Income (Expense)

During the three months ended March 31, 2018, other income (expense) is primarily comprised of $286,578 interest expense related to notes payable, $1,284,012 of non-cash interest expense related to the amortization of debt discount and $1,464,698 loss on extinguishment of debt related to the Exchange Agreement. During the three months ended March 31, 2017, other income (expense) is primarily comprised of $110,128 interest expense related to notes payable offset by a foreign currency gain of $72,970.

Unrealized Foreign Currency losses

Additionally, we had an unrealized foreign currency loss of $135,054 for the three months ended March 31, 2018 such that our net comprehensive loss for the period was $3,190,856 versus the unrealized foreign currency loss of $15,019 for the three months ended March 31, 2017 such that our net comprehensive loss for the period was $2,048,753.

Liquidity and Capital Resources

At March 31, 2018, the Company had a working capital deficit of $5,775,611 and $4,192,984 as of December 31, 2017, respectively. This increase in the working capital deficit is primarily attributed to 100% of the Company’s prepaid financing costs balance, or $1,137,793, being expensed during the year ended December 31, 2017, and to the increase in notes payable that are outstanding as of March 31, 2018.

At March 31, 2018, the Company had cash of $1,328,047 versus $782,853 as of December 31, 2017. For the three months ended March 31, 2018, net cash used in operating activities was $1,866,845 versus $658,546 net cash used in operating activities for the three months ended March 31, 2017. The variation in the use of cash is mainly attributed an increase in inventory, prepaid expenses and accounts receivable in the three months ended March 31, 2018. The Company has devoted substantially all of its cash resources to apply its investment program to expand through organic business growth and, where appropriate, the execution on selective company and license acquisitions, and incurred significant general and administrative expenses to enable it to finance and grow its business and operations.

During the three months ended March 31, 2018, there was $12,307 net cash used in investing activities versus $36,886 provided by investing activities during the three months ended March 31, 2017. This decrease in net cash from investing activities is attributed mainly to the cash received from the acquisition of Decahedron that took place within the three months ended March 31, 2018.

During the three months ended March 31, 2018, there was $2,376,225 of net cash provided by financing activities versus $334,556 provided by financing activities during the three months ended March 31, 2017. This variation was primarily because of the increase in financing activities of our subsidiary in Greece, SkyPharm.

We anticipate using cash in our bank account as of March 31, 2018, cash generated from the operations of the Company and its operating subsidiary and from debt or equity financing, or from a loan from management, to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we may lose the qualification for quotation and our securities would no longer trade on the over the counter markets. Further, as a consequence we would fail to satisfy our reporting obligations with the Securities and Exchange Commission (“SEC”), and investors would then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

Revenue Recognition

The Company adopted Topic 606 Revenue from Contracts with Customers on January 1, 2018. As a result, it has changed its accounting policy for revenue recognition as detailed below.

Revenue is measured based on consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product to a customer. These criteria are assumed to have been met upon delivery of the products requested by the customer to the customers carrier.  Hence, adoption of the ASC 606, has not changed the timing and nature of the Company’s revenue recognition.

Plan of Operation in the Next Twelve Months

Specifically, our plan of operations for the next 12 months is as follows:

We are planning to develop and expand our business through organic growth and at the same level through the acquisition of carefully targeted companies that are operating in the pharmaceutical industry and would add value to our Company and its shareholders. Our organic growth would be driven by entering into new markets and areas where we can sell and distribute a more profitable series of pharmaceutical products and over the counter products and nutraceuticals. We are committed to capitalizing on sales growth opportunities by increasing our customer pipeline across the European Market and entering into countries outside the European Union.

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

Our main objective is expanding the business operations of our current subsidiaries, SkyPharm and Decahedron, by concentrating our efforts on becoming an international manufacturing, trading and distribution pharmaceutical company. The Company’s focus is on branded pharmaceuticals, over-the-counter (OTC) medicines, and generics, with plans to expand into nutraceuticals and to target areas where we believe we can build and maintain a strong position.

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

The Company, in the following twelve months, intends to start its business operations within the markets of generic pharmaceutical products as well as nutraceuticals. These industries are highly competitive and may significantly affect the Company’s sales of these products, including, but not limited to, price and cost-effectiveness, marketing effectiveness, product labeling, quality control and quality assurance.

Changes in the behavior and spending patterns of purchasers of pharmaceutical and healthcare products and services, including delaying medical procedures, rationing prescription medications, reducing the frequency of doctor visits and foregoing healthcare insurance coverage, may impact the Company’s business.

In addition to expanding our product portfolio, we also plan to evaluate offering our products and services to different geographical markets. We are currently focused on our customers throughout the European Union. We plan on expanding our geographical reach to new areas outside of the European Union market, although we currently have no binding agreements, commitments or contracts in any of these geographical markets. Some of the methods we intend to use to accomplish this are: promoting our brand and marketing our products and services through the Internet to new geographic areas, creating strategic relationships with companies in the different geographical regions, and possibly acquiring companies that operate in new geographical regions. We anticipate that we will spend approximately $70,000 evaluating the different methods and regions to which we plan to expand. This cost is made up of primarily legal fees, consulting fees, accounting and auditing fees as well as related development expenses. We assess the foreseeable development of the Company as being positive.

We expect to continue growing through expansion into adjacent products, product categories and channels, as well as through entry into new geographic markets. We evaluate potential acquisition targets based on whether they have the capacity to deliver a return on invested capital.

As to potential acquisitions we are targeting companies that are operating primarily in the pharmaceutical sector and within the European Union boarders. SEC filing requirements are such that we will have to file audited financial statements of all our operations, including any acquired business. So we plan that our first step in any potential acquisition process we undertake is to ascertain whether we can obtain audited financials of a company if we were to acquire them. We anticipate that we will spend approximately $500,000 to locate, conduct due diligence, and evaluate possible acquisitions. As noted above, as of the date of this report, we do not have any binding agreements, commitments, or understandings with any potential acquisition candidates.

The pharmaceutical sector offers a large growth potential within the European pharmaceutical market, if service, price and quality are strictly directed towards the customer requirements. We will continue to encounter the competition in the market by product, service, reliability and a high level of quality. On the procurement side we can access a wide range of supply possibilities. To minimize business risks we diversify our sources of supply all over Europe. We secure our high quality demands through careful supplier qualification and selection as well as active suppliers’ system management.

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

Off Balance Sheet Arrangements

As of March 31, 2018 there were no off balance sheet arrangements.

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

Revenue Recognition: The Company adopted Topic 606 Revenue from Contracts with Customers on January 1, 2018. As a result, it has changed its accounting policy for revenue recognition as detailed below.

Revenue is measured based on consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product to a customer. These criteria are assumed to have been met upon delivery of the products requested by the customer to the customers carrier. Hence, adoption of the ASC 606, has not changed the timing and nature of the Company’s revenue recognition.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Subsequent Events

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description

10.1	Share Exchange Agreement dated May 17, 2018, by and among Marathon Global Inc., the Shareholders of Marathon Global Inc., and Kaneh Bosm Biotechnology Inc.

10.2	Supplemental Deed of Amendment dated May 16, 2018 by and between Sky Pharm S.A. and Synthesis-Structured Commodity Trade Finance Limited.

10.3	Account Pledge Agreement dated May 16, 2018 by and among Sky Pharm S.A. and Synthesis-Structured Commodity Trade Finance Limited.

31.1	Certification of CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

_________________

*

This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

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

Cosmos Holdings Inc.

Date: May 21, 2018	By:	/s/ Grigorios Siokas
Grigorios Siokas
Chief Executive Officer (Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer )

In accordance with the Exchange Act, this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Grigorios Siokas	Chief Executive Officer	May 21, 2018
Grigorios Siokas	(Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer) and Director

/s/ Dimitrios Goulielmos	Director	May 21, 2018
Dimitrios Goulielmos
/s/ John J. Hoidas	Director	May 21, 2018
John J. Hoidas

/s/ Demetrios G. Demetriades	Secretary and Director	May 21, 2018
Demetrios G. Demetriades

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Share Exchange Agreement dated May 17, 2018, by and among Marathon Global Inc., the Shareholders of Marathon Global Inc., and Kaneh Bosm Biotechnology Inc.

10.2	Supplemental Deed of Amendment dated May 16, 2018 by and between Sky Pharm S.A. and Synthesis-Structured Commodity Trade Finance Limited.

10.3	Account Pledge Agreement dated May 16, 2018 by and among Sky Pharm S.A. and Synthesis-Structured Commodity Trade Finance Limited.

31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

Exhibit 101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

_________________

*

This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

