Form 10-Q
period 2018-06-30
Cosmos Holdings Inc.
filed 2018-08-14
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August, 14, 2018 there were 13,495,394 shares issued and 13,336,705 shares outstanding of the registrant’s common stock.

COSMOS HOLDINGS INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

COSMOS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,153,902	$782,853
Accounts receivable	1,769,814	1,255,596
Accounts receivable - related party	228,869	171,392
Inventory	2,075,952	3,093,521
Equity investment	1,826,160	-
Prepaid expenses and other current assets	1,680,635	1,482,192
Prepaid expenses and other current assets - related party	4,225,473	2,724,972

TOTAL CURRENT ASSETS	12,960,805	9,510,526

Other assets	458,719	1,008,579
Property and equipment, net	125,101	114,567
Intangible assets, net	38,023	41,994

TOTAL ASSETS	$13,582,648	$10,675,666

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,914,314	$1,778,333
Accounts payable and accrued expenses - related party	398,468	387,847
Convertible notes payable, net of unamortized discount of $1,939,345 and $2,989,110, respectively	169,935	121,604
Notes payable, net of unamortized discount of $10,757 and $126,763, respectively	10,715,376	9,951,745
Notes payable - related party	76,511	97,979
Loans payable - related party	760,324	7,213
Taxes payable	1,423,673	1,358,789

TOTAL CURRENT LIABILITIES	15,458,601	13,703,510

Share settled debt obligation	1,554,590	-

TOTAL LIABILITIES	17,013,191	13,703,510

Commitments and Contingencies (see Note 9)	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 13,495,394 and 12,825,393 shares issued and 13,336,705 and 12,666,704 outstanding as of June 30, 2018 and December 31, 2017, respectively	13,495	12,825
Additional paid-in capital	7,545,773	5,652,429
Accumulated other comprehensive loss	(1,338,917)	(1,385,229)
Accumulated deficit	(9,485,400)	(7,211,987)
Treasury Stock, 158,689 and 138,689 shares as of June 30, 2018 and December 31, 2017, respectively	(165,494)	(95,882)

TOTAL STOCKHOLDERS' DEFICIT	(3,430,543)	(3,027,844)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,582,648	$10,675,666

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COSMOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

REVENUE
Revenue	$8,856,888	$6,112,531	$20,822,317	$10,228,447

COST OF REVENUE	8,154,554	5,632,433	19,509,987	9,384,657

GROSS PROFIT	702,334	480,098	1,312,330	843,790

OPERATING EXPENSES
General and administrative expenses	772,780	1,270,848	1,524,528	1,664,342
Depreciation and amortization expense	8,339	5,890	16,135	11,032
Impairment of goodwill	-	-	-	1,949,884
TOTAL OPERATING EXPENSES	781,119	1,276,738	1,540,663	3,625,258

LOSS FROM OPERATIONS	(78,785)	(796,640)	(228,333)	(2,781,468)

OTHER INCOME (EXPENSE)
Interest expense - related party	(66)	(66)	(132)	(132)
Interest expense	(272,419)	(171,327)	(558,997)	(281,455)
Non-cash interest expense	(490,771)	-	(1,774,783)	-
Other expense	(4,360)	(1,584)	(7,138)	(13,234)
Forgiveness of debt	(743)	-	48,880	-
Gain on exchange of equity investments, net of unrealized loss on change in fair value	1,826,160	-	1,826,160	-
Loss on extinguishment of debt	-	-	(1,464,698)	-
Foreign currency transaction gain (loss)	(196,627)	130,001	(114,344)	202,971
TOTAL OTHER INCOME (EXPENSE)	861,174	(42,976)	(2,045,052)	(91,850)

PROFIT (LOSS) BEFORE INCOME TAXES	782,389	(839,616)	(2,273,385)	(2,873,318)

INCOME TAX EXPENSE	-	-	(28)	(32)

NET PROFIT (LOSS)	782,389	(839,616)	(2,273,413)	(2,873,350)

OTHER COMPREHENSIVE GAIN (LOSS)
Foreign currency translation gain (loss)	181,366	(111,658)	46,312	(126,677)

TOTAL COMPREHENSIVE GAIN (LOSS)	$963,755	$(951,274)	$(2,227,101)	$(3,000,027)

BASIC NET LOSS PER SHARE	$0.06	$(0.07)	$(0.18)	$(0.23)
DILUTED NET LOSS PER SHARE	$0.06	$(0.07)	$(0.17)	$(0.24)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	13,167,364	12,786,438	12,918,417	12,734,183
Diluted	13,229,583	12,786,438	12,918,417	12,734,183

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COSMOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,273,413)	$(2,873,350)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and amortization expense	16,135	11,032
Amortization of debt discounts	1,774,783	41,959
Loss on extinguishment of debt	1,464,698	-
Gain on forgiveness of debt	(48,880)	-
Stock-based compensation	120,006	175,990
Issuance of common stock for services	-	401,800
Gain on exchange of equity investments, net of unrealized loss on change in fair value	(1,826,160)	-
Loss on goodwill impairment	-	1,949,884
Changes in Assets and Liabilities:
Accounts receivable	(514,218)	(1,361,884)
Accounts receivable - related party	(57,477)	-
Inventory	1,017,569	(899,710)
Prepaid expenses	(198,443)	(1,522,993)
Prepaid expenses - related party	(1,500,501)	(52,538)
Other assets	549,860	(11,789)
Accounts payable and accrued expenses	135,981	691,468
Accounts payable and accrued expenses - related party	(47,389)	(12,844)
Taxes payable	64,879	128,287
NET CASH USED IN OPERATING ACTIVITIES	$(1,322,570)	$(3,334,688)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$(21,761)	$(4,249)
Cash received from acquisition	-	40,858
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(21,761)	$36,609

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of convertible note payable	$(1,311,285)	$-
Payment of related party note payable	(18,690)	(50,779)
Payment of note payable	(1,267,390)	(365,152)
Proceeds from note payable	2,160,985	3,461,106
Payment of related party loan	(318,163)	(123,329)
Proceeds from related party loan	1,071,479	547,296
Payment of loans payable	-	(19,399)
Proceeds from issuance of share settled debt obligation	1,554,590	-
Sale of common stock and warrants	-	64,749
Purchase of treasury stock	(11,602)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	$1,859,924	$3,514,492

Effect of exchange rate changes on cash	$(144,544)	$(153,060)

NET INCREASE IN CASH	371,049	63,353

CASH AT BEGINNING OF PERIOD	782,853	716,590
CASH AT END OF PERIOD	$1,153,902	$779,943

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$248,236	$63,999
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Acquisition of Decahedron	$-	$1,479,000
Reversal of proceeds due from noteholder due to repayment of note	$-	$11,411
Pre-delivery shares issued for future conversion of convertible notes payable	$670	$-
Related party accrual for repurchase of shares of common stock	$58,010	$-
Conversion of convertible notes payable to common stock	$34,719	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2018

NOTE 1 – BASIS OF PRESENTATION

The terms “COSM,” “we,” “the Company,” and “us” as used in this report refer to Cosmos Holdings Inc. The accompanying unaudited consolidated balance sheet as of June 30, 2018 and unaudited consolidated statements of operations for the six months ended June 30, 2018 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of COSM, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2017 and 2016, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“Form 10-K”). The accompanying consolidated balance sheet as of December 31, 2017 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet. Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

Cosmos Holdings, Inc. (“us”, “we”, or the “Company”) was incorporated in the State of Nevada under the name Prime Estates and Developments, Inc. on July 21, 2009. On November 14, 2013, we changed our name to Cosmos Holdings Inc.

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

The Company is a rapidly growing worldwide pharmaceutical trading, sourcing and distribution company. We are currently focusing on expanding the existing operations of our subsidiaries and continuing to make progress towards becoming a Global Specialty Pharmaceutical Company. The Company’s focus is on Branded Pharmaceuticals, Over-the-Counter (OTC) medicines, and Generic Pharmaceuticals. The Company has also entered the nutraceutical market and will continue to target areas where we can build and maintain a strong position. The Company uses a differentiated operating model based on a lean, nimble, and decentralized structure, with emphasis on actively pursuing low risk license acquisitions, as well as investing in Research & Development, particularly on pharmaceutical and nutraceutical products with inherently lower risk profiles and clearly defined regulatory pathways. Our operating model and the execution of our Corporate Strategy are enabling the Company to adapt to market realities and customer needs, achieve sustainable growth, and create shareholder value.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2018

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

We believe that the demand for reasonably-priced medicines, delivered in the highest quality, and constantly matching the requirements of reliable and comprehensive medical care, is set to increase in the years to come, with the population’s increasing life expectancy. With our product portfolio of non-patented and patented medicines, we contribute to the optimization of efficient medicinal care, and thereby to lowering costs both for health insurance funds and companies as well as for patients.

Our principal office is located at 141 W. Jackson Blvd, Suite 4236, Chicago, Illinois 60604; Telephone: 312-536-3102. The Company’s website can be found at the following URL: www.cosmosholdingsinc.com.

Going Concern

The Company’s consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company generated a net loss of $2,267,443 for the six months ended June 30, 2018 and has a working capital deficit of $2,497,796 and an accumulated deficit of $9,485,400 as of June 30, 2018. These conditions raise substantial doubt of the Company’s ability to continue as a going concern. The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management’s plans to continue as a going concern include raising additional capital through increased sales of product and by sale of equity and/or debt. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described herein and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

June 30, 2018

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2018 and December 31, 2017, there were no cash equivalents.

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

June 30, 2018

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided on a straight-line basis over the useful lives (except for leasehold improvements which are depreciated over the lesser of the lease term or the useful life) of the assets as follows:

Estimated Useful Life
Furniture and fixtures	5-7 years
Office and computer equipment	3-5 years

Depreciation expense was $11,859 and $7,062 for the six months ended June 30, 2018 and 2017, respectively.

Intangible Assets

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 5 years for an import/export license. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. At June 30, 2018, no revision to the remaining amortization period of the intangible assets was made.

Amortization expense was $4,276 and $3,970 for the six months ended June 30, 2018 and 2017, respectively.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2018

Prior to the acquisition of Decahedron, the Company had no recorded goodwill value. As a result of the acquisition of Decahedron, the Company tested and expensed 100% of the goodwill allocated to the acquisition costs, an amount equal to $1,949,884 for the period ending June 30, 2017.

Equity Method Investment

For those investments in common stock or in-substance common stock in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, the investment is accounted for under the equity method. The Company records its share in the earnings of the investee and is included in “Equity earnings of affiliate” in the consolidated statement of operations. The Company assesses its investment for other-than-temporary impairment when events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable and recognizes an impairment loss to adjust the investment to its then current fair value

Investments in Equity Securities

Investments in equity securities are accounted for at fair value with changes in fair value recognized in income from operations. Equity securities are classified as short-term or long-term based on the nature of the securities and their availability to meet current operating requirements. Equity securities that are readily available for use in current operations are reported as a component of current assets in the accompanying consolidated balance sheets. Equity securities that are not considered available for use in current operations would be reported as a component of long-term assets in the accompanying consolidated balance sheets. For equity securities with no readily determinable fair value, the Company elects a measurement alternative to fair value. Under this alternative, the Company measures the investments at cost, less any impairment, and adjusted for changes resulting from observable price changes in transactions for identical or similar investments of the investee. The election to use the measurement alternative is made for each eligible investment.

Fair Value Measurement

The Company adopted FASB ASC 820-Fair Value Measurements and Disclosures, or ASC 820, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results but did expand certain disclosures.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2018.

Cash is considered to be highly liquid and easily tradable as of June 30, 2018 and therefore classified as Level 1 within the fair value hierarchy. The investment in KBB is also classified as Level 1within the fair value hierarchy.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2018

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

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At June 30, 2018 the Company has maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2018

We recognize the impact of an uncertain tax position in our financial statements if, in management’s judgment, the position is not more-likely-then-not sustainable upon audit based on the position’s technical merits. This involves the identification of potential uncertain tax positions, the evaluation of applicable tax laws and an assessment of whether a liability for an uncertain tax position is necessary. As of June 30, 2018 the Company has no uncertain tax positions recorded in any jurisdiction where it is subject to income tax.

Basic and Diluted Net Income (Loss) per Common Share

Basic income per share is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and, when dilutive, potential shares from stock options and warrants to purchase common stock, using the treasury stock method. In accordance with ASC 260, “Earnings Per Share”, the following table reconciles basic shares outstanding to fully diluted shares outstanding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average number of common shares outstanding Basic	13,167,364	12,786,438	12,918,417	12,734,183
Potentially dilutive common stock equivalents	62,219	-	-	-
Weighted average number of common and equivalent shares outstanding - Diluted	13,229,583	12,786,438	12,918,417	12,734,183

Common stock equivalents are included in the diluted income per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented.

Recent Accounting Pronouncements

Effective January 1, 2018, the Company adopted ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities “ and ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 contained a number of changes which are applicable to the Company including the following: (1) requires equity investments to be measured at fair value with changes in fair value recognized in net income; and (2) allows equity investments without readily determinable fair values to be measured at cost less impairment, if any, plus or minus changes in observable prices (referred to as the “measurement alternative”); ASU 2018-03 also clarified certain aspects of the guidance issued in ASU 2016-01, including requiring a prospective transition approach for equity investments without readily determinable fair value in which the measurement alternative is applied. ASU 2016-01 does not apply to investments accounted for using the equity method, investments in consolidated subsidiaries, FHLB stock, and investments in low income housing tax credit projects. The ASU also eliminated the requirement to classify equity investments into different categories such as “Available-for-sale.”

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2018

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which simplifies the measurement of goodwill by eliminating Step 2 from the current goodwill impairment test in the event that there is evidence of an impairment based on qualitative or quantitative assessments. ASU 2017-04 does not change how the goodwill impairment is identified, and the Company will continue to perform a qualitative assessment annually to determine whether the two-step impairment test is required. Until the adoption, current accounting standards require the impairment loss to be recognized under Step 2 of the impairment test. This requires the Company to calculate the implied fair value of goodwill by assigning fair value to the reporting unit’s assets and liabilities as if the reporting unit has been acquired in a business combination, then subsequently subtracting the implied goodwill from the carrying amount of the goodwill. The new standard would require the Company to determine the fair value of the reporting unit and subtract the carrying value from the fair value of the reporting unit to determine if there is an impairment. ASU 2017-04 is effective for the Company for fiscal years after December 15, 2019, and early adoption is permitted. ASU 2017-04 is required to be adopted prospectively, and the adoption is effective for annual goodwill impairment tests performed in the year of adoption. The Company does not believe that the adoption of ASU No. 2017-04 will have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations

In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business,” with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as an acquisition of assets or a business. ASU No. 2017-01 is effective for the Company’s fiscal year commencing on January 1, 2018. The effect of this guidance is to be applied prospectively and early adoption is permitted. The Company does not believe that the adoption of ASU No. 2017-01 will have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require lessees to recognize assets and liabilities for the rights and obligations created by most leases on the balance sheet. The changes become effective for the Company’s fiscal year beginning after July 1, 2019. Modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, is required with an option to use certain transition relief. The Company expects this ASU will increase its current assets and current liabilities, but have no net material impact on its consolidated financial statements.

In July 2015, the Financial Accounting Standards Board issued Simplifying the Measurement of Inventory, Topic 0330 (ASU No 2015-11). ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost or net realizable value. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016. The Company adopted this standard in the first quarter of fiscal 2017, applying it prospectively. The adoption of ASU 2015-11 did not have a material impact on the Company’s consolidated financial statements.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2018

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

_____________

(a) U.K Pharmaceutical Wholesale Distribution License

Unaudited Supplemental Pro Forma Data

The unaudited pro forma statements of operations data for the six months ended June 30, 2018 and 2017, below, give effect to the Decahedron Acquisition, described above, as if it had occurred at January 1, 2017. These amounts have been calculated after applying our accounting policies and adjusting the results of Decahedron intangible amortization that would have been charged assuming the fair value adjustments had been applied and incurred since January 1, 2017. This pro forma data is presented for informational purposes only and does not purport to be indicative of our future results of operations.

Revenue of $1,335,360 and net loss of $176,785 since the acquisition date are included in the consolidated statement of operations and comprehensive income (loss) for the six months ended June 30, 2017.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2018

Unaudited pro forma results of operations for the six months ended June 30, 2018 and 2017 as though the Company acquired Decahedron on the first day of each fiscal year are set forth below.

	Six months Ended June 30,
	2018	2017
Revenues	$20,822,317	$10,421,894
Cost of revenues	19,509,987	9,584,090
Gross profit	1,312,330	837,804

Operating expenses	1,540,663	3,653,255
Operating loss	(228,333)	(2,815,451)

Other income (expense)	(2,039,082)	(129,492)

Income tax (expense)	(28)	(32)

Net loss	$(2,267,443)	$(2,944,975)

Other comprehensive gain (loss)	46,103	(126,677)
Comprehensive net loss	$(2,221,340)	$(3,071,652)

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

NOTE 4 – INVESTMENTS

Distribution and Equity Agreement

On March 19, 2018, the Company entered into a Distribution and Equity Acquisition Agreement (the “Distribution and Equity Acquisition Agreement”) with Marathon Global Inc. (“Marathon”), a company incorporated in the Province of Ontario, Canada. Marathon was recently formed to be a global supplier of Cannabis, cannabidiol (CBD) and/or any Cannabis Extract products, extracts, ancillaries and derivatives (collectively, the “Products”). The Company was appointed the exclusive distributor of the Products initially throughout Europe and on a non-exclusive basis wherever else lawfully permitted.

The Distribution and Equity Acquisition Agreement is to remain in effect indefinitely unless Marathon fails to provide Market Competitive (as defined) product pricing and Marathon has not become profitable within five (5) years of the agreement. The transaction closed on May 22, 2018 after the due diligence period, following which the Company received: (a) a 33 1/3% equity interest or 5 million shares in Marathon as partial consideration for the Company’s distribution services; and (b) received cash of CAD $2,000,000, subject to repayment in Common Shares of the Company if it fails to meet certain performance milestones. The Company is entitled to receive an additional CAD $2,750,000 upon the Company’s receipt of gross sales of CAD $6,500,000 and an additional CAD $2,750,000 upon receipt of gross sales of CAD $13,000,000. The Company was also given the right to nominate one director to the Marathon board of directors.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2018

Since Marathon is a newly formed entity with no assets, the Company attributed no value to the 5 million shares in Marathon which was received as consideration for the distribution services. The Company has significant influence over Marathon due to its representation on the board of Marathon and therefore, accounts for its investment in Marathon under the equity method of accounting. Since the carrying value of its investment in Marathon is $0, and the Company is not obligated to fund losses of Marathon, the Company will not record losses resulting from Marathon’s operations. If Marathon were to report a net income, the Company will apply the equity method of accounting and recognize such income in its statement of operations or resume applying the equity method only after its share of net income equals the share of net losses not recognized in earlier periods.

Share Exchange Agreement

On May 17, 2018, the Company entered into a Share Exchange Agreement (the “SEA”) with Marathon, Kaneh Bosm Biotechnology Inc. (“KBB”) and certain other sellers of Marathon capital stock. Under the SEA, the Company agreed to transfer 2.5 million shares in Marathon to KBB, a corporation incorporated under the laws of the Province of British Columbia and a public reporting issuer on the Canadian Securities Exchange, in exchange for 5 million shares of KBB.

The Company accounted for the exchange at fair value and recognized a gain on exchange of its investment in Marathon of $1,953,000 included in Gains on exchange of equity investments in the consolidated statements of operations. The Company determined the fair value of the exchange based on an actively quoted stock price of KBB received in exchange for the Marathon shares. The Company continues to fair value its investment in KBB with changes recognized in earnings each period and recorded an unrealized loss on exchange of investment during the six months ended June 30, 2018 of $126,840 such that the net gain at the end of the period is $1,826,160.

Since no value was attributed to the 33 1/3% equity ownership interest in Marathon received as consideration for the distribution services, the Company would receive variable consideration in future for its services under the Distribution and Equity Acquisition Agreement, if certain milestones are achieved. Refer to Note 9 for the accounting associated with the cash of CAD $2 million received upfront. Variable consideration to be received in the future upon achieving the gross sales milestones described above, is constrained as the Company estimates that it is probable that a significant reversal of revenue could occur. In assessing the constraint, the Company considered its limited experience with the Products, new geographic markets and similar transactions, which affect the Company’s ability to estimate the likelihood of a probable revenue reversal. Therefore, no revenue has been recognized for the period ended June 30, 2018. The Company will continue to reassess variable consideration at each reporting period and update the transaction price when it becomes probable that a significant revenue reversal would not occur.

On July 16, 2018, the Company exchanged its remaining equity interest in Marathon for shares in KBB as further discussed in Note 13.

NOTE 5 – INCOME TAXES

At June 30, 2018, the Company’s effective tax rate differs from the US federal statutory tax rate primarily due to a valuation allowance recorded against net deferred tax assets in all jurisdictions in which the Company operates. At December 31, 2017, the Company’s effective tax rate differed from the US federal statutory tax rate primarily due to earnings taxed at the lower income tax rate in Cyprus.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At June 30, 2018, the Company has a maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

As of June 30, 2018, the Company has no uncertain tax positions recorded in any jurisdiction where it is subject to income tax. The Company has recorded $44,120 of interest and penalties as interest expense for the six months ended June 30, 2018 in accordance with this policy.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2018

NOTE 6 – CAPITAL STRUCTURE

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

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock, which have liquidation preference over the common stock and are non-voting. As of June 30, 2018, and December 31, 2017, no preferred shares have been issued.

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

Purchase of Treasury Shares

On December 19, 2017, the Company entered into a stock purchase agreement with an officer and director of the Company, whereby for consideration of €80,000 ($94,495) the Company will repurchase 20,000 shares of its common stock. As per the agreement, the sale and transfer of the shares occurred on December 19, 2017, the date of signing, however the Company is entitled to pay the full consideration in tranches until July 2018. As of December 31, 2017, the Company paid consideration of €28,000 ($33,073) and had an amount due to related party of €52,000 ($61,422). The shares were returned to the Company in February 2018. During the six months ended June 30, 2018, the Company repaid the remaining balance of €52,000 ($63,446).

On June 18, 2018, the Company entered into a stock purchase agreement with an officer and director of the Company, whereby for consideration of €60,000 ($69,912) the Company will repurchase 15,000 shares of its common stock, however as of June 30, 2018, the Company had not received the shares. As per the agreement, the sale and transfer of the shares will occur on June 18, 2018, the date of signing, however the Company is entitled to pay the full consideration in tranches until November 2018. During the six months ended June 30, 2017, the Company paid consideration of €10,000 ($11,602) and a remaining balance payable remains in the amount of €50,000 ($58,010).

Shares Issued for Services

On March 1, 2017, the Company entered into a four-month consulting agreement with a third-party investment advisory firm for consideration of 500 restricted shares of common stock to be issued during the period of the agreement for any introductions and related contributions the Company receives as a result of those introductions. As of June 30, 2018, no consideration has been earned and no shares have been issued related to this agreement.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2018

On May 25, 2017, the Company entered into a 20-month consulting agreement with a third party advisory firm for consideration of 20,000 shares of the Company’s common stock. The stock was issued on May 25, 2017 and fair valued at $7.70 per share or $154,000, which will be amortized over the length of the agreement. During the year ending December 31, 2017, the Company recorded $56,138 in consulting expense related to this agreement. During the six months ended June 30, 2018 an additional $45,770 in consulting expense was recorded.

Potentially Dilutive Securities

On January 1, 2018, the Company granted 25,000 options to an employee of the Company as compensation for being appointed the International Finance Manager of the Company. The options have an exercise period of four years with an exercise price of $1.00 per share. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options vest monthly with 12,500 options fully vested as of June 30, 2018 (See Note 11).

As of June 30, 2018, and December 31, 2017, the Company had 13,495,394 and 12,825,393 shares of Common Stock issued and 13,321,705 and 12,666,704 shares of Common Stock, respectively, outstanding.

No options, warrants or other potentially dilutive securities other than those disclosed above have been issued as of June 30, 2018.

NOTE 7 – RELATED PARTY TRANSACTIONS

On the date of our inception, we issued 20 million shares of our common stock to our three officers and directors which were recorded at no value (offsetting increases and decreases in Common Stock and Additional Paid in Capital).

DOC Pharma S.A.

As of June 30, 2018, the Company has a prepaid balance of €1,506,491 ($1,759,732) and an accounts payable balance of €66,288 ($77,431), resulting in a net prepaid balance, related to purchases of inventory, of €1,440,203 ($1,682,301) at June 30, 2018 to DOC Pharma S.A. During the six months ended June 30, 2018, the Company has purchased a total of €2,531,491 ($3,064,370) of products from DOC Pharma. During the six months ended June 30, 2017, the Company has purchased a total of €1,751,369 ($1,898,134) of products from DOC Pharma.

On November 1, 2015, the Company entered into a €12,000 ($12,662) Loan Agreement with DOC Pharma S.A., pursuant to which DOC Pharma S.A., paid existing bills of the Company in the amount of €12,000 ($12,662), excluding the Vendor Bills. The loan bears an interest rate of 2% per annum and was due and payable in full on October 31, 2016. As of June 30, 2018, the Company has an outstanding principal balance under this note of €12,000 ($14,017) and accrued interest expense of $704.

Medihelm S.A

As of June 30, 2018, the Company has an outstanding payable balance due to Medihelm S.A. of £339,242 ($447,902). Medihelm’s managing director is the mother of Nikolaos Lazarou, the director of Decahedron. Additionally, the Company has a receivable balance of €195,932 ($228,869) and a prepaid balance, related to purchases of inventory, of €2,177,187 ($2,543,172) as of June 30, 2018. During the six months ended June 30, 2018, SkyPharm purchased €5,428,168 ($6,570,798) and Decahedron purchased £424,670 ($582,885) of products from Medihelm. SkyPharm generated revenue from Medihelm of €508,251 ($615,238). During the six months ended June 30, 2017, SkyPharm purchased €3,057,165 ($3,313,356) and Decahedron purchased £45,349 ($57,394) of products from Medihelm. SkyPharm generated revenue from Medihelm of €494,206 ($535,620).

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2018

Grigorios Siokas

On October 1, 2016, the Company borrowed €5,000 ($5,276) from Mr. Siokas, CEO, related to its subsidiary’s purchase of additional capital of SkyPharm. The loan is non-interest bearing and has a maturity date of October 1, 2017. During the year ending December 31, 2017, the Company borrowed an additional €1,000 ($1,202). The outstanding balance as of June 30, 2018 was €6,000 ($7,009).

During the six months ended June 30, 2018, the Company borrowed €694,700 ($811,479) as loans payable from Mr. Siokas and repaid €114,000 ($133,163) of those loans. These loans are non-interest bearing and have no maturity dates. As of June 30, 2018, the Company has an outstanding principal balance under these loans of €580,700 ($678,316).

On January 31, 2018 and February 14, 2018, the Company borrowed an additional $135,000 from Mr, Siokas and repaid $60,000. These loans are non-interest bearing and have no maturity dates. As of June 30, 2018, the Company has an outstanding principal balance under these loans of $75,000.

Dimitrios Goulielmos

On November 21, 2014, SkyPharm entered into a Loan Agreement with Dimitrios Goulielmos, former Chief Executive Officer and a current director of the Company, pursuant to which the Company borrowed €330,000 ($401,115) from Mr. Goulielmos. The Loan bore an interest rate of 2% per annum and was due and payable in full on May 11, 2015. On November 4, 2015, €130,000 ($142,860) in principal and the related accrued interest of €733 ($806) was forgiven and the remaining balance of €200,000 will no longer accrue interest as part of the stock purchase agreement with Grigorios Siokas on November 4, 2015 referenced above. As of December 31, 2016, €60,000 ($63,312) of the loan was paid back. During the year ended December 31, 2017 an additional €70,500 ($84,755) was paid back. During the six months ended June 30, 2018 the Company repaid an additional €16,000 ($18,690) and a principal balance of €53,500 ($62,493) and €0.00 of accrued interest remains.

Konstantinos Vassilopoulos

During the six months ended June 30, 2018, the Company borrowed and repaid an aggregate total of $125,000 to Mr. Konstantinos Vassilopoulos. As of June 30, 2018, a principal balance of $0 remains.

In connection with the Decahedron SPA, on February 9, 2017, Decahedron, Medihelm S.A. and Nikolaos Lazarou entered into a liability transfer agreement whereby the loan previously provided by Decahedron to Mr. Lazarou prior to the acquisition would be cancelled in exchange for Mr. Lazarou’s personal assumption of approximately £172,310 ($220,988) owed to MediHelm S.A., a creditor of Decahedron.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

NOTE 8 – CONVERTIBLE DEBT

November 15, 2017 Securities Purchase Agreement

On November 15, 2017, the Company entered into a Securities Purchase Agreement with institutional investors (the “Buyers”), pursuant to which the Company issued on November 16, 2017 for a purchase price of $3,000,000, $3,350,000 in aggregate principal amount of Senior Convertible Notes (the “Existing Notes”) to the Buyers, convertible into approximately 670,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) at $5.00 per Share and five-year warrants (the “Warrants”) to purchase an aggregate of 536,000 shares of Common Stock exercisable at $7.50 per share. The Notes contained an original issue discount of $350,000. Of the $3,000,000 purchase price, $240,000 went directly to financing costs (see below) and $74,000 went directly to legal fees such that the Company received net proceeds of $2,686,000.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2018

On February 20, 2018, the Company entered into two separate Amendment and Exchange Agreements (“Exchange Agreements”) with the two institutional investors for new senior convertible notes (“New Notes”) in exchange for existing notes. Each New Note is identical in all material respects to the Existing Note, except that (i) the New Note was not convertible into shares of the Company’s common stock (the “Common Stock”) until April 20, 2018; (ii) all future cash installment payments under such New Note will be made at a redemption price equal to 112% of the applicable installment amount; (iii) the Company’s existing obligation to initially deliver pre-delivery shares of its common stock to the holder of such New Note was deferred until April 20, 2018; and (iv) at any time on or before June 20, 2018, the Company had the right, at its option, to redeem all, or any part, of the amounts then outstanding under such New Note in cash at a redemption price equal to 125% of such amounts then outstanding under such New Note. The Company will repay the principal amount of the Notes in equal monthly installments beginning on January 1, 2018 and repeating on the first business day of each calendar month thereafter until the fourteenth (14th) month anniversary date of issue No interest shall accrue under the Notes unless and until an Event of Default (as defined) has occurred and is not cured. As of June 30, 2018, no such event of default had occurred. On April 24, 2018, 670,001 per-delivery shares were issued. Eighty-five (85%) percent of any cash proceeds received by the holders of the Notes from the sale of pre-delivery shares issued as collateral shall be applied against the particular installment amount then due. The Notes are senior in right of payment to all existing and future indebtedness except Permitted Indebtedness which includes $12 million of senior secured indebtedness of the Company and its subsidiaries under the above described Synthesis loan agreements, plus a defined amount of purchase money indebtedness in connection with bona fide acquisitions. The Company evaluated the debt modification in accordance with ASC 470-50 and concluded that the debt qualified for debt extinguishment as the 10% cash flow test was met. As a result, the Existing Notes were written off and the New Notes were recorded at fair value as of February 20, 2018. The Company wrote off the remaining principal balance of $2,871,429 of the Existing Notes along with the remaining $2,596,838 of debt discounts related to the Existing Notes of which $1,140,711 was a reduction to additional paid-in-capital representing the intrinsic value of the existing beneficial conversion feature. The Company recorded the New Notes in the amount of $3,216,000 and a total debt discount of $3,216,000 in relation to the intrinsic value of the new beneficial conversion feature of $2,880,000 and an original issue discount of $336,000. This resulted in a net loss on extinguishment of debt in the amount of $1,464,698 and additional net equity related to the beneficial conversion feature of $1,739,289.

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

The Warrants have a five-year term and are exercisable into 536,000 shares of Common Stock beginning May 16, 2018 or six months after the issue date. The Warrants are exercisable at $7.50 per share subject to full ratchet anti-dilution protection (see above). As of June 30, 2018, there were no anti-dilution trigger events. The Warrants will be exercisable on a cashless basis if a registration statement is not effective covering the resale of the underlying Warrant Shares. The Company calculated the warrants at relative fair value of $1,545,288, which was recognized as a discount to the Existing Notes of which $347,418 was amortized as interest expense through February 19, 2018. On February 20, 2018, the remaining balance was reversed due to the Exchange Agreement as discussed above.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2018

The Company filed, within thirty (30) days of the Closing, a registration statement covering one hundred fifty (150%) percent of the maximum number of shares, underlying the Notes and Warrants pursuant to a registration rights agreement with the Buyers (the “Registration Rights Agreement”).

As a condition to the closing of the Financing, each Buyer, severally, was required to execute a leak-out agreement (each, a “Leak-Out Agreement”) restricting such Buyer’s sale of shares of Common Stock underlying the Notes and Warrants on any Trading Day to not more than such Buyer’s pro rata allocation of the greater of (x) sales with net proceeds of an aggregate of $20,000 or (y) twenty-five (25%) percent of the daily average trading volume of the Company’s Common Stock. If after the closing of the Financing there is no Event of Default under the Notes, the VWAP of the Company’s Common Stock for three (3) trading days is less than $1.50 per share, the Company may further restrict the Buyers from selling at less than $1.50 per share; provided that the portion of the Notes subject to redemption on each Installment Date shall thereafter double.

On November 15, 2017 in connection with the $3,350,000 Securities Purchase Agreement, Roth Capital Partners, LLC (“Roth”), as the Company’s exclusive placement agent, received a cash commission for the transaction equal to eight (8%) percent of the total gross proceeds of the offering, or $240,000 and the issuance of five-year warrants to purchase eight (8%) percent of the shares of common stock issued or issuable in this offering (excluding shares of common stock issuable upon exercise of any warrants issued to investors), or 53,600 shares; and, will receive eight (8%) percent of any cash proceeds received from the exercise of any warrants sold in the offering with an expiration equal to or less than twenty-four (24) months. The warrants are exercisable six months after the issue date or May 16, 2018 and were valued at a fair value of $386,003 which was fully expensed during the year ended December 31, 2017. The $240,000 cash commission was recorded as debt discount and will be amortized over the term of the Notes.

During the six months ended June 30, 2018, there were principal conversions in the amount of $34,719 and the Company repaid principal in the amount of $1,311,286, such that the remaining outstanding principal balance of the Notes as of June 30, 2018 is $2,109,281.

The Company recorded a total of $3,350,000 of debt discounts related to the above Existing Notes in the year ended December 31, 2017. A total of $360,890 was amortized during the year ended December 31, 2017 and an additional $392,272 related to the debt discount of the Existing Notes was amortized through February 19, 2018. As a result of the Exchange Agreement discussed above, the debt discounts of the Existing Notes were written off and a total of $3,216,000 of debt discounts were recorded during the six months ended June 30, 2018. The debt discounts are being amortized over the term of the debt. Amortization of the debt discounts of the New Notes for the six months ended June 30, 2018 was $1,668,926.

NOTE 9 – DEBT

On November 16, 2015, the Company entered into a Loan Agreement with Panagiotis Drakopoulos, former Director and former Chief Executive Officer, pursuant to which the Company borrowed €40,000 ($43,624) as a note payable from Mr. Drakopoulos. The note bears an interest rate of 6% per annum and was due and payable in full on November 15, 2016. During the year ended December 31, 2017, the Company repaid €17,000 ($20,437) of principal and €2,060 ($2,477) of accrued interest. During the six months ended June 30, 2018, the Company paid back an additional €10,000 ($11,681). As of June 30, 2018, the Company has an outstanding principal balance of €13,000 ($15,185) and accrued interest of €2,688 ($3,140).

On January 18, 2018, the Company entered into a Loan Agreement with a third party, pursuant to which the Company borrowed €75,000 ($87,608). The note bore an interest rate of 6.5% per annum and had a maturity date of January 17, 2019. The note is secured by a personal guaranty of Grigorios Siokas. During the six months ended June 30, 2018, the Company has repaid the loan and the related accrued interest of €1,748 ($2,042) in full.

On March 16, 2018, the Company entered into a Loan Agreement with a third party, pursuant to which the Company borrowed €1,500,000 ($1,752,150) as a note payable. The note bears an interest rate of 4.7% per annum and has a maturity date of March 18, 2019. As of June 30, 2018, the Company has an outstanding principal balance of €1,500,000 ($1,752,150) and accrued interest of €20,089 ($23,466) related to this note.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2018

On April 2, 2018, the Company entered into a Loan Agreement with a third party, pursuant to which the Company borrowed €5,000 ($5,841) as a note payable. The note bears no interest and no stated maturity date. As of June 30, 2018, the Company has an outstanding principal balance of €5,000 ($5,841) related to this note.

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

On March 23, 2017, SkyPharm entered into an Amended and Restated Loan Facility Agreement (the “A&R Loan Facility”), with the Loan Facility which increased the loan amount to an aggregate total of $2,664,960 (€2,216,736) as a result of the lender having advanced $174,000 (€164,898) in September 2016, $100,000 (€94,769) in October 2016, $250,000 (€236,922) in November 2016, $452,471 (€428,800) in December 2016, $155,516 (€129,360) in January 2017, $382,327 (€318,023) in July 2017 and $70,000 (€58,227) in December 2017. The A&R Loan Facility amends and restates certain provisions of the Loan Facility Agreement, dated as of August 4, 2016, by and among the same parties. Advances under the A&R Loan Facility continue to accrue interest at a rate of 10% per annum from the applicable date of each drawdown and require quarterly interest payments. The A&R Facility now permits prepayments at any time. The amounts owed under the A&R Loan Facility shall be repayable upon the earlier of (i) seventy-five days following the demand of the Lender; or (ii) August 31, 2018. The A&R Loan Facility is secured by a personal guaranty of Grigorios Siokas, which is secured by a pledge of 1,000,000 shares of common stock of the Company owned by Mr. Siokas (the “Pledged Shares”). The A&R Loan Facility was also amended to provide additional affirmative and negative covenants of Sky Pharm and the Guarantor during the term of loans remain outstanding, including, but not limited to, the consent of the Lender in connection with (i) the Company or any of its subsidiaries incurring any additional indebtedness; or (ii) in the event of any increase in the Company’s issued and outstanding shares of Common Stock, the Pledged Shares shall be increased to an amount equal to a minimum of ten percent (10%) of the issued and outstanding shares of the Company.

On April 18, 2018, the Company entered into an amendment with the Lender that was effective as of January 1, 2018, pursuant to which the maturity dates for all advances was extended to December 31, 2021. Additionally, the interest rate was amended such that the interest rate for all advances is 4% plus the 3-Month Libor rate. The Loan Facility also forgave €32,468 ($40,000) in fees related to the July 6, 2017 advance. As a result, the Company reduced the unamortized portion of debt discount that related to those fees and recorded a gain on debt settlement of €19,763 ($23,924).

As of June 30, 2018, the outstanding balance under this note was $3,078,442 (€2,635,427) and accrued interest expense of $315,306 (€269,930) has been recorded.

The Company recorded a total of €155,060 ($191,034) in debt discounts related to this note in prior years. The debt discounts are being amortized over the term of the debt. As a result of the April 18, 2018 amendment, the Company reduced the unamortized debt discount of €20,237 ($23,639). The Company amortized a total of €92,661 ($114,158) in prior years. Amortization of the debt discounts for the six months ended June 30, 2018 was €31,405 ($38,016).

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2018

Bridge Loans

On March 16, 2017 and March 20, 2017, SkyPharm entered into loan agreements with the Synthesis Peer-To Peer-Income Fund (the “Bridge Loans”). The Bridge Loans provided to SkyPharm loans of €41,590 ($50,000) and €100,000 ($120,220), respectively, during the year ended December 31, 2017. The Bridge Loans accrue interest at a rate of 10% per annum and were repayable on April 16, 2017 and April 20, 2017, respectively, together with all other amounts then accrued and unpaid. On April 16, 2017, the maturity dates were amended for no additional consideration or change in terms and conditions. The maturity dates of both loans were amended, and they matured on May 16, 2017 and May 20, 2017, respectively. Pursuant to the April 18, 2018 agreement and effective January 1, 2018, the Company reached an agreement with Synthesis Peer-To-Peer Income Fund such that the March 20, 2017 loan would have a fixed USD payoff amount of $106,542. As a result of this agreement the Company recorded a gain on settlement of debt of €16,667 ($20,175) related to the reduction of the USD payoff amount and an additional gain on settlement of debt of €3,950 ($4,781) related to interest that had accrued on the original amount of the loan. The Company has accrued interest expense of an aggregate total of €12,103 ($14,138) for both loans and the outstanding balances of these loans was €42,805 ($50,000) and €91,209 ($106,542), respectively, as of June 30, 2018.

On May 5, 2017, SkyPharm entered into a loan agreement with Synthesis Peer-To-Peer Income Fund for €28,901 ($34,745). The loan accrues interest at a rate of 10% per annum and matured on September 30, 2017. The Company has accrued interest expense of €2,869 ($3,351) and the outstanding balance on this loan was €29,745 ($34,745) as of June 30, 2018.

On April 18, 2018, the Company entered into an amendment pursuant to which the maturity dates for all of the above Bridge Loan advances were extended to December 31, 2021 for no additional consideration. Additionally, the interest rate was amended such that, effective January 1, 2018, the interest rate for all advances is 4% plus the 3-Month Libor rate.

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

June 30, 2018

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

On May 16, 2018, SkyPharm S.A., as Commodity Buyer, entered into a Supplemental Deed of Amendment (the “Deed”) relating to a Trade Finance Facility dated May 12, 2017, as amended, with Synthesis Structured Commodity Trade Finance Limited (“Synthesis”), as Loan Receivables Originator. Under the Trade Finance Facility (the “TFF”) first entered into on May 12, 2017, as amended, there was a principal balance of €5,866,910 outstanding as of March 31, 2018. SkyPharm made a payment of €1,000,000 ($1,168,100) of interest and principal on May 31, 2018 under the terms and conditions of the Deed. Additionally, the maturity date for the facility has been amended such that, the full principal amount is to be repaid no later than May 31, 2021, subject to a repayment schedule to be agreed upon by SkyPharm and Synthesis Structure Commodity Trade Finance Limited. Synthesis Structure Commodity Trade Finance Limited may extend this final repayment date at its sole discretion.

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

June 30, 2018

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

During the six months ended June 30, 2018, the Company borrowed an additional €270,000 ($315,386) in funds. The current draw on the SkyPharm Facility is €4,866,910 ($5,685,038) and the Company has accrued €423,690 ($349,485) in monthly fees related to this agreement.

The Company has recorded a total debt discount of €117,338 ($137,063) in origination fees associated with these loans, which will be amortized over the term of the agreements. Amortization of debt discount for year ended December 31, 2017 was €61,295 ($69,269). Amortization of the debt discount for the six months ended June 30, 2018 was €56,043 ($67,841) and resulted in the full amortization of the debt discount.

Distribution and Equity Agreement

As discussed in Note 4 above, the Company entered into a Distribution and Equity Acquisition Agreement with Marathon. The Company was appointed the exclusive distributor of the Products initially throughout Europe and on a non-exclusive basis wherever else lawfully permitted.

As consideration for its services, Company received: (a) a 33 1/3% equity interest or 5 million shares in Marathon as partial consideration for the Company’s distribution services; and (b) received cash of CAD $2,000,000, subject to repayment in Common Shares of the Company if it fails to meet certain performance milestones. The Company is entitled to receive an additional CAD $2,750,000 upon the Company’s receipt of gross sales of CAD $6,500,000 and an additional CAD $2,750,000 upon receipt of gross sales of CAD $13,000,000.

As discussed in Note 4, the Company attributed no value to the shares received in Marathon pursuant to (a) above. In relation to the CAD $ 2 million cash received noted in (b) above, the Company accounted for its obligation to issue a variable number of the Company’s Common Shares as Share-settled debt obligation in accordance with ASC 480 measured at fair value or the settlement amount of $1,554,590 (CAD $ 2 million). If settlement were to occur on June 30, 2018, the Company would be required to issue 328,500 Common Shares to settle its debt obligation. The Company could be obligated to potentially issue an unlimited number of common shares to settle its Share-settled debt obligation. If such events were to occur, the Company would be required to increase its authorized share capital and since increasing the authorized share capital is within the control of the Company, as our CEO controls greater than 50% of the outstanding common stock of the Company, the original classification of equity-classified financial instruments issued by the Company were not affected.

None of the above loans were made by any related parties.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of June 30, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2018

Operating Leases

The Company conducts its operations from an office located in Chicago, Illinois for which beginning in January 2015, the monthly rent expense is $709, which has been paid through December 31, 2017. The lease expired as of May 31, 2017, however, the Company has negotiated and entered into a two-year amendment to that lease that commenced as of June 1, 2017 through May 31, 2019. The monthly rate from June 1, 2017 through May 31, 2018 is $709 per month and increases to $730 per month from June 1, 2018 through May 31, 2019. Rent expense for the three and six months ended June 30, 2018 was $2,147 and $4,272, respectively. Rent expense for the three and six months ended June 30, 2017, was $2,126 and $4,251, respectively.

The offices of Amplerissimo are located a t 9, Vasili, Michaelidi Street, 3026, Limassol, Cyprus. The Company had a one-year lease which commenced on July 29, 2013 and was last renewed through July 2018, at the rate of €110 ($124) per month. Rent expense for the three and six months ended June 30, 2018 was €330 ($399) and €660 ($799), respectively. Rent expense for the three and six months ended June 30, 2017 was €330 ($358) and €660 ($715), respectively

The offices of SkyPharm are located at 5, Agiou Georgiou Street 57001, Pylaia, Thessaloniki, Greece. The Company has a six-year lease that commenced on September 1, 2014 at the rate of €4,325 ($4,802) per month. In December 2015, the lease was revised to include an additional rental of the first floor at a rate of €800 ($886) per month. The lease was further revised in March 2016 to include another additional rental of the first floor at a rate of €800 ($886) per month beginning in May 2016. On May 30, 2016, the lease was revised again to include an additional rental of space at a rate of €1,825 ($2,021) per month beginning in June 2016. On March 23, 2017, SkyPharm entered into an additional three-year lease at a rate of €1,250 per month that commenced May 2017. As a result, the total monthly lease amount is now €7,750 ($8,758) per month. Rent expense for the three and six months ended June 30, 2018 was €27,000 ($32,684) and €54,000 ($65,367) respectively. Rent expense for the three and six months ended June 30, 2017 was €23,250 ($25,198) and €46,500 ($50,397), respectively.

The offices of Decahedron are located at Unit 11, Spire Greene Centre, Flex Meadow, Harlow, CM19 5TR, Essex, U.K., for which we pay approximately ₤1,908 ($2,470) per month, under an amendment to a lease dated October 25, 2011, which commenced on October 25, 2016 and expires on October 24, 2021. Rent expense for the six months ended June 30, 2018 and from the date of acquisition through June 30, 2017 was ₤11,450 ($15,753) and ₤9,542 ($12,076), respectively.

Future minimum operating lease commitments consisted of the following at June 30, 2018:

Years Ended December 31,	Amount (USD)
Remainder 2018	$82,659
2019	$160,034
2020	$72,281
2021	$25,191
2022	$-
Thereafter	$-
Total	$340,165

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2018

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

Letter of Intent

On June 21, 2017, the Company signed a Letter of Intent (LOI) to acquire the outstanding shares of CC Pharma GmbH, a leading re-importer of EU pharmaceuticals to Germany. Under the terms of the LOI, Cosmos Holdings holds the exclusive right to complete its due diligence process and complete the transaction by October 31, 2017. In connection with the non-binding LOI, the Company is required to pay a non-refundable fee of €400,000 ($454,800) to the shareholders of CC Pharma GmbH in connection with the costs of due diligence and the exclusive right to negotiate the terms of the definitive agreements. On July 6, 2017, the Company paid the €400,000 ($454,800) to CC Pharma GmbH and the Company has recorded an expense of €400,000 ($454,800) for the year ended December 31, 2017.The Company recorded an additional $100,000 in due diligence fees in the six months ended June 30, 2018. The Company did not enter into any definitive agreements by June 30, 2018 and is currently negotiating with CC Pharma for an extension. The Company makes no assurances that the parties will enter into any definitive agreements in the future.

Placement Agreement

On August 8, 2017, the Company entered into an agreement with a third-party placement agent (the “Agent”) who will serve as the Company’s exclusive placement agent or sole book running manager with respect to any offerings of equity or equity-linked securities as well as any debt offering with the two organizations named in the agreement (the “Offering”) for a period of 120 days. In the event that an Offering is agreed upon by the Agent and the Company, the Company shall provide payment as follows: (1) a cash commission of 6% of the total gross proceeds for two named investors (2) a cash commission of 4% of total gross proceeds from five named investors and (3) excluding the five named investors in “(2)” a cash commission equal to 8% of the total gross proceeds from the Offering and the issuance to the Agent or its designees of warrants covering 8% of the shares of common stock issued or issuable by the Company in the Offering. Additionally, the Agent will receive a cash fee of 8% payable within 5 business days, but only in the event of, the receipt by the Company of any cash proceeds from the exercise of any warrants with an expiration equal to or less than 24 months sold in the Offering. In connection with the Company’s November 16, 2017 Note offering, the Agent received a cash commission of $240,000, equal to eight (8%) percent of the total gross proceeds of the offering and the issuance of five-year warrants to purchase eight (8%) percent of the shares of Common Stock issued or issuable in the offering (excluding shares of Common Stock issuable upon exercise of any Warrants issued to investors, or 53,600 shares); however, will receive eight (8%) percent of any cash proceeds received from the exercise of any Warrants sold in the offering with an expiration equal to or less than twenty-four (24) months. The Warrants are exercisable six (6) months after the date of issuance, or as of May 16, 2018.

Advisory Agreement

On April 18, 2018, SkyPharm S.A. entered into a ten-year Advisory Agreement with Synthesis Management Limited (the “Advisor”). The Advisor was retained to assist SkyPharm to secure corporate finance capital. The Advisor shall be paid €104,000 per year during the ten-year term.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2018

Stock Purchase Agreement

On June 23, 2018, the Company entered into a Stock Purchase Agreement to purchase all of the capital stock of Cosmofarm Ltd., a pharmaceutical wholesaler based in Athens, Greece. The principal of the selling shareholder is Panagiotis Kozaris, who will remain with Cosmofarm as a director and chief operating officer once it becomes a wholly-owned subsidiary of the Company. Grigorios Siokas, the Company’s CEO, shall become the new CEO of Cosmofarm. Mr. Kozaris had no prior relationship to the Company other than as an independent shareholder.

The purchase price payable in cash is €700,000. Closing of the acquisition is subject to satisfactory completion of due diligence, delivery of audited and interim financial statements of Cosmofarm subject to being audited by PCAOB auditors, no material adverse change in the business or financial condition of Cosmofarm, all necessary consents and approvals to complete the acquisition have been obtained and other customary closing conditions. As of June 30 2017, Cosmofarm is undergoing an audit of the company’s financial statements for the last two years by a PCAOB audit firm, the SPA has not closed and Cosmos has not paid the €700,000.

NOTE 11 – STOCK OPTIONS AND WARRANTS

On January 1, 2017 the Company entered into a two-year agreement whereby the employee was granted compensation of €1,000 per month and an annual retainer of 25,000 stock options as compensation for being appointed the International Finance Manager of the Company. On January 1, 2018, 25,000 options were granted to the employee. These options have an exercise period of four years with an exercise price of $1.00. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options vest monthly, with a total of 12,500 options fully vested as of June 30, 2018. The options were valued at $242,002 using the Black Scholes Option Pricing Model with the following inputs: stock price on measurement date: $10.20; Exercise price: $1.00; Option term: 4 years; Computed volatility: 120.92%. The fair value of the options will be amortized over a year with $120,006 expensed during the six months ended June 30, 2018.

As of June 30, 2018, there were 74,000 options outstanding and 61,500 options exercisable with expiration dates commencing October 2020 and continuing through January 2022.

A summary of the Company’s option activity during the six months ended June 30, 2018 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2017	49,000	$1.49	3.19	$426,800
Granted	25,000	1.00	4.00	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, June 30, 2018	74,000	$1.32	2.97	376,340

Exercisable, June 30, 2018	61,500	$1.39	2.86	$308,715

As of June 30, 2018, there were 589,600 warrants outstanding and exercisable with expiration dates of May 2023.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2018

A summary of the Company’s warrant activity during the six months ended June 30, 2018 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2017	599,640	$7.65	5.29	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	(10,040)	-	-	-
Balance Outstanding, June 30, 2018	589,600	$7.27	4.88	$75,576

Exercisable, June 30, 2018	589,600	$7.27	4.88	$75,576

NOTE 12 – DISAGGREGATION OF REVENUE

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

The Company disaggregates revenue by country to depict the nature and economic characteristics affecting revenue. The following table presents our revenue disaggregated by country for the six months ended:

Country	June 30, 2018	June 30, 2017
Belgium	$1,130	$-
Bulgaria	-	3,035
Denmark	186,865	228,448
France	178,382	46,309
Germany	7,955,452	5,168,134
Greece	1,091,495	934,729
Hungary	756,919	122,383
Indonesia	6,607	-
Ireland	928,417	428,763
Italy	264,832	117,367
Jordan	33,133	-
Netherlands	2,648,166	1,457,962
Poland	566,797	254,813
Portugal	-	5,512
Sweden	-	9,652
UK	6,204,122	1,451,340
Total	$20,822,317	$10,228,447

NOTE 13 – SUBSEQUENT EVENTS

Share Exchange Agreement

On July 16, 2018, the Company completed a Share Exchange Agreement (the “New SEA”) by and among Marathon Global Inc. (“Marathon”), a corporation incorporated under the laws of the Province of Ontario, Canada; Kaneh Bosm Biotechnology Inc. (“KBB”), a corporation incorporated under the laws of the Province of British Colombia and a public reporting company on the Canadian Securities Exchange; and certain other sellers of Marathon capital stock. Pursuant to a prior Securities Exchange Agreement, as amended on May 24, 2018, the Company had transferred one-half of its interest in Marathon to KBB in exchange for five million shares of KBB. Pursuant to the terms of the new SEA, the Company transferred its remaining one-half interest (2.5 million shares) in Marathon to KBB. The Company received an additional five million shares of KBB. Completion of the New SEA by the Company was subject to satisfaction of various conditions precedent all of which have been satisfied. The ten million shares of KBB owned by the Company constitute approximately 7% of the 141,219,108 shares of capital stock of KBB issued and outstanding. The Company does not have the ability to exercise significant influence over KBB.

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

As of October 3, 2017, the Company, entered into a Research & Development agreement with Doc Pharma S.A., a pharmaceutical manufacturer company controlled by Grigorios Siokas and certified under Good Manufacturer Practices (GMP), which covers the development and contract manufacturing of Cosmos Holdings’ complete line of Nutraceutical Products. Doc Pharma S.A. is a GMP licensed contract manufacturer with production facilities in Athens, Greece. Under the agreement, Doc Pharma S.A. will provide its services to research, develop formulation, complete product registration, design product packaging, and provide market-ready products. Sales are expected to start in the second half of 2018.

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

On November 21, 2017, the Company effected a one-for-ten (1:10) reverse stock split whereby the Company decreased, by a ratio of one-for-ten (1:10) the number of issued and outstanding shares of Common Stock. Proportional adjustments for the reverse stock split were made to the Company’s outstanding stock options, and warrants including all share and per-share data, for all amounts and periods presented in the consolidated financial statements. All share and per share data in this report gave retroactive effect to the reverse stock split unless otherwise noted.

On November 18, 2016, the Board of Directors of Company appointed John J. Hoidas as a member of the Board of Directors of the Company. The Company has not entered into an agreement with Mr. Hoidas setting forth any compensation for the serves provided as a member of the Board.

The Company, for the six months ended June 30, 2018, has recorded total revenues of $20,822,317 and has incurred expenses of approximately $19,509,987, in connection with these operations. There can be no assurance that we will ever raise the required capital necessary to effectuate our business plan; and even if we do, there is no assurance that we will ever commence or successfully develop this line of business.

Results of Operations

Three Months Ended June 30, 2018 versus June 30, 2017

For the three months ended June 30, 2018, the Company had a net profit of $782,389 on revenue of $8,856,888, versus a net loss of $839,616 on revenue of $6,112,531 for the three months ended June 30, 2017.

Revenue

The Company had revenue for the three months ended June 30, 2018 of $8,856,888, versus revenue of $6,112,531 for the three months ended June 30, 2017. This increase is mainly because of the organic growth attributed to our subsidiary in Greece, SkyPharm, which continued even more aggressively during the three months ended June 30, 2018, as well as through the additional revenue source from our subsidiary in the UK, Decahedron.

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

Operating Expenses

Total operating expenses for the three months ended June 30, 2018 were $781,119, versus $1,276,738 during the three months ended June 30, 2017. The approximate 39% decrease in operating expenses in the three months ended June 30, 2018, against the corresponding period in 2017, is primarily attributed to the $165,777 in stock-based compensation expenses incurred over the three months ended June 30, 2018, being significantly less than the $404,599 incurred in stock-based compensation over the three months ended June 30, 2017. Consulting, auditing and accounting expenses consistently constitute a critical bulk of operating costs for the activities of the Company.

Other Income (Expense)

During the three months ended June 30, 2018, other income (expense) is primarily comprised of $272,419 interest expense related to notes payable, $490,771 of non-cash interest expense related to the amortization of debt discount and $1,826,160 gain on transfer of investment related to the Marathon/KBB transaction. During the three months ended June 30, 2017, other income (expense) is primarily comprised of $171,327 interest expense related to notes payable offset by a foreign currency gain of $130,001.

Unrealized Foreign Currency gains (losses)

Additionally, we had an unrealized foreign currency translation gain of $181,366 for the three months ended June 30, 2018 such that our net comprehensive gain for the period was $963,755 versus the unrealized foreign currency loss of $111,658 for the three months ended June 30, 2017 such that our net comprehensive loss for the period was $951,274.

Six Months Ended June 30, 2018 versus June 30, 2017

For the six months ended June 30, 2018, the Company had a net loss of $2,273,413 on revenue of $20,822,317, versus a net loss of $2,873,350 on revenue of $10,228,447 for the six months ended June 30, 2017.

Revenue

The Company had revenue for the six months ended June 30, 2018 of $20,822,317, versus revenue of $10,228,447 for the six months ended June 30, 2017. This increase is mainly because of the organic growth attributed to our subsidiary in Greece, SkyPharm, which continued to grow its client base during the six months ended June 30, 2018, as well as through the additional revenue source from our subsidiary in the UK, Decahedron.

Our future revenue growth will continue to be affected by various factors such as industry growth trends, including drug utilization, the introduction of new innovative brand therapies, the likely increase in the number of ge4eric drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers and the rate of conversion from brand products to those generic drugs, price increases and price deflation, general economic conditions in the member states of European Union, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third party reimbursement rates to our customers, and changes in government rules and regulations.

Operating Expenses

Total operating expenses for the six months ended June 30, 2018 were $1,540,663, versus $3,625,258 during the six months ended June 30, 2017. The approximate 57% decrease in operating expenses in the six months ended June 30, 2018, against the corresponding period in 2017, is primarily attributed to an impairment of 100% of the goodwill acquired through the acquisition of Decahedron, or $1,949,884, which was fully impaired during the six months ended June 30, 2017. Consulting, auditing and accounting expenses consistently constitute a critical bulk of operating costs for the activities of the Company.

Other Income (Expense)

During the six months ended June 30, 2018, other income (expense) is primarily comprised of $558,997 interest expense related to notes payable, $1,774,783 of non-cash interest expense related to the amortization of debt discount, $1,464,698 loss on extinguishment of debt related to the Exchange Agreement and a gain on transfer of investment of $1,826,160 related to the Marathon/KBB transaction. During the six months ended June 30, 2017, other income (expense) is primarily comprised of $281,455 interest expense related to notes payable offset by a foreign currency gain of $202,971.

Unrealized Foreign Currency losses

Additionally, we had an unrealized foreign currency gain of $46,312 for the six months ended June 30, 2018 such that our net comprehensive loss for the period was $2,227,101 versus the unrealized foreign currency loss of $126,677 for the six months ended June 30, 2017 such that our net comprehensive loss for the period was $3,000,027.

Liquidity and Capital Resources

At June 30, 2018, the Company had a working capital deficit of $2,497,796 and $4,192,984 as of December 31, 2017, respectively. This decrease in the working capital deficit is primarily attributed to the Company’s investment in KBB as of June 30, 2018.

At June 30, 2018, the Company had cash of $1,153,902 versus $782,853 as of December 31, 2017. For the six months ended June 30, 2018, net cash used in operating activities was $1,322,570 versus $3,334,688 net cash used in operating activities for the six months ended June 30, 2017. The variation in the use of cash is mainly attributed to an increase in gross and net profitability and a decrease in inventory, in the six months ended June 30, 2018. The Company has devoted substantially all of its cash resources to apply its investment program to expand through organic business growth and, where appropriate, the execution on selective company and license acquisitions, and incurred significant general and administrative expenses to enable it to finance and grow its business and operations.

During the six months ended June 30, 2018, there was $21,761 net cash used in investing activities versus $36,609 provided by investing activities during the six months ended June 30, 2017. This decrease in net cash from investing activities is attributed mainly to the cash received from the acquisition of Decahedron that took place within the six months ended June 30, 2017.

During the six months ended June 30, 2018, there was $1,859,924 of net cash provided by financing activities versus $3,514,492 provided by financing activities during the six months ended June 30, 2017. This variation was primarily because of the repayment of $1,168,100 in principal to a note-holder of our subsidiary in Greece, SkyPharm.

We anticipate using cash in our bank account as of June 30, 2018, cash generated from the operations of the Company and its operating subsidiary and from debt or equity financing, or from a loan from management, to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we may lose the qualification for quotation and our securities would no longer trade on the over the counter markets. Further, as a consequence we would fail to satisfy our reporting obligations with the Securities and Exchange Commission (“SEC”), and investors would then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

We are also committed to pursuing various forms of business development; this can include trading, alliances, licenses, joint ventures, dispositions and acquisitions. Moreover, we hope to continue to build on our portfolio of pharmaceutical products and expand our product pipeline to generic and nutraceutical products. Thus, we plan to formulate a sound sales distribution network specializing in generic as well as in cosmetic and food supplement products.

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

The Company, in the following twelve months, intends to start its business operations within the nutraceuticals market, as well as substantially grow its business operations within the general pharmaceutical products market. These industries are highly competitive and may significantly affect the Company’s sales of these products, including, but not limited to, price and cost-effectiveness, marketing effectiveness, product labeling, quality control and quality assurance.

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

As to potential acquisitions we are targeting companies that are operating primarily in the pharmaceutical sector and within the European Union boarders. SEC filing requirements are such that we will have to file audited financial statements of all our operations, including any acquired business. So, we plan that our first step in any potential acquisition process we undertake is to ascertain whether we can obtain audited financials of a company if we were to acquire them. We anticipate that we will spend approximately $500,000 to locate, conduct due diligence, and evaluate possible acquisitions. As noted above, as of the date of this report, we do not have any binding agreements, commitments, or understandings with any potential acquisition candidates.

The pharmaceutical sector offers a large growth potential within the European pharmaceutical market, if service, price and quality are strictly directed towards the customer requirements. We will continue to encounter the competition in the market by product, service, reliability and a high level of quality. On the procurement side we can access a wide range of supply possibilities. To minimize business risks, we diversify our sources of supply all over Europe. We secure our high-quality demands through careful supplier qualification and selection as well as active suppliers’ system management.

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

Off Balance Sheet Arrangements

As of June 30, 2018, there were no off balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” under the Management’s Discussion and Analysis section. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Cosmos Holdings Inc.

Date: August 14, 2018	By:	/s/ Grigorios Siokas
Grigorios Siokas
Chief Executive Officer (Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer )

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

Exhibit 101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

___________

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

