Form 10-Q
period 2018-09-30
Cosmos Holdings Inc.
filed 2018-11-13
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 13, 2018, there were 13,495,394 shares issued and 13,321,705 shares outstanding of the registrant’s common stock.

COSMOS HOLDINGS INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

COSMOS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,232,610	$782,853
Accounts receivable	1,617,811	1,255,596
Accounts receivable - related party	797,533	171,392
Inventory	2,426,277	3,093,521
Equity investment	6,275,070	-
Prepaid expenses and other current assets	2,751,160	1,482,192
Prepaid expenses and other current assets - related party	4,122,773	2,724,972

TOTAL CURRENT ASSETS	19,223,234	9,510,526

Other assets	121,809	1,008,579
Property and equipment, net	125,283	114,567
Intangible assets, net	36,005	41,994

TOTAL ASSETS	$19,506,331	$10,675,666

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,031,134	$1,778,333
Accounts payable and accrued expenses - related party	654,925	387,847
Convertible notes payable, net of unamortized discount of $3,124,291 and $2,989,110, respectively	284,075	121,604
Notes payable, net of unamortized discount of $0 and $126,763, respectively	10,684,460	9,951,745
Notes payable - related party	76,124	97,979
Loans payable - related party	945,537	7,213
Taxes payable	-	1,358,789

TOTAL CURRENT LIABILITIES	14,676,255	13,703,510

Share settled debt obligation	1,554,590	-

TOTAL LIABILITIES	16,230,845	13,703,510

Commitments and Contingencies (see Note 9)	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 13,495,394 and 12,825,393 shares issued and 13,321,704 and 12,666,704 outstanding as of September 30, 2018 and December 31, 2017, respectively	13,495	12,825
Additional paid-in capital	9,739,986	5,652,429
Accumulated other comprehensive loss	(34,449)	(1,385,229)
Accumulated deficit	(6,278,052)	(7,211,987)
Treasury Stock, 173,690 and 158,689 shares as of September 30, 2018 and December 31, 2017, respectively	(165,494)	(95,882)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	3,275,486	(3,027,844)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$19,506,331	$10,675,666

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COSMOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

REVENUE
Revenue	$8,508,367	$9,546,951	$29,330,684	$19,775,398

COST OF REVENUE	7,714,648	8,772,138	27,224,635	18,156,795

GROSS PROFIT	793,719	774,813	2,106,049	1,618,603

OPERATING EXPENSES
General and administrative expenses	743,357	752,198	2,267,885	2,416,540
Depreciation and amortization expense	8,869	6,167	25,004	17,199
Impairment of goodwill	-	-	-	1,949,884
TOTAL OPERATING EXPENSES	752,226	758,365	2,292,889	4,383,623

PROFIT (LOSS) FROM OPERATIONS	41,493	16,448	(186,840)	(2,765,020)

OTHER INCOME (EXPENSE)
Interest expense - related party	(66)	(66)	(198)	(198)
Interest expense	(156,362)	(291,224)	(715,359)	(572,679)
Non-cash interest expense	(1,217,805)	-	(2,992,588)	-
Other expense	(535)	(13,295)	(7,673)	(26,529)
Forgiveness of debt	(646)	-	48,234	-
Gain on exchange of equity investments, and gain on change in fair value	4,448,910	-	6,275,070	-
Gain on sale of Amplerissimo	146,647	-	146,647	-
Loss on extinguishment of debt	-	-	(1,464,698)	-
Foreign currency transaction gain (loss)	(54,015)	89,966	(168,359)	292,937
TOTAL OTHER INCOME (EXPENSE)	3,166,128	(214,619)	1,121,076	(306,469)

PROFIT (LOSS) BEFORE INCOME TAXES	3,207,621	(198,171)	934,236	(3,071,489)

INCOME TAX EXPENSE	(273)	-	(301)	(2,690)

NET PROFIT (LOSS)	3,207,348	(198,171)	933,935	(3,074,179)

OTHER COMPREHENSIVE GAIN (LOSS)
Foreign currency translation gain (loss)	1,304,468	(51,474)	1,350,780	(178,151)

TOTAL COMPREHENSIVE GAIN (LOSS)	$4,511,816	$(249,645)	$2,284,715	$(3,252,330)

BASIC NET INCOME (LOSS) PER SHARE	$0.24	$(0.02)	$0.07	$(0.24)
DILUTED NET INCOME (LOSS) PER SHARE	$0.24	$(0.02)	$0.07	$(0.24)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	13,495,394	12,823,622	13,218,068	12,764,720
Diluted	13,562,790	12,823,622	13,326,002	12,764,720

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COSMOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$933,935	$(3,074,179)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and amortization expense	25,004	17,199
Amortization of debt discounts	2,834,620	87,677
Gain on sale of subsidiary	(146,647)	-
Loss on extinguishment of debt	1,464,698	-
Gain on forgiveness of debt	(48,234)	-
Stock-based compensation	181,004	265,529
Issuance of common stock for services	-	401,800
Fair value of warrants issued for services	157,969	-
Gain on exchange of equity investments, and gain on change in fair value	(6,275,070)	-
Loss on goodwill impairment	-	1,949,884
Changes in Assets and Liabilities:
Accounts receivable	(375,636)	(2,137,831)
Accounts receivable - related party	(626,141)	-
Inventory	667,244	(1,627,085)
Prepaid expenses	(813,157)	(2,242,785)
Prepaid expenses - related party	(1,397,801)	(465,927)
Other assets	886,770	(166,896)
Accounts payable and accrued expenses	260,893	1,056,165
Accounts payable and accrued expenses - related party	243,834	(12,778)
Taxes payable	64,885	209,667
NET CASH USED IN OPERATING ACTIVITIES	$(1,961,830)	$(5,739,560)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$(30,755)	$(13,925)
Refundable deposit for pending acquisition	(450,000)	-
Cash received from acquisition	-	40,858
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(480,755)	$26,933

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of convertible note payable	$(2,115,286)	$-
Payment of related party note payable	(18,595)	(63,200)
Payment of note payable	(1,266,798)	(461,888)
Proceeds from note payable	2,150,070	6,891,203
Payment of related party loan	(581,388)	(232,051)
Proceeds from related party loan	1,529,472	625,641
Payment of loans payable	-	(20,082)
Proceeds from issuance of share settled debt obligation	1,554,590	-
Sale of common stock and warrants	-	91,780
Purchase of treasury stock	(46,488)	-
Deferred financing fees		(213,626)
NET CASH PROVIDED BY FINANCING ACTIVITIES	$3,050,577	$6,617,777

Effect of exchange rate changes on cash	$(158,235)	$(269,568)

NET INCREASE IN CASH	449,757	635,582

CASH AT BEGINNING OF PERIOD	782,853	716,590
CASH AT END OF PERIOD	$1,232,610	$1,352,172

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$299,946	$127,157
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Acquisition of Decahedron	$-	$1,479,000
Reversal of proceeds due from noteholder due to repayment of note	$-	$11,813
Proceeds due from sale of subsidiary	$5,811	$-
Pre-delivery shares issued for future conversion of convertible notes payable	$670	$-
Related party accrual for repurchase of shares of common stock	$23,244	$-
Discounts related to warrants issued with convertible debentures	$910,078	$-
Discounts related to beneficial conversion features of convertible debentures	$934,922	$-
Conversion of convertible notes payable to common stock	$164,965	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2018

NOTE 1 – BASIS OF PRESENTATION

The terms “COSM,” “we,” “the Company,” and “us” as used in this report refer to Cosmos Holdings Inc. The accompanying unaudited consolidated balance sheet as of September 30, 2018 and unaudited consolidated statements of operations for the three and nine months ended September 30, 2018 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of COSM, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2017 and 2016, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“Form 10-K”). The accompanying consolidated balance sheet as of December 31, 2017 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet. Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

Overview

Cosmos Holdings, Inc. (“us,” “we,” or the “Company”) is an international pharmaceutical wholesaler. The Company imports, exports and distributes pharmaceutical products of brand-name and generic pharmaceuticals, over-the-counter (OTC) medicines, a variety of vitamins, and dietary supplements. Currently the Company distributes products mainly in the EU countries via its two wholly owned subsidiaries Skypharm SA and Decahedron Ltd. SkyPharm operates from its facilities in Greece and Decahedron from its facilities in the UK. Most of our business derives from purchasing and reselling branded pharmaceutical products. Within the EU, large pharmaceutical manufacturers have variable pricing strategies. The varying prices allows us to source products produced by multi-national pharmaceutical companies in different countries throughout Europe and export them into countries that pay more for those products. The European pharmaceutical import/export market helps reduce prescription drugs costs.

We are currently focusing our existing operations on expanding the business of SkyPharm and Decahedron. The Company’s focus is on branded pharmaceuticals, over-the-counter (OTC) medicines, and generic pharmaceuticals. However, the Company has also began to expand into the food supplements industry and has already created its own line of vitamins and food supplement products. The Company plans to also expand its operations in to the cosmetic/beauty industry. Through the sale of pharmaceutical products, the Company has created a wide network of pharmaceutical wholesalers and pharmacies that we believe we can utilize to promote and sell our vitamins, food supplements and cosmetic/beauty products. There is growing demand for various food supplements and other cosmetic and beauty products and we plan to serve this demand by offering quality products to our existing network of wholesalers and pharmacies. Pharmacies are still the key channels for distribution and sales of food supplements in the European market.

In addition, we plan to expand into the full-line wholesale distribution business through acquisitions. Full-line pharmaceutical wholesalers provide the local markets with branded pharmaceuticals, generic pharmaceuticals, over-the-counter (OTC) medicines, vitamins, and food supplements. By expanding our pharmaceutical distribution business, we will have the ability to source branded and generic products directly from manufacturers and sell vitamins, food supplements, and cosmetic products directly to pharmacies that the full-line wholesaler currently sells to. We expect this expansion to increase our sales and profit margins as we vertically integrate into the supply chain.

Concerning our vitamins and food supplement division, we have expanded our business in developing our own brand of vitamins and food supplements. The brand name of our product line is Sky Life Premium. We will bring these products to market though the network of wholesalers and pharmacies that we currently work with. Our current business has provided us with access to wholesalers both from the sourcing and the sales division of our wholesale business. We intend to sell our products to vendors that supply us with pharmaceutical products as well as to our clients that we currently sell pharmaceutical products to.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2018

We are also closely monitoring the legal framework for prescription and non-prescription derivates of cannabis products as it develops in Europe. As the legal framework and processes are developed and implemented in each respective EU country, we will utilize our existing network to distribute both prescription and non-prescription derivates of cannabis products to our current customer base. We currently intend to only distribute prescription and non-prescription derivates of cannabis products to approved EU countries and not in the US.

We regularly evaluate acquisition targets that would allow us to expand our distribution reach and/or vertically integrate into the supply chain of the products that we currently distribute. We believe that the demand for reasonably-priced medicines, delivered on time and in the highest quality is set to increase in the years to come, as the population’s life expectancy increases. With our product portfolio of patented and non-patented medicines, we contribute to the optimization of efficient medicinal care, and thereby lowering cost for health insurance funds, companies, and patients. We also believe that the demand for non-prescription wellness products such as food and dietary supplements will continue to increase as individuals are increasingly supplementing their nutritional intake.

We believe the EU pharmaceutical import/export market will continue to grow. We continue to encounter competition in the market as we grow. The competition comes in the form of level of service, reliability, and product quality. On the procurement side we continue to expand our vendor base. In order to minimize business risks we diversify our sources of supply. We maintain our high-quality standards by carefully selecting and qualifying our suppliers as well as actively ensuring that our suppliers meet our standard of quality control on an ongoing basis.

As of July 22, 2015, the Hellenic Ministry of Health and more specifically the National Organization for Medicines granted to SkyPharm a license for the wholesale of pharmaceutical products for human use. The license is valid for a period of five years and pursuant to the EU directive of (2013/C343/02). SkyPharm is subject to the Guidelines of the Good Distribution Practices of the European Union (the “Good Distribution Practices”) for the sale and distribution of medical products for human use. SkyPharm believes it has properly incorporated all the methodologies, procedures, processes and resources in order to be in accordance with the guidelines of the Good Distribution Practices. Our warehouse has been equipped with the proper equipment, specifically with the proper shelves, working tables, medicines, cold fridge and barcode machines to comply with all requirements. In addition, our headquarters have also been equipped with the proper office equipment, specifically with the bureau tables, chairs and the terminals for each one working station, as well as central hardware systems (Servers) and software programs (ERP & CRM platforms) that are essential for the efficient running of the business are already installed and in place. The Company commenced sales of pharmaceutical products in the beginning of November 2015.

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

Corporate History and Structure

Cosmos Holdings, Inc. was incorporated in the State of Nevada under the name Prime Estates and Developments, Inc. on July 21, 2009. On November 14, 2013, we changed our name to Cosmos Holdings Inc.

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

September 30, 2018

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

On September 29, 2018, Amplerissimo transferred its remaining 22% investment in SkyPharm to the Company. The Company now holds 100% of the capital of SkyPharm and SkyPharm remains a 100% wholly owned subsidiary of the Company. On September 30, 2018, the Company entered into a Share Purchase Agreement “SPA” with an unaffiliated third party. The Company sold 100% of the issued capital of its subsidiary, Amplerissimo.

Our principal office is located at 141 W. Jackson Blvd, Suite 4236, Chicago, Illinois 60604; Telephone: 312-536-3102. The Company’s website can be found at the following URL: www.cosmosholdingsinc.com.

Going Concern

The Company’s consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company used net cash in operations of $1,961,830 for the nine months ended September 30, 2018 and has an accumulated deficit of $6,278,052 as of September 30, 2018. These conditions raise substantial doubt of the Company’s ability to continue as a going concern. The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2018

Principles of Consolidation

Our consolidated accounts include our accounts and the accounts of our wholly-owned subsidiaries, SkyPharm S.A. and Decahedron Ltd. All significant intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2018 and December 31, 2017, there were no cash equivalents.

The Company maintains bank accounts in the United States denominated in U.S. Dollars and in Greece and in Bulgaria all of them denominated in Euros. The Company also maintains bank accounts in the United Kingdom of Great Britain, dominated in Euros and Great Britain Pound (British Pounds Sterling).

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

Inventory

Inventory is stated at the lower of cost or net realizable value using the weighted average method. Inventory consists primarily of finished goods and packaging materials, i.e. packaged pharmaceutical products and the wrappers and containers they are sold in. A periodic inventory system is maintained by 100% count. Inventory is replaced periodically to maintain the optimum stock on hand available for immediate shipment.

The Company writes-down inventories to net realizable value based on physical condition, expiration date, current market conditions, as well as forecasted demand. The Company’s inventories are not highly susceptible to obsolescence. Many of the Company’s inventory items are eligible for return to our suppliers when pre-agreed product requirements, including, but not limited to, physical condition and expiration date, are not met.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2018

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided on a straight-line basis over the useful lives (except for leasehold improvements which are depreciated over the lesser of the lease term or the useful life) of the assets as follows:

Estimated Useful Life
Furniture and fixtures	5-7 years
Office and computer equipment	3-5 years

Depreciation expense was $18,565 and $10,831 for the nine months ended September 30, 2018 and 2017, respectively.

Intangible Assets

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 5 years for an import/export license. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. At September 30, 2018, no revision to the remaining amortization period of the intangible assets was made.

Amortization expense was $6,439 and $6,368 for the nine months ended September 30, 2018 and 2017, respectively.

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

September 30, 2018

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2018.

Cash is considered to be highly liquid and easily tradable as of September 30, 2018 and therefore classified as Level 1 within the fair value hierarchy. The investment in ICC International Cannabis Corp. (formerly known as Kaneh Bosm BioTechnology Inc.) is also classified as Level 1within the fair value hierarchy.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2018

Revenue Recognition

The Company adopted Topic 606 Revenue from Contracts with Customers on January 1, 2018. As a result, it has changed its accounting policy for revenue recognition as detailed below.

Revenue is measured based on consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product to a customer. These criteria are assumed to have been met upon delivery of the products requested by the customer to the customer’s carrier. Hence, adoption of the ASC 606, has not changed the timing and nature of the Company’s revenue recognition.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2018

The Company is liable for income taxes in Greece and the United Kingdom of England. The corporate income tax rate is 29% in Greece (tax losses are carried forward for five years effective January 1, 2013) and 20% in United Kingdom of England. Losses may also be subject to limitation under certain rules regarding change of ownership.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At September 30, 2018 the Company has maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

We recognize the impact of an uncertain tax position in our financial statements if, in management’s judgment, the position is not more-likely-then-not sustainable upon audit based on the position’s technical merits. This involves the identification of potential uncertain tax positions, the evaluation of applicable tax laws and an assessment of whether a liability for an uncertain tax position is necessary. As of September 30, 2018 the Company has no uncertain tax positions recorded in any jurisdiction where it is subject to income tax.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average number of common shares outstanding Basic	13,495,394	12,823,622	13,218,068	12,764,720
Potentially dilutive common stock equivalents	67,396	-	107,934	-
Weighted average number of common and equivalent shares outstanding - Diluted	13,562,790	12,823,622	13,326,002	12,764,720

Common stock equivalents are included in the diluted income per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented.

Recent Accounting Pronouncements

Effective January 1, 2018, the Company adopted ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities“ and ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 contained a number of changes which are applicable to the Company including the following: (1) requires equity investments to be measured at fair value with changes in fair value recognized in net income; and (2) allows equity investments without readily determinable fair values to be measured at cost less impairment, if any, plus or minus changes in observable prices (referred to as the “measurement alternative”); ASU 2018-03 also clarified certain aspects of the guidance issued in ASU 2016-01, including requiring a prospective transition approach for equity investments without readily determinable fair value in which the measurement alternative is applied. ASU 2016-01 does not apply to investments accounted for using the equity method, investments in consolidated subsidiaries, FHLB stock, and investments in low income housing tax credit projects. The ASU also eliminated the requirement to classify equity investments into different categories such as “Available-for-sale.”

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2018

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2018

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

_____________

(a) U.K Pharmaceutical Wholesale Distribution License

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2018

Unaudited Supplemental Pro Forma Data

The unaudited pro forma statements of operations data for the nine months ended September 30, 2018 and 2017, below, give effect to the Decahedron Acquisition, described above, as if it had occurred at January 1, 2017. These amounts have been calculated after applying our accounting policies and adjusting the results of Decahedron intangible amortization that would have been charged assuming the fair value adjustments had been applied and incurred since January 1, 2017. This pro forma data is presented for informational purposes only and does not purport to be indicative of our future results of operations.

Revenue of $2,622,547 and net loss of $255,672 since the acquisition date are included in the consolidated statements of operations and other comprehensive income (loss) for the nine months ended September 30, 2017.

Unaudited pro forma results of operations for the nine months ended September 30, 2018 and 2017 as though the Company acquired Decahedron on the first day of each fiscal year are set forth below.

	Nine months Ended September 30,
	2018	2017
Revenues	$29,330,684	$19,968,845
Cost of revenues	27,224,635	18,356,228
Gross profit	2,106,049	1,612,617

Operating expenses	2,292,889	4,411,620
Operating loss	(186,840)	(2,799,003)

Other income (expense)	1,121,076	(344,111)

Income tax (expense)	(301)	(2,690)

Net income (loss)	$933,935	$(3,145,804)

Other comprehensive gain (loss)	1,350,780	(178,151)
Comprehensive net income (loss)	$2,284,715	$(3,323,955)

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

NOTE 4 – INVESTMENTS

Distribution and Equity Agreement

On March 19, 2018, the Company entered into a Distribution and Equity Acquisition Agreement (the “Distribution and Equity Acquisition Agreement”) with Marathon Global Inc. (“Marathon”), a company incorporated in the Province of Ontario, Canada. Marathon was formed to be a global supplier of Cannabis, cannabidiol (CBD) and/or any Cannabis Extract products, extracts, ancillaries and derivatives (collectively, the “Products”). The Company was appointed the exclusive distributor of the Products initially throughout Europe and on a non-exclusive basis wherever else lawfully permitted. The Company has no present intention to distribute any Products under this Agreement in the United States or otherwise participate in cannabis operations in the United States. The Company intends to await further clarification from the U.S. Government on cannabis regulation prior to determining whether to enter the domestic market.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2018

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

Share Exchange Agreements

On May 17, 2018, the Company entered into a Share Exchange Agreement (the “SEA”) with Marathon, ICC International Cannabis Corp (“ICC”) formerly known as Kaneh Bosm Biotechnology Inc. (“KBB”) and certain other sellers of Marathon capital stock. Under the SEA, the Company agreed to transfer 2.5 million shares in Marathon to ICC (f/k/a KBB), a corporation incorporated under the laws of the Province of British Columbia and a public reporting issuer on the Canadian Securities Exchange, in exchange for 5 million shares of ICC (f/k/a KBB). The Company accounted for the exchange at fair value and recognized a gain on exchange of its investment in Marathon of $1,953,000 included in “Gains on exchange of equity investments” in the consolidated statements of operations.

On July 16, 2018, the Company completed a Share Exchange Agreement (the “New SEA”) with Marathon, ICC (f/k/a KBB), and certain other sellers of Marathon capital stock whereby the Company transferred its remaining one-half interest (2.5 million shares) in Marathon to KBB for an additional 5 million shares of ICC (f/k/a KBB). The Company accounted for the exchange at fair value and recognized a gain on exchange of its investment in Marathon of $2,092,200 included in Gains on exchange of equity investments in the consolidated statements of operations. The ten million shares of ICC (f/k/a KBB) owned by the Company constitute approximately 7% of the 141,219,108 shares of capital stock of KBB then issued and outstanding. The Company does not have the ability to exercise significant influence over ICC (f/k/a KBB).

The Company determined the fair value of both exchanges based on an actively quoted stock price of ICC (f/k/a KBB) received in exchange for the Marathon shares. The Company continues to fair value its investment in ICC (f/k/a KBB) with changes recognized in earnings each period and recorded an unrealized gain on exchange of investment during the nine months ended September 30, 2018 of $2,229,870 such that the net gain at the end of the period is $6,275,070.

Since no value was attributed to the 33 1/3% equity ownership interest in Marathon received as consideration for the distribution services, the Company would receive variable consideration in future for its services under the Distribution and Equity Acquisition Agreement, if certain milestones are achieved. Refer to Note 9 for the accounting associated with the cash of CAD $2 million received upfront. Variable consideration to be received in the future upon achieving the gross sales milestones described above, is constrained as the Company estimates that it is probable that a significant reversal of revenue could occur. In assessing the constraint, the Company considered its limited experience with the Products, new geographic markets and similar transactions, which affect the Company’s ability to estimate the likelihood of a probable revenue reversal. Therefore, no revenue has been recognized for the period ended September 30, 2018. The Company will continue to reassess variable consideration at each reporting period and update the transaction price when it becomes probable that a significant revenue reversal would not occur.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2018

NOTE 5 – INCOME TAXES

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the three and nine months ended September 30, 2018 and September 30, 2017.

The Company's Greece subsidiaries are governed by the income tax laws of Greece. The corporate tax rate in Greece is 29% on income reported in the statutory financial statements after appropriate tax adjustments.

The Company's United Kingdom subsidiaries are governed by the income tax laws of United Kingdom. The corporate tax rate in United Kingdom is 19% on income reported in the statutory financial statements after appropriate tax adjustments.

On December 22, 2017, the President of the United States signed into law Public Law No. 115-97, commonly referred to as the Tax Reform Act, following its passage by the United States Congress. The Tax Act made significant changes to U.S. federal income tax laws, including reduction of the corporate tax rate from 34.0% to 21.0%, limitation of the deduction for net operating losses to 80.0% of current year taxable income and elimination of net operating loss carrybacks, one-time taxation of offshore earning at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions.

On December 22, 2017, Staff Accounting Bulletin No. 118, or SAB 118, was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. Additional work is necessary for a more detailed analysis of the deferred tax assets and liabilities and our historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense within the measurement period.

At September 30, 2018, the Company’s effective tax rate differs from the US federal statutory tax rate primarily due to a valuation allowance recorded against net deferred tax assets in all jurisdictions in which the Company operates. At September 30, 2017, the Company’s effective tax rate differed from the US federal statutory tax rate primarily due to earnings taxed at the lower income tax rate in the United Kingdom.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At September 30, 2018, the Company has a maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

As of September 30, 2018, the Company has no uncertain tax positions recorded in any jurisdiction where it is subject to income tax. The Company has recorded $44,120 of interest and penalties as interest expense for the nine months ended September 30, 2018 in accordance with this policy.

NOTE 6 – CAPITAL STRUCTURE

Sale of Amplerissimo

On September 29, 2018, Amplerissimo transferred its remaining 22% investment in SkyPharm to the Company for a purchase price of €2,200 ($2,528). The Company now holds 100% of the capital of SkyPharm.

During the third quarter of fiscal 2018, management approved a plan to sell its Amplerissimo and its information technology business. Amplerissimo generated revenue of €5,747,947 ($7,639,022) in fiscal 2014 through agreements with two clients. These agreements have ten-year terms, with one having commenced on January 13, 2013, and another having commenced on May 14, 2013. As a result of the strong growth of our pharmaceutical business, Amplerissimo’s business has not been a priority for Cosmos and the Company has not pursued the continuation of further significant business activities in Amplerissimo after fiscal 2015. On September 30, 2018, the Company entered into a Share Purchase Agreement “SPA” with an unaffiliated third party. The Company sold 100% of the issued capital of its subsidiary, Amplerissimo, for a purchase price of €5,000 ($5,811), which was paid on October 12, 2018. The Company has recorded a gain on the sale of Amplerissimo of $146,647. A summary of the assets and liabilities that were disposed of in the sale of Amplerissimo is provided below:

September 30, 2018
Cash and cash equivalents	$683
Accounts receivable	13,421
Accounts payable and accrued expenses	(8,775)
Loans payable - related party	(9,501)
Taxes payable	(1,423,674)
Accumulated other comprehensive loss	1,287,010
Total liabilities extinguished	(140,836)
Proceeds due from sale of subsidiary	(5,811)
Gain on sale of Amplerissimo	$(146,647)

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2018

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

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock, which have liquidation preference over the common stock and are non-voting. As of September 30, 2018, and December 31, 2017, no preferred shares have been issued.

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

Purchase of Treasury Shares

On December 19, 2017, the Company entered into a stock purchase agreement with an officer and director of the Company, whereby for consideration of €80,000 ($94,495) the Company will repurchase 20,000 shares of its common stock. As per the agreement, the sale and transfer of the shares occurred on December 19, 2017, the date of signing, however the Company is entitled to pay the full consideration in tranches until July 2018. As of December 31, 2017, the Company paid consideration of €28,000 ($33,073) and had an amount due to related party of €52,000 ($61,422). The shares were returned to the Company in February 2018. During the nine months ended September 30, 2018, the Company repaid the remaining balance of €52,000 ($63,446).

On June 18, 2018, the Company entered into a stock purchase agreement with an officer and director of the Company, whereby for consideration of €60,000 ($69,912) the Company repurchased 15,000 shares of its common stock. As per the agreement, the sale and transfer of the shares occurred on June 18, 2018, the date of signing, however the Company is entitled to pay the full consideration in tranches until November 2018. During the nine months ended September 30, 2017, the Company paid consideration of €40,000 ($46,488) and a remaining balance payable remains in the amount of €20,000 ($23,244).

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2018

Shares Issued for Services

On March 1, 2017, the Company entered into a four-month consulting agreement with a third-party investment advisory firm for consideration of 500 restricted shares of common stock to be issued during the period of the agreement for any introductions and related contributions the Company receives as a result of those introductions. As of September 30, 2018, no consideration has been earned and no shares have been issued related to this agreement.

On May 25, 2017, the Company entered into a 20-month consulting agreement with a third party advisory firm for consideration of 20,000 shares of the Company’s common stock. The stock was issued on May 25, 2017 and fair valued at $7.70 per share or $154,000, which will be amortized over the length of the agreement. During the year ending December 31, 2017, the Company recorded $56,138 in consulting expense related to this agreement. During the nine months ended September 30, 2018 an additional $69,034 in consulting expense was recorded.

Potentially Dilutive Securities

On January 1, 2018, the Company granted 25,000 options to an employee of the Company as compensation for being appointed the International Finance Manager of the Company. The options have an exercise period of four years with an exercise price of $1.00 per share. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options vest monthly with 18,750 options fully vested as of September 30, 2018 (See Note 11).

As of September 30, 2018, and December 31, 2017, the Company had 13,495,394 and 12,825,393 shares of Common Stock issued, respectively, and 13,321,704 and 12,666,704 shares of Common Stock, respectively, outstanding.

No options, warrants or other potentially dilutive securities other than those disclosed above have been issued as of September 30, 2018.

NOTE 7 – RELATED PARTY TRANSACTIONS

On the date of our inception, we issued 20 million shares of our common stock to our three officers and directors which were recorded at no value (offsetting increases and decreases in Common Stock and Additional Paid in Capital).

DOC Pharma S.A.

As of September 30, 2018, the Company has a receivable balance of €14,717 ($17,104) and a prepaid balance, related to purchases of inventory, of €1,384,452 ($1,609,011) as of September 30, 2018 to DOC Pharma S.A. During the nine months ended September 30, 2018, the Company has purchased a total of €3,921,192 ($4,683,864) of products from DOC Pharma. During the nine months ended September 30, 2017, the Company has purchased a total of €3,280,641 ($3,669,989) of products from DOC Pharma.

On November 1, 2015, the Company entered into a €12,000 ($12,662) Loan Agreement with DOC Pharma S.A., pursuant to which DOC Pharma S.A., paid existing bills of the Company in the amount of €12,000 ($12,662), excluding the Vendor Bills. The loan bears an interest rate of 2% per annum and was due and payable in full on October 31, 2016. As of September 30, 2018, the Company has an outstanding principal balance under this note of €12,000 ($13,946) and accrued interest expense of $770.

Medihelm S.A

As of September 30, 2018, Decahedron has an outstanding payable balance due to Medihelm S.A. of £484,101 ($630,542). Medihelm’s managing director is the mother of Nikolaos Lazarou, the director of Decahedron. Additionally, SkyPharm has a receivable balance of €671,510 ($780,429) and a prepaid balance, related to purchases of inventory, of €2,162,934 ($2,513,762) as of September 30, 2018. During the nine months ended September 30, 2018, SkyPharm purchased €7,627,947 ($9,111,583) and Decahedron purchased £567,623 ($766,915) of products from Medihelm. SkyPharm generated revenue from Medihelm of €914,914 ($1,092,865). During the nine months ended September 30, 2017, SkyPharm purchased €5,681,841 ($6,332,980) and Decahedron purchased £342,689 ($439,499) of products from Medihelm. SkyPharm generated revenue from Medihelm of €907,341 ($1,011,323).

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2018

Grigorios Siokas

On October 1, 2016, the Company borrowed €5,000 ($5,276) from Mr. Siokas, CEO, related to its subsidiary’s purchase of additional capital of SkyPharm. The loan is non-interest bearing and has a maturity date of October 1, 2017. During the year ending December 31, 2017, the Company borrowed an additional €1,000 ($1,202). As of September 30, 2018, the debt was transferred to the third party purchaser of Amplerissimo pursuant to the agreement.

During the nine months ended September 30, 2018, the Company borrowed €972,700 ($1,130,472) as loans payable from Mr. Siokas and repaid €249,000 ($289,388) of those loans. These loans are non-interest bearing and have no maturity dates. As of September 30, 2018, the Company has an outstanding principal balance under these loans of €723,700 ($841,084).

On January 31, 2018 and February 14, 2018, the Company borrowed an additional $247,000 from Mr, Siokas and repaid $140,000. These loans are non-interest bearing and have no maturity dates. As of September 30, 2018, the Company has an outstanding principal balance under these loans of $107,000.

Dimitrios Goulielmos

On November 21, 2014, SkyPharm entered into a Loan Agreement with Dimitrios Goulielmos, former Chief Executive Officer and a current director of the Company, pursuant to which the Company borrowed €330,000 ($401,115) from Mr. Goulielmos. The Loan bore an interest rate of 2% per annum and was due and payable in full on May 11, 2015. On November 4, 2015, €130,000 ($142,860) in principal and the related accrued interest of €733 ($806) was forgiven and the remaining balance of €200,000 will no longer accrue interest as part of the stock purchase agreement with Grigorios Siokas on November 4, 2015 referenced above. As of December 31, 2016, €60,000 ($63,312) of the loan was paid back. During the year ended December 31, 2017 an additional €70,500 ($84,755) was paid back. During the nine months ended September 30, 2018 the Company repaid an additional €16,000 ($18,595) and a principal balance of €53,500 ($62,178) and €0.00 of accrued interest remains.

Konstantinos Vassilopoulos

During the nine months ended September 30, 2018, the Company borrowed and repaid an aggregate total of $152,000 to Mr. Konstantinos Vassilopoulos. As of September 30, 2018, a principal balance of $0 remains.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2018

On February 20, 2018, the Company entered into two separate Amendment and Exchange Agreements (“Exchange Agreements”) with the two institutional investors for new senior convertible notes (“New Notes”) in exchange for existing notes. Each New Note is identical in all material respects to the Existing Note, except that (i) the New Note was not convertible into shares of the Company’s common stock (the “Common Stock”) until April 20, 2018; (ii) all future cash installment payments under such New Note will be made at a redemption price equal to 112% of the applicable installment amount; (iii) the Company’s existing obligation to initially deliver pre-delivery shares of its common stock to the holder of such New Note was deferred until April 20, 2018; and (iv) at any time on or before June 20, 2018, the Company had the right, at its option, to redeem all, or any part, of the amounts then outstanding under such New Note in cash at a redemption price equal to 125% of such amounts then outstanding under such New Note. The Company will repay the principal amount of the Notes in equal monthly installments beginning on January 1, 2018 and repeating on the first business day of each calendar month thereafter until the fourteenth (14th) month anniversary date of issue. On September 26, 2018, the Company entered into a second amendment which extended the maturity dates of the notes to February 1, 2019. No interest shall accrue under the Notes unless and until an Event of Default (as defined) has occurred and is not cured. As of September 30, 2018, no such event of default had occurred. On April 24, 2018, 670,001 per-delivery shares were issued. Eighty-five (85%) percent of any cash proceeds received by the holders of the Notes from the sale of pre-delivery shares issued as collateral shall be applied against the particular installment amount then due. The Notes are senior in right of payment to all existing and future indebtedness except Permitted Indebtedness which includes $12 million of senior secured indebtedness of the Company and its subsidiaries under the above described Synthesis loan agreements, plus a defined amount of purchase money indebtedness in connection with bona fide acquisitions. The Company evaluated the debt modification in accordance with ASC 470-50 and concluded that the debt qualified for debt extinguishment as the 10% cash flow test was met. As a result, the Existing Notes were written off and the New Notes were recorded at fair value as of February 20, 2018. The Company wrote off the remaining principal balance of $2,871,429 of the Existing Notes along with the remaining $2,596,838 of debt discounts related to the Existing Notes of which $1,140,711 was a reduction to additional paid-in-capital representing the intrinsic value of the existing beneficial conversion feature. The Company recorded the New Notes in the amount of $3,216,000 and a total debt discount of $3,216,000 in relation to the intrinsic value of the new beneficial conversion feature of $2,880,000 and an original issue discount of $336,000. This resulted in a net loss on extinguishment of debt in the amount of $1,464,698 and additional net equity related to the beneficial conversion feature of $1,739,289.

The Notes were not convertible until April 18, 2018 pursuant to the February 20, 2018 amendment. Beginning April 20, 2018, the Holder may convert the Notes into shares of Common Stock at the rate of $5.00 per share. In the event of an issuance of Common Stock for a consideration less than the Conversion Price (other than Excluded Securities, as defined) the Conversion Price shall be reduced to the price of the dilutive issuance, (the “Conversion Price”). Upon an Event of Default (as defined), the Buyers may convert at an alternative conversion price equal to the lower of the then applicable Conversion Price or seventy-five (75%) percent of the Volume-Weighted Average Price (as defined, the “VWAP”). The Company valued the beneficial conversion feature of the Existing Notes at intrinsic value and recorded $1,140,711 to debt discount, of which $405,743 was amortized through February 19, 2018. On February 20, 2018, the remaining debt discount was written off and the Company recorded a new debt discount as discussed above.

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

The Warrants have a five-year term and are exercisable into 536,000 shares of Common Stock beginning May 16, 2018, which was six months after the issue date. The Warrants are exercisable at $7.50 per share subject to full ratchet anti-dilution protection (see above). As of September 30, 2018, there were no anti-dilution trigger events. The Warrants will be exercisable on a cashless basis if a registration statement is not effective covering the resale of the underlying Warrant Shares. The Company calculated the warrants at relative fair value of $1,545,288, which was recognized as a discount to the Existing Notes of which $347,418 was amortized as interest expense through February 19, 2018. On February 20, 2018, the remaining balance was reversed due to the Exchange Agreement as discussed above.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2018

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

The Company filed, within thirty (30) days of the Closing, a registration statement covering one hundred fifty (150%) percent of the maximum number of shares, underlying the Notes and Warrants pursuant to a registration rights agreement with the Buyers (the “Registration Rights Agreement”). The Post Effective Amendment to the registration statement (No. 333-222061) was declared effective on May 14, 2018.

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

On November 15, 2017, in connection with the $3,350,000 Securities Purchase Agreement, Roth Capital Partners, LLC (“Roth”), as the Company’s exclusive placement agent, received a cash commission for the transaction equal to eight (8%) percent of the total gross proceeds of the offering, or $240,000 and the issuance of five-year warrants to purchase eight (8%) percent of the shares of common stock issued or issuable in this offering (excluding shares of common stock issuable upon exercise of any warrants issued to investors), or 53,600 shares; and, will receive eight (8%) percent of any cash proceeds received from the exercise of any warrants sold in the offering with an expiration equal to or less than twenty-four (24) months. The warrants are exercisable six months after the issue date or May 16, 2018 and were valued at a fair value of $386,003 which was fully expensed during the year ended December 31, 2017. The $240,000 cash commission was recorded as debt discount and will be amortized over the term of the Notes.

During the nine months ended September 30, 2018, there were principal conversions in the amount of $164,965 and the Company repaid principal in the amount of $2,115,286, such that the remaining outstanding principal balance of the Notes as of September 30, 2018 is $1,175,035.

The Company recorded a total of $3,350,000 of debt discounts related to the above Existing Notes in the year ended December 31, 2017. A total of $360,890 was amortized during the year ended December 31, 2017 and an additional $392,272 related to the debt discount of the Existing Notes was amortized through February 19, 2018. As a result of the Exchange Agreement discussed above, the debt discounts of the Existing Notes were written off and a total of $3,216,000 of debt discounts were recorded during the nine months ended September 30, 2018. The debt discounts are being amortized over the term of the debt. Amortization of the debt discounts of the New Notes for the nine months ended September 30, 2018 was $2,072,740.

September 4, 2018 Securities Purchase Agreement

On September 4, 2018, the Company entered into a Securities Purchase Agreement with two institutional investors (the “Buyers”) pursuant to which the Company issued for a purchase price of $2,000,000, $2,233,333 in aggregate principal amount of Senior Convertible Notes (the “September 2018 Notes”) to the Buyers, convertible into 372,222 shares of the Company’s common stock, par value $.001 per share at $6.00 per share, and warrants to purchase an aggregate of 357,334 shares of Common Stock (the “Warrants”). The Notes contained an original issue discount of $233,332. Of the $2,000,000 purchase price, $140,000 went directly to financing costs (see below) and $15,000 went directly to legal fees such that the Company received net proceeds of $1,845,000.

The September 2018 Notes provide that the Company will repay the principal amount of Notes in equal monthly installments beginning on November 1, 2018 and repeating on the first business day of each calendar month thereafter until May 1, 2019. No interest will accrue under the Notes unless and until an Event of Default has occurred and is not cured, and will then accrue at 18% per annum.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2018

The Notes are convertible at any time by the Holder into shares of Common Stock at the rate of $6.00 per share, subject to full ratchet anti-dilution adjustment (the “Conversion Price”). The Company shall pre-deliver up to 372,222 shares of common stock to the Buyers. Eighty-five percent (85%) of any cash proceeds received by the Buyers from the sale of Pre-Delivery Shares shall be applied against the particular installment amount due on such Installment Date under the Note. As of the date of filing, these shares have not yet been issued. The Registration Statement (No. 333-22781 covering 150% of the number of shares underlying the Notes and warrants was declared effective on November 1, 2018. Upon an Event of Default (regardless of whether such event has been cured), the Buyers may convert at an alternative conversion price equal to the lower of the then applicable Conversion Price or seventy-five (75%) percent of the then Volume-Weighted Average Price (as defined, the “VWAP”). The Company valued the beneficial conversion feature of the Existing Notes at intrinsic value and recorded $934,922 to debt discount, which will be amortized over the life of the Notes.

The Notes are pari passu in right of payment to the November Notes and senior in right of payment to all other existing and future indebtedness of the Company except Permitted Indebtedness (as defined in the Note), including $12 million of senior secured indebtedness of the Company and its subsidiaries under an existing senior loan agreement, plus defined amounts of purchase money indebtedness in connection with bona fide acquisitions.

The Notes include customary Events of Default and provide that the Buyers may require the Company to redeem (regardless of whether the Event of Default has been cured) all or a portion of the Notes at a redemption premium of one hundred twenty-five (125%) percent, multiplied by the greater of the conversion rate and the then current market price. The Buyers may also require redemption of the Notes upon a Change of Control (as defined) at a premium of one hundred twenty-five (125%) percent. The Company has the right to redeem the Notes at any time, in whole or in part, in cash at a price equal to 120% of the then outstanding conversion amount.

The Warrants are exercisable into 357,334 shares of Common Stock equal to eighty (80%) percent of the number of shares of common stock the Buyers would receive if the Notes were fully converted (at an assumed price of $5.00 per share) upon the date of issuance of the Notes. The Warrants are exercisable at $7.50 per share for a five-year term commencing March 1, 2019 subject to full ratchet anti-dilution protection. The Warrants will be exercisable on a cashless basis if a registration statement is not effective covering the resale of the underlying Warrant Shares. The Company calculated the warrants at relative fair value of $910,078, which was recognized as a discount to the Notes and is being amortized as interest expense over the remaining term of the Notes.

Conversion of the Notes and exercise of the Warrants are each subject to a blocker provision which prevents any holder from converting or exercising, as applicable, the Notes or the Warrants, into shares of common stock if its beneficial ownership of the common stock would exceed 9.99% of the Company’s issued and outstanding common stock (a “Blocker”).

As a condition to the closing of the Financing, each Buyer executed a leak-out agreement which replaced the leak-out agreements entered into in November 2017 (each, a “Leak-Out Agreement”) restricting such Buyer’s sale of shares of common stock underlying the Notes and Warrants on any trading day to not more than such Buyer’s pro rata allocation of the greater of (x) sales with net proceeds of an aggregate of $20,000 or (y) twenty-five (25%) percent of the daily average trading volume of the Company’s Common Stock. If after the closing of the Financing the VWAP of the Company’s common stock for three (3) trading days is less than $1.50 per share, the Company may further restrict the Buyers from selling at less than $1.50 per share; provided that the portion of the Notes subject to redemption on each Installment Date shall thereafter double.

Roth Capital Partners, LLC (“Roth”), as the Company’s exclusive placement agent, received a cash commission for this transaction equal to seven (7%) percent of the total gross proceeds of the offering, or $140,000, and the issuance of five-year warrants to purchase seven (7%) percent of the shares of common stock issued or issuable in this offering (excluding shares of Common Stock issuable upon exercise of any Warrants issued to investors), or 26,056 shares; and will receive seven (7%) percent of any cash proceeds received from the exercise of any Warrants sold in the offering with an expiration equal to or less than twenty-four (24) months. The warrants are exercisable six months after the issue date or March 4, 2019, at $6.00 per share and were valued at a fair value of $157,969 which was fully expensed during the nine months ended September 30, 2018. The $140,000 cash commission was recorded as debt discount and will be amortized over the term of the Notes.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2018

During the nine months ended September 30, 2018 there were no principal conversions and no repayments in principal, such that the remaining outstanding principal balance of the Notes as of September 30, 2018 was $2,233,332.

The Company recorded a total of $2,233,332 of debt discounts related to the above Notes during the nine months ended September 30, 2018. The debt discounts are being amortized over the term of the debt. Amortization of the debt discounts for the nine months ended September 30, 2018 was $252,301

NOTE 9 – DEBT

On November 16, 2015, the Company entered into a Loan Agreement with Panagiotis Drakopoulos, former Director and former Chief Executive Officer, pursuant to which the Company borrowed €40,000 ($43,624) as a note payable from Mr. Drakopoulos. The note bears an interest rate of 6% per annum and was due and payable in full on November 15, 2016. During the year ended December 31, 2017, the Company repaid €17,000 ($20,437) of principal and €2,060 ($2,477) of accrued interest. During the nine months ended September 30, 2018, the Company paid back an additional €10,000 ($11,622). As of September 30, 2018, the Company has an outstanding principal balance of €13,000 ($15,109) and accrued interest of €2,891 ($3,360).

On January 18, 2018, the Company entered into a Loan Agreement with a third party, pursuant to which the Company borrowed €75,000 ($87,165). The note bore an interest rate of 6.5% per annum and had a maturity date of January 17, 2019. The note was secured by a personal guaranty of Grigorios Siokas. During the nine months ended September 30, 2018, the Company repaid the loan and the related accrued interest of €1,748 ($2,032) in full.

On March 16, 2018, the Company entered into a Loan Agreement with a third party, pursuant to which the Company borrowed €1,500,000 ($1,743,300) as a note payable. The note bears an interest rate of 4.7% per annum and has a maturity date of March 18, 2019. As of September 30, 2018, the Company has an outstanding principal balance of €1,500,000 ($1,743,300) and accrued interest of €37,860 ($44,001) related to this note.

On April 2, 2018, the Company entered into a Loan Agreement with a third party, pursuant to which the Company borrowed €5,000 ($5,811) as a note payable. The note bore no interest and no stated maturity date. As of September 30, 2018, the Company repaid the loan in full.

Loan Facility Agreement

On August 4, 2016, the Company’s wholly owned subsidiary SkyPharm entered into a Loan Facility Agreement, guaranteed by Grigorios Siokas, with Synthesis Peer-To Peer-Income Fund (the “Loan Facility” the “Lender”). The Loan Facility initially provided SkyPharm with a credit facility of up to $1,292,769 (€1,225,141). Any advance under the Loan Facility accrues interest at a rate of 10% per annum and requires quarterly interest payments commencing on September 30, 2016. The amounts owed under the Loan Facility were repayable upon the earlier of (i) three months following the demand of the Lender; or (ii) August 31, 2018. No prepayment is permitted pursuant to the terms of the Loan Facility. The Synthesis Facility Agreement as amended is secured by a personal guaranty of Grigorios Siokas, which is secured by a pledge of 1,000,000 shares of common stock of the Company owned by Mr. Siokas.

On September 13, 2016, Sky Pharm entered into a First Deed of Amendment with the Loan Facility increasing the maximum loan amount to $1,533,020 as a result of the Lender having advanced $240,251 (€227,629) to SkyPharm.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2018

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

On April 18, 2018, the Company entered into an amendment with the Lender that was effective as of January 1, 2018, pursuant to which the maturity dates for all advances was extended to December 31, 2021. Additionally, the interest rate was amended such that the interest rate for all advances is 4% plus the 3-Month Libor rate. The Loan Facility also forgave €32,468 ($40,000) in fees related to the July 6, 2017 advance. As a result, the Company reduced the unamortized portion of debt discount that related to those fees and recorded a gain on debt settlement of €19,763 ($23,607).

As of September 30, 2018, the outstanding balance under this note was $3,078,442 (€2,648,806) and accrued interest expense of $364,479 (€313,611) has been recorded.

The Company recorded a total of €155,060 ($191,034) in debt discounts related to this note in prior years. The debt discounts are being amortized over the term of the debt. As a result of the April 18, 2018 amendment, the Company reduced the unamortized debt discount of €20,237 ($23,639). The Company amortized a total of €92,661 ($114,158) in prior years. Amortization of the debt discounts for the nine months ended September 30, 2018 was €42,162 ($50,363).

Bridge Loans

On March 16, 2017 and March 20, 2017, SkyPharm entered into loan agreements with the Synthesis Peer-To Peer-Income Fund (the “Bridge Loans”). The Bridge Loans provided to SkyPharm loans of €41,590 ($50,000) and €100,000 ($120,220), respectively, during the year ended December 31, 2017. The Bridge Loans accrue interest at a rate of 10% per annum and were repayable on April 16, 2017 and April 20, 2017, respectively, together with all other amounts then accrued and unpaid. On April 16, 2017, the maturity dates were amended for no additional consideration or change in terms and conditions. The maturity dates of both loans were amended, and they matured on May 16, 2017 and May 20, 2017, respectively. Pursuant to the April 18, 2018 agreement and effective January 1, 2018, the Company reached an agreement with Synthesis Peer-To-Peer Income Fund such that the March 20, 2017 loan would have a fixed USD payoff amount of $106,542. As a result of this agreement the Company recorded a gain on settlement of debt of €16,667 ($19,909) related to the reduction of the USD payoff amount and an additional gain on settlement of debt of €3,950 ($4,718) related to interest that had accrued on the original amount of the loan. The Company has accrued interest expense of an aggregate total of €14,504 ($16,857) for both loans and the outstanding balances of these loans was €43,022 ($50,000) and €91,672 ($106,542), respectively, as of September 30, 2018.

On May 5, 2017, SkyPharm entered into a loan agreement with Synthesis Peer-To-Peer Income Fund for €28,901 ($34,745). The loan accrues interest at a rate of 10% per annum and matured on September 30, 2017. The Company has accrued interest expense of €3,361 ($3,906) and the outstanding balance on this loan was €29,896 ($34,745) as of September 30, 2018.

On April 18, 2018, the Company entered into an amendment pursuant to which the maturity dates for all of the above Bridge Loan advances were extended to December 31, 2021 for no additional consideration. Additionally, the interest rate was amended such that, effective January 1, 2018, the interest rate for all advances is 4% plus the 3-Month Libor rate.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2018

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2018

On November 16, 2017, SkyPharm signed an amended agreement with Synthesis Structured Commodity Trade Finance Limited that increased the maximum aggregate facility limit from €2,000,000 ($2,464,000) to €6,000,000 ($7,392,000). All other terms of the original agreement remain the same.

On May 16, 2018, SkyPharm S.A., as Commodity Buyer, entered into a Supplemental Deed of Amendment (the “Deed”) relating to a Trade Finance Facility dated May 12, 2017, as amended, with Synthesis Structured Commodity Trade Finance Limited (“Synthesis”), as Loan Receivables Originator. Under the Trade Finance Facility (the “TFF”) first entered into on May 12, 2017, as amended, there was a principal balance of €5,866,910 outstanding as of March 31, 2018. SkyPharm made a payment of €1,000,000 ($1,162,200) of interest and principal on May 31, 2018 under the terms and conditions of the Deed. Additionally, the maturity date for the facility has been amended such that, the full principal amount is to be repaid no later than May 31, 2021, subject to a repayment schedule to be agreed upon by SkyPharm and Synthesis Structure Commodity Trade Finance Limited. Synthesis Structure Commodity Trade Finance Limited may extend this final repayment date at its sole discretion.

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

•	Synthesis is permitted to terminate the TFF at any time and demand repayment of all outstanding principal and interest in full within six (6) months from the date of notification.

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

During the nine months ended September 30, 2018, the Company borrowed an additional €270,000 ($313,794) in funds. The current draw on the SkyPharm Facility is €4,866,910 ($5,656,323) and the Company has accrued €452,294 ($526,656) in monthly fees related to this agreement.

The Company has recorded a total debt discount of €117,338 ($137,063) in origination fees associated with these loans, which will be amortized over the term of the agreements. Amortization of debt discount for year ended December 31, 2017 was €61,295 ($69,269). Amortization of the debt discount for the nine months ended September 30, 2018 was €56,043 ($66,944) and resulted in the full amortization of the debt discount.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2018

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

As discussed in Note 4, the Company attributed no value to the shares received in Marathon pursuant to (a) above. In relation to the CAD $ 2 million cash received noted in (b) above, the Company accounted for its obligation to issue a variable number of the Company’s Common Shares as Share-settled debt obligation in accordance with ASC 480 measured at fair value or the settlement amount of $1,554,590 (CAD $ 2 million). If settlement were to occur on September 30, 2018, the Company would be required to issue 295,960 Common Shares to settle its debt obligation. The Company could be obligated to potentially issue an unlimited number of common shares to settle its Share-settled debt obligation. If such events were to occur, the Company would be required to increase its authorized share capital and since increasing the authorized share capital is within the control of the Company, as our CEO controls greater than 50% of the outstanding common stock of the Company, the original classification of equity-classified financial instruments issued by the Company were not affected.

None of the above loans were made by any related parties.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of September 30, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

Operating Leases

The Company conducts its operations from an office located in Chicago, Illinois for which beginning in January 2015, the monthly rent expense is $709, which has been paid through December 31, 2017. The lease expired as of May 31, 2017, however, the Company has negotiated and entered into a two-year amendment to that lease that commenced as of June 1, 2017 through May 31, 2019. The monthly rate from June 1, 2017 through May 31, 2018 is $709 per month and increases to $730 per month from June 1, 2018 through May 31, 2019. Rent expense for the three and nine months ended September 30, 2018 was $2,189 and $6,642, respectively. Rent expense for the three and nine months ended September 30, 2017, was $2,126 and $6,377, respectively.

Prior to the sale on September 30, 2018, the offices of Amplerissimo were located at 9, Vasili, Michaelidi Street, 3026, Limassol, Cyprus. The Company had a one-year lease which commenced on July 29, 2013 and was last renewed through July 2018, at the rate of €110 ($131) per month. Rent expense for the three and nine months ended September 30, 2018 was €330 ($394) and €990 ($1,183), respectively. Rent expense for the three and nine months ended September 30, 2017 was €330 ($368) and €990 ($1,103), respectively

The offices of SkyPharm are located at 5, Agiou Georgiou Street 57001, Pylaia, Thessaloniki, Greece. The Company has a six-year lease that commenced on September 1, 2014 at the rate of €4,325 ($4,802) per month. In December 2015, the lease was revised to include an additional rental of the first floor at a rate of €800 ($886) per month. The lease was further revised in March 2016 to include another additional rental of the first floor at a rate of €800 ($886) per month beginning in May 2016. On May 30, 2016, the lease was revised again to include an additional rental of space at a rate of €1,825 ($2,021) per month beginning in June 2016. On March 23, 2017, SkyPharm entered into an additional three-year lease at a rate of €1,250 per month that commenced May 2017. As a result, the total monthly lease amount is now €7,750 ($8,758) per month. Rent expense for the three and nine months ended September 30, 2018 was €27,000 ($32,252) and €81,000 ($96,755) respectively. Rent expense for the three and nine months ended September 30, 2017 was €27,000 ($30,094) and €76,000 ($84,710), respectively.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2018

The offices of Decahedron are located at Unit 11, Spire Greene Centre, Flex Meadow, Harlow, CM19 5TR, Essex, U.K., for which we pay approximately ₤1,908 ($2,470) per month, under an amendment to a lease dated October 25, 2011, which commenced on October 25, 2016 and expires on October 24, 2021. Rent expense for the nine months ended September 30, 2018 and from the date of acquisition through September 30, 2017 was ₤17,175 ($23,205) and ₤15,267 ($19,580), respectively.

Future minimum operating lease commitments consisted of the following at September 30, 2018:

Years Ended December 31,	Amount (USD)
Remainder 2018	$41,025
2019	$158,990
2020	$71,661
2021	$24,852
2022	$-
Thereafter	$-
Total	$296,528

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

Letter of Intent

On June 21, 2017, the Company signed a Letter of Intent (LOI) to acquire the outstanding shares of CC Pharma GmbH, a leading re-importer of EU pharmaceuticals to Germany. Under the terms of the LOI, Cosmos Holdings held the exclusive right to complete its due diligence process and complete the transaction by October 31, 2017. In connection with the non-binding LOI, the Company is required to pay a non-refundable fee of €400,000 ($454,800) to the shareholders of CC Pharma GmbH in connection with the costs of due diligence and the exclusive right to negotiate the terms of the definitive agreements. On July 6, 2017, the Company paid the €400,000 ($454,800) to CC Pharma GmbH and the Company has recorded an expense of €400,000 ($454,800) for the year ended December 31, 2017.The Company recorded an additional $100,000 in due diligence fees in the nine months ended September 30, 2018. The Company did not enter into any definitive agreements by September 30, 2018 and is currently negotiating with CC Pharma for an extension. The Company makes no assurances that the parties will enter into any definitive agreements in the future.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2018

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

The purchase price payable in cash is €700,000. Closing of the acquisition is subject to satisfactory completion of due diligence, delivery of audited and interim financial statements of Cosmofarm subject to being audited by PCAOB auditors, no material adverse change in the business or financial condition of Cosmofarm, all necessary consents and approvals to complete the acquisition have been obtained and other customary closing conditions. As of September 30, 2018, Cosmofarm is undergoing an audit of the company’s financial statements for the last two years by a PCAOB audit firm, the SPA has not closed and Cosmos has not paid the €700,000. The Company expects to complete the acquisition in the coming weeks and has deposited $450,000 to Cosmofarm towards a share capital increase planned to take place following the closing of the acquisition. The amount is fully refundable to the Company and is included in prepaid expenses as of September 30, 2018.

NOTE 11 – STOCK OPTIONS AND WARRANTS

On January 1, 2017 the Company entered into a two-year agreement whereby the employee was granted compensation of €1,000 per month and an annual retainer of 25,000 stock options as compensation for being appointed the International Finance Manager of the Company. On January 1, 2018, 25,000 options were granted to the employee. These options have an exercise period of four years with an exercise price of $1.00. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options vest monthly, with a total of 18,750 options fully vested as of September 30, 2018. The options were valued at $242,002 using the Black Scholes Option Pricing Model with the following inputs: stock price on measurement date: $10.20; Exercise price: $1.00; Option term: 4 years; Computed volatility: 120.92%. The fair value of the options will be amortized over a year with $181,004 expensed during the nine months ended September 30, 2018.

As of September 30, 2018, there were 74,000 options outstanding and 67,750 options exercisable with expiration dates commencing October 2020 and continuing through January 2022.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2018

A summary of the Company’s option activity during the nine months ended September 30, 2018 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2017	49,000	$1.49	3.19	$426,800
Granted	25,000	1.00	4.00	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, September 30, 2018	74,000	$1.32	2.97	235,000

Exercisable, September 30, 2018	67,750	$1.35	2.86	$213,125

As of September 30, 2018, there were 972,990 warrants outstanding and 589,600 warrants exercisable with expiration dates from May 2023 through March 2024.

A summary of the Company’s warrant activity during the nine months ended September 30, 2018 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2017	599,640	$7.65	5.29	$-
Granted	383,390	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	(10,040)	-	-	-
Balance Outstanding, September 30, 2018	972,990	$7.32	4.92	$-

Exercisable, September 30, 2018	589,600	$7.27	4.88	$-

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2018

The Company disaggregates revenue by country to depict the nature and economic characteristics affecting revenue. The following table presents our revenue disaggregated by country for the nine months ended:

Country	September 30, 2018	September 30, 2017
Belgium	$4,276	$-
Bulgaria	-	3,121
Denmark	255,426	323,589
France	255,123	122,411
FYROM	-	5,105
Germany	11,706,961	10,148,252
Greece	1,733,077	1,492,507
Hungary	1,194,471	290,965
Indonesia	6,519	-
Ireland	1,331,770	957,949
Italy	338,073	213,471
Jordan	134,274	-
Netherlands	3,406,124	2,944,122
Poland	724,695	498,363
Portugal	-	5,585
Sweden	-	9,927
UK	8,239,895	2,760,031
Total	$29,330,684	$19,775,398

NOTE 13 – SUBSEQUENT EVENTS

KBB Name Change

On October 2, 2018, Kaneh Bosm BioTechnology Inc. (KBB), with whom the Company has an equity investment in pursuant to the May 17, 2018 share exchange agreement, changed its name to ICC International Cannabis Corp.

Amendment of the Trade Facility Agreement

On October 17, 2018, SkyPharm S.A., as Commodity Buyer, and the Company, as Guarantor, entered into a Further Amendment to Supplemental Deed dated May 16, 2018 with Synthesis Structured Commodity Trade Finance Limited (“Synthesis”). The parties entered into a Trade Finance Facility Agreement (the “Agreement”) dated May 12, 2017, as amended on November 16, 2017, pursuant to which Synthesis granted SkyPharm a trade finance facility (the “Facility”). The outstanding principal balances under the Facility as of October 17, 2018 are both US$4,000,000 and €2,000,000. All accrued interest and any other fees outstanding as of October 1, 2018 were forgiven. Interest commenced on October 1, 2018 at six (6%) percent per annum plus one month EURIBOR, when it is positive, and 6% per annum plus USD one month LIBOR. Provided the Facility has not been terminated as of August 31, 2019, SkyPharm shall repay the principal amount in quarterly installments of €125,000 and US$150,000 commencing no later than August 31, 2019. The remaining unpaid principal shall be repaid in full with all other outstanding amounts at final maturity of August 31, 2021. SkyPharm is required to open accounts with Varengold Bank AG no later than November 30, 2018.

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

On November 16, 2016, the Company entered into a Stock Purchase Agreement (the “Medihelm SPA”) with Medihelm Pharmaceutical Wholesellers SA (“Medihelm”), Konstantinos Metsovitis (the “Medihelm Stockholder”) and Eleni Metsovitis. The SPA provides for the following:

•	At closing, as consideration for all of the stock of Medihelm, the Company shall issue the Medihelm Stockholder two hundred thousand (20,000) shares of restricted common stock of the Company.

•

The Company also agreed that following the closing of the Medihelm SPA, Eleni Metsovitis would receive 310,000 shares of the Company’s restricted common stock and shall be retained as Medihelm’s chief operating officer and director and shall be appointed to the Board of Directors of the Company.

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

On September 30, 2018, the Company entered into a Share Purchase Agreement (“SPA”) with Abbydale Management Limited, an unaffiliated third party incorporated in Belize. The Company sold one hundred (100%) percent of the issued share capital of its subsidiary, Amplerissimo Ltd., a limited liability company organized under the laws of Cypress, to the purchaser for a purchase price of €5,000. Amplerissimo had previously transferred one hundred (100%) percent of the capital stock of Sky Pharm SA to the Company. The information technology business of Amplerissimo is not a priority of the Company and the Company decided to not pursue such business.

The Company, for the nine months ended September 30, 2018, has recorded total revenues of $29,330,684 and has incurred expenses of approximately $27,224,635, in connection with these operations. There can be no assurance that we will ever raise the required capital necessary to effectuate our business plan; and even if we do, there is no assurance that we will ever commence or successfully develop this line of business.

Results of Operations

Three Months Ended September 30, 2018 versus September 30, 2017

For the three months ended September 30, 2018, the Company had a net profit of $3,207,348 on revenue of $8,508,367, versus a net loss of $198,171 on revenue of $9,546,951 for the three months ended September 30, 2017.

Revenue

The Company had revenue for the three months ended September 30, 2018 of $8,508,367, versus revenue of $9,546,951 for the three months ended September 30, 2017. This decrease was driven by lower shipments for our subsidiary in Greece, SkyPharm, and reflects the management’s renewed focus on optimizing gross profitability and improving efficiency in purchase order sourcing. The Company also posted its first sales of nutraceuticals in September 2018, contributing to the improvement of gross profit margin to 9.3% for the three months ended September 30, 2018, compared to 8.1% for the three months ended September 30, 2017.

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

Operating Expenses

Total operating expenses for the three months ended September 30, 2018 were $752,226, versus $758,365 during the three months ended September 30, 2017. Consulting, auditing and accounting expenses consistently constitute a critical bulk of operating costs for the activities of the Company.

Other Income (Expense)

During the three months ended September 30, 2018, other income (expense) is primarily comprised of $156,362 interest expense related to notes payable, $1,217,805 of non-cash interest expense related to the amortization of debt discount, $4,448,910 gain on exchange of investment related to the Marathon/ICC (f/k/a KBB) transaction and a $146,647 gain on the sale of Amplerissimo. During the three months ended September 30, 2017, other income (expense) is primarily comprised of $291,224 interest expense related to notes payable offset by a foreign currency gain of $89,966.

Unrealized Foreign Currency gains (losses)

Additionally, we had an unrealized foreign currency translation gain of $1,304,468 for the three months ended September 30, 2018 such that our net comprehensive gain for the period was $4,511,816 versus the unrealized foreign currency loss of $51,474 for the three months ended September 30, 2017 such that our net comprehensive loss for the period was $249,645.

Nine Months Ended September 30, 2018 versus September 30, 2017

For the nine months ended September 30, 2018, the Company had a net profit of $933,935 on revenue of $29,330,684, versus a net loss of $3,074,179 on revenue of $19,775,398 for the nine months ended September 30, 2017.

Revenue

The Company had revenue for the nine months ended September 30, 2018 of $29,330,684, versus revenue of $19,775,398 for the nine months ended September 30, 2017. This increase is mainly because of the organic growth attributed to our subsidiary in Greece, SkyPharm, which continued to grow its client base during the nine months ended September 30, 2018, as well as through the additional revenue source from our subsidiary in the UK, Decahedron.

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

Operating Expenses

Total operating expenses for the nine months ended September 30, 2018 were $2,292,889, versus $4,383,623 during the nine months ended September 30, 2017. The approximate 48% decrease in operating expenses for the nine months ended September 30, 2018, against the corresponding period in 2017, is primarily attributed to an impairment of 100% of the goodwill acquired through the acquisition of Decahedron, or $1,949,884, which was fully impaired during the nine months ended September 30, 2017. Consulting, auditing and accounting expenses consistently constitute a critical bulk of operating costs for the activities of the Company.

Other Income (Expense)

During the nine months ended September 30, 2018, other income (expense) is primarily comprised of $715,359 interest expense related to notes payable, $2,992,588 of non-cash interest expense related to the amortization of debt discount, $1,464,698 loss on extinguishment of debt related to the Exchange Agreement, a gain on exchange of investment of $6,275,070 related to the Marathon/ICC (f/k/a KBB) transaction and a gain on the sale of Amplerissimo of $146,647. During the nine months ended September 30, 2017, other income (expense) is primarily comprised of $572,679 interest expense related to notes payable offset by a foreign currency gain of $292,937.

Unrealized Foreign Currency losses

Additionally, we had an unrealized foreign currency gain of $1,350,780 for the nine months ended September 30, 2018 such that our net comprehensive gain for the period was $2,284,715 versus the unrealized foreign currency loss of $178,151 for the nine months ended September 30, 2017 such that our net comprehensive loss for the period was $3,252,330.

Liquidity and Capital Resources

At September 30, 2018, the Company had working capital of $4,546,979 and a working capital deficit of $4,192,984 as of December 31, 2017, respectively. This decrease in the working capital deficit is primarily attributed to the Company’s investment in ICC (ex KBB) as of September 30, 2018.

At September 30, 2018, the Company had cash of $1,232,610 versus $782,853 as of December 31, 2017. For the nine months ended September 30, 2018, net cash used in operating activities was $1,961,830 versus $5,739,560 net cash used in operating activities for the nine months ended September 30, 2017. This change was primarily driven by an increase in gross and operating profitability and a decrease in inventory, in the nine months ended September 30, 2018. The Company has devoted substantially all of its cash resources to expand through organic business growth and, where appropriate, through the execution of selective company and license acquisitions, and has incurred significant general and administrative expenses in order to enable the financing and growth of its business and operations.

During the nine months ended September 30, 2018, there was $480,755 net cash used in investing activities versus $26,933 provided by investing activities during the nine months ended September 30, 2017. This increase in net cash from investing activities is attributed mainly to the refundable deposit that the Company made toward the pending acquisition of Cosmofarm.

During the nine months ended September 30, 2018, there was $3,050,577 of net cash provided by financing activities versus $6,617,777 provided by financing activities during the nine months ended September 30, 2017. This change was primarily driven by the repayment of $1,266,798 in principal to note-holders of SkyPharm and the repayment of $2,115,286 in aggregate principal to a convertible note-holder of the Company during the nine months ended September 30, 2018. The decrease in cash provided by financing activities was partially offset by the proceeds from our convertible note issuance in September 2018. See Note 9, Debt, for additional information on our debt issuances and repayments.

We anticipate using cash in our bank account as of September 30, 2018, cash generated from the operations of the Company and its operating subsidiary and from debt or equity financing, or from a loan from management, to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we may lose the qualification for quotation and our securities would no longer trade on the over the counter markets. Further, as a consequence we would fail to satisfy our reporting obligations with the Securities and Exchange Commission (“SEC”), and investors would then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

The Company, in the following twelve months, intends to develop its business operations within the nutraceuticals market, as well as substantially grow its business operations within the general pharmaceutical products market. These industries are highly competitive and may significantly affect the Company’s sales of these products, including, but not limited to, price and cost-effectiveness, marketing effectiveness, product labeling, quality control and quality assurance.

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

Off Balance Sheet Arrangements

As of September 30, 2018, there were no off balance sheet arrangements.

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

The Company is liable for income taxes in Greece and the United Kingdom of England. The corporate income tax rate is 29% in Greece (tax losses are carried forward for five years effective January 1, 2013) and 20% in United Kingdom of England. Losses may also be subject to limitation under certain rules regarding change of ownership

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets.

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

None. Previously reported on Form 8-K.

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

Cosmos Holdings Inc.

Date: November 13, 2018	By:	/s/ Grigorios Siokas
Grigorios Siokas
Chief Executive Officer (Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer )

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

