Form 10-K
period 2018-12-31
Cosmos Holdings Inc.
filed 2019-04-16
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to __________

Commission file number: 000-54436

COSMOS HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	27-0611758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

141 West Jackson Blvd, Suite 4236, Chicago, IL.	60604
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: (312) 536-3102

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter $24,880,306 as of June 30, 2018.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 13,305,030 as of April 16, 2019.

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

PART I

Item 1. Business

Company Overview

Cosmos Holdings Inc. ("us", "we", or the "Company") is a multinational pharmaceutical wholesaler. The Company imports, exports and distributes pharmaceutical products of brand-name and generic pharmaceuticals, over-the-counter (OTC) medicines, a variety of dietary and vitamin supplements. Currently, the Company distributes products mainly in the EU countries via its two wholly owned subsidiaries Skypharm SA and Decahedron Ltd. SkyPharm operates from its facilities in Greece and Decahedron from its facilities in the UK. Most of our business derives from purchasing and reselling branded pharmaceutical products. Large pharmaceutical manufacturers have variable pricing strategies within the EU. The varying prices allow us to source products produced by multi-national pharmaceutical companies in different countries throughout Europe and export them into countries that pay more for those products.

Our core operations were focused on expanding the business of SkyPharm and Decahedron. The Company’s focus is primarily on branded pharmaceutical and some generic pharmaceuticals. The Company has also begun to expand into the food supplements industry and has already created its own line of vitamins and food supplement products. The Company plans to also expand its operations into the cosmetic/beauty industry. Through the sale of pharmaceutical products, the Company has created a wide network of pharmaceutical wholesalers and pharmacies that we believe we can utilize to promote and sell our vitamins, food supplements and cosmetic/beauty products. There is growing demand for various food supplements and other cosmetic and beauty products. We plan to serve this demand by offering quality products to our existing network of wholesalers and pharmacies. Pharmacies are still the key channels for distribution and sales of food supplements in the European market.

In addition, we expanded into the full-line wholesale distribution business through the December 2018 acquisition of Cosmofarm Ltd. Full-line pharmaceutical wholesalers provide the local markets with branded pharmaceuticals, generic pharmaceuticals, over-the-counter (OTC) medicines, vitamins, and food supplements. By expanding our pharmaceutical distribution business, we expect to have the ability to source branded and generic products directly from manufacturers and sell vitamins, food supplements, and cosmetic products directly to pharmacies that the full-line wholesalers currently sell. We expect this expansion to increase our sales and profit margins as we vertically integrate into the supply chain.

Concerning our vitamins and food supplement division, we have expanded our business in developing our own brand of vitamins and food supplements. The brand name of our product line is Sky Life Premium. We have a contract with Doc Pharma S.A. to develop and manufacture the products according to our specifications. Doc Pharma S.A is considered a related party to the Company due to the fact that the Chief Executive Officer (“CEO”) of Doc Pharma is the wife of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma SA in the past. Sales of our own brand of nutraceuticals began in the fourth quarter of 2018. Our current business has provided us with access to wholesalers both from the sourcing and the sales division of our wholesale business. We intend to sell our products to vendors that supply us with pharmaceutical products as well as to our clients to whom we currently sell pharmaceutical products.

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

We believe the EU pharmaceutical import/export market will continue to grow. We continue to encounter competition in the market as we grow. The competition comes in the form of level of service, reliability, and product quality. On the procurement side we continue to expand our vendor base. In order to minimize business risks, we diversify our sources of supply. We maintain our high-quality standards by carefully selecting and qualifying our suppliers as well as actively ensuring that our suppliers meet our standard of quality control on an ongoing basis.

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

Business Environment

The Company conducts its business within the pharmaceutical industry and is active in both branded and generic pharmaceutical product markets. The pharmaceutical industry is a highly competitive and is subject to comprehensive government regulations. Many factors may significantly affect the Company’s sales of its products, including, but not limited to, efficacy, safety, price and cost-effectiveness, marketing effectiveness, product labeling, quality control and quality assurance. Currently, most of the products that the Company is trading, compete with other products already on the market in the same therapeutic category, and are subject to potential competition from new products that competitors may introduce in the future.

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

The Company started operating within the Health Products & Food Supplement industry markets in October 2017. These specific industries are highly competitive, and many factors may significantly affect the Company’s sales of its products, including, but not limited to, price and cost-effectiveness, marketing effectiveness, product labeling, quality control and quality assurance. Currently, the Company has added food supplements into the portfolio of products that it wholesales to its clients. The Company has also developed and began selling its own brand of food supplements under the brand name Sky Life Premium.

Corporate Strategy

The main strategy initiative is focused on continuing our progress in becoming a global pharmaceutical wholesale and import/export company through the development of a lean and efficient operating model, we are committed to serving our customers while continuing to innovate and provide products that make a difference in the lives of individuals. We strive to maximize our shareholders’ value by adapting to market realities and customer needs. Our strategy involves building a multinational network or wholesalers, distributors, and pharmacies and simultaneously continuing to expand the portfolio of products that we distribute to that network.

We are committed to driving organic growth at attractive margins by improving execution, optimizing cash flow and leveraging our strong market position, while maintaining a streamlined cost structure throughout each of our businesses. We continue to further align our organization to our customer’ needs in a more seamless and unified way, while supporting corporate strategy and accelerating growth. Implementing this disciplined, focused strategy has allowed us to significantly expand our business, and we believe we are well-positioned to grow revenue and increase operating income through the execution of the following key elements of our business:

•

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

•

Branded Pharmaceuticals: Branded pharmaceutical products are the primary product category that we import and export. We constantly evaluate product availability, pricing, demand trends, and patent expirations to maximize our performance. As the patents for branded products near expiration, the generic equivalents enter the market place and the demand for those branded products start to decrease. We monitor these cycles closely and always look to find value in pricing fluctuations caused by the patent expirations as the generic equivalents enter the market.

•

Generic Pharmaceuticals: Generic pharmaceutical products are the secondary product category that we import and export. We apply the same discipline to generics that we do to the branded. We evaluate the demand and supply dynamics of branded products as their patents expire. This insight sheds light on the demand of generic products that take their place. Understanding the historical and market specific characteristics of generic product demand provides insight that we use to give guidance to our vendors that source our generic drug exports.

•

Health Products & Food Supplements: The wholesale distribution of food supplements offer greater margins than pharmaceutical product distribution. We are always looking to expand the portfolio of products that we distribute to maximize our margins. We also convenience our customers by providing them a larger portfolio of products that they can source from a single vendor. In addition to being wholesalers for food supplements and related products we also created our own brand of products to sell to our current customer base. Our wholesale business gives insight to what products are in demand and we communicate with our customer base to identify which products to develop. We have a contract with Doc Pharma to develop and manufacture the products according to our specifications. Doc Pharma S.A is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the wife of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma SA in the past. Sales of our own brand of nutraceuticals began in the fourth quarter of 2018. Our own branded nutraceuticals carry significantly higher margins than simply serving as a wholesaler for other brands.

6

•

Research & Development: We are committed to strategic R&D across each business unit with a particular focus for food supplements with inherently lower risk profiles and clearly defined regulatory pathways. We are constantly evaluating the demand for food supplements in the markets that we currently distribute pharmaceutical products to. This research and analysis determine which food and nutritional supplements we choose to develop as well as their formulations. This approach maximizes the probability of successfully competing with other brands in the marketplace.

•

Acquisitions: We regularly evaluate acquisition targets that would allow us to expand our distribution reach and/or vertically integrate into the supply chain of the products that we currently distribute. In addition to focusing on organic growth drivers, we are also actively pursuing accretive acquisitions that offer long-term revenue growth, margin expansion through synergies, and the ability to maintain a flexible capital structure.

•

Cannabis derived products: We closely monitor the legal framework for prescription and non-prescription derivates of cannabis products as it develops in Europe. As the legal framework and processes are developed and implemented in each respective EU country, we will utilize our existing network to distribute both prescription and non-prescription derivates of cannabis products to our current customer base. We currently intend to only distribute prescription and non-prescription derivates of cannabis products to approved EU countries and not in the US.

•

Local & Direct to Pharmacy Wholesale: We are expanding into the full-line wholesale distribution business through acquisition. Full-line pharmaceutical wholesalers provide the local markets with branded pharmaceuticals, generic pharmaceuticals, over-the-counter (OTC) medicines, vitamins and food supplements. By expanding our pharmaceutical distribution business, we will have a better ability to source more branded and generic products directly from manufacturers and sell our vitamins, food supplements and cosmetic products directly to pharmacies for better prices. We expect this expansion to increase our sales and profit margins as we vertically integrate into the supply chain.

To successfully execute our corporate strategy, we believe that the Company must adopt, incorporate and maintain the aforementioned core strengths, although no assurances can be made that the Company will be able to effectively implement these strategies.

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

The following diagram illustrates the Company’s typical sales cycle:

5. Clients pick up products from our warehouses		1. Clients send purchase orders

Sales Cycle
4. Cosmos invoices clients for portion of p.o. it could source		2. Cosmos contacts vendors to source products

3. Vendors gather batches of products and invoice Cosmos

Products & Services

The current principal activity of SkyPharm is the trading of branded and generic pharmaceutical products and medicines across the European Union member states. SkyPharm operates as a buyer from wholesale pharmaceutical companies and as a reseller to other companies. The principal activity of Decahedron is the same as the business of SkyPharm. It is the trading of branded and generic pharmaceutical products and medicines across mainly the European Union member states. Decahedron buys from pharmacies and other wholesale pharmaceutical companies and resells these products mainly to other EU countries. We purchase excess inventories at a discount from wholesalers and export approximately 11,000 pharmaceutical product codes and EU member states capturing contract price differentials in the process. The Company only purchases stock with purchase orders at hand, limiting inventory risk. EU countries have put into force new legal frameworks and mandates that boost the parallel trade market in order to deflate healthcare pricing across the region. We have over 160 clients and vendors in Germany, UK, France, Italy, Netherlands, Belgium, Denmark, Ireland, Poland, Sweden Hungary, UAE, Singapore, Indonesia, Jordan, Greece and Bulgaria.  The parallel pharmaceutical trade in the EU was approximately €5.5 bn in fiscal 2016 according to The European Federation of Pharmaceutical Industries and Associations. “The Pharmaceutical Industry in Figures,” Brussels EFPIA 2017. The major parallel exporting countries are Greece, Czech Republic and Slovakia, while major importing countries are Germany, United Kingdom, France, Italy and Netherlands. Thus, SkyPharm and Decahedron are each an operator and the mechanism between the supply and demand sides in the wholesale market. The Company could be characterized as the middle ring of this distribution channel.

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

We believe that the entire aforementioned product life cycle would take approximately six weeks to two months, from the demand list to the payment for the shipment with an average gross profit of 7.5%.

Our subsidiaries SkyPharm and Decahedron trade over 400 different types of pharmaceutical products with the principal products being the following:

Product Description	Percentage of Total Current Sales	Treatment
OTOMIZE EAR SPRAY	2.16%	Treatment of otitis externa
ELIQUIS TABL COAT	2.01%	Prevention of stroke and systemic embolism
SYMBICORT TURB.	1.94%	Relief of asthma symptoms

We are formulating a broader and more diversified pharmaceutical product portfolio and a greater selection of targets for potential development. We target products with limited competition for reasons such as trading complexity or the market size, which make our pharmaceutical products a key growth driver of our portfolio and complementary to other product offerings.

On September 30, 2018, the Company sold 100% of the share capital of Amplerissimo was, the former owner of SkyPharm which is now a wholly-owned subsidiary of Cosmos Holdings, to an unaffiliated third party. The information technology business of Amplerissimo is not a priority of the Company and we are not currently pursuing such business. The Company is focusing its efforts in expanding the pharmaceutical trading was not a priority of the Company. The Company had no interest in pursuing such business.

Customers

Through our subsidiaries, SkyPharm and Decahedron, we primarily sell pharmaceutical products directly to a limited number of large wholesale drug distributors who, in turn, supply-sell the products to other wholesalers, hospitals, pharmacies, governmental agencies across the European Union member states. Total revenues from the customers that accounted for 10% or more of our total consolidated revenues during the years ended December 31, 2018 & 2017 are as follows:

	2018	2017
MPA Pharma GmbH	15.13%	27.97%
Beragena Arzneimittel GmbH	11.36%	10.98%
Dr. Fisher Pharma B.V.	4.87%	10.94%

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

Geographic Markets

All of our revenues are generated from operations in the European Union or otherwise earned outside the U.S. All of our foreign operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls, fluctuations in the relative values of currencies, political and economic instability and restrictive governmental actions including. Our geographical market sales distribution of our total consolidated revenues during the years ended December 31, 2018 and 2017 are as follows:

	2018	2017
Germany	39.86%	49.66%
United Kingdom	26.72%	16.18%
Netherlands	10.41%	14.80%
Greece	8.01%	6.78%
Hungary	4.51%	-%
Ireland	4.10%	4.47%
Poland	2.39%	2.51%
Italy	1.30%	1.24%
Denmark	1.16%	3.35%
France	1.05%	0.56%
Jordan	0.44%	0.07%
Spain	0.02%	-%
Indonesia	0.02%	-%
Belgium	0.01%	-%
Sweden	-%	0.03%
FYROM	-%	0.02%
Portugal	-%	0.02%
Bulgaria	-%	0.01%
Total	100.00%	100.00%

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

Suppliers

We obtain pharmaceuticals and over the counter pharmaceutical products directly from manufacturers and other wholesalers of pharmaceutical products, three of which set forth below, each accounted for more than 10% of our purchases in the fiscal years ended December 31, 2018 and 2017. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable since we are committed to be the primary source of pharmaceutical products for a majority of our customers. We believe that our relationships with our suppliers are strong. The 10 largest suppliers in fiscal year ended December 31, 2018 accounted for approximately 80% of our purchases.

	2018	2017
Medihelm Farmakapothiki S.A	35.25%	35.86%
Doc Pharma S.A	15.61%	18.80%
Nikolaos Katsinoulas Farmakapothiki S.A	8.75%	13.35%

Medihelm S.A. is considered a related party to the Company due to the fact that the managing director of Medihelm is the mother of Nicholaos Lazarou, the managing director of the Company’s UK subsidiary, Decahedron.

Doc Pharma S.A is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the wife of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma SA in the past.

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

Newly introduced generic products with limited or no other generic competition typically garner higher prices. At the expiration of the exclusivity period, other generic distributors may enter the market, resulting in a significant price decline for the drug. Consequently, the maintenance of profitable operations in generic pharmaceuticals depends, in part, on our ability to select, develop and launch new generic products in a timely and cost-efficient manner and to maintain efficient, high quality business capabilities.

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

SkyPharm received its Authorization for the Wholesale Distribution of Medical Products for humans use on July 22, 2015, from the Hellenic Republic National Organization for Medicines in accordance with Law 1316/1983, and the inspection by the National Organization for Medicines dated July 16, 2015 in accordance with the Guidelines 2013/C31/01. The license is valid for five years and expires on July 22, 2020. Pursuant to the EU directive of (2013/C 343/01), the Company is subject to fulfill the Guidelines of the Good Distribution Practices of medical products for human use.

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

Our subsidiary, SkyPharm, is ISO 9001 certified for a management system for the trade and distribution of pharmaceuticals and cosmetics. As part of the certification process by the International Organization for Standardization, we need to be compliant with the General Data Protection Regulation (GDPR) adopted by the European Union in May 2018. GDPR applies to the processing of personal data of persons in the EU by a controller or processor neither of which apply to SkyPharm.

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

We rely on confidentiality agreements with our employees, consultants and other parties to protect, among other things, trade secrets and other proprietary technology. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop equivalent proprietary information or that other third parties will not otherwise gain access to our trade secrets and other intellectual property

International Cannabis Corp. (f/k/a Kaneh Bosm Biotechnology Inc.) - Cannabis

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

The Distribution and Equity Acquisition Agreement is to remain in effect indefinitely unless Marathon fails to provide Market Competitive (as defined) product pricing and Marathon has not become profitable within five (5) years of the agreement. The transaction closed on May 22, 2018 after the due diligence period, following which the Company received: (a) a 33 1/3% equity interest or 5 million shares in Marathon as partial consideration for the Company’s distribution services; and (b) received cash of CAD $2,000,000, subject to repayment in Common Shares of the Company if it fails to meet certain performance milestones. The Company is entitled to receive an additional CAD $2,750,000 upon the Company’s receipt of gross sales of CAD $6,500,000 and an additional CAD $2,750,000 upon receipt of gross sales of CAD $13,000,000. The Company was also given the right to nominate one director to the Marathon board of directors.

Share Exchange Agreements

On May 17, 2018, the Company entered into a Share Exchange Agreement with Marathon, Kaneh Bosm Biotechnology Inc. (n/k/a International Cannabis Corp. (OTC: KNHBF)) and certain other sellers of Marathon capital stock. Under the Share Exchange Agreement, the Company agreed to transfer 2.5 million shares in Marathon to KBB, a corporation incorporated under the laws of the Province of British Columbia and a public reporting issuer on the Canadian Securities Exchange, in exchange for 5 million shares of KBB. On July 16, 2018, the Company completed a new Share Exchange Agreement (the “New SEA”) by and among Marathon, KBB, and certain other sellers of Marathon capital stock. Pursuant to the terms of the New SEA, the Company transferred its remaining one-half interest (2.5 million shares) in Marathon to KBB. The Company received an additional five million shares of KBB. Completion of the New SEA by the Company was subject to satisfaction of various conditions precedent all of which were satisfied. The ten million shares of KBB owned by the Company constituted approximately 7% of the 141,219,108 shares of capital stock of KBB then issued and outstanding. The Company does not have the ability to exercise significant influence over KBB.

Employees

As of December 31, 2018, the Company had one full-time employee. On October 1, 2016, the Company entered into an Employment Agreement with Konstantinos Vassilopoulos to act as the Company’s US Finance Manager. In addition, our Chairman, CEO and CFO, Grigorios Siokas, provides services to the Company, but is under no employment agreement or similar contract and is not being compensated for these services.

As of December 31, 2018, our subsidiaries in Greece had 63 full-time employees in total, out of which 7 are engaged in the sales department, 4 in exports, 6 in the purchase department, 5 in the marketing department, 26 in logistics/warehouse services & transportation works, 3 in pharmacy and quality assurance, 5 in the accounting department, 5 in the finance & development department and 2 in the IT department. Our employees are not members of any unions. We consider our relations with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.

As of December 31, 2018, Decahedron had three full-time employees.

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

Research and Development Expenditures

The Company entered into a Research & Development agreement with Doc Pharma S.A. Doc Pharma S.A is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the wife of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma SA in the past. Doc Pharma is a pharmaceutical manufacturer with production facilities in Athens, Greece, certified under Good Manufacturer Practices (GMP). The agreement outlines the development and contract manufacturing of Cosmos Holdings' complete line of Nutraceutical Products. Under the agreement, Doc Pharma S.A. will provide its services to research, develop formulation, complete product registration, design product packaging, and provide market-ready products. The first sales of our own brand of nutraceuticals were posted in the fourth quarter of 2018.

Subsidiaries

As of year-end, the Company's subsidiaries were SkyPharm S.A. based in Greece, Cosmofarm Ltd based in Greece, and Decahedron Ltd based in the United Kingdom.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company rents five corporate offices:

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

•

Prior to the sale on September 30, 2018, the Company’s Cyprus office of Amplerissimo was located at 9, Vasili Michaelidi Street, 3026, Limassol, Cyprus. The Company had a one-year lease which commenced on July 29, 2013 and was last renewed through July 2018 at the rate of €110 ($124) per month.

•

The Greece office of SkyPharm is located at 5, Agiou Georgiou Street, 57001, Pylaia, Thessaloniki, Greece. The Company has a six-year lease which commenced on September 1, 2014 at the rate of €4,325 (approximately $4,802) per month. Beginning May 2017, the Company last amended their original lease including additional square footage within this building at an additional cost of €4,675 ($5,356) per month. As a result, the total monthly lease amount is now €9,000 ($10,310) per month.

•

The offices of Decahedron are located at Unit 11 Spice Green Centre, Flex Meadow, Harlow, CM19, 5TR, Essex, U.K. for which we pay approximately ₤1,908 ($2,430) per month, under a one-year amendment to a lease dated October 25, 2011, which commenced on October 25, 2016 and expires on October 24,2021.

•

As of December 31, 2018, the offices of Cosmofarm were located at Herakleous 39, Neos Kosmos, Athens, Attiki, Greece, 11743. The lease of €1,400 ($1,654) per month expired on March 31, 2019. Cosmofarm has subsequently moved its principal offices to Gonata Stylianou 15, Peristeri, Attiki, Greece 12133. The Company has a ten-year lease which commenced on July 18, 2018, at the rate of €3,333 ($3,809), subject to a grace period until September 30, 2018. Rent expense did not accrue from July 18, 2018, to September 30, 2018. The Company rents additional square footage at Missonos 15-17, Neos Kosmos, Athens, Attiki, Greece, 11743. The Company has a three-year lease which commenced on May 1, 2017, at a rate of €400 ($457) per month.

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

The following table sets forth the range of reported high and low closing bid quotations for our common stock for the fiscal quarters indicated as reported by the OTC BB or the OTC QB, as applicable (as adjusted for periods prior to November 21, 2017, for the 1 for 10 reverse stock split we completed on such date). The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low

Year Ended December 31, 2018
March 31, 2018	$12.50	$8.60
June 30, 2018	8.50	5.00
September 30, 2018	9.00	4.45
December 31, 2018	7.40	3.00

Year Ended December 31, 2017
March 31, 2017	9.40	7.40
June 30, 2017	8.70	4.01
September 30, 2017	6.60	4.20
December 31, 2017	10.65	4.51

Holders of Our Common Stock

As of December 31, 2018, we had 13,878,772 shares of our common stock issued and 13,705,082 shares outstanding, held by approximately 176 stockholders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

We are currently focusing our existing operations on expanding the business of our subsidiaries, SkyPharm (Greece) and Decahedron (UK), in order to become an international pharmaceutical company. The Company’s focus will be on Branded Pharmaceuticals, Over-the-Counter (OTC) medicines, and Generic Pharmaceuticals. The Company also intends to expand into Cosmetic-Beauty Products as well as Food Supplements and targets areas where we can build and maintain a strong position. The Company has already created its own line of vitamins and food supplement products under the brand name Sky Life Premium and targets areas where it can build and maintain a strong position. The Company uses a differentiated operating model based on a lean, nimble and decentralized structure, with an emphasis on acquisitions of established companies and our ability to maintain better pharmaceutical assets than others. This operating model and the execution of our corporate strategy are designed to enable the Company to achieve sustainable growth and create added value for our shareholders. In particular, we look to enhance our pharmaceutical and over-the-counter product lines by acquiring or licensing rights to additional products and regularly evaluate selective company acquisition opportunities.

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

On May 20, 2016, the Company entered into a Non-Binding Memorandum of Understanding with Doc Pharma SA to purchase the company for a combination of cash and stock to be agreed upon. Doc Pharma S.A is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the wife of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma SA in the past. Doc Pharma is a pharmaceutical manufacturer with production facilities in Athens, Greece, certified under Good Manufacturer Practices (GMP). The company owns numerous licenses of generic medicines and uses its own network of pharmaceutical sales representatives to communicate its products with doctors. The company also trades prototype medicines, food supplements and cosmetics. Closing of the transaction is subject to execution of definitive exchange agreements, a full audit of Doc Pharma, satisfactory completion of due diligence of Doc Pharma, tax and legal consideration and other customary closing conditions. The Memorandum of Understanding expired on December 31, 2016, and has not been formally renewed or extended, however is being pursued.

The following significant events and transactions occurred during 2018 and through the date of the filing of this Annual Report on Form 10-K:

The Company for the period ended December 31, 2018 has recorded total revenues of $37,083,882 with costs of revenues of $34,675,242 and has incurred operating expenses of approximately $3,637,062 in connection with these operations. The Company borrowed an aggregate of approximately $6,400,000 in loans as of December 31, 2018.

On November 17, 2016, Cosmos Holdings Inc. entered into a Stock Purchase Agreement (the “Decahedron SPA”) with Decahedron and the shareholders of Decahedron. The Company consummated this transaction on February 10, 2017. The terms of the Decahedron SPA provided that the Company would acquire all of the issued and outstanding shares of Decahedron. In exchange for the shares of Decahedron, the Company will issue to the Decahedron shareholders an aggregate amount of 170,000 shares of the Company’s common stock. The Decahedron SPA provided that following the closing of the transaction, the principal and majority shareholder of Decahedron, Nicholas Lazarou would be retained as a Director and COO of Decahedron with a salary of 10,000 GBP per month (approximately US $12,270).

As of October 3, 2017, the Company, entered into a Research & Development agreement with Doc Pharma S.A., a pharmaceutical manufacturer with production facilities in Athens, Greece, certified under Good Manufacturer Practices (GMP). The agreement outlines the development and contract manufacturing of Cosmos Holdings' complete line of Nutraceutical Products. Under the agreement, Doc Pharma S.A. will provide its services to research, develop formulation, complete product registration, design product packaging, and provide market-ready products. Sale of food supplements by the Company commenced in September 2018. Sales of the Company’s own line started in the fourth quarter of 2018.

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

On September 4, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) and completed the financing with two institutional investors who had previously purchased $3,350,000 principal amount of senior convertible notes in November 2017 (the “November Notes”) as amended in February 2018 and September 2018. The Company issued, for a $2,000,000 purchase price, $2,233,333 in aggregate principal amount of Senior Convertible Notes (the “Notes”) convertible into 372,223 shares of Common Stock at $6.00 per share and five-year Warrants to purchase an aggregate of 357,334 shares of common stock exercisable at $7.50 per share. The Company received net proceeds of $1,845,000 after deduction of offering costs. See “Debt Obligations - Senior Convertible Notes” below.

On September 30, 2018, the Company entered into a Share Purchase Agreement (“SPA”) with Abbydale Management Limited, an unaffiliated third party incorporated in Belize. The Company sold one hundred (100%) percent of the issued share capital of its subsidiary, Amplerissimo Ltd., a limited liability company organized under the laws of Cypress, to the purchaser for a purchase price of €5,000 ($5,811). Amplerissimo had previously transferred one hundred (100%) percent of the capital stock of Sky Pharm SA to the Company. The information technology business of Amplerissimo is not a priority of the Company and the Company decided to not pursue such business.

Acquisition - Cosmofarm Ltd.

On December 19, 2018, the Company completed the purchase of all of the capital stock of Cosmofarm Ltd., a pharmaceutical wholesaler based in Athens, Greece. The principal of the selling shareholder is Panagiotis Kozaris, who remained with Cosmofarm as a director and chief operating officer once it became a wholly-owned subsidiary of the Company. Grigorios Siokas, the Company’s CEO, became the new CEO of Cosmofarm. Mr. Kozaris had no prior relationship to the Company other than as an independent shareholder. The purchase price payable is €200,000 evidenced by a promissory note. Closing of the acquisition was subject to satisfactory completion of due diligence, delivery of audited and interim financial statements of Cosmofarm subject to being audited by PCAOB auditors, no material adverse change in the business or financial condition of Cosmofarm, all necessary consents and approvals to complete the acquisition have been obtained and other customary closing conditions.

Cosmofarm’s primary activity as a pharmaceutical wholesaler is the distribution of pharmaceuticals (mainly prescription), OTC products and nutraceuticals to a growing network of over 320 pharmacies and 14 wholesalers primarily located in the greater Athens, Greece region. Cosmofarm consistently invests in upgrading automation capacity. Cosmofarm operates a fully automated ROWA (German pharmacy robotics) robotic warehouse system that ensures 0% error selection rate and accelerates the distribution process while ensuring higher cost-efficiency from local competitors. To boost cost-efficiency and better facilitate its growing operations, the Company is in the process of relocating to a larger building. Cosmofarm also seeks to expand its current operations automation investments by acquiring fully-integrated order management systems and additional robotic logistics over equipment.

Flexible/adaptive credit policies is a major differentiator in capturing additional pharmacies. By methodically screening clients and closely managing cash flow, Cosmofarm has been able to grow its network while keeping debt levels low. In yielding high cost-efficiency, automated warehouse management systems enables the company to be in a position to choose to offer discounts in a growing customer network. Cosmofarm actively targets and captures pharmacies that achieve high-volume sales of OTC products and nutraceuticals which are among the fastest growing categories.

Results of Operations

Year ended December 31, 2018 versus December 31, 2017

For the year ended December 31, 2018, the Company had a net loss of $9,060,658 on revenue of $37,083,882, versus a net loss of $6,209,768 on revenue of $30,013,378, for the year ended December 31, 2017.

Revenue

Revenue during the Company's twelve-month period ended December 31, 2018, increased by 24% as compared to revenues in the period ended December 31, 2017. This increase is mainly because of the organic growth attributed to our subsidiary, SkyPharm, which continued the development of sales even more aggressively during the year ended December 31, 2018, as well as through the additional revenue from our subsidiary, Decahedron, based in the United Kingdom of England.

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

Cost of Revenue

For the twelve months ended December 31, 2018, we had direct costs of revenue of $34,675,242 associated to cost of goods sold versus $28,057,111 from the prior fiscal year ended December 31, 2017. Cost of revenue year over year increased by 24%.

Gross Profit

Gross profit for the year ended December 31, 2018 was $2,408,640 compared with the $1,956,267 for the year ended December 31, 2017. Gross profit increased by $452,373 or 23% from the prior fiscal year. The increase in the gross profit was primarily due to the increase of Company’s main revenue source of trading, sourcing and distribution of pharmaceutical products.

Operating Expenses

For the year ended December 31, 2018, we had general and administrative costs of $3,593,132 and depreciation and amortization expense of $43,930 for a net operating loss of $1,228,422. For the year ended December 31, 2017, we had general and administrative costs of $4,852,801, depreciation and amortization expense of $25,903 and goodwill impairment of $1,949,884 for a net operating loss of $4,872,321

The approximate 47% decrease in operating expenses in the year ended December 31, 2018, versus the prior year ended, is primarily due to the acquisition of Decahedron and the fact that 100% of the goodwill acquired, or $1,949,884, was fully impaired in the year ended December 31, 2017. In addition, there was a 78% decrease in consulting expenses primarily due to the Company having expensed $1,137,793 in prepaid consulting and advisory fees in the year ended December 31, 2017. Consulting, auditing and accounting expenses consistently constitute a critical bulk of operating costs for the activities of the Company.

Interest Expenses

For the year ended December 31, 2018, we had interest expense of $967,824, non-cash interest expenses of $5,839,581 related to the fair value of warrants for services, extinguishment of debt and the amortization of debt discount and $264 of interest related to loans from related parties versus the year ending December 31, 2017 where we had interest expense of $748,474, non-cash interest expenses of $886,483 related to the fair value of warrants for services and the amortization of debt discount and $2,592 of interest related to loans from related parties.

Unrealized Foreign Currency losses

Additionally, we had an unrealized foreign currency translation gain of $1,418,057 for the year ended December 31, 2018 such that our net comprehensive loss for the period was $7,642,601 versus the unrealized foreign currency loss of $334,766 such that our net comprehensive loss for the period was $6,544,534 for the twelve months ended December 31, 2017.

Going Concern

The Company's consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net loss of $9,060,658 for the year ended December 31, 2018, and had an accumulated deficit of $16,272,645 as of December 31, 2018. The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Liquidity and Capital Resources

As of December 31, 2018, the Company had a working capital deficit of $3,927,074 versus a working capital deficit of $4,192,984 as of December 31, 2017. This decrease in the working capital deficit is primarily attributed to the Company’s investment in ICC (f/k/a KBB) in the year ended December 31, 2018.

As of December 31, 2018, the Company had net cash of $864,343 versus $782,853 as of December 31, 2017. For the twelve months ended December 31, 2018, net cash used in operating activities was $1,155,306 versus $8,760,141 net cash used in operating activities for the twelve months ended December 31, 2017. The Company has devoted substantially all of its cash resources to apply its investment program to expand through organic business growth and, where appropriate, the execution on selective company and license acquisitions, and incurred significant general and administrative expenses to enable it to finance and grow its business and operations.

During the twelve months period ended December 31, 2018, there was $195,772 net cash used in investing activities versus $14,479 used in during the year ended December 31, 2017. This was primarily due to the increased purchase of fixed assets by SkyPharm and Cosmofarm offset by cash received in the acquisition of Cosmofarm.

During the twelve months period ended December 31, 2018, there was $1,988,302 of net cash and cash equivalents provided by financing activities versus $9,291,089 provided by financing activities during the twelve months period ended December 31, 2017.

We believe that our current cash in our bank account and working capital as of December 31, 2018 will satisfy our estimated operating cash requirements for the next twelve months. However, the Company will require additional financing in fiscal year 2019 in order to continue at its expected level of operations and potential acquisitions. If the Company is unable to raise additional funds in the future on acceptable terms, or at all, it may be forced to curtail its development activities.

We anticipate using cash in our bank account as of December 31, 2018, cash generated from the operations of the Company and its operating subsidiaries and from debt or equity financing, or from loans from management, to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obligated to provide these or any other funds.

Debt Obligations

Loan Facility

On August 4, 2016, SkyPharm entered into a Loan Facility Agreement, last amended on April 18, 2018, with Synthesis Peer-To-Peer Income Fund (the “Loan Facility” and the “Lender”). As of December 31, 2017, the outstanding balance under the Loan Facility was $3,117,287 (€2,592,986) excluding interest expense, of which $136,800 has been paid. The principal balance under the Loan Facility was $3,078,422 as of December 31, 2018. Until January 1, 2018, advances under the Loan Facility accrued interest at ten percent (10%) per annum from the applicable date of each drawdown and require quarterly interest payments. The interest rate was restated as of January 1, 2018 to four (4%) percent plus quarterly Libor Payments, plus two (2%) percent default interest on unpaid amounts in addition to the interest rate. The Loan Facility permits prepayment and is due upon the earlier of (i) 75 days following demand of the Lender; or (ii) December 31, 2021, as last amended. The Loan Facility is secured by a personal guaranty of Grigorios Siokas which is secured by a pledge of 1,000,000 shares of common stock of the Company owned by Mr. Siokas.

On April 18, 2018, SkyPharm S.A. entered into a ten-year Advisory Agreement with Synthesis Management Limited (the “Advisor”). The Advisor was retained to assist SkyPharm to secure corporate finance capital. The Advisor shall be paid €104,000 per year during the ten-year term, all of which have been pre-paid by SkyPharm for future financing services.

Bridge Loans

On March 16, 2017 and March 20, 2017, SkyPharm entered into loan agreements with the Synthesis Peer-To Peer-Income Fund (the “Bridge Loans”). The Bridge Loans provided to SkyPharm loans of €41,590 ($50,000) and €100,000 ($120,220), respectively, during the year ended December 31, 2017. The Bridge Loans accrue interest at a rate of 10% per annum and were repayable on April 16, 2017 and April 20, 2017, respectively, together with all other amounts then accrued and unpaid. On April 16, 2017, the maturity dates were amended for no additional consideration or change in terms and conditions. The maturity dates of both loans were amended, and they matured on May 16, 2017 and May 20, 2017, respectively. Pursuant to the above described April 18, 2018 agreement and effective January 1, 2018, the Company reached an agreement with Synthesis Peer-To-Peer Income Fund such that the March 20, 2017 loan would have a fixed USD payoff amount of $106,542. As a result of this agreement the Company recorded a gain on settlement of debt of €16,667 ($19,909) related to the reduction of the USD payoff amount and an additional gain on settlement of debt of €3,950 ($4,781) related to interest that had accrued on the original amount of the loan. The Company has accrued interest expense of an aggregate total of €14,504 ($16,857) for both loans and the outstanding balances of these loans was €43,645 ($50,000) and €93,001 ($106,542), respectively, as of December 31, 2018.

On May 5, 2017, SkyPharm entered into a loan agreement with Synthesis Peer-To-Peer Income Fund for €28,901 ($34,745). The loan accrues interest at a rate of 10% per annum and matured on September 30, 2017. The Company has accrued interest expense of €3,410 ($3,906) and the outstanding balance on this loan was €30,329 ($34,745) as of December 31, 2018.

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

• 2% of the maximum principal amount as an origination fee.

• A one percent (1%) monthly fee.

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

• 2% of the maximum principal amount as an origination fee.

• A one percent (1%) monthly fee.

On November 16, 2017, SkyPharm signed an amended agreement with Synthesis Structured Commodity Trade Finance Limited that increased the maximum aggregate facility limit from €2,000,000 ($2,464,000) to €6,000,000 ($7,392,000). All other terms of the original agreement remain the same. The Company also obtained consents from Synthesis Peer-to-Peer Income Fund in connection with obtaining the November 2017 convertible debt financing.

On May 16, 2018, SkyPharm S.A., as Commodity Buyer, entered into a Supplemental Deed of Amendment (the “Deed”) relating to the above-described SkyPharm Facility dated May 12, 2017, as amended, with Synthesis Structured Commodity Trade Finance Limited (“Synthesis”), as Loan Receivables Originator. Under the SkyPharm Facility, as amended, there was a principal balance of €5,866,910 outstanding as of March 31, 2018. SkyPharm made a payment of €1,000,000 ($1,162,200) of interest and principal on May 31, 2018 under the terms and conditions of the Deed. Additionally, the maturity date for the facility was amended such that, the full principal amount was to be repaid no later than May 31, 2021, subject to a repayment schedule to be agreed upon by SkyPharm and Synthesis. Notwithstanding that fact and the hereinafter disclosed Further Amendment on October 17, 2018, Synthesis retained the right to terminate the SkyPharm Facility at any time and demand repayment of all outstanding principal and interest in full within six (6) months from the date of notification.

The SkyPharm Facility was amended to provide, among other things:

•	A listing of approved purchasers;

•	To permit SkyPharm to request Synthesis to make payments under the SkyPharm Facility directly to SkyPharm so that SkyPharm can discharge its obligations to a commodity seller directly;

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

•	The maximum aggregate amount of the SkyPharm Facility is €15,000,000, although there is no commitment for any future loans under the SkyPharm Facility;

•

The interest rate on the SkyPharm Facility for: (i) all lending in U.S. dollars is the one-month LIBOR plus six (6%) percent margin; and (ii) for all lending in Euro, the one-month Euribor Rate plus six (6%) percent per annum, commencing June 1, 2018.

The Deed is conditioned upon, among other things, execution and perfection of a Bulgarian Amended Pledge (“BAP”) having priority over the Bulgarian Pledge Accounts with Unicredit Bulbank AD; and the Approved Purchasers are to make all payments to SkyPharm directly to the BAP. On May 16, 2018, SkyPharm and Synthesis also entered into an Account Merge Agreement (the “Pledge”) as a requirement under the above-described Deed. Under the Pledge, Synthesis is to receive a first ranking securities interest in SkyPharm’s outstanding receivables under the Bulgarian bank account. During the year ended December 31, 2018, SkyPharm borrowed an additional €270,000 ($247,117) in funds. The draw on the SkyPharm Facility was €2,000,000 ($2,291,200) and $4,000,000 as of December 31, 2018 (see below), and the Company has accrued $0 and $19,834, respectively in interest expense related to this agreement.

On October 17, 2018, SkyPharm entered into a Further Amendment to Supplemental Deed with Synthesis. The outstanding principal balances under the SkyPharm Facility as of October 17, 2018 will be US$4,000,000 and €2,000,000. All accrued interest and any other fees outstanding as of October 1, 2018 were forgiven. Interest commenced on October 1, 2018 at six (6%) percent per annum plus one-month EURIBOR, when it is positive, and 6% per annum plus USD one-month LIBOR. Provided the Facility has not been terminated as of August 31, 2019, SkyPharm shall repay the principal amount in quarterly installments of €125,000 and US$150,000 commencing no later than August 31, 2019. The remaining unpaid principal shall be repaid in full with all other outstanding amounts at final maturity of August 31, 2021, subject to Synthesis’s right to terminate the facility and demand repayment of all outstanding principal and interest within six (6) months of notification. SkyPharm was required to open accounts with Varengold Bank AG no later than November 30, 2018.

The Company recorded a total debt discount of €117,338 ($137,063) in origination fees associated with these loans, which was amortized over the original terms of the agreements. Amortization of debt discount for year ended December 31, 2017 was €61,295 ($69,269). Amortization of the debt discount for the year ended December 31, 2018 was €56,043 ($66,226) and resulted in the full amortization of the debt discount.

Senior Convertible Notes

On September 4, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) and completed the financing with two institutional investors who had previously purchased $3,350,000 principal amount of senior convertible notes in November 2017 (the “November Notes”) as amended in February 2018 and September 2018, as set forth hereinafter. The Company issued, for a $2,000,000 purchase price, $2,233,333 in aggregate principal amount of Senior Convertible Notes (the “Notes”) convertible into 372,223 shares of common stock at $6.00 per share and five-year Warrants to purchase an aggregate of 357,334 shares of common stock exercisable at $7.50 per share. The Company received net proceeds of $1,845,000 after deduction of offering costs. On December 12, 2018, the Company entered into a Third Amendment and Exchange Agreement, pursuant to which the conversion price of the Notes was reduced to $3.478 per share solely with respect to an aggregate of $1,333,333.33 of indebtedness which was then converted. The remaining balance of $261,903 was repaid on January 1, 2019.

No interest shall accrue under the Notes unless and until an Event of Default (as defined below) has occurred and is not cured and will then accrue at 18% per annum. As of the date of this prospectus, no such event of default has occurred. Subject to the Blocker (as defined below), the Company pre-delivered up to 372,223 shares of common stock to the holders. Eighty-five percent (85%) of any cash proceeds received by the holders of the Notes from the sale of pre-delivery shares issued as collateral shall be applied against the particular installment amount then due. The Notes are pari passu in right of payment to the November Notes and senior to all existing and future indebtedness except Permitted Indebtedness which includes $12 million of senior secured indebtedness of the Company and its subsidiaries under an existing loan agreement described herein, plus defined amount of purchase money indebtedness in connection with bona fide acquisitions.

In the event of an issuance of common stock for a consideration less than the Conversion Price (other than Excluded Securities, as defined) the Conversion Price shall be reduced to the price of the dilutive issuance (the “Conversion Price”). Upon an Event of Default (as defined) regardless of whether such event has been cured, the Buyers may convert at an alternative conversion price equal to the lower of the then applicable Conversion Price or seventy-five (75%) percent of the then Volume-Weighted Average Price (as defined, the “VWAP”). The Company valued the beneficial conversion feature at intrinsic value and has recorded $934,922 to debt discount, which will be amortized over the life of the Notes.

Events of Default, none of which have occurred as of the date of this prospectus, are defined under the Notes to include among others: (i) failure to pay principal, interest, late charges or any other amounts when due after any applicable cure period, under the Notes or any other instrument delivered in connection with the transaction; (ii) any default of at least $75,000 of indebtedness other than with respect to the Note and/or the entry of a final judgment concerning the foregoing; (iii) any bankruptcy, liquidation or other similar proceeding not dismissed within thirty (30) days of its initiation, or any voluntary bankruptcy or similar proceeding commenced by the Company or any subsidiary, or an admission in writing of its inability to pay its debts generally as they become due; (iv) the entry by a court of a decree, order, judgment or similar document in respect of the Company or any subsidiary of a voluntary or involuntary bankruptcy or similar proceeding; (v) any breach of a representation, warranty, covenant or other term or condition of any document in connection with this transaction except if curable, the breach remains uncured for two consecutive trading days; (vi) a Material Adverse Effect (as defined in the SPA) occurs; (vii) failure to meet filing and effectiveness deadlines concerning this registration statement; (viii) failure to convert the Notes or deliver underlying common stock on a timely basis; (ix) suspension from trading or listing of the common stock for five consecutive trading days; (x) failure to reserve at least 150% of the number of shares of common stock issuable upon conversion of the Notes and/or exercise of the Warrants; and (xi) any Event of Default occurs with respect to the November Notes which was exchanged in February for new notes.

The Notes provide that upon an Event of Default, the Buyers may require the Company to redeem (regardless of whether the Event of Default has been cured) all or a portion of the Notes at a redemption premium of one hundred twenty-five (125%) percent, multiplied by the greater of the conversion rate and the then current market price. The Buyers may also require redemption of the Notes upon a Change of Control (as defined) at a premium of one hundred twenty-five (125%) percent.

The Warrants have a five-year term and are exercisable into 357,334 shares of common stock beginning May 1, 2019 or six months after the issue date. The Warrants are exercisable at $7.50 per share subject to full ratchet anti-dilution protection (see above). As of the date of filing of this registration statement, there were no anti-dilution trigger events. The Warrants will be exercisable on a cashless basis if a registration statement is not effective covering the resale of the underlying Warrant Shares. The Company calculated the warrants at relative fair value of approximately $910,078, which was recognized as a discount to the Notes and is being amortized as interest expense over the remaining term of the Notes.

Conversion of the Notes and exercise of the Warrants are each subject to a blocker provision which prevents any holder from converting or exercising, as applicable, the Notes or the Warrants, into shares of common stock if its beneficial ownership of the common stock would exceed 9.99% of the Company’s issued and outstanding common stock (each, a “Blocker”).

A registration statement (No. 333-227813), covering one hundred fifty (150%) percent of the maximum number of shares, underlying the Notes and Warrants, was declared effective by the SEC on November 1, 2018.

As a condition to the closing of the Financing, each Buyer, severally, executed a leak-out agreement (each, a “Leak-Out Agreement”) restricting such Buyer’s sale of shares of common stock underlying the Notes and Warrants on any Trading Day to not more than such Buyer’s pro rata allocation of the greater of (x) sales with net proceeds of an aggregate of $20,000 or (y) twenty-five (25%) percent of the daily average trading volume of the Company’s common stock. If after the closing of the Financing there is no Event of Default under the Notes, the VWAP of the Company’s common stock for three (3) trading days is less than $1.50 per share, the Company may further restrict the Buyers from selling at less than $1.50 per share; provided that the portion of the Notes subject to redemption on each Installment Date shall thereafter double.

Roth Capital Partners, LLC (“Roth”), as the Company’s exclusive placement agent received a cash commission for this transaction of $140,000, equal to seven (7%) percent of the total gross proceeds of the offering and the issuance of five-year warrants to purchase seven (7%) percent of the shares of common stock issued or issuable in this offering (excluding shares of common stock issuable upon exercise of any Warrants issued to investors, or 26,056 shares); however, will receive seven (7%) percent of any cash proceeds received from the exercise of any Warrants sold in the offering with an expiration equal to or less than twenty-four (24) months. The Warrants are exercisable six (6) months after the date of issuance, or March 4, 2019.

On November 15, 2017, the Company entered into a Securities Purchase Agreement (the “SPA”) with two institutional investors pursuant to which the Company issued on November 16, 2017, for a $3,000,000 purchase price, $3,350,000 in aggregate principal amount of Senior Convertible Notes (the “Notes”) convertible into 670,000 shares of common stock at $5.00 per share and five-year Warrants to purchase an aggregate of 536,000 shares of common stock exercisable at $7.50 per share. Pursuant to the above-described Third Amendment dated December 12, 2018, 536,000 warrants were exchanged for new warrants exercisable for an aggregate of 727,683 shares of common stock. The Company received net proceeds of $2,686,000 after deduction of offering costs. On February 20, 2018, the Company entered into two separate Amendment and Exchange Agreements (“Exchange Agreements”) with the two institutional investors for new senior convertible notes (“New Notes”) in exchange for existing notes. Each New Note is identical in all material respects to the Existing Note, except that (i) the New Note shall not be convertible into shares of the Company’s common stock (the “Common Stock”) until April 20, 2018, (ii) all future cash installment payments under such New Note will be made at a redemption price equal to 112% of the applicable installment amount, (iii) the Company’s existing obligation to initially deliver pre-delivery shares of its common stock to the holder of such New Note was deferred until April 20, 2018, and (iv) at any time on or before June 20, 2018, the Company had the right, at its option, to redeem all, or any part, of the amounts then outstanding under such New Note in cash at redemption price equal to 125% of such amounts then outstanding under such New Note. The Company will repay the principal amount of the Notes in equal monthly installments beginning on January 1, 2018 and repeating on the first business day of each calendar month thereafter until February 1, 2019 (as last amended on September 27, 2018). The remaining balance was repaid on February 1, 2019. No interest shall accrue under the Notes unless and until an Event of Default (as defined) has occurred and is not cured. Eighty-five percent (85%) of any cash proceeds received by the holders of the Notes from the sale of pre-delivery shares issued as collateral shall be applied against the particular installment amount then due. The Notes are senior in right of payment to all existing and future indebtedness except Permitted Indebtedness which includes $12 million of senior secured indebtedness of the Company and its subsidiaries under the above described Synthesis loan agreements, plus defined amount of purchase money indebtedness in connection with bona fide acquisitions. A registration statement (No. 333-222061) covering one hundred fifty (150%) percent of the maximum number of shares (subject to SEC limitations) was declared effective by the SEC on May 14, 2018.

Roth Capital Partners, LLC (“Roth”), as the Company’s exclusive placement agent, received a cash commission for this transaction of $240,000, equal to eight (8%) percent of the total gross proceeds of the offering and the issuance of five-year warrants to purchase eight (8%) percent of the shares of Common Stock issued or issuable in this offering (excluding shares of Common Stock issuable upon exercise of any Warrants issued to investors, or 53,600 shares); however, will receive eight (8%) percent of any cash proceeds received from the exercise of any Warrants sold in the offering with an expiration equal to or less than twenty-four (24) months. The Warrants are exercisable six (6) months after the date of issuance, or May 16, 2018.

Related Party Indebtedness

Doc Pharma S.A

On November 1, 2015, the Company entered into a €12,000 ($12,662) Loan Agreement with Doc Pharma S.A., pursuant to which Doc Pharma S.A., paid existing bills of the Company in the amount of €12,000 ($12,662), excluding the Vendor Bills. The loan bears an interest rate of 2% per annum and was due and payable in full on October 31, 2016. As of December 31, 2018, the Company had an outstanding principal balance under this note of €12,000 ($13,474) and accrued interest expense of $836.

Doc Pharma S.A is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the wife of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma SA in the past.

Grigorios Siokas

On October 1, 2016, the Company borrowed €5,000 ($5,276) from Mr. Siokas, CEO, related to its subsidiary’s purchase of additional capital of SkyPharm. The loan is non-interest bearing and has a maturity date of October 1, 2017. During the year ending December 31, 2017, the Company borrowed an additional €1,000 ($1,202). On September 30, 2018, the debt, amounting to €6,000 ($6,973) was transferred to the third-party purchaser of Amplerissimo pursuant to the Share Purchase Agreement. As of December 31, 2018, the Company had an outstanding principal balance of $0 and no accrued interest under this loan.

During the year ended December 31, 2016, the Company borrowed €90,500 ($95,496) as additional loans payable from Grigorios Siokas. During the year ended December 31, 2017, the Company borrowed an additional €623,621 ($749,717) and, as of December 31, 2017, the Company paid back the entire outstanding balance of the loans or €714,121 ($858,516). During the year ended December 31, 2018, the Company borrowed €1,622,700 ($1,917,545) of loans payable from Grigorios Siokas and repaid €269,000 ($317,877) of these loans. These loans are non-interest bearing and have no maturity dates. As of December 31, 2018, the Company had an outstanding principal balance of the loans or €1,353,700 ($1,550,799).

During the year ended December 31, 2018, the Company borrowed an additional $382,000 from Grigorios Siokas and repaid $155,000. These loans are non-interest bearing and have no maturity dates. As of December 31, 2018, the Company had an outstanding principal balance of $227,000 under these loans.

On December 20, 2018, the €1,500,000 ($1,718,400) note payable, originally borrowed pursuant to a Loan Agreement with a third-party lender, dated March 16, 2018, was transferred to Grigorios Siokas. The note bears an interest rate of 4.7% per annum and has a maturity date of March 18, 2019. As of December 31, 2018, the Company had an outstanding principal balance of €1,500,000 ($1,718,400) and accrued interest of €55,631 ($63,371).

Grigorios Siokas is the Company’s CEO and principal shareholder, and is hence considered a related party to the Company.

Ourania Matsouki

During the year ended December 31, 2016, the Company borrowed €44,995 ($47,479) from Mrs. Matsouki, Grigorios Siokas’ wife and CEO of Doc Pharma. During the year ended December 31, 2017, the Company borrowed an additional €55,000 ($66,121). These loans have no formal agreement and bear no interest. As of December 31, 2017, the Company repaid the outstanding balance of €99,995 ($120,214) of these loans. During the year ended December 31, 2018, the Company borrowed an additional €30,000 ($34,368). As of December 31, 2018, the Company had repaid the outstanding balance of €30,000 ($34,368) of these loans.

Dimitrios Goulielmos

On November 21, 2014, SkyPharm entered into a Loan Agreement with Dimitrios Goulielmos, former Chief Executive Officer, and a current director of the Company, pursuant to which the Company borrowed €330,000 ($401,115) from Mr. Goulielmos. The Loan bore an interest rate of 2% per annum and was due and payable in full on May 11, 2015. On November 4, 2015, €130,000 ($142,860) in principal and the related accrued interest of €733 ($806) was forgiven and the remaining balance of €200,000 will no longer accrue interest as part of the stock purchase agreement with Grigorios Siokas on November 4, 2015 referenced above. As of December 31, 2016, €60,000 ($63,312) of the loan was paid back. During the year ended December 31, 2017 an additional €70,500 ($84,755) was paid back. During the year ended December 31, 2018, the Company paid back an additional €16,000 ($18,907) and as of December 31, 2018, an outstanding principal balance of €53,500 ($61,290) and €0 ($0) accrued interest remains.

Konstantinos Vassilopoulos

During the year ended December 31, 2018, the Company borrowed and repaid an aggregate of $168,000 to Mr. Konstantinos Vassilopoulos. These loans have no formal agreement and bear no interest. As of December 31, 2018, an outstanding principal balance of $0 and $0 accrued interest remains.

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

We are also committed to pursuing various forms of business development; this can include trading, alliances, licenses, joint ventures, dispositions and acquisitions. Moreover, we hope to continue to build on our portfolio of pharmaceutical products and expand our product pipeline to generic and nutraceutical products. Thus, we plan to formulate a sound sales distribution network specializing in generic as well as in cosmetics and food supplement products.

Our main objective is expanding the business operations of our current subsidiaries, SkyPharm and Decahedron by concentrating our efforts on becoming an international manufacturing, trading and distribution pharmaceutical company. The Company's focus is on branded pharmaceuticals, over-the-counter (OTC) medicines, and generics, with plans to expand its food supplements and to target areas where we can build and maintain a strong position.

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

The Company, in the following twelve months, intends to start its business operation within the food supplements market, as well as substantially grow its business operations within the generic pharmaceutical products market. These industries are highly competitive and may significantly affect the Company's sales of these products, including, but not limited to, price and cost-effectiveness, marketing effectiveness, product labeling, quality control and quality assurance.

Changes in the behavior and spending patterns of purchasers of pharmaceutical and healthcare products and services, including delaying medical procedures, rationing prescription medications, reducing the frequency of doctor visits and foregoing healthcare insurance coverage, may impact the Company's business.

In addition to expanding our product portfolio we also plan to evaluate offering our products and services to different geographical markets. We are currently focused on to our customers throughout the European Union. We plan on expanding our geographical reach to new eras outside the European Union market, although we currently have no binding agreements, commitments or contracts in any of these geographical markets. Some of the methods we will use to accomplish this are: promoting our brand and marketing our products and services through the Internet to new geographic areas, creating strategic relationships with companies in the new geographical regions, and possibly acquiring companies that operate in new geographical regions. We anticipate that we will spend $70,000 evaluating the different methods and regions to which we plan to expand. This cost is made of up primarily legal fees, consulting fees, accounting and auditing fees as well as related development expenses. We assess the foreseeable development of a target as being positive.

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

Revenue Recognition

The Company adopted the modified retrospective adoption in accordance with ASC 606 – Revenue from Contracts with Customers, on January 1, 2018. The new guidance introduces a five-step model for recognizing revenue by applying the following steps: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the performance obligations are satisfied by transferring the promised goods to the customer. Once these steps are met, revenue is recognized upon delivery of the product. Adoption of ASC 606 has not changed the timing and nature of the Company’s revenue recognition and there has been no material effect on the Company’s financial statements.

Off Balance Sheet Arrangements

As of December 31, 2018, there were no off-balance sheet arrangements.

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

Recently Issued Accounting Pronouncements

Effective January 1, 2018, the Company adopted ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities“ and ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 contained a number of changes which are applicable to the Company including the following: (1) requires equity investments to be measured at fair value with changes in fair value recognized in net income; and (2) allows equity investments without readily determinable fair values to be measured at cost less impairment, if any, plus or minus changes in observable prices (referred to as the “measurement alternative”); ASU 2018-03 also clarified certain aspects of the guidance issued in ASU 2016-01, including requiring a prospective transition approach for equity investments without readily determinable fair value in which the measurement alternative is applied. ASU 2016-01 does not apply to investments accounted for using the equity method, investments in consolidated subsidiaries, FHLB stock, and investments in low income housing tax credit projects. The ASU also eliminated the requirement to classify equity investments into different categories such as “Available-for-sale.” The adoption of this standard on did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which simplifies the measurement of goodwill by eliminating Step 2 from the current goodwill impairment test in the event that there is evidence of an impairment based on qualitative or quantitative assessments. ASU 2017-04 does not change how the goodwill impairment is identified, and the Company will continue to perform a qualitative assessment annually to determine whether the two-step impairment test is required. Until the adoption, current accounting standards require the impairment loss to be recognized under Step 2 of the impairment test. This requires the Company to calculate the implied fair value of goodwill by assigning fair value to the reporting unit’s assets and liabilities as if the reporting unit has been acquired in a business combination, then subsequently subtracting the implied goodwill from the carrying amount of the goodwill. The new standard would require the Company to determine the fair value of the reporting unit and subtract the carrying value from the fair value of the reporting unit to determine if there is an impairment. ASU 2017-04 is effective for the Company for fiscal years after December 15, 2019, and early adoption is permitted. ASU 2017-04 is required to be adopted prospectively, and the adoption is effective for annual goodwill impairment tests performed in the year of adoption. The adoption of this standard on did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business,” with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as an acquisition of assets or a business. ASU No. 2017-01 is effective for the Company’s fiscal year commencing on January 1, 2018. The effect of this guidance is to be applied prospectively and early adoption is permitted. The adoption of ASU No. 2017-01 did have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require lessees to recognize assets and liabilities for the rights and obligations created by most leases on the balance sheet. The changes become effective for the Company’s fiscal year beginning January 1, 2020. Modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, is required with an option to use certain transition relief. The Company expects this ASU will increase its current assets and current liabilities but have no net material impact on its consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Cosmos Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cosmos Holdings, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company's auditor since 2019.

/s/ Armanino LLP

San Francisco, California

April 16, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Cosmos Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cosmos Holdings, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We served as the Company's auditor from 2013 to 2019.

Houston, Texas

April 17, 2018

COSMOS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$864,343	$782,853
Accounts receivable, net	4,753,291	1,255,596
Accounts receivable - related party	189,760	171,392
Other investments	217,361	-
Inventory	3,202,767	3,093,521
Equity investment	2,500,000	-
Prepaid expenses and other current assets	1,662,579	1,482,192
Prepaid expenses and other current assets - related party	4,957,061	2,724,972

TOTAL CURRENT ASSETS	18,347,162	9,510,526

Property and equipment, net	1,425,632	114,567
Goodwill and intangible assets, net	296,767	41,994
Deferred tax assets	913	-
Other assets	624,479	1,008,579

TOTAL ASSETS	$20,694,953	$10,675,666

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,933,464	$1,778,333
Accounts payable and accrued expenses - related party	139,556	387,847
Customer advances	1,067,200	-
Convertible notes payable, net of unamortized discount of $276,841 and $2,989,110, respectively	135,800	121,604
Notes payable, net of unamortized discount of $0 and $126,763, respectively	9,803,733	9,951,745
Notes payable - related party	1,793,437	97,979
Lines of credit	1,514,583	-
Loans payable - related party	1,775,251	7,213
Taxes payable	-	1,358,789
Other current liabilities	111,212	-

TOTAL CURRENT LIABILITIES	22,274,236	13,703,510

Share settled debt obligation	1,554,590	-
Other liabilities	183,577	-
TOTAL LIABILITIES	24,012,403	13,703,510

Commitments and Contingencies (see Note 14)	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2018 and 2017, respectively	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 13,878,772 and 12,825,393 shares issued and 13,705,082 and 12,666,704 outstanding as of December 31, 2018 and 2017, respectively	13,879	12,825
Additional paid-in capital	13,133,982	5,652,429
Accumulated other comprehensive income (loss)	32,828	(1,385,229)
Accumulated deficit	(16,272,645)	(7,211,987)
Treasury stock, 173,690 and 158,689 shares as of December 31, 2018 and 2017, respectively	(225,494)	(95,882)

TOTAL STOCKHOLDERS' DEFICIT	(3,317,450)	(3,027,844)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20,694,953	$10,675,666

The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Years Ended December 31,
	2018	2017

REVENUE	$37,083,882	$30,013,378

COST OF REVENUE	34,675,242	28,057,111

GROSS PROFIT	2,408,640	1,956,267

OPERATING EXPENSES
General and administrative expenses	3,593,132	4,852,801
Depreciation and amortization expense	43,930	25,903
Impairment of goodwill	-	1,949,884
TOTAL OPERATING EXPENSES	3,637,062	6,828,588

LOSS FROM OPERATIONS	(1,228,422)	(4,872,321)

OTHER INCOME (EXPENSE)
Other income (expense)	19,078	(27,492)
Interest expense - related party	(264)	(2,592)
Interest expense	(967,824)	(748,474)
Non-cash interest expense	(5,839,581)	(886,483)
Forgiveness of debt	47,717	-
Gain on exchange of equity investments, and gain on change in fair value	2,500,000	-
Gain on sale of Amplerissimo	146,647	-
Loss on extinguishment of debt	(1,464,698)	-
Debt modification expense	(1,942,156)	-
Foreign currency transaction gain (loss)	(313,829)	330,395
TOTAL OTHER EXPENSE, NET	(7,814,910)	(1,334,646)

LOSS BEFORE INCOME TAXES	(9,043,332)	(6,206,967)

INCOME TAX EXPENSE	(17,326)	(2,801)

NET LOSS	(9,060,658)	(6,209,768)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net	1,418,057	(334,766)

TOTAL COMPREHENSIVE LOSS	$(7,642,601)	$(6,544,534)

BASIC NET LOSS PER SHARE	$(0.68)	$(0.49)
DILUTED NET LOSS PER SHARE	$(0.68)	$(0.49)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	13,306,612	12,780,013
Diluted	13,306,612	12,780,013

The accompanying notes are an integral part of these consolidated financial statements.

Cosmos Holdings, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

									Accumulated
	Preferred Stock		Common Stock		Additional		Treasury Stock		Other	Total
	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Accumulated Deficit	No. of Shares	Value	Comprehensive Income (Loss)	Stockholders' Deficit

Balance at December 31, 2016	-	$-	12,587,053	$12,587	$287,293	$(1,002,219)	-	$-	$(1,050,463)	$(1,752,802)

Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	(334,766)	(334,766)
Stock-based compensation	-	-	-	-	338,792	-	-	-	-	338,792
Sale of common stock and warrants	-	-	14,340	14	91,766	-	-	-	-	91,780
Acquisition of subsidiary – Issuance of stock in connection with acquisition	-	-	170,000	170	1,478,830	-	-	-	-	1,479,000
Issuance of stock for services	-	-	54,000	54	401,746	-	-	-	-	401,800
Relative fair value of warrants issued with convertible debt	-	-	-	-	1,545,288	-	-	-	-	1,545,288
Beneficial conversion feature related to convertible notes payable	-	-	-	-	1,140,711	-	-	-	-	1,140,711
Fair value of warrants issued for services	-	-	-	-	368,003	-	-	-	-	368,003
Purchase of treasury stock	-	-	-	-	-	-	(138,690)	(1,387)	-	(1,387)
Purchase of treasury stock from officer	-	-	-	-	-	-	-	(94,495)	-	(94,495)
Net loss	-	-	-	-	-	(6,209,768)	-	-	-	(6,209,768)
Balance at December 31, 2017	-	$-	12,825,393	$12,825	$5,652,429	$(7,211,987)	(138,690)	$(95,882)	$(1,385,229)	$(3,027,844)

Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	1,418,057	1,418,057
Stock-based compensation	-	-	-	-	242,002	-	-	-	-	242,002
Modification of debt	-	-	-	-	3,518,241	-	-	-	-	3,518,241
Relative fair value of warrants issued with convertible debt	-	-	-	-	910,078	-	-	-	-	910,078
Beneficial conversion feature discount related to convertible notes payable	-	-	-	-	934,922	-	-	-	-	934,922
Fair value of warrants issued for services	-	-	-	-	157,969	-	-	-	-	157,969
Conversion of convertible notes and accrued interest to common stock	-	-	1,053,364	1,053	1,718,342	-	-	-	-	1,719,395
Purchase of treasury stock from officer	-	-	-	-	-	-	(55,000)	(129,612)	-	(129,612)
Net loss	-	-	-	-	-	(9,060,658)	-	-	-	(9,060,658)
Balance at December 31, 2018	-	$-	13,878,757	$13,879	$13,133,982	$(16,272,645)	(193,690)	$(225,494)	$32,828	$(3,317,450)

The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,060,658)	$(6,209,768)

Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and amortization expense	43,930	25,903
Amortization of debt discounts	5,681,613	518,481
Gain on sale of subsidiary	(146,647)	-
Loss on extinguishment of debt	1,464,698	-
Gain on forgiveness of debt	(47,717)	-
Loss on debt modification	1,942,156	-
Stock-based compensation	242,002	338,792
Issuance of common stock for services	-	401,800
Fair value of warrants issued for services	157,969	368,003
Gain on exchange of equity investments, and gain on change in fair value	(2,500,000)	-
Loss on goodwill impairment	-	1,949,884
Changes in Assets and Liabilities:
Accounts receivable	483,820	(534,909)
Accounts receivable - related party	(18,368)	(171,392)
Inventory	1,431,012	(2,623,788)
Prepaid expenses	864,925	(669,713)
Prepaid expenses - related party	(2,232,089)	(2,709,449)
Other assets	846,322	(531,324)
Accounts payable and accrued expenses	(332,749)	496,450
Accounts payable and accrued expenses - related party	(296,974)	312,666
Customer advances	(125,400)	-
Other current liabilities	31,116	-
Taxes payable	64,885	278,223
Other liabilities	(49,152)	-
NET CASH USED IN OPERATING ACTIVITIES	(1,555,306)	(8,760,141)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(503,362)	(55,337)
Cash received from acquisition	307,590	40,858
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(195,772)	(14,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of convertible note payable	(3,557,381)	(239,286)
Proceeds from convertible note payable	1,845,000	2,686,000
Payment of related party note payable	(18,330)	(84,755)
Proceeds from related party note payable	1,718,400	-
Payment of note payable	(1,259,804)	(487,476)
Proceeds from note payable	403,957	7,541,413
Payment of related party loan	(631,166)	(978,730)
Proceeds from related party loan	2,408,965	817,040
Payment of loans payable	-	(20,437)
Payment of lines of credit	(437,576)	-
Proceeds from lines of credit	41,700	-
Proceeds from issuance of share settled debt obligation	1,554,590	-
Sale of common stock and warrants	-	91,780
Purchase of treasury stock	(80,053)	(34,460)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,988,302	9,291,089

Effect of exchange rate changes on cash	(155,734)	(450,206)

NET INCREASE IN CASH	81,490	66,263

CASH AT BEGINNING OF YEAR	782,853	716,590
CASH AT END OF YEAR	$864,343	$782,853

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$299,946	$130,531
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Issuance of common stock related to the acquisition of Decahedron	$-	$1,479,000
Issuance of note payable related to the acquisition of Cosmofarm	$227,912	-
Reversal of proceeds due from noteholder due to repayment of note	$-	$24,044
Proceeds due from sale of subsidiary	$5,811	$-
Pre-delivery shares issued for future conversion of convertible notes payable	$1,054	$-
Related party accrual for repurchase of shares of common stock	$48,683	$61,422
Discounts related to warrants issued with convertible debentures	$910,078	$1,545,288
Discounts related to beneficial conversion features of convertible debentures	$934,922	$1,140,711
Conversion of convertible notes payable to common stock	$1,719,395	$-

The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Cosmos Holdings, Inc. (“us,” “we,” or the “Company”) is an international pharmaceutical wholesaler. The Company imports, exports and distributes pharmaceutical products of brand-name and generic pharmaceuticals, over-the-counter (OTC) medicines, a variety of vitamins, and dietary supplements. Currently, the Company distributes products mainly in the European Union (“EU”) countries via its three wholly owned subsidiaries Skypharm SA, Decahedron Ltd. and Cosmfarm Ltd.  SkyPharm and Cosmofarm operates from facilities in Greece and Decahedron from its facilities in the UK. Most of our business derives from purchasing and reselling branded pharmaceutical products. Within the EU, large pharmaceutical manufacturers have variable pricing strategies. The varying prices allows us to source products produced by multi-national pharmaceutical companies in different countries throughout Europe and export them into countries that pay more for those products. The European pharmaceutical import/export market helps reduce prescription drugs costs.

We are currently focusing our existing operations on expanding the business of SkyPharm, Decahedron and Cosmofarm. The Company’s focus is on branded pharmaceuticals, OTC medicines, and generic pharmaceuticals. However, the Company has also begun to expand into the food supplements industry and has already created its own line of vitamins and food supplement products. The Company plans to also expand its operations into the cosmetic/beauty industry. Through the sale of pharmaceutical products, the Company has created a wide network of pharmaceutical wholesalers and pharmacies that we believe we can utilize to promote and sell our vitamins, food supplements and cosmetic/beauty products. There is growing demand for various food supplements and other cosmetic and beauty products and we plan to serve this demand by offering quality products to our existing network of wholesalers and pharmacies. Pharmacies are still the key channels for distribution and sales of food supplements in the European market.

In addition, we plan to expand into the full-line wholesale distribution business through acquisitions. Full-line pharmaceutical wholesalers provide the local markets with branded pharmaceuticals, generic pharmaceuticals, OTC medicines, vitamins, and food supplements. By expanding our pharmaceutical distribution business, we will have the ability to source branded and generic products directly from manufacturers and sell vitamins, food supplements, and cosmetic products directly to pharmacies that the full-line wholesaler currently sells to. We expect this expansion to increase our sales and profit margins as we vertically integrate into the supply chain.

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

We believe the EU pharmaceutical import/export market will continue to grow. We continue to encounter competition in the market as we grow. The competition comes in the form of level of service, reliability, and product quality. On the procurement side we continue to expand our vendor base. In order to minimize business risks, we diversify our sources of supply. We maintain our high-quality standards by carefully selecting and qualifying our suppliers as well as actively ensuring that our suppliers meet our standard of quality control on an ongoing basis.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018

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

On August 1, 2014, the Company, through its Cypriot subsidiary Amplerissimo, formed SkyPharm S.A., a Greek corporation (“SkyPharm”), a subsidiary that focuses on the trading, sourcing and distribution of pharmaceutical products.

In February 2017, the Company completed the acquisition of Decahedron Ltd, a UK corporation (“Decahedron”) consummating the transactions contemplated by the Stock Purchase Agreement, dated November 17, 2016 as amended (the “Decahedron SPA”). Pursuant to the terms of the Decahedron SPA, the shareholders of Decahedron received an aggregate of 170,000 shares of common stock of the Company (the “Stock Consideration”), which were delivered following the closing in exchange for all of the ordinary shares of Decahedron for the stock consideration. Decahedron is a fully licensed wholesaler of pharmaceutical products and its primary activity is the distribution, import and export of pharmaceuticals. In accordance with the terms of the SPA, the principal and majority shareholder of Decahedron, Nicholas Lazarou, remained as a director and officer of Decahedron.

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

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018

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

On December 19, 2018, the Company completed the purchase of all of the capital stock of Cosmofarm Ltd., a pharmaceutical wholesaler based in Athens, Greece.  The principal of the selling shareholder is Panagiotis Kozaris, who remained with Cosmofarm as a director and chief operating officer once it became a wholly-owned subsidiary of the Company.  Grigorios Siokas, the Company’s CEO, became the new CEO of Cosmofarm.  Mr. Kozaris had no prior relationship to the Company other than as an independent shareholder.  The purchase price payable is €200,000 evidenced by a promissory note.

The Company had $37,083,882 in total revenues and expended $34,675,242 for the year ended December 31, 2018, in connection with these operations.

Going Concern

The Company's consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company generated a net loss of $9,060,658 for the year ended December 31, 2018 and has a working capital deficit of $3,927,074 and an accumulated deficit of $16,272,645 as of December 31, 2018. These conditions raise substantial doubt of the Company’s ability to continue as a going concern. The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Principles of Consolidation

Our consolidated accounts include our accounts and the accounts of our wholly-owned subsidiaries, SkyPharm S.A., Decahedron Ltd. and Cosmofarm Ltd. All significant intercompany balances and transactions have been eliminated.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2018 and December 31, 2017, there were no cash equivalents.

The Company maintains bank accounts in the United States denominated in U.S. Dollars and in the Republic of Cyprus, in Greece and in Bulgaria all of which are denominated in Euros. Additionally, the Company maintains a bank account in the United Kingdom denominated in British Pounds. For the year ended December 31, 2018, the amounts in these accounts were $242,903, $203,806 (the Euro equivalent of which was €177,903) and $119,357 (the British Pound equivalent of which was £93,872). At December 31, 2017, the amounts in these accounts were $65,613, $398,841 (the Euro equivalent of which was €331,759) and $27,542 (the British Pound equivalent of which was £20,358). Additionally, for the years ended December 31, 2018 and 2017, the Company had cash on hand in the amount of $166,350 and $290,857, respectively.

Accounts Receivable

Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts against gross accounts receivable reflects the best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. At December 31, 2018 and 2017, the Company's allowance for doubtful accounts was $540,048 and $0, respectively.

Tax Receivables

The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of its business in most of the countries in which it operates related to the procurement of merchandise and/or services it acquires and/or on sales and taxable income. The Company also collects VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services it sells. If the output VAT exceeds the input VAT, this creates a VAT payable to the government. If the input VAT exceeds the output VAT, this creates a VAT receivable from the government. The VAT tax return is filed on a monthly basis offsetting the payables against the receivables. In observance of EU regulations for intra-EU cross-border sales, our subsidiaries in Greece, SkyPharm and Cosmofarm, do not charge VAT for sales to wholesale drug distributors registered in other European Union member states. As of December 31, 2018 and 2017, the Company had a VAT net receivable balance of $729,790 and $961,220 respectively, recorded in the consolidated balance sheet as other assets.

Inventory

Inventory is stated at the lower of cost or net realizable value using the weighted average cost method. Inventory consists primarily of finished goods and packaging materials, i.e. packaged pharmaceutical products and the wrappers and containers they are sold in. A periodic inventory system is maintained by 100% count. Inventory is replaced periodically to maintain the optimum stock on hand available for immediate shipment.

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

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided on a straight-line basis over the useful lives (except for leasehold improvements which are depreciated over the lesser of the lease term or the useful life) of the assets as follows:

Estimated Useful Life
Leasehold improvements and technical works	40 years
Vehicles	6-20 years
Machinery	20 years
Furniture, fixtures and equipment	5–10 years
Computers and software	3-5 years

Depreciation expense was $34,623 and $17,370 for the years ended December 31, 2018 and December 31, 2017, respectively.

Intangible Assets

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 5 years for an import/export license. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. At December 31, 2018, no revision to the remaining amortization period of the intangible assets was made.

Amortization expense was $9,307 and $8,533 for the years ended December 31, 2018 and 2017, respectively.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification (“ASC”) 360-10, long-lived assets, which include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018

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

Prior to the acquisition of Decahedron, the Company had no recorded goodwill. As a result of the acquisition of Decahedron, the Company tested and impaired 100% of the goodwill allocated to the acquisition costs, an amount equal to $1,949,884 for the year ended December 31, 2017.

On December 19, 2018 as a result of the acquisition of Cosmofarm, the Company recorded $49,697 of goodwill. The Company tested the goodwill acquired and determined that no impairment was required as of December 31, 2018.

Equity Method Investment

For those investments in common stock or in-substance common stock in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, the investment is accounted for under the equity method. The Company records its share in the earnings of the investee and is included in “Equity earnings of affiliate” in the consolidated statement of operations. The Company assesses its investment for other-than-temporary impairment when events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable and recognizes an impairment loss to adjust the investment to its then current fair value.

Investments in Equity Securities

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2016-01, and accordingly, investments in equity securities are accounted for at fair value with changes in fair value recognized in income from operations. Equity securities are classified as short-term or long-term based on the nature of the securities and their availability to meet current operating requirements. Equity securities that are readily available for use in current operations are reported as a component of current assets in the accompanying consolidated balance sheets. Equity securities that are not considered available for use in current operations would be reported as a component of long-term assets in the accompanying consolidated balance sheets. For equity securities with no readily determinable fair value, the Company elects a measurement alternative to fair value. Under this alternative, the Company measures the investments at cost, less any impairment, and adjusted for changes resulting from observable price changes in transactions for identical or similar investments of the investee. The election to use the measurement alternative is made for each eligible investment.

Investments consisted of 40,000 shares which traded at a closing price of $5.27, or value of $210,790 of Diversa S.A. and 16,666 share which traded at a closing price of $0.13 or value of $2,100 of National Bank of Greece. Additionally, the Company has $4,470 in equity securities of Pancreta bank, which are not publicly traded and recorded at cost.  See note 5 for additional investments in equity securities.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018

Fair Value Measurement

The Company applied FASB ASC 820-Fair Value Measurements and Disclosures, or ASC 820, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

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

The following table presents assets that are measured and recognized at fair value as of December 31, 2018, on a recurring basis:

	December 31, 2018			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – ICC International Cannabis Corp.	$2,500,000	-	-	$2,500,000
Marketable securities – Divsersa S.A.	210,790	-	-	210,790
Marketable securities – National Bank of Greece	2,100	-	-	2,100
	$2,712,890			$2,712,890

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2018.

FASB ASC 825-10-25 Fair Value Option, or ASC 825-10-25, was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

Revenue Recognition

The Company adopted the modified retrospective adoption in accordance with ASC 606 – Revenue from Contracts with Customers, on January 1, 2018. The new guidance introduces a five-step model for recognizing revenue by applying the following steps: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the performance obligations are satisfied by transferring the promised goods to the customer. Once these steps are met, revenue is recognized upon delivery of the product. Adoption of ASC 606 has not changed the timing and nature of the Company’s revenue recognition and there has been no material effect on the Company’s financial statements.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC section 718, "Stock Compensation" and Staff Accounting Bulletin (SAB) No. 107 (SAB 107) issued by the SEC in March 2005 regarding its interpretation of ASC 718. ASC 718 requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related requisite service period. The Company values any employee or non-employee stock-based compensation at fair value using the Black-Scholes Merton Option Pricing Model.

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

The following tables show the number of the Company's clients which contributed 10% or more of revenue and accounts receivable, respectively:

	Year Ended December 31,	Year Ended December 31,
	2018	2017

Number of 10% clients	2	3
Percentage of total revenue	26.49%	49.63%
Percentage of total AR	4.94%	20.68%

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

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At December 31, 2018 the Company has maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

The Company periodically reviews the uncertainties and judgments related to the application of complex income tax regulations to determine income tax liabilities in several jurisdictions. The Company uses a “more likely than not” criterion for recognizing the income tax benefit of uncertain tax positions and establishing measurement criteria for income tax benefits. The Company has evaluated the impact of these positions and due to the fact that the fiscal years 2013 - 2014 are unaudited by the Greek tax authorities, a potential tax liability has been identified, which may arise from a prospective tax audit from tax authorities, based on the tax settlement note of years 2007 - 2009. The amount of the liability as of December 31, 2018, was $145,504, and has been recorded as a long-term liability within the balance sheet.

Retirement and Termination Benefits

Under Greek labor law, employees are entitled to lump-sum compensation in the event of termination or retirement. The amount depends on the employee’s work experience and renumeration as of the day of termination or retirement. If an employee remains with the company until full-benefit retirement, the employee is entitled to a lump-sum equal to 40% of the compensation to be received if the employee were to be dismissed on the same day. The Company periodically reviews the uncertainties and judgements related to the application of the relevant labor law regulations to determine retirement and termination benefits obligations of its Greek subsidiaries. The Company has evaluated the impact of these regulations and has identified a potential retirement and termination benefits liability. The amount of the liability as of December 31, 2018, was $23,340, and has been recorded as a long-term liability within the balance sheet.

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

	Years Months Ended December 31,
	2018	2017
Weighted average number of common shares outstanding Basic	13,306,612	12,780,013
Potentially dilutive common stock equivalents	257,155	-
Weighted average number of common and equivalent shares outstanding - Diluted	13,306,612	12,780,013

Common stock equivalents are included in the diluted income per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented.

Recent Accounting Pronouncements

Effective January 1, 2018, the Company adopted ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” and ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 contained a number of changes which are applicable to the Company including the following: (1) requires equity investments to be measured at fair value with changes in fair value recognized in net income; and (2) allows equity investments without readily determinable fair values to be measured at cost less impairment, if any, plus or minus changes in observable prices (referred to as the “measurement alternative”); ASU 2018-03 also clarified certain aspects of the guidance issued in ASU 2016-01, including requiring a prospective transition approach for equity investments without readily determinable fair value in which the measurement alternative is applied. ASU 2016-01 does not apply to investments accounted for using the equity method, investments in consolidated subsidiaries, FHLB stock, and investments in low income housing tax credit projects. The ASU also eliminated the requirement to classify equity investments into different categories such as “Available-for-sale.”  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which simplifies the measurement of goodwill by eliminating Step 2 from the current goodwill impairment test in the event that there is evidence of an impairment based on qualitative or quantitative assessments. ASU 2017-04 does not change how the goodwill impairment is identified, and the Company will continue to perform a qualitative assessment annually to determine whether the two-step impairment test is required. Until the adoption, current accounting standards require the impairment loss to be recognized under Step 2 of the impairment test. This requires the Company to calculate the implied fair value of goodwill by assigning fair value to the reporting unit’s assets and liabilities as if the reporting unit has been acquired in a business combination, then subsequently subtracting the implied goodwill from the carrying amount of the goodwill. The new standard would require the Company to determine the fair value of the reporting unit and subtract the carrying value from the fair value of the reporting unit to determine if there is an impairment. ASU 2017-04 is effective for the Company for fiscal years after December 15, 2019, and early adoption is permitted. ASU 2017-04 is required to be adopted prospectively, and the adoption is effective for annual goodwill impairment tests performed in the year of adoption. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business,” with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as an acquisition of assets or a business. ASU No. 2017-01 is effective for the Company’s fiscal year commencing on January 1, 2018. The effect of this guidance is to be applied prospectively and early adoption is permitted. The adoption of ASU No. 2017-01 did not have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations.

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

NOTE 2 – ACQUISITION OF DECAHEDRON, LTD.

On February 10, 2017, the Company completed the acquisition pursuant to the Decahedron SPA acquiring 100% of the outstanding shares of Decahedron, a United Kingdom company. Decahedron is a pharmaceuticals wholesaler which specializes in imports and exports of branded and generic pharmaceutical products within the EU and around the world. At closing, the Company acquired 100% of Decahedron’s outstanding shares and in exchange for 170,000 shares of Cosmos common stock valued at $1,479,000 (the “Acquisition”).

The Company recognized cash of $40,858 acquired in the acquisition. The Company recognized the remaining Decahedron assets acquired and liabilities assumed based upon the fair value of such assets and liabilities measured as of the date of acquisition. The aggregate purchase price for Decahedron has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as capitalizable intangible assets, such as the license held by Decahedron for the wholesale of pharmaceuticals in the United Kingdom and Europe, the remainder has been allocated to goodwill, none of which is tax deductible.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018

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

_____________

(a) U.K Pharmaceutical Wholesale Distribution License

Unaudited Supplemental Pro Forma Data

The unaudited pro forma statements of operations data for the year ended December 31, 2018 and 2017, below, give effect to the Decahedron Acquisition, described above, as if it had occurred at January 1, 2016. These amounts have been calculated after applying our accounting policies and adjusting the results of Decahedron intangible amortization that would have been charged assuming the fair value adjustments had been applied and incurred since January 1, 2016. This pro forma data is presented for informational purposes only and does not purport to be indicative of our future results of operations.

Revenue of $4,221,751 and net loss of $441,553 since the acquisition date are included in the consolidated statement of operations and comprehensive income (loss) for year ended December 31, 2017.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018

Unaudited pro forma results of operations for the year ended December 31, 2018 and 2017 as though the Company acquired Decahedron on the first of each fiscal year are set forth below.

	Years Ended December 31,
	2018	2017
Revenues	$37,083,882	$30,206,825
Cost of revenues	34,675,242	28,256,544
Gross profit	2,408,640	1,950,281

Operating expenses	3,637,062	6,856,585
Operating loss	(1,228,422)	(4,906,304)

Other income (expense)	(7,814,910)	(1,372,288)

Income tax (expense)	(17,326)	(2,801)

Net Loss	$(9,060,658)	$(6,281,393)

Other comprehensive gain (loss)	1,418,018	(343,766)
Comprehensive net loss	$(7,642,601)	$(6,616,159)

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

NOTE 3 – ACQUISITION OF COSMOFARM, LTD.

On December 19, 2018, the Company completed the acquisition pursuant to the Cosmofarm SPA acquiring 100% of the outstanding shares of Cosmofarm, a pharmaceutical wholesaler based in Athens, Greece.  Cosmofarm is a fully licensed wholesaler of pharmaceutical products and its primary activity is the sourcing, procuring, and distributing branded and generic medicines, over-the-counter (OTC) pharmaceuticals, food supplements, and medical devices. At closing, the Company acquired 100% of Cosmofarm’s outstanding shares and in exchange for a non-interest-bearing promissory note, due in one-year, in the amount of €200,000 (the “Acquisition”).

The Company recognized cash of $307,590 acquired in acquisition. The Company recognized the remaining Cosmofarm assets acquired and liabilities assumed based upon the fair value of such assets and liabilities measured as of the date of acquisition. The aggregate purchase price for Cosmofarm has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the acquired net assets represent non-capitalizable intangible assets, such Cosmofarm’s tradename and customer base.  The remainder of the excess has been allocated to goodwill.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018

The allocation of the purchase price of Cosmofarm as of December 31, 2018, is as follows:

Allocation
Current assets	$6,882,286
Intangible assets	213,790
Other assets	1,519,345
Total assets acquired	8,615,421
Liabilities assumed:
Accounts payable and other current liabilities	5,111,489
Advances from customers	1,192,600
Line of credit	1,900,388
Other liabilities	232,729
Total liabilities assumed	8,437,206
Net assets acquired	178,215
Consideration:
Promissory note	227,912
Goodwill	$49,697

The components of the acquired intangible assets were as follows:

	Amount	Useful Life (Years)
Trademark	$36,997	5
Customer base	176,793	10
	$213,790	-

NOTE 4 – PREPAID FINANCING COSTS

Papadopoulos, the director of Synthesis Peer-to-Peer Income Fund and CEO of Synthesis-Structured Commodity Trade Finance Limited, (See Note 13) and to two funds controlled by Mr. Spyros Papadopoulos. More specifically, the Company paid directly to Mr. Spyros Papadopoulos a total of €587,293 ($706,044), to Synthesis Management a total of €178,293 ($214,344), and to Synthesis Multi-Asset Architecture SICAV-SIF a total of €180,840 ($217,406) for advisory fees for the Company’s financing. The Company and Mr. Spyros Papadopoulos are negotiating an advisory consulting agreement, but no agreement has been executed as of the date of this filing. During the year ended December 31, 2017, the Company fully expensed the costs and the balance of the prepaid financing costs as of December 31, 2017, is $0.

NOTE 5 – INVESTMENTS

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

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018

Since Marathon is a newly formed entity with no assets and no activity, the Company attributed no value to the 5 million shares in Marathon which was received as consideration for the distribution services. As described below, the Company exchanged the Marathon shares in May and July 2018.

Share Exchange Agreements

On May 17, 2018, the Company entered into a Share Exchange Agreement (the “SEA”) with Marathon, ICC International Cannabis Corp (“ICC”) formerly known as Kaneh Bosm Biotechnology Inc. (“KBB”) and certain other sellers of Marathon capital stock. Under the SEA, the Company transferred 2.5 million shares in Marathon to ICC, a corporation incorporated under the laws of the Province of British Columbia and a public reporting issuer on the Canadian Securities Exchange, in exchange for 5 million shares of ICC. The Company accounted for the exchange at fair value and recognized a gain on exchange of its investment in Marathon of $1,953,000 included in “Gains on exchange of equity investments” in the consolidated statements of operations.

On July 16, 2018, the Company completed a Share Exchange Agreement (the “New SEA”) with Marathon, ICC, and certain other sellers of Marathon capital stock whereby the Company transferred its remaining one-half interest (2.5 million shares) in Marathon to KBB for an additional 5 million shares of ICC. The Company accounted for the exchange at fair value and recognized a gain on exchange of its investment in Marathon of $2,092,200 included in Gains on exchange of equity investments in the consolidated statements of operations. The ten million shares of ICC owned by the Company constitute approximately 7% of the 141,219,108 shares of capital stock of KBB then issued and outstanding. The Company does not have the ability to exercise significant influence over ICC.

The Company determined the fair value of both exchanges based on an actively quoted stock price of ICC received in exchange for the Marathon shares. The Company continues to fair value its investment in ICC with changes recognized in earnings each period and recorded an unrealized loss on exchange of investment during the year ended December 31, 2018 of $1,545,200 such that the net gain at the end of the period is $2,500,000.

Since no value was attributed to the 33 1/3% equity ownership interest in Marathon received as consideration for the distribution services, the Company would receive variable consideration in future for its services under the Distribution and Equity Acquisition Agreement, if certain milestones are achieved. Refer to Note 9 for the accounting associated with the cash of CAD $2 million received upfront. Variable consideration to be received in the future upon achieving the gross sales milestones described above, is constrained as the Company estimates that it is probable that a significant reversal of revenue could occur. In assessing the constraint, the Company considered its limited experience with the Products, new geographic markets and similar transactions, which affect the Company’s ability to estimate the likelihood of a probable revenue reversal. Therefore, no revenue has been recognized for the period ended December 31, 2018. The Company will continue to reassess variable consideration at each reporting period and update the transaction price when it becomes probable that a significant revenue reversal would not occur.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018

NOTE 6– PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of the following at December 31:

	2018	2017
Leasehold Improvements	$369,437	$3,098
Equipment under capital lease	709,356	-
Vehicles	117,402	3,805
Furniture, fixtures and equipment	458,442	107,520
Computers and software	55,169	20,072
	1,709,806	134,495
Less: Accumulated depreciation	(284,174)	(19,928)
Total	$1,425,632	$114,567

Property and equipment includes $193,034 of machinery and equipment financed through leasing arrangements (capital leases) at December 31, 2018. Accumulated amortization of assets under capital leases was $38,607 and $0 as of December 31, 2018 and 2017, respectively.

NOTE 7– INTANGIBLE ASSETS

Intangible assets consist of the following at December 31,:

	2018	2017
License	$50,000	$50,000
Trade Name / Mark	36,997	-
Customer Base	124,686	-
	211,683	50,000
Less: Accumulated Amortization	(16,720)	(8,006)
Total	$194,963	$41,994

NOTE 8– CAPITAL STRUCTURE

Sale of Amplerissimo

On September 29, 2018, Amplerissimo transferred its remaining 22% investment in SkyPharm to the Company for a purchase price of €2,200 ($2,528). The Company now holds 100% of the capital of SkyPharm.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018

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

December 31, 2018
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

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock, which have liquidation preference over the common stock and are non-voting. As of December 31, 2018 and December 31, 2017, no preferred shares have been issued.

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

Purchase of Treasury Shares

Effective October 2, 2017, the Company entered into to a stock purchase agreement dated September 30, 2017, whereby for consideration of $1,387 the Company purchased 138,689 shares of its common stock from a third-party investor. The shares were transferred to the Company on October 17, 2017 and will be held in treasury.

On December 19, 2017, the Company entered into a stock purchase agreement with an officer and director of the Company, whereby for consideration of €80,000 ($94,495) the Company will repurchase 20,000 shares of its common stock. As per the agreement, the sale and transfer of the shares occurred on December 19, 2017, the date of signing, however the Company is entitled to pay the full consideration in tranches until July 2018. As of December 31, 2017, the Company paid consideration of €28,000 ($33,073) and had an amount due to related party of €52,000 ($61,422). The shares were returned to the Company in February 2018. During the year ended December 31, 2018, the Company repaid the remaining balance of €52,000 ($63,446). The Company recorded a gain of $2,024 for the change in foreign currency related to this transaction.

On June 18, 2018, the Company entered into a stock purchase agreement with an officer and director of the Company, whereby for consideration of €60,000 ($69,612) the Company repurchased 15,000 shares of its common stock. As per the agreement, the sale and transfer of the shares occurred on June 18, 2018, the date of signing, however the Company is entitled to pay the full consideration in tranches until November 2018. During the year ended December 31, 2018, the Company paid consideration of €60,000 ($69,178).  The Company recorded a loss of $434 for the change in foreign currency related to this transaction.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018

On November 30, 2018, the Company entered into a stock purchase agreement with an officer and director of the Company, whereby for consideration of $60,000, the Company repurchased 20,000 shares of its common stock.  As per the agreement, the sale and transfer of the shares occurred on November 30, 2018, the date of signing, however the Company is entitled to pay the full consideration in tranches until August 2019. During the year ended December 31, 2018, the Company paid consideration of $11,317 and had a related party payable of $48,683.

Shares Issued for Services

On March 1, 2017, the Company entered into a four-month consulting agreement with a third-party investment advisory firm for consideration of 500 restricted shares of common stock to be issued during the period of the agreement for any introductions and related contributions the Company receives as a result of those introductions. As of December 31, 2017, no consideration has been earned and no shares have been issued related to this agreement and the agreement expired in accordance with its original terms.

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

On May 1, 2017, the Company entered into a five-month consulting agreement with a third-party advisory firm for consideration of 2,000 shares of the Company’s common stock. The stock was issued on May 25, 2017 and fair valued at $7.20 per share or $14,400, which was fully recognized in the year ended December 31, 2017.

On May 8, 2017, the Company entered into a one-year consulting agreement for advisory services with a third-party investment relations firm. On May 18, 2017, the Company issued to the consultant 30,000 shares of the Company’s common stock valued at $219,000, which was fully recognized in the year ended December 31, 2017. The shares are considered to be a fully earned, nonrefundable, non-apportionable and non-ratable retainer as consideration for undertaking the agreement. In addition, the Company will pay the consultant $5,000 per month in cash for the term of the agreement.

On May 25, 2017, the Company entered into a 20-month consulting agreement with a third-party advisory firm for consideration of 20,000 shares of the Company’s common stock. The stock was issued on May 25, 2017 and fair valued at $7.70 per share or $154,000, which will be amortized over the length of the agreement. During the year ending December 31, 2017, the Company recorded $56,138 in consulting expense related to this agreement. During the year ended December 31, 2018 an additional $92,299 in consulting expense was recorded.

Potentially Dilutive Securities

On January 1, 2017, the Company granted 25,000 options to an employee of the Company as compensation for being appointed the International Finance Manager of the Company. The options have an exercise period of four years with an exercise price of $1.00 per share. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options vest monthly with 25,000 options fully vested as of December 31, 2017. (See Note 16).

On January 3, 2017, the Company granted 12,000 options to an employee of the Company as compensation for being appointed as a consultant of the Company. The options have an exercise period of five years with an exercise price of $2.00 per share. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options vest monthly with 12,000 options fully vested as of December 31, 2017 (See Note 16).

On January 1, 2018, the Company granted 25,000 options to an employee of the Company as compensation for being appointed the International Finance Manager of the Company. The options have an exercise period of four years with an exercise price of $1.00 per share. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options vest monthly with 25,000 options fully vested as of December 31, 2018 (See Note 16).

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018

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

The Company has entered into the following subscription agreements:

On April 10, 2017, the Company sold 4,580 shares at $7.00 per share for a total purchase price of $32,060 to a private investor. The investor also received 4,580 warrants that were valued using the Black Scholes valuation model to have a fair value of $2,375 (See Note 16).

On April 26, 2017, the Company sold 4,670 shares at $7.00 per share for a total purchase price of $32,690 to a private investor. The investor also received 4,670 warrants that were valued using the Black Scholes valuation model to have a fair value of $1,521 (See Note 16).

On May 16, 2017, the Company sold 790 shares at $7.00 per share for a total purchase price of $5,530 to a private investor. The investor also received 790 warrants that were valued using the Black Scholes valuation model to have a fair value of $130 (See Note 16).

On July 21, 2017, the Company sold 4,300 shares at $5.00 per share for a total purchase price of $21,500 to a private investor. The Company did not grant any warrants to the investor under this agreement.

No options warrants or other potentially dilutive securities other than those disclosed above have been issued as of December 31, 2018.

As of December 31, 2018 and 2017, the Company had 13,878,772 and 12,825,393 shares of Common Stock issued and 13,705,082 and 12,666,704 shares outstanding, respectively.

NOTE 9 – INCOME TAXES

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2018 and 2017 is as follows:

	12/31/2018	12/31/2017
US
Income before income taxes	$(8,731,677)	$(6,209,768)
Taxes under statutory US tax rates	$(1,833,652)	$(2,111,321)
Increase (decrease) in taxes resulting from:
Increase (decrease) in valuation allowance	$554,452	$156,724
Foreign tax rate differential	$164,394	$424,810
Tax Cuts and Jobs Act	$-	$181,881
Permanent differences	$1,628,906	$1,384,635
Purchase price adjustments	$25,202	$-
Discrete items	$(318,892)	$-
State taxes	$(146,148)	$(31,629)
Income tax (expense) benefit	$74,263	$5,100

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”), was signed into law by President Trump. The Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35 percent to 21 percent, effective January 1, 2018 and the establishment of a territorial-style system for taxing foreign-source income of domestic multinational corporations. In December 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Act (“SAB118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment. The Company remeasured its deferred tax assets and liabilities as of December 31, 2017, applying the reduced corporate income tax rate and recorded a provisional decrease to the deferred tax assets of $181,881, with a corresponding adjustment to the valuation allowance. In the fourth quarter of 2018, we completed our analysis to determine the effect of the Tax Act and there were no material adjustments as of December 31, 2018.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consist of the following:

	12/31/2018	12/31/2017
Net Operating Loss Carryforward	$904,877	$514,338
Nonqualified Stock Options	187,513	-
Depreciation	1,602	-
Total Deferred tax assets	1,093,992	514,338

Intangibles	(10,729)	-
Goodwill	(14,473)	-
Total Deferred tax liabilities	(25,202)	-
Valuation allowance	(1,068,790)	(514,338)
Net deferred tax assets (liabilities)	$-	$-

At December 31, 2018, the Company had U.S. net operating loss carry forwards of approximately $2,422,876 that may be offset against future taxable income, subject to limitation under IRC Section 382. Of the $2.4 million, of Federal net operating loss carryforwards, $2.2 million begin to expire in 2031. The remaining balance of $.2 million is limited in annual usage of 80% of current year’s taxable income, but do not have an expiration. At December 31, 2018, the Company had Greece net operating loss carry forwards of approximately $847,896 that may be offset against future taxable income which begin to expire in 2019. At December 31, 2018, the Company had United Kingdom net operating loss carry forwards of approximately $847,896 that may be offset against future taxable income part or all of which may not be available to offset our future taxable income in the United Kingdom should there be a change in the nature or conduct of our business in the United Kingdom within the three years subsequent to the date of our acquisition of Decahedron. No tax benefit has been reported in the December 31, 2018 or 2017 consolidated financial statements due to the uncertainty surrounding the realizability of the benefit, based on a more likely than not criteria and in consideration of available positive and negative evidence.

The Company applied the "more-likely-than-not" recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of December 31, 2018 and December 31, 2017, respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS

On the date of our inception, we issued 2 million shares of our common stock to our three officers and directors which were recorded at no value (offsetting increases and decreases in Common Stock and Additional Paid-in Capital).

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018

Doc Pharma S.A.

As of December 31, 2018, the Company has a prepaid balance of €1,867,239 ($2,139,109) and an accounts payable balance of €31,514 ($36,103), resulting in a net prepaid balance of €1,835,725 ($2,103,006) to Doc Pharma S.A., related to purchases of inventory. Additionally, the Company has a receivable balance of €38,323 ($43,903). As of December 31, 2017, the Company has a prepaid balance of €776,431 ($933,425) and an accounts payable balance of €133,756 ($160,801), resulting in a net prepaid balance of €642,675 ($772,623) to Doc Pharma S.A. related to purchases of inventory. During the years ended December 31, 2018 and 2017, the Company has purchased a total of €4,596,227 ($5,431,361) and €4,733,375 ($5,349,187) of products from Doc Pharma, respectively. During the years ended December 31, 2018 and 2017 the Company had €201,645 ($238,284) and €0 ($0) revenue from Doc Pharma, respectively.

On November 1, 2015, the Company entered into a €12,000 ($12,662) Loan Agreement with Doc Pharma S.A, pursuant to which Doc Pharma S.A., paid existing bills of the Company in the amount of €12,000 ($12,662), excluding the Vendor Bills. The loan bears an interest rate of 2% per annum and was due and payable in full on October 31, 2016. As of December 31, 2018, the Company has an outstanding principal balance under this note of €12,000 ($13,474) and accrued interest expense of $836.

Doc Pharma S.A is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the wife of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma SA in the past.

Medihelm S.A

As of December 31, 2018, the Company has a prepaid balance of €2,459,805 ($2,817,953) and an accounts payable balance of £42,065 ($53,566), resulting in a net prepaid balance of $2,764,387 to Medihelm S.A. related to purchases of inventory. Additionally, the Company has a receivable balance of €127,292 ($145,826). During the years ended December 31, 2018 and 2017, SkyPharm purchased €9,564,899 ($11,302,842) and €9,027,639 ($10,202,135) of products from Medihelm, respectively, and Decahedron purchased £718,050 ($958,454) and £605,709 ($784,272) of products from Medihelm, respectively. During the years ended December 31, 2018 and 2017, SkyPharm had revenue of €1,055,435 ($1,247,208) and €1,265,184 ($1,429,784) from Medihelm, respectively.

Medihelm S.A. is considered a related party to the Company due to the fact that the managing director of Medihelm is the mother of Nicholaos Lazarou, the managing director of the Company’s UK subsidiary, Decahedron.

Grigorios Siokas

On October 1, 2016, the Company borrowed €5,000 ($5,276) as a loan payable from Grigorios Siokas. The loan is non-interest bearing and had a maturity date of October 1, 2017. During the year ending December 31, 2017, the Company borrowed an additional €1,000 ($1,202). On September 30, 2018, the debt, amounting to €6,000 ($6,973) was transferred to the third-party purchaser of Amplerissimo pursuant to the Share Purchase Agreement. As of December 31, 2018, the Company had an outstanding principal balance of $0 and no accrued interest under this loan.

During the year ended December 31, 2016, the Company borrowed €90,500 ($95,496) as additional loans payable from Grigorios Siokas. During the year ended December 31, 2017, the Company borrowed an additional €623,621 ($749,717) and, as of December 31, 2017, the Company paid back the entire outstanding balance of the loans or €714,121 ($858,516). During the year ended December 31, 2018, the Company borrowed €1,622,700 ($1,917,545) of loans payable from Grigorios Siokas and repaid €269,000 ($317,877) of these loans. These loans are non-interest bearing and have no maturity dates. As of December 31, 2018, the Company has an outstanding principal balance of the loans or €1,353,700 ($1,550,799).

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018

During the year ended December 31, 2018, the Company borrowed an additional $382,000 from Grigorios Siokas and repaid $155,000. These loans are non-interest bearing and have no maturity dates. As of December 31, 2018, the Company has an outstanding principal balance of $227,000 under these loans.

On December 20, 2018, the €1,500,000 ($1,718,400) note payable, originally borrowed pursuant to a Loan Agreement with a third party lender, dated March 16, 2018, was transferred to Grigorios Siokas. The note bears an interest rate of 4.7% per annum and has a maturity date of March 18, 2019. As of December 31, 2018, the Company has an outstanding principal balance of €1,500,000 ($1,718,400) and accrued interest of €55,631 ($63,371).

During the years ended December 31, 2018 and 2017, Grigorios Siokas was paid total compensation of $0 and $250,000, respectively.

Grigorios Siokas is the Company’s CEO and principal shareholder, and is hence considered a related party to the Company.

Ourania Matsouki

During the year ended December 31, 2016, the Company borrowed €44,995 ($47,479) from Mrs. Matsouki, Grigorios Siokas’ wife and CEO of Doc Pharma. During the year ended December 31, 2017, the Company borrowed an additional €55,000 ($66,121). These loans have no formal agreement and bear no interest. As of December 31, 2017, the Company paid back the outstanding balance of €99,995 ($120,214) of these loans. During the year ended December 31, 2018, the Company borrowed an additional €30,000 ($34,368). As of December 31, 2018, the Company has paid back the outstanding balance of €30,000 ($34,368) of these loans.

Dimitrios Goulielmos

On November 21, 2014, SkyPharm entered into a Loan Agreement with Dimitrios Goulielmos, former Chief Executive Officer and a current director of the Company, pursuant to which the Company borrowed €330,000 ($401,115) from Dimitrios Goulielmos. The Loan bears an interest rate of 2% per annum and was due and payable in full on May 11, 2015. On November 4, 2015, €130,000 ($142,860) in principal and the related accrued interest of €733 ($806) was forgiven and the remaining balance of €200,000 will no longer accrue interest as part of the stock purchase agreement with Grigorios Siokas on November 4, 2015 referenced above. As of December 31, 2016, €60,000 ($63,312) of the loan was paid back. During the year ended December 31, 2017, an additional €70,500 ($84,755) was paid back. During the year ended December 31, 2018, the Company paid back an additional €16,000 ($18,907) and an outstanding principal balance of €53,500 ($61,290) and €0 ($0) accrued interest remains.

Dimitrios Goulielmos is a current director and former CEO of the Company, and is hence considered a related party to the Company.

Konstantinos Vassilopoulos

During the year ended December 31, 2017, Konstantinos Vassilopoulos, the Company’s US Finance Manager, paid $10,179 of existing bills of the Company. There is no formal agreement related to these transactions. During the year ended December 31, 2018, the Company paid back $9,810. There is no formal agreement related to these transactions. As of December 31, 2018 and 2017 the outstanding balance under this loan was $369.

During the year ended December 31, 2018, the Company borrowed and repaid an aggregate of $168,000 to Mr. Konstantinos Vassilopoulos. These loans have no formal agreement and bear no interest. As of December 31, 2018, an outstanding principal balance of $0 and $0 accrued interest remains.

Nicholaos Lazarou

In connection with the Decahedron SPA, on February 9, 2017, Decahedron, Medihelm S.A. and Nicholaos Lazarou entered into a liability transfer agreement whereby the loan provided from Decahedron to Nicholaos Lazarou prior to the acquisition would be cancelled in exchange for Nicholaos Lazarou’s personal assumption of approximately £172,310 ($233,118) owed to Medihelm S.A., a creditor of Decahedron.

Following the acquisition of Decahedron, Nicholaos Lazarou is the managing director of the Company’s UK subsidiary, and is hence considered a related party to the Company.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018

On December 19, 2017, the Company entered into a stock purchase agreement with an officer and director of the Company, whereby for consideration of €80,000 ($94,495) the Company purchased 20,000 shares of its common stock. As per the agreement, the sale and transfer of the shares occurred on December 19, 2017, the date of signing, however the Company is entitled to pay the full consideration in tranches until July 2018. As of December 31, 2017, the Company has paid consideration of €28,000 ($33,073) and had an amount due to related party of €52,000 ($61,422) recorded as accounts payable related party as of December 31, 2017. The shares were returned to the Company in February 2018. During the year ended December 31, 2018, the Company repaid the remaining balance of €52,000 ($61,448) and has an amount due to related party of €0 ($0) as of December 31, 2018.

On June 18, 2018, the Company entered into a stock purchase agreement with an officer and director of the Company, whereby for consideration of €60,000 ($69,912) the Company repurchased 15,000 shares of its common stock. As per the agreement, the sale and transfer of the shares occurred on June 18, 2018, the date of signing, however the Company is entitled to pay the full consideration in tranches until November 2018. During the year ended December 31, 2018, the Company has paid consideration of €60,000 ($70,902) and has an amount due to related party of €0 ($0) as of December 31, 2018.

On November 30, 2018, the Company entered into a stock purchase agreement with an officer and director of the Company, whereby for consideration of $60,000 the Company repurchased 20,000 shares of its common stock. As per the agreement, the sale and transfer of the shares occurred on November 30, 2018, the date of signing, however the Company is entitled to pay the full consideration in tranches until August 2019. During the year ended December 31, 2018, the Company has paid consideration of $11,317 and has an amount due to related party of $48,683 recorded as accounts payable related party as of December 31, 2018.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

NOTE 11 – LINES OF CREDIT

The line of credit with National Bank of Greece is being renewed annually with a current interest rate of 6.00%.  The maximum borrowing allowed was $1,374,720 at December 31, 2018.  The outstanding balance was $766,575 at December 31, 2018.

The line of credit with Alpha Bank of Greece is renewed annually with a current interest rate of 6.00%.  The maximum borrowing allowed was $687,360 at December 31, 2018.  The outstanding balance was $461,179 at December 31, 2018.

The line of credit with Eurobank of Greece is being renewed annually with a current interest rate of 8.55%.  The maximum borrowing allowed was $572,800 at December 31, 2018.  The outstanding balance was $286,829 at December 31, 2018.

Interest expense for the year ended December 31, 2018, was $32,275.

Under the agreements, the Company is required to maintain certain financial ratios and covenants. These lines of credit were assumed in the Company’s acquisition of Cosmofarm. During the year ended December 31, 2018 the Company was in compliance with these ratios and covenants.

NOTE 12 – CONVERTIBLE DEBT

November 15, 2017 Securities Purchase Agreement

On November 15, 2017, the Company entered into a Securities Purchase Agreement with two institutional investors (the “Buyers”), pursuant to which the Company issued on November 16, 2017 for a purchase price of $3,000,000, $3,350,000 in aggregate principal amount of Senior Convertible Notes (the “Existing Notes”) to the Buyers, convertible into approximately 670,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) at $5.00 per Share and five-year warrants (the “Warrants”) to purchase an aggregate of 536,000 shares of Common Stock exercisable at $7.50 per share. The Notes contained an original issue discount of $350,000. Of the $3,000,000 purchase price, $240,000 went directly to financing costs (see below) and $74,000 went directly to legal fees such that the Company received net proceeds of $2,686,000.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018

On February 20, 2018, the Company entered into two separate Amendment and Exchange Agreements (“Exchange Agreements”) with the Buyers for new senior convertible notes (“New Notes”) in exchange for existing notes. Each New Note is identical in all material respects to the Existing Note, except that (i) the New Note was not convertible into shares of the Company’s common stock (the “Common Stock”) until April 20, 2018; (ii) all future cash installment payments under such New Note will be made at a redemption price equal to 112% of the applicable installment amount; (iii) the Company’s existing obligation to initially deliver pre-delivery shares of its common stock to the holder of such New Note was deferred until April 20, 2018; and (iv) at any time on or before June 20, 2018, the Company had the right, at its option, to redeem all, or any part, of the amounts then outstanding under such New Note in cash at a redemption price equal to 125% of such amounts then outstanding under such New Note. The Company will repay the principal amount of the Notes in equal monthly installments beginning on January 1, 2018 and repeating on the first business day of each calendar month thereafter until the fourteenth (14th) month anniversary date of issue. On September 26, 2018, the Company entered into a second amendment which extended the maturity dates of the notes to February 1, 2019. No interest shall accrue under the Notes unless and until an Event of Default (as defined) has occurred and is not cured. As of December 31, 2018, no such event of default had occurred. On April 24, 2018, 670,001 per-delivery shares were issued. Eighty-five (85%) percent of any cash proceeds received by the holders of the Notes from the sale of pre-delivery shares issued as collateral shall be applied against the particular installment amount then due. The Notes are senior in right of payment to all existing and future indebtedness except Permitted Indebtedness which includes $12 million of senior secured indebtedness of the Company and its subsidiaries under the above described Synthesis loan agreements, plus a defined amount of purchase money indebtedness in connection with bona fide acquisitions. The Company evaluated the debt modification in accordance with ASC 470-50 and concluded that the debt qualified for debt extinguishment as the 10% cash flow test was met. As a result, the Existing Notes were written off and the New Notes were recorded at fair value as of February 20, 2018. The Company wrote off the remaining principal balance of $2,871,429 of the Existing Notes along with the remaining $2,596,838 of debt discounts related to the Existing Notes of which $1,140,711 was a reduction to additional paid-in-capital representing the intrinsic value of the existing beneficial conversion feature. The Company recorded the New Notes in the amount of $3,216,000 and a total debt discount of $3,216,000 in relation to the intrinsic value of the new beneficial conversion feature of $2,880,000 and an original issue discount of $336,000. This resulted in a net loss on extinguishment of debt in the amount of $1,464,698 and additional net equity related to the beneficial conversion feature of $1,739,289.

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

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018

On December 12, 2018, the Company entered into a Third Amendment and Exchange Agreement (“Third Exchange Agreement”) with the Buyers whereby the existing 536,000 warrants issued to such investors in connection with the November 15, 2017 Securities Purchase Agreement were retired in exchange for 727,683 new warrants.  Additionally, the investors agreed to convert $1,333,333 of the debt related to the September 4, 2018 Securities Purchase Agreement at a reduced conversion price of $3.478.  The Company issued those 383,363 shares on December 13, 2018.  The Third Exchange agreement was considered to be an inducement to conversion and accounted for in accordance with ASC 470-20.  Accordingly, the Company recorded a modification expense of $1,778,952 for the year ended December 31, 2018.

The modification expense was based on the change in the fair value of the warrants and conversion feature before and after the modification using the Black-Scholes option-pricing model on the date of the modification using the following assumptions: pre-modification: (a) exercise price of $7.50 and, (b) fair value of common stock of $6, (c) expected volatility of 243.69%, (d) dividend yield of 0%, (e) risk-free rate of 2.77%, (f) expected life of 3.93 years; and post-modification (a) exercise price of $6, (b) fair value of common stock of $6, (c) expected volatility of 113.62%, (d) dividend yield of 0%, (e) risk-free rate of 2.77%, (f) expected life of 5 years.

The Warrants had a five-year term and were exercisable into 536,000 shares of Common Stock beginning May 16, 2018, which was six months after the issue date. The Warrants were exercisable at $7.50 per share subject to full ratchet anti-dilution protection (see above). As of December 31, 2018, there were no anti-dilution trigger events. The Warrants would have been exercisable on a cashless basis if a registration statement was not effective covering the resale of the underlying Warrant Shares. The Company calculated the warrants at relative fair value of $1,545,288, which was recognized as a discount to the Existing Notes of which $347,418 was amortized as interest expense through February 19, 2018. On February 20, 2018, the remaining balance was reversed due to the Exchange Agreement as discussed above. On December 12, 2018, pursuant to the Third Amendment and Exchange Agreement, the 536,000 warrants were retired in exchange for the issuance of 727,683 new warrants that are exercisable at $6.00 per share and have the same rights and privileges as the original warrants and expire on December 11, 2023.

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

The Company filed, within thirty (30) days of the Closing, a registration statement covering one hundred fifty (150%) percent of the maximum number of shares, underlying the Notes and Warrants pursuant to a registration rights agreement with the Buyers (the “Registration Rights Agreement”). The Post-Effective Amendment to the registration statement (No. 333-222061) was declared effective on May 14, 2018.

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

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018

During the year ended December 31, 2018, there were principal conversions in the amount of $386,062 and the Company repaid principal in the amount of $2,919,286, such that the remaining outstanding principal balance of the Notes as of December 31, 2018 is $149,938.

The Company recorded a total of $3,350,000 of debt discounts related to the above Existing Notes in the year ended December 31, 2017. A total of $360,890 was amortized during the year ended December 31, 2017 and an additional $392,272 related to the debt discount of the Existing Notes was amortized through February 19, 2018. As a result of the Exchange Agreement discussed above, the debt discounts of the Existing Notes were written off and a total of $3,169,672 of debt discounts were recorded during the year ended December 31, 2018. The debt discounts are being amortized over the term of the debt. Amortization of the debt discounts of the New Notes for the year ended December 31, 2018 was $3,124,058.

September 4, 2018 Securities Purchase Agreement

On September 4, 2018, the Company entered into a Securities Purchase Agreement with two institutional investors (the “Buyers”) pursuant to which the Company issued for a purchase price of $2,000,000, $2,233,333 in aggregate principal amount of Senior Convertible Notes (the “September 2018 Notes”) to the Buyers, convertible into 372,223 shares of the Company’s common stock, par value $.001 per share at $6.00 per share (with the exception of the conversion related to the Third Exchange Agreement), and warrants to purchase an aggregate of 357,334 shares of Common Stock exercisable at $7.50 per share (the “Warrants”). The Notes contained an original issue discount of $233,332. Of the $2,000,000 purchase price, $140,000 went directly to financing costs (see below) and $15,000 went directly to legal fees such that the Company received net proceeds of $1,845,000.

The September 2018 Notes provide that the Company will repay the principal amount of Notes in equal monthly installments including a 5% installment fee, which is recorded as interest expense, beginning on November 1, 2018 and repeating on the first business day of each calendar month thereafter until May 1, 2019.  During the year ended December 31, 2018, the Company has recorded $31,905 in installment fees. No annual interest will accrue under the Notes unless and until an Event of Default has occurred and is not cured and will then accrue interest at 18% per annum.

The Notes are convertible at any time by the Holder into shares of Common Stock at the rate of $6.00 per share (with the exception of the conversion pursuant to the Third Exchange Agreement), subject to full ratchet anti-dilution adjustment (the “Conversion Price”). According to the original terms of the agreement, the Company was to pre-deliver up to 372,222 shares of common stock to the Buyers. Eighty-five percent (85%) of any cash proceeds received by the Buyers from the sale of the Pre-Delivery Shares would then be applied against the particular installment amount due on such Installment Date under the Note. The Company had three months to deliver the Pre-Delivery shares, however the debt was repaid prior to the opportunity to deliver those shares. The Registration Statement (No. 333-22781 covering 150% of the number of shares underlying the Notes and warrants was declared effective on November 1, 2018. Upon an Event of Default (regardless of whether such event has been cured), the Buyers may convert at an alternative conversion price equal to the lower of the then applicable Conversion Price or seventy-five (75%) percent of the then Volume-Weighted Average Price (as defined, the “VWAP”). The Company valued the beneficial conversion feature of the Existing Notes at intrinsic value and recorded $934,922 to debt discount, which will be amortized over the life of the Notes.

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

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018

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

During the year ended December 31, 2018 there were principal conversions in the amount of $1,333,333 at a conversion price of $3.478 pursuant to the Third Exchange Agreement and the Company repaid principal of $638,095, such that the remaining outstanding principal balance of the Notes as of December 31, 2018 was $261,903.

The Company recorded a total of $2,233,332 of debt discounts related to the above Notes during the year ended December 31, 2018. The debt discounts are being amortized over the term of the debt. Amortization of the debt discounts for the year ended December 31, 2018 was $2,049,232.

NOTE 13 – DEBT

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

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018

On November 5, 2015, the Company entered into a Loan Agreement pursuant to which the Company borrowed €20,000 ($21,812), of which proceeds of €10,000 ($10,906) have been received as of December 31, 2016. The loan bears an interest rate of 1% per annum and was due and payable in full on November 5, 2016. The Company repaid €2,000 ($2,110) as of December 31, 2016. During the year ended December 31, 2017, the Company repaid the outstanding balance of €8,000 ($9,618) and accrued interest of €115 ($138) in full and reversed the €10,000 ($12,022) receivable that was never received.

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

On November 16, 2015, the Company entered into a Loan Agreement with Panagiotis Drakopoulos, former Director and former Chief Executive Officer, pursuant to which the Company borrowed €40,000 ($42,832) as a note payable from Mr. Drakopoulos. The note bears an interest rate of 6% per annum and was due and payable in full on November 15, 2016. During the year ended December 31, 2017, the Company repaid €17,000 ($20,437) of principal and €2,060 ($2,477) of accrued interest in full. During the year ended December 31, 2018, the Company paid back an additional €10,000 ($11,456). As of December 31, 2018, the Company has an outstanding principal balance of €13,000 ($14,893) and accrued interest of €3,088 ($3,538).

During the year ended December 31, 2015, the Company borrowed €30,000 ($32,577) as a loan payable from Mr. Panagiotis Drakopoulos, former Director and former Chief Executive Officer. The loan had no formal agreement and bore no interest. During the year ended December 31, 2016, the Company repaid €13,000 ($13,718) of the loan. During the year ended December 31, 2017 the Company repaid the remaining €17,000 ($20,437) in full.

On February 5, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €20,000 ($22,262). The loan bore an interest rate of 6% and had no maturity date. During the year ended December 31, 2017, the Company repaid the €20,000 ($24,044) loan and accrued interest of €1,020 ($1,226) in full.

On March 4, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €50,000 ($55,050) from a third party. On May 04, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed an additional €50,000 ($57,430). The loans bore an interest rate of 6% and a maturity date of March 4, 2017 and May 4, 2017, respectively. During the year ended December 31, 2017, the Company repaid both loans in the amount of €100,000 ($120,220) and accrued interest of €1,175 ($1,413) in full.

On April 19, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €100,000 ($113,750). The loan bore an interest rate of 6% and matured on April 19, 2017. During the year ended December 31, 2017, the Company repaid the loan in the amount of €100,000 ($120,220) and accrued interest of €3,100 ($3,727) in full.

On April 22, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €38,000 ($42,708). The loan bore an interest rate of 6% and matured on April 22, 2017. During the year ended December 31, 2017, the Company repaid the loan in the amount of €38,000 ($45,684) and accrued interest of €1,777 ($2,136) in full.

On May 24, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €50,000 ($55,725). The loan bore an interest rate of 6% and matured on May 24, 2017. During the year ended December 31, 2017, the Company repaid the principal balance of €50,000 ($60,110) and accrued interest of €1,275 ($1,533) in full.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018

On October 18, 2016, the Company entered into a Loan Agreement pursuant to which the Company borrowed €10,000 ($10,997). The loan bore an interest rate of 10% and matured on October 18, 2017. During the year ended December 31, 2017, the Company repaid the principal balance of €10,000 ($12,022) and accrued interest of €545 ($655) in full.

On January 18, 2018, the Company entered into a Loan Agreement with a third party, pursuant to which the Company borrowed €75,000 ($91,785). The note bore an interest rate of 6.5% per annum and had a maturity date of January 17, 2019. The note was secured by a personal guaranty of Grigorios Siokas. During the year ended December 31, 2018, the Company repaid the loan and the related accrued interest of €1,748 ($2,002) in full.

On March 16, 2018, the Company entered into a Loan Agreement with a third party, pursuant to which the Company borrowed €1,500,000 ($1,718,400) as a note payable. The note bears an interest rate of 4.7% per annum and has a maturity date of March 18, 2019. On December 20, 2018, the €1,500,000 ($1,718,400) note payable was transferred to Grigorios Siokas. As of December 31, 2018, the Company has an outstanding principal balance of €1,500,000 ($1,718,400) and accrued interest of €55,631 ($63,371).

On April 2, 2018, the Company entered into a Loan Agreement with a third party, pursuant to which the Company borrowed €5,000 ($6,144) as a note payable. The note bears an interest rate of 4.7% per annum and has a maturity date of June 15, 2019. As of December 31, 2018, the Company repaid the loan in full. Due to the early repayment by the Company, an agreement was reached between the Company and the lender for no interest to accrue under this loan.

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

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018

On April 18, 2018, the Company entered into an amendment with the Lender that was effective as of January 1, 2018, pursuant to which the maturity dates for all advances was extended to December 31, 2021. Additionally, the interest rate was amended such that the interest rate for all advances is 4% plus the 3-Month Libor rate. The Loan Facility also forgave €35,060 ($40,000) in fees related to the July 6, 2017 advance. As a result, the Company reduced the unamortized portion of debt discount that related to those fees and recorded a gain on debt settlement of €19,763 ($23,354).

As of December 31, 2018, the outstanding balance under this note was $3,078,442 (€2,687,187) and accrued interest expense of $414,830 (€362,107) has been recorded.

The Company recorded a total of €155,060 ($191,034) in debt discounts related to this note in prior years. The debt discounts are being amortized over the term of the debt. As a result of the April 18, 2018 amendment, the Company reduced the unamortized debt discount by €20,237 ($20,237). The Company amortized a total of €92,661 ($114,158) in prior years. Amortization of the debt discounts for the year ended December 31, 2018 was €42,162 ($56,043).

Bridge Loans

On March 16, 2017 and March 20, 2017, SkyPharm entered into loan agreements with the Synthesis Peer-To Peer-Income Fund (the “Bridge Loans”). The Bridge Loans provided to SkyPharm loans of €41,590 ($50,000) and €100,000 ($120,220), respectively, during the year ended December 31, 2017. The Bridge Loans accrue interest at a rate of 10% per annum and were repayable on April 16, 2017 and April 20, 2017, respectively, together with all other amounts then accrued and unpaid. On April 16, 2017, the maturity dates were amended for no additional consideration or change in terms and conditions. The maturity dates of both loans were amended, and they matured on May 16, 2017 and May 20, 2017, respectively. Pursuant to the April 18, 2018 agreement and effective January 1, 2018, the Company reached an agreement with Synthesis Peer-To-Peer Income Fund such that the March 20, 2017 loan would have a fixed USD payoff amount of $106,542. As a result of this agreement the Company recorded a gain on settlement of debt of €16,667 ($19,695) related to the reduction of the USD payoff amount and an additional gain on settlement of debt of €3,950 ($4,668) related to interest that had accrued on the original amount of the loan. The Company has accrued interest expense of an aggregate total of €14,715 ($16,857) for both loans and the outstanding balances of these loans was €43,645 ($50,000) and €93,001 ($106,542), respectively, as of December 31, 2018.

On May 5, 2017, SkyPharm entered into a loan agreement with Synthesis Peer-To-Peer Income Fund for €31,388 ($34,745). The loan accrues interest at a rate of 10% per annum and matured on September 30, 2017. The Company has accrued interest expense of €3,410 ($3,906) and the outstanding balance on this loan was €30,329 ($34,745) as of December 31, 2018.

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

Trade Facility Agreements

On April 10, 2017, Decahedron entered into a Trade Finance Facility Agreement (the “Decahedron Facility”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”). The Decahedron Facility provides the following material terms:

•	The Lender will provide Decahedron a facility of up to €2,750,000 ($3,150,400) secured against Decahedron’s receivables from the sale of branded and generic pharmaceutical sales.

•	The total facility will be calculated as 95% of the agreed upon value of Decahedron’s receivables.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018

•	The term of the Decahedron Facility will be for 12 months.

•	The obligations of Decahedron are guaranteed by the Company pursuant to a Cross Guarantee and Indemnity Agreement.

•	The Lender has the right to make payments directly to Decahedron’s suppliers.

•	The following fees should be paid in connection with the Decahedron Facility:

	o	2% of the maximum principal amount as an origination fee.

	o	A one percent (1%) monthly fee.

The current draw on the Decahedron Facility is $0.

On May 12, 2017, SkyPharm entered into a Trade Finance Facility Agreement (the “SkyPharm Facility”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”). The SkyPharm Facility provides the following material terms:

•

The Lender will provide SkyPharm a facility of up to €2,000,000 ($2,291,200) secured against SkyPharm’s receivables from the sale of branded and generic pharmaceutical sales. In the event that accounts receivable becomes uncollectible, the Company will be obligated to pay back the notes in full.

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

On November 16, 2017, SkyPharm signed an amended agreement with Synthesis Structured Commodity Trade Finance Limited that increased the maximum aggregate facility limit from €2,000,000 ($2,291,200) to €6,000,000 ($6,873,600). All other terms of the original agreement remain the same. The Company also obtained consents from Synthesis Peer-to-Peer Income Fund in connection with obtaining the November 2017 convertible debt financing.

On May 12, 2018, the Company borrowed an additional €270,000 ($247,117) in funds.

On May 16, 2018, SkyPharm S.A., as Commodity Buyer, entered into a Supplemental Deed of Amendment (the “Deed”) relating to a Trade Finance Facility dated May 12, 2017, as amended, with Synthesis Structured Commodity Trade Finance Limited (“Synthesis”), as Loan Receivables Originator. Under the Trade Finance Facility (the “TFF”) first entered into on May 12, 2017, as amended, there was a principal balance of €5,866,910 ($5,369,678) outstanding as of March 31, 2018. SkyPharm made a payment of €1,000,000 ($1,123,600) of interest and principal on May 31, 2018 under the terms and conditions of the Deed. Additionally, the maturity date for the facility has been amended such that, the full principal amount is to be repaid no later than May 31, 2021, subject to a repayment schedule to be agreed upon by SkyPharm and Synthesis Structure Commodity Trade Finance Limited. Synthesis Structure Commodity Trade Finance Limited may extend this final repayment date at its sole discretion.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018

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

On October 17, 2018, the Company entered into a further amended agreement with Synthesis whereby the current balance on the TFF as of October 1, 2018, which was €4,866,910 ($5,629,555) and related accrued interest of €453,094 ($524,094) would be split into two principal balances of Euro €2,000,000 and USD $4,000,000.  Interest on the new balances commenced on October 1, 2018 at 6% per annum plus one-month Euribor, when it is positive, on the Euro balance and 6% per annum plus one month Libor on the USD balance.  The Company will replay the principal amounts of each balance beginning no later than August 31, 2018 in quarterly installments of €125,000 and US $150,000.  The loan matures on August 31, 2021.  The Company evaluated the amended agreement under ASC 470-50 and concluded that it did not meet the 10% cash flow test and recorded debt modification expense of $138,110.

As of December 31, 2018, the Company has principal balances of €2,000,000 ($2,291,200) and $4,000,000 under the TFF  and the Company has accrued $0 and $19,834, respectively in interest expense related to this agreement.

The Company recorded a total debt discount of €117,338 ($137,063) in origination fees associated with these loans, which was amortized over the original terms of the agreements. Amortization of debt discount for year ended December 31, 2017 was €61,295 ($69,269). Amortization of the debt discount for the year ended December 31, 2018 was €56,043 ($66,226) and resulted in the full amortization of the debt discount.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018

Distribution and Equity Agreement

As discussed in Note 5 above, the Company entered into a Distribution and Equity Acquisition Agreement with Marathon. The Company was appointed the exclusive distributor of the Products initially throughout Europe and on a non-exclusive basis wherever else lawfully permitted.

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

As discussed in Note 5, the Company attributed no value to the shares received in Marathon pursuant to (a) above. In relation to the CAD $ 2 million cash received noted in (b) the prior paragraph, the Company accounted for its obligation to issue a variable number of the Company’s Common Shares as Share-settled debt obligation in accordance with ASC 480 measured at fair value or the settlement amount of $1,554,590 (CAD $ 2 million). If settlement were to occur on December 31, 2018, the Company would be required to issue 337,158 Common Shares to settle its debt obligation. The Company could be obligated to potentially issue an unlimited number of common shares to settle its Share-settled debt obligation. If such events were to occur, the Company would be required to increase its authorized share capital and since increasing the authorized share capital is within the control of the Company, as our CEO controls greater than 50% of the outstanding common stock of the Company, the original classification of equity-classified financial instruments issued by the Company were not affected.

None of the above loans were made by any related parties.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of December 31, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

Operating Leases

The Company conducts its operations from an office located in Chicago, Illinois for which beginning in January 2015, the monthly rent expense was $709, which has been paid through December 31, 2017. The lease expired as of May 31, 2017, however, the Company has negotiated and entered into a two-year amendment to that lease that commenced as of June 1, 2017 through May 31, 2019. The monthly rate from June 1, 2017 through May 31, 2018 was $709 per month and increased to $730 per month from June 1, 2018 through May 31, 2019. Rent expense for the years ended December 31, 2018 and 2017, was $8,651 and $8,502, respectively.

Prior to the sale on September 30, 2018, the offices of Amplerissimo were located at 9, Vasili, Michaelidi Street, 3026, Limassol, Cyprus. The Company had a one-year lease which commenced on July 29, 2013 and was last renewed through July 2018, at the rate of €110 per month. Rent expense for the years ended December 31, 2018 and 2017 was $1,183 and $1,492, respectively.

The offices of SkyPharm are located at 5, Agiou Georgiou Street 57001, Pylaia, Thessaloniki, Greece. The Company has a six-year lease that commenced on September 1, 2014 at the rate of €4,325 ($4,955) per month. In December 2015, the lease was revised to include an additional rental of the first floor at a rate of €800 ($916) per month. The lease was further revised in March 2016 to include another additional rental of the first floor at a rate of €800 ($916) per month beginning in May 2016. On May 30, 2016, the lease was revised again to include an additional rental of space at a rate of €1,825 ($2,091) per month beginning in June 2016. On March 23, 2017, SkyPharm entered into an additional three-year lease at a rate of €1,250 ($1,432) per month that commenced May 2017. As a result, the total monthly lease amount is now €9,000 ($10,310) per month. Rent expense for the years ended December 31, 2018 and 2017 was €108,000 ($127,624) and €103,000 ($116,400) respectively.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018

The offices of Decahedron are located at Unit 11, Spire Greene Centre, Harlow, CM19 5TR, Essex, U.K., for which we pay approximately ₤1,908 ($2,430) per month, under an amendment to a lease dated October 25, 2011, which commenced on October 25, 2016 and expires on October 24, 2021. Rent expense for the year ended December 31, 2018 and from the date of acquisition through December 31, 2017 was ₤29,789 ($39,762) and ₤20,992 ($27,180), respectively.

As of December 31, 2018, the offices of Cosmofarm were located at Herakleous 39, Neos Kosmos, Athens, Attiki, Greece, 11743. The lease expired of €1,400 ($1,654) per month expired on March 31, 2019. Cosmofarm has subsequently moved its principal offices to Gonata Stylianou 15, Peristeri, Attiki, Greece 12133. The Company has a ten-year lease which commenced on July 18, 2018, at the rate of €3,333 ($3,809), subject to a grace period until September 30, 2018. Rent expense did not accrue from July 18, 2018, to September 30, 2018. The Company rents additional square footage at Missonos 15-17, Neos Kosmos, Athens, Attiki, Greece, 11743. The Company has a three-year lease which commenced on May 1, 2017, at a rate of €400 ($457) per month.

Future minimum operating lease commitments consisted of the following at December 31, 2018:

Year Ended December 31,	Amount (USD)
2019	$207,853
2020	$118,054
2021	$70,121
2022	$45,824
2023	$45,824
Thereafter	$164,203
$651,879

Capital Leases

The Company leases mechanical equipment under capital leases.  The following is a schedule of future minimum lease payments, together with the present value of minimum lease payments under capital leases, at December 31, 2018:

Year Ending December 31,	Amount (USD)
2019	36,801
2020	14,955
Less amount representing interest	(2,217)
Present value of minimum lease payments	49,539
Less current portion	(34,805)
14,734

Interest expense for the years ended December 31, 2018 and 2017 was $256 and $0, respectively.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018

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

The Company has agreed to pay Anastasios Tsekas €1,500 per month until the first issuance of the shares referenced above. The Company has also agreed that in the event the Company disposes of the Intellectual Property prior to the periods referenced above, the sellers shall be entitled to the issuance of all the shares referenced above. The Company is in the process of locating a suitable lab to conduct the preclinical trial phase, which has not yet begun as of the date of filing.

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

In connection with the Company’s September 4, 2018 Note offering, the Agent received a cash commission for this transaction of $140,000, equal to seven (7%) percent of the total gross proceeds of the offering and the issuance of five-year warrants to purchase seven (7%) percent of the shares of Common Stock issued or issuable in this offering (excluding shares of Common Stock issuable upon exercise of any Warrants issued to investors, or 26,056 shares); however, will receive seven (7%) percent of any cash proceeds received from the exercise of any Warrants sold in the offering with an expiration equal to or less than twenty-four (24) months. The Warrants are exercisable six (6) months after the date of issuance, or March 4, 2019.

Advisory Agreement

On April 18, 2018, SkyPharm S.A. entered into a ten-year Advisory Agreement with Synthesis Management Limited (the “Advisor”). The Advisor was retained to assist SkyPharm to secure corporate finance capital. The Advisor shall be paid €104,000 per year during the ten-year term.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018

NOTE 15 – EARNINGS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the Company, decreased with respect to net income or increased with respect to net loss by dividends declared on preferred stock by using the weighted-average number of common shares outstanding. The dilutive effect of incremental common shares potentially issuable under outstanding options, warrants and restricted shares is included in diluted earnings per share in 2018 and 2017 utilizing the treasury stock method. The computations of basic and diluted per share data were as follows:

	12/31/2018	12/31/2017
Numerator for Basic and Diluted Earnings Per Share:
Net (loss) income	$(8,842,077)	$(6,209,768)
Denominator for Basic Earnings Per Share:
Weighted Average Shares	13,306,612	12,780,813
Potentially Dilutive Common Shares	-	-
Adjusted Weighted Average Shares	13,306,612	12,780,813
Basic and Diluted Net (Loss) Income per Share	(0.66)	(0.49)

The following table summarized the potential shares of Common Stock that were excluded from the computation of diluted net loss per share for the years ended December 31, 2018 and 2017 as such shares would have had an anti-dilutive effect:

	2018	2017
Common Stock Warrants	144,338	38,824
Common Stock Options	60,437	16,240
Convertible Debt	52,381	622,142
Total	257,155	677,206

NOTE 16 - STOCK OPTIONS AND WARRANTS

On October 1, 2016 the Company granted 12,000 options to an employee of the Company as compensation for being appointed the US Finance Manager of the Company. The options have an exercise period of four years with an exercise price of $2.00. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options vest monthly with 12,000 options fully vested as of December 31, 2016. The options were valued at $65,290 using the Black Sholes Option Pricing Model with the following inputs: stock price on measurement date: $5.80; Exercise price: $2.00; Option term: 4 years; Computed volatility: 159%. The Company expensed $16,636 as of December 31, 2016. During the year ended December 31, 2017 the Company expensed an additional $48,655.

On January 1, 2017 the Company entered into a two-year agreement whereby the employee was granted compensation of €1,000 per month and an annual retainer of 25,000 stock options per year as compensation for being appointed the International Finance Manager of the Company. The options have an exercise period of four years with an exercise price of $1.00. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options vest monthly, with a total of 25,000 options fully vested as of December 31, 2017 and December 31, 2018, respectively. The options issued in the year ended December 31, 2017 were valued at $195,307 using the Black Scholes Option Pricing Model with the following inputs: stock price on measurement date: $8.20; Exercise price: $1.00; Option term: 4 years; Computed volatility: 136.76%. The fair value of the options was amortized over a year with $195,307 expensed during the year ended December 31, 2017. The options issued during the year ended December 31, 2017 were valued at $242,002 using the Black Scholes Option Pricing Model with the following inputs: stock price on measurement date: $10.20; Exercise price: $1.00; Option term: 4 years; Computed volatility: 120.92%. The fair value of the options was amortized over a year with $242,002 expensed during the year ended December 31, 2018.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018

On January 3, 2017 the Company determined to create an advisory board and appointed Mr. Orestes Varvitsiotes as its first member. Mr. Varvitsiotes is a registered broker dealer who is currently engaged with Aegis Capital Corp. In connection therewith, the Company entered into an Advisory Board Member Consulting Agreement, dated as of January 3, 2017 whereby an annual retainer of 12,000 stock options was granted as compensation for services. The options have an exercise period of five years with an exercise price of $2.00. In the event that he ceases to work for the Company for any reason, he will be entitled to a pro rata portion of the annual options. The options vest monthly, with a total of 12,000 options fully vested as of December 31, 2017. The options were valued at $94,830 using the Black Scholes Option Pricing Model, with the following inputs: stock price on measurement date: $8.20; Exercise price: $2.00; Option term: 5 years; Computed volatility: 155.37%. The fair value of the options was amortized over the year with $94,830 expensed during the year ended December 31, 2017.

As of December 31, 2018, there were 74,000 options outstanding and 74,000 options exercisable with expiration dates commencing October 2020 and continuing through January 2022.

A summary of the Company’s option activity during the year ended December 31, 2018 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2016	12,000	$2.00	3.75	$-
Granted	37,000	1.32	3.33	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2017	49,000	$1.49	3.19	$-
Granted	25,000	1.00	4.00	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2017	74,000	$1.32	2.47	$198,000

Exercisable, December 31, 2017	74,000	$1.32	2.47	$198,000

In connection with a private placement that took place on April 7, 2017, the Company issued warrants for a total of 10,040 common shares of the Company at a 1:1 ratio for shares purchased by investors. The warrants were valued using the Black Scholes valuation model with stock prices ranging from $7.60 to $8.50, exercise price of $30.00, volatility ranging from 76.66% to 90.86% based on the Company’s stock price, an expected term of 1 year and a risk-free rate ranging from 1.07% to 1.11%.  These warrants expired during the year ended December 31, 2018.

On November 16, 2017, in connection with the Securities Purchase Agreement, the Company issued warrants for 536,000 common shares of the Company (See Note 16). The fair value of the warrants was determined using a Black Scholes valuation model with a stock price of $7.20, exercise price of $7.50, volatility of 169.29% based on the Company’s stock price, an expected term of 5 years and a risk-free rate of 1.68%. The relative fair value of the warrants of $1,545,288 was recorded as a discount to the Notes and as additional paid in capital and the expense will be amortized over the two-year term of the underlying Notes. The warrants became exercisable on May 16, 2018.  On December 12, 2018, in connection with the Third Exchange Agreement (See Note 10), the 536,000 warrants were exchanged for 727,683 warrants.  These warrants were immediately exercisable with an exercise price of $6.00 and a termination date of December 11, 2023.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018

On November 16, 2017 in connection with the $3,350,000 Securities Purchase Agreement (See Note 16), Roth Capital Partners, LLC (“Roth”), as the Company’s exclusive placement agent, was issued warrants for 53,600 common shares of the Company. The fair value of the warrants was determined using a Black Scholes valuation model with a stock price of $7.20, exercise price of $5.00, volatility of 169.29% based on the Company’s stock price, an expected term of 5 years and a risk-free rate of 1.68%. The value of the warrants of $368,003 was recognized as interest expense during the year ended December 31, 2017. The warrants became exercisable on May 16, 2018.

On September 4, 2018, in connection with the $2,233,333 Securities Purchase Agreement, the Company issued warrants for 357,334 common shares of the Company (See Note 16). The fair value of the warrants was determined using a Black Scholes valuation model with a stock price of $6.40, exercise price of $7.50, volatility of 111.51% based on the Company’s stock price, an expected term of 5 years and a risk free rate of 2.78%. The value of the warrants of $910,078 was recognized as interest expense during the year ended December 31, 2018. The warrants became exercisable on March 4, 2019.

On September 4, 2018, in connection with the $2,233,333 Securities Purchase Agreement (See Note 16), Roth Capital Partners, LLC (“Roth”), as the Company’s exclusive placement agent, was issued warrants for 26,056 common shares of the Company. The fair value of the warrants was determined using a Black Scholes valuation model with a stock price of $6.40, exercise price of $5.00, volatility of 169.29% based on the Company’s stock price, an expected term of 5 years and a risk free rate of 2.78%. The value of the warrants of $157,969 was recognized as interest expense during the year ended December 31, 2018. The warrants became exercisable on March 4, 2019.

The significant assumptions used to determine the fair values of warrants issued, using a Black-Scholes valuation model are as follows:

	December 31, 2018	December 31, 2017
Market value of underlying stock	$6.40	$7.20 - $8.50
Volatility	111.51%-254.07%	76.66% - 169.29%
Expected term (in years)	5 – 5.5	1 - 5.5
Risk-free interest rate	2.77% -2.78%	1.07% - 1.68%
Expected dividend yield	None	None

A summary of the Company’s warrant activity for the years ending December 31, 2018 and 2017 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2016	-	$-	-	$-
Granted	599,640	7.65	5.29	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2017	599,640	$7.65	5.29	$1,725,921
Granted	1,111,073	-	-	-
Forfeited	(536,000)	-	-	-
Exercised	-	-	-	-
Expired	(10,040)	-	-	-
Balance Outstanding, December 31, 2018	1,164,673	$6.41	5.01	$-

Exercisable, December 31, 2018	781,283	$5.93	4.91	$-

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018

NOTE 17 – DISAGGREGATION OF REVENUE

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

The Company disaggregates revenue by country to depict the nature and economic characteristics affecting revenue. The following table presents our revenue disaggregated by country for the years ended:

Country	December 31, 2018	December 31, 2017
Belgium	$4,230	$-
Bulgaria	-	3,001
Denmark	430,932	1,005,448
France	388,944	168,075
FYROM	-	6,003
Germany	14,783,119	14,904,644
Greece	2,970,219	2,034,907
Hungary	1,673,287	-
Indonesia	6,449	-
Ireland	1,519,746	1,431,638
Italy	481,141	372,166
Jordan	162,749	21,009
Netherlands	3,860,021	4,441,980
Poland	886,218	753,336
Portugal	-	6,003
Spain	8,724	-
Sweden	-	9,004
UK	9,908,103	4,856,165
Total	$37,083,882	$30,013,379

NOTE 18 – SUBSEQUENT EVENTS

Stock Purchase Agreement for the purchase of 193,408 shares of the Company’s common stock

On February 5, 2019, Cosmos Holdings Inc. (the “Company”) entered into a Stock Purchase Agreement (the “SPA”) with an institutional noteholder in the Company. The SPA provides for the purchase of 193,408 shares of the Company’s common stock at $3.00 per share or an aggregate of $580,224. Payment is scheduled over a five-month period, subject to acceleration if the Company effects an eligible equity offering (as defined in the agreement).

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018

Stock Purchase Agreement for the purchase of 83,341 shares of the Company’s common stock

On February 18, 2019, Cosmos Holdings Inc. (the “Company”) entered into a Stock Purchase Agreement (the “SPA”) with an institutional noteholder in the Company. The SPA provides for the purchase of 83,341 shares of the Company’s common stock at $3.00 per share or an aggregate of $250,023. Payment is scheduled over a five-month period, subject to acceleration if the Company effects an eligible equity offering (as defined in the agreement).

Senior Promissory Notes executed on April 1 and 3, 2019

On April 1 and 3, 2019, Cosmos Holdings Inc. (the “Company”) executed Senior Promissory Notes (the “Notes”) each in the principal amount of $250,000 payable to an unaffiliated third-party lender. The Notes bear interest at the rate of fifteen (15%) percent per annum, paid quarterly in arrears. The Notes mature on April 1 and 3, 2020 unless prepaid or in default. The Company may prepay the Notes within the first six (6) months by payment of unpaid interest for the first six (6) months interest and after six (6) months, with a (2%) percent ($5,000) premium.

The Notes are subject to acceleration in an Event of Default (as defined in the Notes). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the Notes. The guaranty is unconditional and irrevocable, and constitutes a guaranty of performance and of payment when due, and not just of collection.

Senior Promissory Note executed on April 9, 2019

On April 9, 2019, Cosmos Holdings Inc. (the “Company”) executed a Senior Promissory Note (the “Note”) in the principal amount of $250,000 payable to an unaffiliated third-party lender who had previously loaned the Company $500,000. The Note bears interest at the rate of fifteen (15%) percent per annum, paid quarterly in arrears. The Note matures on April 9, 2020 unless prepaid or in default. The Company may prepay the Note within the first six (6) months by payment of unpaid interest for the first six (6) months and after six (6) months, with a two (2%) percent ($5,000) premium.

The Note is subject to acceleration in an Event of Default (as defined in the Note). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the Note. The guaranty is unconditional and irrevocable, and constitutes a guaranty of performance and of payment when due, and not just of collection.

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

With the participation of the Chief Executive Officer/Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2018, as the result of a material weakness. The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting. We had the following material weakness at December 31, 2018:

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

We have put systems in place to deal with the revenue recognition deficiencies which include: having persuasive evidence that an arrangement exists in the form of a signed agreement, the price is fixed and determinable by having a purchase order signed by our customer and the company, written confirmation that goods or services have been delivered. The collectability aspect of revenue recognition will be met when we establish a collection history with our customers.

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

Dimitrios Goulielmos joined us as CEO, CFO and Director on September 27, 2013 and resigned as an officer as of February 26, 2016 but retained his position as a Director of the Company. Since 1991, he has been principal attorney at the law firm of Goulielmos D. & Partners. He contributes to the Board the benefits of his legal, academic, and business background. Mr. Goulielmos is a fourth-generation attorney. He received his law degree with Excellency from the Aristotle University of Thessaloniki in 1988. He did post graduate studies for International transactions and Company law at Paris France and at the LSE of London, England. In 2004 he was elected Vice-president of EUROPECHE the organization that was established by the European Committee for the consultation and proposal of solutions in the sector of Community Fishery. The same year he was also elected as National representative of Hellas in the MEDISAMAK, the organization responsible for all Mediterranean countries, in the sector of Fishery. In year 2007 he was reelected as Vice-President of EUROPECHE. He is a member of the social dialogue group of ACFA, of EU on labor affairs. He is an honorary lifetime member of International Who's Who Historical Society. Mr. Goulielmos has extensive experience in law, international deals, mergers, acquisitions, negotiations, international application of licenses, and real estate management which he will contribute to the Board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2018, the no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2018. Grigorios Siokas, the Company’s Chief Executive Officer, filed a Form 5, voluntarily disclosing the purchase of 100,000 shares by his wife in October 2017 with her own funds, which transaction was not completed and deemed rescinded, for which Mr. Siokas disclaimed beneficial ownership.

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

SUMMARY COMPENSATION TABLE

Name	YE 12/31	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Grigorios	2018	-		-	-	-	-	-	-	-
Siokas (1)	2017	250,000	(2)	-	-	-	-	-	-	250,000

Dimitrios	2018	-		-	-	-	-	-	-	-
Goulielmos (3)	2017	-		-	-	-	-	-	-	-

Demetrios G.	2018	-		-	-	-	-	-	-	-
Demetriades	2017	-		-	-	-	-	-	-	-

_____________

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2018.

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

Director Compensation

During the fiscal year ended December 31, 2018, no compensation was awarded to, earned by, or paid to our current director for services rendered in any capacities to us.

We have no formal plan for compensating our directors for their services in their capacity as directors. In the future we may grant options to our directors to purchase shares of common stock as determined by our Board of Directors or a compensation committee that may be established.

Stock Option Plans

We did not have a stock option plan as of December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of April 12, 2019, for each of the following persons, after giving effect to the transaction under the Exchange Agreement:

•	all such directors and executive officers as a group; and

•	each person who is known by us to own beneficially five percent or more of our common stock prior to the change of control transaction.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder's name. The percentage of class beneficially owned set forth below is based on 13,305,030 shares of common stock issued and outstanding on April 12, 2019 after giving retroactive effect to a 1 for 10 reverse stock split effective November 21, 2017. We calculated beneficial ownership according to Rule 13d-3 of the Securities Exchange Act of 1934, as amended as of that date (the “Exchange Act”). Shares of our Common Stock issuable upon exercise of options or warrants or conversion of Notes that are exercisable or convertible within sixty (60) days of April 12, 2019 are included as beneficially owned by the holder, but not deemed outstanding for computing the percentage of any other Stockholder for Percentage of Common Stock Beneficially Owned Immediately. Beneficial ownership generally includes voting and dispositive power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole dispositive power with respect to all shares beneficially owned.

Name and Address of Beneficial Owners of Common Stock 1	Title of Class	Amount and Nature of Beneficial Ownership		% of Common Stock

Grigorios Siokas [1]	Common	7,970,304		60.0%

Dimitrios Goulielmos [2]	Common	540,000		4.1%

DIRECTORS AND OFFICERS		8,510,304		64.1%

5% SHAREHOLDERS
Hudson Bay Ltd [3]		1,441,647	[4]	9.99%

____________

(1)	Mr. Siokas has a voting block of 7,970,304 common shares, or 60% of the issued and outstanding common stock of the Company as of April 12, 2019.

(2)

Mr. Goulielmos is the owner of Jaron Trading Limited a company that holds 40,000 common shares. Therefore Mr. Goulielmos, in addition to the 500,000 common share that he personally owns, he controls the 40,000- that belongs to Jaron Trading Limited. Attributing these shares to Mr. Goulielmos gives him a voting block of 540,000 shares, or 4.1% of the issued and outstanding common stock of the Company at April 12, 2019.

(3)

The address for this entity is 777 Third Avenue, 30th Floor, New York, New York 10017.  Hudson Bay Capital Management, L.P., the investment manager of Hudson Bay Master Fund Ltd., has voting and investment power over these securities.  Sander Gerber is the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Capital Management, L.P.  Each of Hudson Bay Master Fund Ltd. and Sander Gerber disclaims beneficial ownership over these securities.

(4)

As reported on Schedule 13G/A filed with the SEC on February 1, 2019, beneficial ownership of Hudson Bay Ltd. includes an aggregate of 725,835 shares of common stock issuable upon conversion of convertible Notes (which have since been repaid) and shares issuable upon exercise of Warrants that are held by such holder.  Conversion of the Notes and exercise of the Warrants are each subject to a blocker provision which prevents any holder from converting or exercising, as applicable, the Notes or the Warrants into shares of Common Stock if its beneficial ownership of the Common Stock would exceed 9.99% of the Company’s issued and outstanding Common Stock (each, a “Blocker”).

Percentages are based on 13,305,030 shares outstanding at April 12, 2019.

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

Grigorios Siokas

On October 1, 2016, the Company borrowed €5,000 ($5,276) from Mr. Siokas, CEO, related to its subsidiary’s purchase of additional capital of SkyPharm. The loan is non-interest bearing and has a maturity date of October 1, 2017. During the year ending December 31, 2017, the Company borrowed an additional €1,000 ($1,202). On September 30, 2018, the debt, amounting to €6,000 ($6,973) was transferred to the third-party purchaser of Amplerissimo pursuant to the Share Purchase Agreement. As of December 31, 2018, the Company had an outstanding principal balance of $0 and no accrued interest under this loan.

During the year ended December 31, 2016, the Company borrowed €90,500 ($95,496) as additional loans payable from Grigorios Siokas. During the year ended December 31, 2017, the Company borrowed an additional €623,621 ($749,717) and, as of December 31, 2017, the Company paid back the entire outstanding balance of the loans or €714,121 ($858,516). During the year ended December 31, 2018, the Company borrowed €1,622,700 ($1,917,545) of loans payable from Grigorios Siokas and repaid €269,000 ($317,877) of these loans. These loans are non-interest bearing and have no maturity dates. As of December 31, 2018, the Company has an outstanding principal balance of the loans or €1,353,700 ($1,550,799).

During the year ended December 31, 2018, the Company borrowed an additional $382,000 from Grigorios Siokas and repaid $155,000. These loans are non-interest bearing and have no maturity dates. As of December 31, 2018, the Company has an outstanding principal balance of $227,000 under these loans.

On December 20, 2018, the €1,500,000 ($1,718,400) note payable, originally borrowed pursuant to a Loan Agreement with a third-party lender, dated March 16, 2018, was transferred to Grigorios Siokas. The note bears an interest rate of 4.7% per annum and has a maturity date of March 18, 2019. As of December 31, 2018, the Company has an outstanding principal balance of €1,500,000 ($1,718,400) and accrued interest of €55,631 ($63,371).

During the years ended December 31, 2018 and 2017, Grigorios Siokas was paid total compensation of $0 and $250,000, respectively.

Grigorios Siokas is the Company’s CEO and principal shareholder, and is hence considered a related party to the Company.

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

As of December 31, 2018, the Company has a prepaid balance of €1,867,239 ($2,139,109) and an accounts payable balance of €31,514 ($36,103), resulting in a net prepaid balance of €1,835,725 ($2,103,006) to DOC Pharma S.A., related to purchases of inventory. Additionally, the Company has a receivable balance of €38,323 ($43,903). As of December 31, 2017, the Company has a prepaid balance of €776,431 ($933,425) and an accounts payable balance of €133,756 ($160,801), resulting in a net prepaid balance of €642,675 ($772,623) to Doc Pharma S.A. related to purchases of inventory. During the years ended December 31, 2018 and 2017, the Company has purchased a total of €4,596,227 ($5,431,361) and €4,733,375 ($5,349,187) of products from Doc Pharma, respectively. During the years ended December 31, 2018 and 2017 the Company had €201,645 ($238,284) and €0 ($0) revenue from Doc Pharma, respectively.

On November 1, 2015, the Company entered into a €12,000 ($12,662) Loan Agreement with Doc Pharma S.A, pursuant to which Doc Pharma S.A., paid existing bills of the Company in the amount of €12,000 ($12,662), excluding the Vendor Bills. The loan bears an interest rate of 2% per annum and was due and payable in full on October 31, 2016. As of December 31, 2018, the Company has an outstanding principal balance under this note of €12,000 ($13,474) and accrued interest expense of $836.

On October 3, 2017, the Company, via its subsidiary SkyPharm, signed an Assignment Contract with Doc Pharma S.A. for various services that include the market analysis, research, development of formulas of products, design of product packaging, registration of products, and manufacturing of a new line of dietary supplement products. SkyPharm was given the exclusive rights to market and distribute the supplements in both the domestic Greece market and the international market, either through companies owned by the Company or third parties. Following product design and development, Doc Pharma S.A. will provide the Company with a complete dossier with all necessary data to be submitted to the National Organization for Medicines for required approvals. The total price of the project is €455,000 plus the corresponding VAT. According to this agreement, during the year ended December 31, 2018, we had an expense of €133,000 ($157,166). The total length of the contract was through December 31, 2018. The contract is subject to earlier termination upon written notice if: (i) for any reason, the marketing license for the products expires or if lifted, revoked or suspended; (ii) Doc Pharma’s production license is revoked for the category of supplements under the contract; (iii) either party breaches the contract and it is not cured within thirty (30) days of written notice to the other party; or (iv) the bankruptcy or similar proceedings by one of the parties.

Doc Pharma S.A is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the wife of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma SA in the past.

Medihelm S.A

As of December 31, 2018, the Company has a prepaid balance of €2,459,805 ($2,817,953) and an accounts payable balance of £42,065 ($53,566), resulting in a net prepaid balance of $2,764,387 to Medihelm S.A. related to purchases of inventory. Additionally, the Company has a receivable balance of €127,292 ($145,826). During the years ended December 31, 2018 and 2017, SkyPharm purchased €9,564,899 ($11,302,842) and €9,027,639 ($10,202,135) of products from Medihelm, respectively, and Decahedron purchased £718,050 ($958,454) and £605,709 ($784,272) of products from Medihelm, respectively. During the years ended December 31, 2018 and 2017, SkyPharm had revenue of €1,055,435 ($1,247,208) and €1,265,184 ($1,429,784) from Medihelm, respectively.

Medihelm S.A. is considered a related party to the Company due to the fact that the managing director of Medihelm is the mother of Nicholaos Lazarou, the managing director of the Company’s UK subsidiary, Decahedron.

Konstantinos Vassilopoulos

During the year ended December 31, 2017, Konstantinos Vassilopoulos, US Finance Manager, paid $10,179 of existing bills of the Company. There is no formal agreement related to these transactions. During the year ended December 31, 2018, the Company paid back $9,810. There is no formal agreement related to these transactions. As of December 31, 2018 and 2017 the outstanding balance under this loan was $369.

During the year ended December 31, 2018, the Company borrowed and repaid an aggregate of $168,000 to Mr. Konstantinos Vassilopoulos. These loans have no formal agreement and bear no interest. As of December 31, 2018, an outstanding principal balance of $0 and $0 accrued interest remains.

Ourania Matsouki

During the year ended December 31, 2016, the Company borrowed €44,995 ($47,479) from Mrs. Matsouki, Grigorios Siokas’ wife and CEO of Doc Pharma. During the year ended December 31, 2017, the Company borrowed an additional €55,000 ($66,121). These loans have no formal agreement and bear no interest. As of December 31, 2017, the Company paid back the outstanding balance of €99,995 ($120,214) of these loans. During the year ended December 31, 2018, the Company borrowed an additional €30,000 ($34,368). As of December 31, 2018, the Company has paid back the outstanding balance of €30,000 ($34,368) of these loans.

Dimitrios Goulielmos

On November 21, 2014, SkyPharm entered into a Loan Agreement with Dimitrios Goulielmos, former Chief Executive Officer and a current director of the Company, pursuant to which the Company borrowed €330,000 ($401,115) from Dimitrios Goulielmos. The Loan bears an interest rate of 2% per annum and was due and payable in full on May 11, 2015. On November 4, 2015, €130,000 ($142,860) in principal and the related accrued interest of €733 ($806) was forgiven and the remaining balance of €200,000 will no longer accrue interest as part of the stock purchase agreement with Grigorios Siokas on November 4, 2015 referenced above. As of December 31, 2016, €60,000 ($63,312) of the loan was paid back. During the year ended December 31, 2017, an additional €70,500 ($84,755) was paid back. During the year ended December 31, 2018, the Company paid back an additional €16,000 ($18,907) and an outstanding principal balance of €53,500 ($61,290) and €0 ($0) accrued interest remains.

Dimitrios Goulielmos is a current director and former CEO of the Company, and is hence considered a related party to the Company.

Nikolaos Lazarou

In connection with the Decahedron SPA, on February 9, 2017, Decahedron, Medihelm S.A. and Nikolaos Lazarou entered into a liability transfer agreement whereby the loan previously provided Decahedron by Mr. Lazarou prior to the acquisition would be cancelled in exchange for Mr. Lazarou’s personal assumption of approximately £172,310 ($233,118) owed to Medihelm S.A., a creditor of Decahedron.

Following the acquisition of Decahedron, Nicholaos Lazarou is the managing director of the Company’s UK subsidiary, and is hence considered a related party to the Company.

On December 19, 2017, the Company entered into a stock purchase agreement with an officer and director of the Company, whereby for consideration of €80,000 ($94,495) the Company purchased 20,000 shares of its common stock. As per the agreement, the sale and transfer of the shares occurred on December 19, 2017, the date of signing, however the Company is entitled to pay the full consideration in tranches until July 2018. As of December 31, 2017, the Company has paid consideration of €28,000 ($33,073) and had an amount due to related party of €52,000 ($61,422) recorded as accounts payable related party as of December 31, 2017. The shares were returned to the Company in February 2018. During the year ended December 31, 2018, the Company repaid the remaining balance of €52,000 ($61,448) and has an amount due to related party of €0 ($0) as of December 31, 2018.

On June 18, 2018, the Company entered into a stock purchase agreement with an officer and director of the Company, whereby for consideration of €60,000 ($69,912) the Company repurchased 15,000 shares of its common stock. As per the agreement, the sale and transfer of the shares occurred on June 18, 2018, the date of signing, however the Company is entitled to pay the full consideration in tranches until November 2018. During the year ended December 31, 2018, the Company has paid consideration of €60,000 ($70,902) and has an amount due to related party of €0 ($0) as of December 31, 2018.

On November 30, 2018, the Company entered into a stock purchase agreement with an officer and director of the Company, whereby for consideration of $60,000 the Company repurchased 20,000 shares of its common stock. As per the agreement, the sale and transfer of the shares occurred on November 30, 2018, the date of signing, however the Company is entitled to pay the full consideration in tranches until August 2019. During the year ended December 31, 2018, the Company has paid consideration of $11,317 and has an amount due to related party of $48,683 recorded as accounts payable related party as of December 31, 2018.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Item 14. Principal Accountant Fees and Services

On January 18, 2019, the Company’s Board of Directors approved the engagement of Armanino LLP (“Armanino”) as the Company’s new Independent Certified Public Accountants, and the Company entered into an engagement agreement with Armanino on January 18, 2019.  Armanino performed the audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2018 and issued the audit report in this Annual Report.

On November 25, 2013, the Company engaged MaloneBailey, LLP ("MB") as the Company's independent auditors. MB performed the audit of the Company's consolidated financial statements for Fiscal 2013, 2014, 2015, 2016 and 2017 and issued the audit report in this Annual Report.

The following table presents: (1) estimated fees for professional audit services rendered by Armanino for the audit of our annual financial statements and for other services for the year ended December 31, 2018; and (2) fees for professional audit services rendered by MB for the audit of our annual financial statements and for other services for the years ended December 31, 2018 and 2017.

Financial Statements for the Year Ended	Audit Services	Audit Related Fees	Tax Fees	Other Fees
December 31, 2018
ARMANINO LLP	$50,000	-	-	-
MALONEBAILEY LLP	$75,000	-	-	-
December 31, 2017
MALONEBAILEY LLP	$107,500	-	-	-

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

Audit Fees for the fiscal years ended December 31, 2018 and 2017 were for professional services rendered for the audits and quarterly reviews of the financial statements of the Company, consents, and other assistance required to complete the year-end audit of the financial statements.

As the Company does not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation

S-X.Further, as the Company does not have a formal audit committee, the Company does not have audit committee pre-approval policies and procedures. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Document Description

2.1	Share Exchange Agreement by and among Prime Estates and Developments Inc. and Amplerissimo dated September 27, 2013 (25)

3.1	Articles of Incorporation of the Registrant dated November 14, 2013 (1)

3.2	Certificate of Amendment to Articles of Incorporation of the Registrant filed on October 11, 2017 (13)

3.3	Bylaws of the Registrant (1)

4.1	Form of Securities Purchase Agreement dated November 15, 2017 by and among Cosmos Holdings Inc. and the Buyers listed (14)

4.2	Form of Senior Convertible Note (14)

4.3	Form of Warrant to Purchase Common Stock (14)

4.4	Form of Leak-Out Agreement (14)

4.5	Form of Registration Rights Agreement (14)

4.6	Form of Amendment and Exchange Agreement (22)

4.7	Form of Senior Convertible Note (22)

4.8	Common Stock Purchase Warrant issued to Roth Capital Partners (21)

4.9	Securities Purchase Agreement dated September 4, 2018, by and among Cosmos Holdings Inc. and the Buyers listed (26)

4.10	Senior Convertible Note dated September 4, 2017 issued to Hudson Bay Master Fund (26)

4.11	Senior Convertible Note dated September 4, 2018 issued to Alto Opportunity Master Fund, SPC-Segregated Master Portfolio B (26)

4.12	Warrant dated September 4, 2018 issued to Hudson Bay Master Fund (26)

4.13	Warrant dated September 4, 2018 issued to Alto Opportunity Master Fund, SPC-Segregated Master Portfolio B (26)

4.14	Registration Rights Agreement dated September 4, 2018 (26)

4.15	Leak-Out Agreement dated September 4, 2018 between Cosmos Holdings Inc. and Hudson Bay Master Fund (26)

4.16	Leak-Out Agreement dated September 4, 2018 between Cosmos Holdings Inc. and Alto Opportunity Master Fund, SPC-Segregated Master Portfolio B (26)

4.17	Common Stock Purchase Warrant dated September 4, 2017 issued to Roth Capital Partners LLC (26)

4.18	Form of Second Amendment and Exchange Agreement (31)

4.19	Form of Senior Convertible Note (31)

10.1	Exclusive Cooperation Agreement, dated April 30, 2014, by and between the Registrant and Grigorios Siokas (2)

10.2	Advisory Board Member Consulting Agreement, dated as of January 3, 2017, by and between the Company and Orestes Varvitsiotes (3)

10.3	Stock Purchase Agreement, dated November 4, 2015, by and between Grigorios Siokas and Dimitrios S. Goulielmos (4)

10.4	Loan Facility Agreement, dated as of August 4, 2016, by and among SkyPharm S/A, Grigorios Siokas, as Guarantor and Synthesis Peer to Peer Income Fund. (5)

10.5	Pledge Agreement, by and between Grigorios Siokas and Synthesis Peer-to Peer Income Fund (5)

10.6	First Deed of Amendment relating to Loan Facility Agreement, dated as of August 4, 2016, by and among Sky Pharm S.A., as Borrower, Grigorios Siokas, as Guarantor and Synthesis Peer-to Peer Income Fund (6)

10.7	Intellectual Property Sale Agreement, dated as of October 1, 2016, by and among the Company, Anastasios Tsekas and Olga Parthenea Georgatsou (7)

10.8	Employment Agreement, dated as of October 1, 2016, by and between the Company and Konstantinos Vassilopoulos (7)

10.9	Stock Purchase Agreement, dated as of November 16, 2016, by and among Company, MediHelm Pharmaceutical Wholesellers SA, Konstantinos Metsovitis and Eleni Metsovitis (8)

10.10	Stock Purchase Agreement, dated as of November 17, 2016, by and among the Company, Decahedron Ltd. and Nikolaos Lazarou (9)

10.11	Amendment to the Stock Purchase Agreement, dated as of February 9, 2017 by and among the Company, Decahedron Ltd., Nikolaos Lazarou, Vasiliki Kappou, Misel Kappou (10)

10.12

Amended and Restating Loan Facility Agreement, dated as of March 23, 2017, by and among SkyPharm S.A., as Borrower, Grigorios Siokas, as Guarantor and Synthesis Peer-to Peer Income Fund, as Lender (11)

10.13	Trade Finance Facility Offer Letter, dated as of April 10, 2017, by and between Decahedron Ltd. and Synthesis Structured Commodity Trade Finance Limited. (12)

10.14	Trade Finance Facility Agreement, dated as of April 10, 2017, by and between Decahedron Ltd. and Synthesis Structured Commodity Trade Finance Limited. (12)

10.15	Cross Guarantee and Indemnity Agreement, dated as of April 10, 2017, by and among Cosmos Holdings Inc., Decahedron Ltd. and Synthesis Structured Commodity Trade Finance Limited. (12)

10.16	Security Assignment of Receivables and other Contractual Rights, dated as of April 10, 2017, by and between Decahedron Ltd. and Synthesis Structured Commodity Trade Finance Limited. (12)

10.17	Trade Finance Facility Agreement, dated May 12, 2017 by and between SkyPharm S.A and Synthesis Structured Commodity Finance Limited. (15)

10.18

Cross Guarantee and Indemnity Agreement dated May 12, 2017 by and between SkyPharm S.A., as Commodity Buyer, Cosmos Holdings Inc. as Guartor and Synthesis Structured Commodity Trade Finance Limited (15)

10.19	Security Assignment of Receivables and other Contractual Rights, dated May 12, 2017 by and between SkyPharm S.A and Synthesis Structured Commodity Trade Finance Limited (15)

10.20	Termination Agreement dated February 26, 2016, to Exclusive Cooperation Agreement dated as of April 30, 2014 (24)

10.21	Exclusive Cooperation Agreement, dated April 30, 2014, by and between the Company and Grigorios Siokas (2)

10.22	Assignment Contract dated October 3, 2017 by and between SkyPharm S.A. and DOC Pharma S.A. (40)

10.23	Loan Agreement dated November 21, 2014 by and between SkyPharm S.A. and Dimitrios S. Goulielmos (17)

10.24	Loan Agreement dated December 29, 2014 by and between the Registrant and Dimitrios S. Goulielmos (18)

10.25	Loan Agreement dated March 27, 2015 by and between the Registrant and Dimitrios S. Goulielmos (19)

10.26	Stock Purchase Agreement dated November 4, 2015 by and between Grigorios Siokas and Dimitrios S. Goulielmos (20)

10.27	Liability Transfer Agreement dated February 9, 2017 by and among Decahedron Ltd., MediHelm S.A. and Nikolaos Lazarou (40)

10.28	Distribution and Equity Acquisition Agreement Effective as of March 19, 2018 by and between Cosmos Holdings, Inc. and Marathon Global Inc. (23)

10.29	First Amendment to Share Exchange Agreement dated May 24, 2018 (27)

10.30	Stock Purchase Agreement dated as of June 23, 2018 by and among Cosmofarm Ltd., Deepdae Holdings Ltd. and Cosmos Holdings Inc. (28)

10.31	Share Exchange Agreement dated as of June 26, 2018 with Marathon Global Inc. (29)

10.32	Share Purchase Agreement dated September 30, 2018 by and between Cosmos Holdings Inc. and Abbydale Management Ltd. (41)

10.33	Further Amendment dated October 17, 2018 to Supplemental Deed dated May 16, 2018 by and among SkyPharm S.A., Cosmos Holdings Inc. and Synthesis Structured Commodity Trade Finance Limited (32)

10.34	Form of Third Amendment and Exchange Agreement (33)

10.35	Form of Exchange Warrant (33)

10.36	Form of Leak-Out Agreement (33)

10.37	Amendment dated as of December 19, 2018 to Stock Purchase Agreement dated as of June 23, 2018 by and among Cosmofarm Ltd., Deepdae Holding Ltd. and Cosmos Holdings Inc. (34)

10.38	Promissory Note dated December 19, 2018 from Cosmos Holdings Inc. to Deepdae Holding Ltd. (34)

10.39	Stock Purchase Agreement dated as of February 5, 2019 (36)

10.40	Stock Purchase Agreement dated as of February 18, 2019 (37)

10.41	Amendment dated as of December 19, 2018 to Stock Purchase Agreement dated as of June 23, 2018 by and among Cosmofarm Ltd., Deepdae Holding Ltd. and Cosmos Holdings Inc. filed with Form 8-K on December 20, 2018 (34)

10.42	Promissory Note dated December 19, 2018 from Cosmos Holdings Inc. to Deepdae Holding Ltd. filed with Form 8-K on December 20, 2018 (34)

10.43	Form of Senior Promissory Note (39)

10.44	Form of Guaranty Agreement (39)

14.1	Code of Ethics (30)

16.1	Letter from Malone Bailey LLP dated January 23, 2019 (35)

21	List of Subsidiaries*

31.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.***

_____________

*	Filed with this Report

***	To be filed by amendment

(1)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-162597) filed by the Registrant on October 20, 2009.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on May 1, 2014.

(3)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on January 9, 2017.

(4)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on November 9, 2015.

(5)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on August 16, 2016.

(6)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on September 16, 2016.

(7)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on October 5, 2016.

(8)	Incorporated by reference to the Current Report on Form 8-K dated as of November 16, 2016 filed by the Registrant on November 22, 2016.

(9)	Incorporated by reference to the Current Report on Form 8-K dated as of November 17, 2016 filed by the Registrant on November 22, 2016.

(10)	Incorporated by reference to the Current Report on Form 8-K/A filed by the Registrant on February 13, 2017.

(11)	Incorporated by reference to the Current Report on Form 8-K/A filed by the Registrant on March 28, 2017.

(12)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on April 14, 2017.

(13)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant in October 11, 2017.

(14)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on November 16, 2017.

(15)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on May 18, 2017.

(16)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on April 1, 2014.

(17)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on November 26, 2014.

(18)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on January 5, 2015.

(19)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on March 31, 2015.

(20)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on November 9, 2015.

(21)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on December 27, 2017.

(22)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on February 21, 2018.

(23)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on March 19, 2018.

(24)	Incorporated by reference to Registration Statement on Form S-1/A (No. 333-222061) filed by the Registrant on January 22, 2018.

(25)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on October 3, 2013.

(26)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on September 5, 2018.

(27)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on May 31, 2018.

(28)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on June 26, 2018.

(29)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on July 19, 2018.

(30)	Incorporated by reference to the filing of the Annual Report on Form 10-K filed by the Registrant on April 17, 2018.

(31)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on September 27, 2018.

(32)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on October 19, 2018.

(33)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on December 13, 2018.

(34)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on December 21, 2018.

(35)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on January 25, 2019.

(36)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on February 6, 2019.

(37)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on February 19, 2019.

(38)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on March 7, 2019.

(39)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on April 4, 2019.

(40)	Incorporated by reference to Registration Statement on Form S-1/A (No. 333-222061) filed by the Registrant on January 31, 2018.

(41)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on October 4, 2018.

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

Cosmos Holdings Inc.

Date: April 16, 2019	By:	/s/ Grigorios Siokas
Grigorios Siokas
Chief Executive Officer (Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer )

In accordance with the Exchange Act, this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Grigorios Siokas	Chief Executive Officer	April 16, 2019
Grigorios Siokas	(Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer) and Director

/s/ Dimitrios Goulielmos	Director	April 16, 2019
Dimitrios Goulielmos

/s/ Demetrios G. Demetriades	Secretary and Director	April 16, 2019
Demetrios G. Demetriades

/s/ John J. Hoidas	Director	April 16, 2019
John J. Hoidas

