Form 10-K/A
period 2018-12-31
Cosmos Holdings Inc.
filed 2019-04-18
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1

to

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

EXPLANATORY NOTE

This amendment to Form 10-K is being filed soley to include XBRL interactive data files.

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

_____________

*	Filed with this Report

(1)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-162597) filed by the Registrant on October 20, 2009.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on May 1, 2014.

(3)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on January 9, 2017.

(4)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on November 9, 2015.

(5)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on August 16, 2016.

(6)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on September 16, 2016.

(7)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on October 5, 2016.

(8)	Incorporated by reference to the Current Report on Form 8-K dated as of November 16, 2016 filed by the Registrant on November 22, 2016.

(9)	Incorporated by reference to the Current Report on Form 8-K dated as of November 17, 2016 filed by the Registrant on November 22, 2016.

(10)	Incorporated by reference to the Current Report on Form 8-K/A filed by the Registrant on February 13, 2017.

(11)	Incorporated by reference to the Current Report on Form 8-K/A filed by the Registrant on March 28, 2017.

(12)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on April 14, 2017.

(13)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant in October 11, 2017.

(14)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on November 16, 2017.

(15)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on May 18, 2017.

(16)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on April 1, 2014.

(17)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on November 26, 2014.

(18)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on January 5, 2015.

(19)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on March 31, 2015.

(20)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on November 9, 2015.

(21)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on December 27, 2017.

(22)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on February 21, 2018.

(23)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on March 19, 2018.

(24)	Incorporated by reference to Registration Statement on Form S-1/A (No. 333-222061) filed by the Registrant on January 22, 2018.

(25)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on October 3, 2013.

(26)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on September 5, 2018.

(27)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on May 31, 2018.

(28)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on June 26, 2018.

(29)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on July 19, 2018.

(30)	Incorporated by reference to the filing of the Annual Report on Form 10-K filed by the Registrant on April 17, 2018.

(31)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on September 27, 2018.

(32)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on October 19, 2018.

(33)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on December 13, 2018.

(34)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on December 21, 2018.

(35)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on January 25, 2019.

(36)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on February 6, 2019.

(37)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on February 19, 2019.

(38)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on March 7, 2019.

(39)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on April 4, 2019.

(40)	Incorporated by reference to Registration Statement on Form S-1/A (No. 333-222061) filed by the Registrant on January 31, 2018.

(41)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on October 4, 2018.

**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amendment no. 1 to Form 10-K report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cosmos Holdings Inc.

Date: April 17, 2019	By:	/s/ Grigorios Siokas
Grigorios Siokas
Chief Executive Officer (Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer )

In accordance with the Exchange Act, this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Grigorios Siokas	Chief Executive Officer	April 17, 2019
Grigorios Siokas	(Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer) and Director

/s/ Dimitrios Goulielmos	Director	April 17, 2019
Dimitrios Goulielmos

/s/ Demetrios G. Demetriades	Secretary and Director	April 17, 2019
Demetrios G. Demetriades

/s/ John J. Hoidas	Director	April 17, 2019
John J. Hoidas

