Form 10-Q
period 2019-03-31
Cosmos Holdings Inc.
filed 2019-05-20
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 20, 2019, there were 13,305,015 shares issued and 13,087,478 shares outstanding of the registrant’s common stock.

COSMOS HOLDINGS INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

COSMOS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$309,656	$864,343
Accounts receivable, net	5,569,831	4,753,291
Accounts receivable - related party	459,207	189,760
Other investments	208,487	217,361
Inventory	2,750,559	3,202,767
Equity investment	2,790,000	2,500,000
Prepaid expenses and other current assets	1,332,618	1,662,579
Prepaid expenses and other current assets - related party	4,988,828	4,957,061
Operating lease right-of-use asset	579,935	-
Financing lease right-of-use asset	134,011	-

TOTAL CURRENT ASSETS	19,123,132	18,347,162

Property and equipment, net	1,676,313	1,425,632
Goodwill and intangible assets, net	289,893	296,767
Deferred tax assets	513	913
Other assets	615,928	624,479

TOTAL ASSETS	$21,705,779	$20,694,953

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,282,735	$5,933,464
Accounts payable and accrued expenses - related party	128,672	139,556
Customer advances	1,118,066	1,067,200
Convertible notes payable, net of unamortized discount of $0 and $276,841, respectively	-	135,800
Notes payable	9,757,837	9,803,733
Notes payable - related party	1,743,708	1,793,437
Lines of credit	2,127,633	1,514,583
Loans payable - related party	1,706,212	1,775,251
Operating lease liability, current portion	178,180	-
Financing lease liability, current portion	33,723	-
Other current liabilities	69,786	111,212

TOTAL CURRENT LIABILITIES	23,146,552	22,274,236

Share settled debt obligation	1,554,590	1,554,590
Operating lease liability, net of current portion	377,870	-
Financing lease liability, net of current portion	5,819	-
Other liabilities	165,483	183,577
TOTAL LIABILITIES	25,250,314	24,012,403

Commitments and Contingencies (see Note 13)	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 13,305,015 and 13,878,757 shares issued and 13,087,478 and 13,685,067 outstanding as of March 31, 2019 and December 31, 2018, respectively	13,305	13,879
Additional paid-in capital	13,134,556	13,133,982
Treasury Stock, 217,537 and 193,690 shares as of March 31, 2019 and December 31, 2018, respectively	(297,035)	(225,494)
Accumulated deficit	(16,489,818)	(16,272,645)
Accumulated other comprehensive income	94,457	32,828

TOTAL STOCKHOLDERS' DEFICIT	(3,544,535)	(3,317,450)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$21,705,779	$20,694,953

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2019	2018

REVENUE	$9,683,341	$11,965,429

COST OF REVENUE	9,057,179	11,355,433

GROSS PROFIT	626,162	609,996

OPERATING EXPENSES
General and administrative expenses	743,531	751,748
Depreciation and amortization expense	56,373	7,796
TOTAL OPERATING EXPENSES	799,904	759,544

LOSS FROM OPERATIONS	(173,742)	(149,548)

OTHER EXPENSE, NET
Other income (expense), net	2,357	(2,778)
Interest expense - related party	(66)	(66)
Interest expense	(259,712)	(286,578)
Non-cash interest expense	(229,713)	(1,284,012)
Forgiveness of debt	-	49,623
Gain on change in fair value of equity investments	663,711	-
Loss on sale of equity investments	(57,586)	-
Loss on extinguishment of debt	-	(1,464,698)
Foreign currency transaction gain (loss), net	(160,640)	82,283
TOTAL OTHER EXPENSE, NET	(41,649)	(2,906,226)

LOSS BEFORE INCOME TAXES	(215,391)	(3,055,774)

INCOME TAX EXPENSE	(1,782)	(28)

NET LOSS	(217,173)	(3,055,802)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net	61,629	(135,054)

TOTAL COMPREHENSIVE LOSS	$(155,544)	$(3,190,856)

BASIC NET LOSS PER SHARE	$(0.02)	$(0.24)
DILUTED NET LOSS PER SHARE	$(0.02)	$(0.24)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	13,384,574	12,825,393
Diluted	13,384,574	12,825,393

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cosmos Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

									Accumulated
									Other
	Preferred Stock		Common Stock		Additional	Treasury Stock			Comprehensive	Total
	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	No. of Shares	Value	Accumulated Deficit	Income (Loss)	Stockholders' Deficit

Balance at January 1, 2018	-	$-	12,825,393	$12,825	$5,652,429	(138,689)	$(95,882)	$(7,211,987)	$(1,385,229)	$(3,027,844)

Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	(135,054)	(135,054)
Stock-based compensation	-	-	-	-	59,672	-	-	-	-	59,672
Modification of debt	-	-	-	-	1,739,289	-	-	-	-	1,739,289
Net loss	-	-	-	-	-	-	-	(3,055,802)	-	(3,055,802)
Balance at March 31, 2018	-	$-	12,825,393	$12,825	$7,451,390	(138,689)	$(95,882)	$(10,267,789)	$(1,520,283)	$(4,419,739)

Balance at January 1, 2019	-	-	13,878,757	$13,879	13,133,982	(193,690)	$(225,494)	$(16,272,645)	$32,828	$(3,317,450)

Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	61,629	61,629
Cancellation of pre-delivery shares issued in connection with convertible debentures	-	-	(573,742)	(574)	574	-	-	-	-	-
Purchase of treasury stock from third party	-	-	-	-	-	(23,847)	(71,541)	-	-	(71,541)
Net loss	-	-	-	-	-	-	-	(217,173)	-	(217,173)
Balance at March 31, 2019	-	$-	13,305,015	$13,305	$13,134,556	(217,537)	$(297,035)	$(16,489,818)	$94,457	$(3,544,535)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

COSMOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(217,173)	$(3,055,802)

Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and amortization expense	56,373	7,796
Amortization of debt discounts	229,713	1,284,012
Loss on extinguishment of debt	-	1,464,698
Gain on forgiveness of debt	-	(49,623)
Stock-based compensation	-	59,671
Gain on change in fair value of equity investments	(663,711)	-
Loss on sale of equity investments	57,586	-
Amortization of right-of-use assets	69,632	-
Changes in Assets and Liabilities:
Accounts receivable, net	(816,540)	(979,384)
Accounts receivable - related party	(269,447)	(366,911)
Inventory	452,208	1,021,518
Prepaid expenses and other current assets	290,663	(554,435)
Prepaid expenses and other current assets - related party	(31,767)	(1,114,682)
Other assets	8,551	(180,290)
Accounts payable and accrued expenses	349,271	117,597
Accounts payable and accrued expenses - related party	(10,884)	394,707
Customer advances	50,866	-
Other current liabilities	(41,426)	-
Lease liabilities	(27,417)	-
Taxes payable	-	84,283
Other liabilities	29,569	-
NET CASH USED IN OPERATING ACTIVITIES	(483,933)	(1,866,845)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(462,545)	(12,307)
Proceeds from sale of investment shares	333,014	-
NET CASH USED IN INVESTING ACTIVITIES	(129,531)	(12,307)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of convertible note payable	(365,513)	(775,285)
Payment of related party note payable	(14,035)	(13,552)
Proceeds from note payable	-	2,273,040
Payment of related party loan	(38,175)	(142,248)
Proceeds from related party loan	-	1,034,270
Payment of lines of credit	(1,875,720)	-
Proceeds from lines of credit	2,518,913	-
Payments of finance lease liability	(8,121)	-
Purchase of treasury stock	(71,541)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	145,808	2,376,225
Effect of exchange rate changes on cash	(87,031)	48,121

NET CHANGE IN CASH	(554,687)	545,194

CASH AT BEGINNING OF YEAR	864,343	782,853
CASH AT END OF YEAR	$309,656	$1,328,047

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$119,770	$246,194
Income tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Cancellation of pre-delivery shares issued for conversion of convertible notes payable	$574	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statement

March 31, 2019

NOTE 1 – BASIS OF PRESENTATION

The terms “COSM,” “we,” “the Company,” and “us” as used in this report refer to Cosmos Holdings, Inc. The accompanying unaudited consolidated balance sheet as of March 31, 2019 and unaudited consolidated statements of operations for the three months ended March 31, 2019 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of COSM, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2018 and 2017, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“Form 10-K”). The accompanying consolidated balance sheet as of December 31, 2018 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet. Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

Overview

Cosmos Holdings, Inc. (“us,” “we,” or the “Company”) is an international pharmaceutical wholesaler. The Company imports, exports and distributes brand-name and generic pharmaceuticals, over-the-counter (“OTC”) medicines, a variety of vitamins, and dietary supplements. Through March 31, 2019, we operated our business through three wholly owned subsidiaries: (i) SkyPharm S.A. (“SkyPharm”), headquartered in Thessaloniki, Greece; (ii) Decahedron Ltd. (“Decahedron”), headquartered in Harlow, United Kingdom (“UK”); and (iii) Cosmofarm Ltd. (“Cosmofarm”), headquartered in Athens, Greece. Our business is primarily comprised of cross-border sales of brand-name pharmaceutical products in the European Union (“EU”). Our cross-border pharmaceutical wholesale business serves wholesale pharmaceutical distributors and independent retail pharmacies across the EU through a network of three strategic distribution centers, as well as an additional warehousing facility. Pharmaceutical manufacturers generally implement variable pricing strategies within the EU market. Identifying and evaluating price spreads between EU member states enables us to source brand-name pharmaceuticals from countries where ex-factory prices are comparatively low and export to countries where the same products are priced higher. We remain focused on leveraging our growing purchasing scale and supplier relationships to secure discounts and provide pharmaceuticals at reduced prices and continuing to drive organic growth at attractive margins for our cross-border pharmaceutical wholesale business.

We regularly evaluate and undertake strategic initiatives to expand our distribution reach, improve our profit margins, and strengthen our competitive position. In 2018, we entered the vitamins and dietary supplements segment and in the fourth quarter of 2018 we posted the first sales of our own brand of nutraceuticals; SkyPremium Life. Through the December 2018 acquisition of Cosmofarm, we entered the full-line pharmaceutical wholesale distribution segment. Cosmofarm now serves approximately 370 independent retail pharmacies and 15 pharmaceutical wholesales in the greater Athens region by providing a reliable supply of brand-name and generic pharmaceuticals, OTC medicines, vitamins, and dietary supplements. We invest in technology to enhance safety, distribution and warehousing efficiency and reliability. For example, Cosmofarm operates two fully automated ROWA robotic warehouse systems that ensure 0% error selection rate, accelerate order fulfillment, and yield higher cost-efficiency in our Athens distribution center. In the future, we intend to expand into the cosmetic/beauty industry.

We make use of analytics and customer feedback from our EU-wide network of wholesale pharmaceutical distributors and independent retail pharmacies to identify and evaluate which nutraceutical product codes to develop to add to our SkyPremium Life portfolio. We intend to continue to bring SkyPremium Life products to market primarily through our existing network of over 160 pharmaceutical wholesale clients and vendors and approximately 370 independent retail pharmacies in the EU. There is growing demand for vitamins and food supplements, as well as cosmetic/beauty products, and we are committed to developing quality products and creating enhanced customer value.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statement

March 31, 2019

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

We regularly evaluate acquisition targets that would allow us to expand our distribution reach and/or vertically integrate into the supply chain of the products that we currently distribute. We believe that the demand for reasonably priced medicines, delivered on time and in the highest quality is set to increase in the years to come, as the population’s life expectancy increases. With our product portfolio of patented and non-patented medicines, we contribute to the optimization of efficient medicinal care, and thereby lowering cost for health insurance funds, companies, and patients. We also believe that the demand for non-prescription wellness products such as food and dietary supplements will continue to increase as individuals are increasingly supplementing their nutritional intake.

We believe the EU pharmaceutical import/export market will continue to grow. We continue to encounter competition in the market as we grow. The competition comes in the form of level of service, reliability, and product quality. On the procurement side, we continue to expand our vendor base. In order to minimize business risks, we diversify our sources of supply. We maintain our high-quality standards by carefully selecting and qualifying our suppliers as well as actively ensuring that our suppliers meet our standard of quality control on an ongoing basis.

On July 22, 2015, the Hellenic Ministry of Health and more specifically the National Organization for Medicines granted SkyPharm a license for the wholesale of pharmaceutical products for human use. The license is valid for a period of five years and pursuant to the EU directive of (2013/C343/01).

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

On February 2, 2019, the Hellenic Ministry of Health and the National Organization for Medicines extended the validity of Cosmofarm’s license for the wholesale of pharmaceutical products for human use for a period of five years and pursuant to the EU directive of (2013/C 343/01).

Corporate History and Structure

Cosmos Holdings, Inc. was incorporated in the State of Nevada under the name Prime Estates and Developments, Inc. on July 21, 2009. On November 14, 2013, we changed our name to Cosmos Holdings, Inc.

On September 27, 2013, the Company, closed a reverse take-over transaction by which it acquired a private company whose principal activities are the trading of products, providing representation, and provision of consulting services to various sectors. Pursuant to a Share Exchange Agreement between the Registrant and Amplerissimo Ltd., a company incorporated in Cyprus (“Amplerissimo”), the Company acquired 100% of Amplerissimo’s issued and outstanding common stock. As a result of the reverse take-over transaction, Amplerissimo became a wholly owned subsidiary of the Company.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statement

March 31, 2019

On August 1, 2014, the Company, through its Cypriot subsidiary Amplerissimo, formed SkyPharm S.A., a Greek corporation (“SkyPharm”), a subsidiary that focuses on the trading, sourcing and distribution of pharmaceutical products.

In February 2017, the Company completed the acquisition of Decahedron Ltd., a UK corporation (“Decahedron”) consummating the transactions contemplated by the Stock Purchase Agreement, dated November 17, 2016 as amended (the “Decahedron SPA”). Pursuant to the terms of the Decahedron SPA, the shareholders of Decahedron received an aggregate of 170,000 shares of common stock of the Company (the “Stock Consideration”), which were delivered following the closing in exchange for all of the ordinary shares of Decahedron for the stock consideration. Decahedron is a fully licensed wholesaler of pharmaceutical products and its primary activity is the distribution, import and export of pharmaceuticals. In accordance with the terms of the SPA, the principal and majority shareholder of Decahedron, Nicholas Lazarou, remained as a director and officer of Decahedron.

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

On September 29, 2018, Amplerissimo transferred its remaining 22% investment in SkyPharm to the Company. The Company now holds 100% of the capital of SkyPharm and SkyPharm remains a 100% wholly owned subsidiary of the Company. On September 30, 2018, the Company entered into a Share Purchase Agreement “SPA” with an unaffiliated third party and sold 100% of the issued capital of its subsidiary, Amplerissimo.

On December 19, 2018, the Company completed the purchase of all of the capital stock of Cosmofarm Ltd., a pharmaceutical wholesaler based in Athens, Greece. The principal of the selling shareholder is Panagiotis Kozaris, who remained with Cosmofarm as a director and chief operating officer once it became a wholly owned subsidiary of the Company. Grigorios Siokas, the Company’s CEO, became the new CEO of Cosmofarm. Mr. Kozaris had no prior relationship to the Company other than as an independent shareholder. The purchase price payable is €200,000 evidenced by a promissory note.

Going Concern

The Company’s consolidated financial statements are prepared in conformity with U.S. GAAP which contemplates the continuation of the Company as a going concern. For the three months ended March 31, 2019, the Company had revenue of $9,683,341, a net loss of $217,173 and net cash used in operations of $483,933. Additionally as of March 31, 2019, the Company had an accumulated deficit of $16,489,818, a working capital deficit of $4,023,420 and stockholders’ deficit of $3,544,535. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing.

The consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statement

March 31, 2019

Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with principles generally accepted in the United States of America.

Principles of Consolidation

Our consolidated accounts include our accounts and the accounts of our wholly owned subsidiaries, SkyPharm S.A., Decahedron Ltd. and Cosmofarm Ltd. All significant intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2019 and December 31, 2018, there were no cash equivalents.

The Company maintains bank accounts in the United States denominated in U.S. Dollars and in Greece and in Bulgaria all of them denominated in Euros. The Company also maintains bank accounts in the United Kingdom of Great Britain, dominated in Euros and Great Britain Pound (British Pounds Sterling).

Account Receivable

Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts against gross accounts receivable reflects the best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. As of March 31, 2019 and December 31, 2018, the Company's allowance for doubtful accounts was $529,299 and $540,048, respectively.

Tax Receivables

The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of its business in most of the countries in which it operates related to the procurement of merchandise and/or services it acquires and/or on sales and taxable income. The Company also collects VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services it sells. If the output VAT exceeds the input VAT, this creates a VAT payable to the government. If the input VAT exceeds the output VAT, this creates a VAT receivable from the government. The VAT tax return is filed on a monthly basis offsetting the payables against the receivables. In observance of EU regulations for intra-EU cross-border sales, our subsidiaries in Greece, SkyPharm and Cosmofarm, do not charge VAT for sales to wholesale drug distributors registered in other European Union member states. The net VAT receivable is recorded in prepaid expense and other current assets on the balance sheet.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statement

March 31, 2019

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided on a straight-line basis over the useful lives (except for leasehold improvements which are depreciated over the lesser of the lease term or the useful life) of the assets as follows:

Estimated Useful Life
Leasehold improvements and technical works	Lesser of lease term or 40 years
Vehicles	6 years
Machinery	20 years
Furniture, fixtures and equipment	5–10 years
Computers and software	3-5 years

Depreciation expense was $49,499 and $5,667 for the three months ended March 31, 2019 and 2018, respectively.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Long-lived assets, include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statement

March 31, 2019

Prior to the acquisition of Decahedron, the Company had no recorded goodwill value. As a result of the acquisition of Decahedron, the Company tested and expensed 100% of the goodwill allocated to the acquisition costs, an amount equal to $1,949,884 for the year ended December 31, 2017.

On December 19, 2018 as a result of the acquisition of Cosmofarm, the Company recorded $49,697 of goodwill.

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 5 years for an import/export license. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. At March 31, 2019, no revision to the remaining amortization period of the intangible assets was made.

Amortization expense was $6,874 and $2,129 for the three months ended March 31, 2019 and 2018, respectively.

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

At March 31, 2019, investments consisted of 40,000 shares which traded at a closing price of $5.03 per share, or value of $201,206 of Diversa S.A. and 16,666 shares which traded at a closing price of $0.17 per share or value of $2,900 of National Bank of Greece. Additionally, the Company has $4,381 in equity securities of Pancreta bank, which are not publicly traded and recorded at cost. See Note 4 for additional investments in equity securities.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statement

March 31, 2019

Fair Value Measurement

The Company applied FASB ASC 820-Fair Value Measurements and Disclosures, (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results but did expand certain disclosures.

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

The following table presents assets that are measured and recognized at fair value as of March 31, 2019, on a recurring basis:

	March 31, 2019			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – ICC International Cannabis Corp.	$2,790,000	-	-	$2,790,000
Marketable securities – Divsersa S.A.	201,206	-	-	201,206
Marketable securities – National Bank of Greece	2,900	-	-	2,900
	$2,994,106			$2,994,106

In addition, FASB ASC 825-10-25 Fair Value Option, (“ASC 825-10-25”), was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

Customer Advances

The Company receives prepayments from certain customers for pharmaceutical products prior to those customers taking possession of the Company’s products; the Company records these receipts as customer advances until it has met all the criteria for recognition of revenue including the passing possession of the products to its customer, at such point Company will reduce the customer and deposits balance and credit the Company’s revenues.

Revenue Recognition

The Company adopted the modified retrospective adoption in accordance with ASC 606, Revenue from Contracts with Customers, on January 1, 2018. The new guidance introduces a five-step model for recognizing revenue by applying the following steps: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the performance obligations are satisfied by transferring the promised goods to the customer. Once these steps are met, revenue is recognized upon delivery of the product. Adoption of ASC 606 has not changed the timing and nature of the Company’s revenue recognition and there has been no material effect on the Company’s financial statements.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statement

March 31, 2019

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Stock Compensation (“ASC 718”) and Staff Accounting Bulletin No. 107 (“SAB 107”) issued by the SEC in March 2005 regarding its interpretation of ASC 718. ASC 718 requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related requisite service period. The Company values any employee or non-employee stock-based compensation at fair value using the Black-Scholes Option Pricing Model.

The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 505-50, Equity-Based Payments to Non-Employees.

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

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At March 31, 2019 the Company has maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

The Company periodically reviews the uncertainties and judgments related to the application of complex income tax regulations to determine income tax liabilities in several jurisdictions. The Company uses a “more likely than not” criterion for recognizing the income tax benefit of uncertain tax positions and establishing measurement criteria for income tax benefits. The Company has evaluated the impact of these positions and due to the fact that the fiscal years 2013 - 2014 are unaudited by the Greek tax authorities, a potential tax liability has been identified, which may arise from a prospective tax audit from tax authorities, based on the tax settlement note of years 2007 - 2009. The amount of the liability as of March 31, 2019 and December 31, 2018, was $142,608 and $145,504, respectively, and has been recorded as a long-term liability within the balance sheet.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statement

March 31, 2019

Retirement and Termination Benefits

Under Greek labor law, employees are entitled to lump-sum compensation in the event of termination or retirement. The amount depends on the employee’s work experience and renumeration as of the day of termination or retirement. If an employee remains with the company until full-benefit retirement, the employee is entitled to a lump-sum equal to 40% of the compensation to be received if the employee were to be dismissed on the same day. The Company periodically reviews the uncertainties and judgements related to the application of the relevant labor law regulations to determine retirement and termination benefits obligations of its Greek subsidiaries. The Company has evaluated the impact of these regulations and has identified a potential retirement and termination benefits liability. The amount of the liability as of March 31, 2019, was $22,876, and has been recorded as a long-term liability within the balance sheet.

Basic and Diluted Net Loss per Common Share

Basic income per share is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and, when dilutive, potential shares from stock options and warrants to purchase common stock, using the treasury stock method. In accordance with ASC 260, Earnings Per Share, the following table reconciles basic shares outstanding to fully diluted shares outstanding.

	Three Months Ended March 31,
	2019	2018
Weighted average number of common shares outstanding - Basic	13,384,574	12,825,393
Potentially dilutive common stock equivalents	-	-
Weighted average number of common and equivalent shares outstanding - Diluted	13,384,574	12,825,393

Common stock equivalents are included in the diluted income per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which simplifies the measurement of goodwill by eliminating Step 2 from the current goodwill impairment test in the event that there is evidence of an impairment based on qualitative or quantitative assessments. ASU 2017-04 does not change how the goodwill impairment is identified, and the Company will continue to perform a qualitative assessment annually to determine whether the two-step impairment test is required. Until the adoption, current accounting standards require the impairment loss to be recognized under Step 2 of the impairment test. This requires the Company to calculate the implied fair value of goodwill by assigning fair value to the reporting unit’s assets and liabilities as if the reporting unit has been acquired in a business combination, then subsequently subtracting the implied goodwill from the carrying amount of the goodwill. The new standard would require the Company to determine the fair value of the reporting unit and subtract the carrying value from the fair value of the reporting unit to determine if there is an impairment. ASU 2017-04 is effective for the Company for fiscal years after December 15, 2019, and early adoption is permitted. ASU 2017-04 is required to be adopted prospectively, and the adoption is effective for annual goodwill impairment tests performed in the year of adoption. The adoption of ASU No. 2017-04 did not have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability. Lessor accounting under the standard is substantially unchanged. Additional qualitative and quantitative disclosures are also required. The Company adopted the standard effective January 1, 2019 using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company adopted the following practical expedients and elected the following accounting policies related to this standard update:

•	The option to not reassess prior conclusions related to the identification, classification and accounting for initial direct costs for leases that commenced prior to January 1, 2019.
•	Short-term lease accounting policy election allowing lessees to not recognize right-of-use assets and liabilities for leases with a term of 12 months or less; and
•	The option to not separate lease and non-lease components for certain equipment lease asset categories such as freight car, vehicles and work equipment.
•	The package of practical expedients applied to all of its leases, including (i) not reassessing whether any expired or existing contracts are or contain leases, (ii) not reassessing the lease classification for any expired or existing leases, and (iii) not reassessing initial direct costs for any existing leases.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statement

March 31, 2019

Adoption of this standard resulted in the recognition of operating lease right-of-use assets and corresponding lease liabilities of $622,765 and $538,467, respectively, on the consolidated balance sheet as of January 1, 2019. The Company’s accounting for finance leases remained substantially unchanged. The standard did not materially impact operating results or liquidity. Disclosures related to the amount, timing and uncertainty of cash flows arising from leases are included in Note 12.

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

The allocation of the purchase price of Cosmofarm as of December 19, 2018, is as follows:

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statement

March 31, 2019

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

Share Exchange Agreements

On May 17, 2018, the Company entered into a Share Exchange Agreement (the “SEA”) with Marathon, ICC International Cannabis Corp (“ICC”) formerly known as Kaneh Bosm Biotechnology Inc. (“KBB”) and certain other sellers of Marathon capital stock. Under the SEA, the Company transferred 2.5 million shares in Marathon to ICC, a corporation incorporated under the laws of the Province of British Columbia and a public reporting issuer on the Canadian Securities Exchange, in exchange for 5 million shares of ICC. The Company accounted for the exchange at fair value and recognized a gain on exchange of its investment in Marathon of $1,953,000 in the year ended December 31, 2018.

On July 16, 2018, the Company completed a Share Exchange Agreement (the “New SEA”) with Marathon, ICC, and certain other sellers of Marathon capital stock whereby the Company transferred its remaining one-half interest (2.5 million shares) in Marathon to KBB for an additional 5 million shares of ICC. The Company accounted for the exchange at fair value and recognized a gain on exchange of its investment in Marathon of $2,092,200 in the year ended December 31, 2018. The ten million shares of ICC owned by the Company constitute approximately 7% of the 141,219,108 shares of capital stock of KBB then issued and outstanding. The Company does not have the ability to exercise significant influence over ICC.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statement

March 31, 2019

The Company determined the fair value of both exchanges based on an actively quoted stock price of ICC received in exchange for the Marathon shares. The Company continues to fair value its investment in ICC with changes recognized in earnings each period and recorded an unrealized gain on exchange of investment during the three months ended March 31, 2019 of $680,600.

During the three months ended March 31, 2019, the Company sold 1,000,000 shares for proceeds of $333,014 and recorded a loss on the sale of investment shares of $57,586. The value of the investment as of March 31, 2019 and December 31, 2018 was $2,790,000 and $2,500,000, respectively.

Since no value was attributed to the 33 1/3% equity ownership interest in Marathon received as consideration for the distribution services, the Company would receive variable consideration in future for its services under the Distribution and Equity Acquisition Agreement, if certain milestones are achieved. Refer to Note 9 for the accounting associated with the cash of CAD $2 million received upfront. Variable consideration to be received in the future upon achieving the gross sales milestones described above, is constrained as the Company estimates that it is probable that a significant reversal of revenue could occur. In assessing the constraint, the Company considered its limited experience with the Products, new geographic markets and similar transactions, which affect the Company’s ability to estimate the likelihood of a probable revenue reversal. Therefore, no revenue has been recognized for the period ended March 31, 2019. The Company will continue to reassess variable consideration at each reporting period and update the transaction price when it becomes probable that a significant revenue reversal would not occur.

NOTE 5– PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of the following:

	March 31, 2019	December 31, 2018
Leasehold improvements	$429,585	$369,437
Equipment under capital lease	-	709,356
Vehicles	115,065	117,402
Furniture, fixtures and equipment	1,350,563	458,442
Computers and software	54,744	55,169
	1,949,957	1,709,806
Less: Accumulated depreciation	(273,644)	(284,174)
Total	$1,676,313	$1,425,632

NOTE 6– INTANGIBLE ASSETS

Intangible assets consist of the following at:

	March 31, 2019	December 31, 2018
License	$50,000	$50,000
Trade Name / Mark	36,997	36,997
Customer Base	176,793	176,793
	263,790	263,790
Less: Accumulated Amortization	(23,594)	(16,720)
Total	$240,196	$247,070

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statement

March 31, 2019

NOTE 7 – INCOME TAXES

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the three months ended March 31, 2019 and 2018.

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

On December 22, 2017, Staff Accounting Bulletin No. 118, “SAB 118”, was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. Additional work is necessary for a more detailed analysis of the deferred tax assets and liabilities and our historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense within the measurement period.

At March 31, 2019 and 2018, the Company’s effective tax rate differs from the US federal statutory tax rate primarily due to a valuation allowance recorded against net deferred tax assets in all jurisdictions in which the Company operates.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At March 31, 2019, the Company has maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

As of March 31, 2019 and December 31, 2018, the Company has $142,608 and $145,504, respectively, recorded in any jurisdiction where it is subject to income tax.

NOTE 8 – CAPITAL STRUCTURE

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock, which have a liquidation preference over the common stock and are non-voting. As of March 31, 2019, no preferred shares have been issued.

Common Stock

The Company is authorized to issue 300 million shares of common stock and had issued 10,000,000 in connection with the merger and had 2,558,553 shares issued prior to the merger with Amplerissimo.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statement

March 31, 2019

On September 27, 2013, the Company completed the acquisition of Amplerissimo through the issuance of 10,000,000 shares of common stock to Dimitrios Goulielmos, the sole shareholder of Amplerissimo, the Company then had 12,558,553 shares of Common Stock issued and outstanding.

On February 10, 2017, the Company and Decahedron consummated the acquisition of Decahedron SPA. Pursuant to the terms of the Decahedron SPA, the shareholders of Decahedron received an aggregate of 170,000 shares of common stock of the Company, which were delivered at closing in exchange for all of the Ordinary Shares of Decahedron for the Stock Consideration.

On January 7, 2019 and February 5, 2019, 465,325 and 108,417 shares of common stock were cancelled, these shares were the remaining pre-delivery shares related to the convertible notes in Note 10.

On February 5, 2019, the Company entered into a Stock Purchase Agreement (the “SPA”). The SPA provides for the Company’s purchase of 193,408 shares of the Company’s common stock at $3.00 per share or an aggregate of $580,224. Payment is scheduled over a five-month period, subject to acceleration if the Company effects an eligible equity offering. As of March 31, 2019, the Company had made $49,998 in payments, but as of the date of filing the 16,666 shares had not yet been transferred back to the Company. Upon transfer of the shares, the shares will be cancelled.

On February 18, 2019, the Company entered into a Stock Purchase Agreement (the “SPA”). The SPA provides for the Company’s purchase of 83,341 shares of the Company’s common stock at $3.00 per share or an aggregate of $250,023. Payment is scheduled over a five-month period, subject to acceleration if the Company effects an eligible equity offering. As of March 31, 2019, the Company had made $21,543 in payments but as of the date of filing the 7,181 shares had not yet been transferred back to the Company. Upon transfer of the shares, the shares will be cancelled.

Purchase of Treasury Shares

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

Potentially Dilutive Securities

As of March 31, 2019, and December 31, 2018, the Company had 13,305,015 and 13,878,772 shares of common stock issued, respectively, and 13,087,478 and 13,685,082 shares of common stock outstanding, respectively.

No options, warrants or other potentially dilutive securities other than those disclosed above have been issued as of March 31, 2019.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statement

March 31, 2019

NOTE 9 – RELATED PARTY TRANSACTIONS

On the date of our inception, we issued 20 million shares of our common stock to our three officers and directors which were recorded at no value (offsetting increases and decreases in common stock and additional paid-in capital).

DOC Pharma S.A.

As of March 31, 2019, the Company has a prepaid balance of €1,772,154 ($1,989,775) and an accounts payable balance of €48,678 ($54,656) resulting in a net prepaid balance of €1,723,476 ($1,935,119) to Doc Pharma S.A. (“Doc Pharma”), related to purchases of inventory. Additionally, the Company has a receivable balance of €207,245 ($232,694). As of March 31, 2018, the Company had a prepaid balance of €1,373,975 ($1,692,737) and an accounts payable balance of €122,928 ($151,447), resulting in a net prepaid balance of €1,251,047 ($1,541,290) to Doc Pharma, related to purchases of inventory. During the three months ended March 31, 2019 and 2018, the Company purchased a total of €507,389 ($576,089) and €1,257,618 ($1,545,486) of products from Doc Pharma, respectively. During the three months ended March 31, 2019 and 2018, the Company had revenue of €158,828 ($180,333) and €12,090 (14,857) from Doc Pharma, respectively.

On November 1, 2015, the Company entered into a €12,000 ($13,202) Loan Agreement with DOC Pharma S.A., pursuant to which DOC Pharma, paid existing bills of the Company in the amount of €12,000 ($13,202), excluding the Vendor Bills. The loan bears an interest rate of 2% per annum and was due and payable in full on October 31, 2016. As of March 31, 2019, the Company has an outstanding principal balance under this note of €12,000 ($13,474) and accrued interest expense of $902.

Doc Pharma S.A is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the wife of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma SA in the past.

Medihelm S.A

As of March 31, 2019, the Company has a prepaid balance of €2,671,048 ($2,999,053) and an accounts payable balance of £41,745 ($52,434), resulting in a net prepaid balance of $2,946,619 to Medihelm related to purchases of inventory. Additionally, the Company has a receivable balance of €201,739 ($226,513). As of March 31, 2018, the Company had a prepaid balance of €1,865,555 ($2,298,364) and an accounts payable balance of £539,607 ($756,907), resulting in a net prepaid balance of $1,541,457 related to purchases of inventory. Additionally, the Company had a receivable balance of €436,934 ($538,303). During the three months ended March 31, 2019 and 2018, the Company purchased €951,406 ($1,080,226) and $4,089,539 of products from Medihelm, respectively. During the three months ended March 31, 2019 and 2018, the Company had revenue of €60,038 (68,167) and €386,111 ($474,492) from Medihelm, respectively.

Medihelm S.A. is considered a related party to the Company due to the fact that the managing director of Medihelm is the mother of Nicholaos Lazarou, the managing director of the Company’s UK subsidiary, Decahedron.

Grigorios Siokas

As of December 31, 2018, the Company had an outstanding principal balance of $3,496,199, consisting of €2,853,700 ($3,269,199) and $227,000, in loans payable to Grigorios Siokas. During the three months ended March 31, 2019, the Company repaid €34,000 ($38,175) of these loans. These loans are non-interest bearing and have no maturity dates. As of March 31, 2019, the Company has an outstanding principal balance under these loans of $3,392,959, consisting of €2,819,700 ($3,165,959) and $227,000, in loans payable to Grigorios Siokas.

On December 20, 2018, the €1,500,000 ($1,718,400) note payable, originally borrowed pursuant to a Loan Agreement with a third party lender, dated March 16, 2018, was transferred to Grigorios Siokas. The note bears an interest rate of 4.7% per annum and has a maturity date of March 18, 2019. As of March 31 2019, the Company has an outstanding principal balance of €1,500,000 ($1,684,200) and accrued interest of €73,015 ($81,981). The principal balance of €1,500,000 under this loan is incorporated in the €2,819,700 of loans payable as of March 31, 2019.

Grigorios Siokas is the Company’s CEO and principal shareholder and is hence considered a related party to the Company.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statement

March 31, 2019

Dimitrios Goulielmos

As of December 31, 2018, the Company had a principal balance due to Dimitrios Goulielmos, director and former CEO, of €53,500 ($61,290) related to a loan agreement dated November 21, 2014 and amended on November 4, 2015. The loan is non-interest bearing. During the three months ended March 31, 2019, the Company repaid €12,500 ($14,035) and a principal balance of €41,000 ($46,035) remains as of March 31, 2019.

Nicholaos Lazarou

In connection with the Decahedron SPA, on February 9, 2017, Decahedron, Medihelm S.A. and Nicholaos Lazarou, managing director of Decahedon, entered into a liability transfer agreement whereby the loan provided from Decahedron to Nicholaos Lazarou prior to the acquisition would be cancelled in exchange for Nicholaos Lazarou’s personal assumption of £172,310 ($233,118) owed to Medihelm S.A., a related party creditor of Decahedron.

On November 30, 2018, the Company entered into a stock purchase agreement with an officer and director of the Company, whereby for consideration of $60,000 the Company repurchased 20,000 shares of its common stock. As per the agreement, the sale and transfer of the shares occurred on November 30, 2018, the date of signing, however the Company is entitled to pay the full consideration in tranches until August 2019. As of December 31, 2018, the Company had an amount due to related party of $48,683. During the three months ended March 31, 2019, the Company paid consideration of $28,372 and has an amount due to related party of $20,311 recorded as accounts payable related party as of March 31, 2019.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

NOTE 10 – LINES OF CREDIT

The line of credit with National Bank of Greece is being renewed annually with a current interest rate of 6.00%. The maximum borrowing allowed was $1,347,360 at March 31, 2019. The outstanding balance was $1,032,557 at March 31, 2019.

The line of credit with Alpha Bank of Greece is renewed annually with a current interest rate of 6.00%. The maximum borrowing allowed was $673,680 at March 31, 2019. The outstanding balance was $660,568 at March 31, 2019.

The line of credit with Eurobank of Greece is being renewed annually with a current interest rate of 8.55%. The maximum borrowing allowed was $561,400 at March 31, 2019. The outstanding balance was $434,508 at March 31, 2019.

Interest expense for the three months ended March 31, 2019 was $45,174.

Under the above agreements, the Company is required to maintain certain financial ratios and covenants. These lines of credit were assumed in the Company’s acquisition of Cosmofarm. During the three months ended March 31, 2019, the Company was in compliance with these ratios and covenants.

NOTE 11 – CONVERTIBLE DEBT

November 15, 2017 Securities Purchase Agreement

On November 15, 2017, the Company entered into a Securities Purchase Agreement with institutional investors (the “Buyers”), pursuant to which the Company issued on November 16, 2017 for a purchase price of $3,000,000, $3,350,000 in aggregate principal amount of Senior Convertible Notes (the “Existing Notes”) to the Buyers, convertible into approximately 670,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at $5.00 per share and five-year warrants (the “Warrants”) to purchase an aggregate of 536,000 shares of Common Stock exercisable at $7.50 per share. The Notes contained an original issue discount of $350,000. Of the $3,000,000 purchase price, $240,000 went directly to financing costs (see below) and $74,000 went directly to legal fees such that the Company received net proceeds of $2,686,000.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statement

March 31, 2019

On February 20, 2018, the Company entered into two separate Amendment and Exchange Agreements (“Exchange Agreements”) with the Buyers for new senior convertible notes (“New Notes”) in exchange for existing notes. Each New Note is identical in all material respects to the Existing Note, except that (i) the New Note was not convertible into shares of the Company’s common stock (the “Common Stock”) until April 20, 2018; (ii) all future cash installment payments under such New Note will be made at a redemption price equal to 112% of the applicable installment amount; (iii) the Company’s existing obligation to initially deliver pre-delivery shares of its common stock to the holder of such New Note was deferred until April 20, 2018; and (iv) at any time on or before June 20, 2018, the Company had the right, at its option, to redeem all, or any part, of the amounts then outstanding under such New Note in cash at a redemption price equal to 125% of such amounts then outstanding under such New Note. The Company will repay the principal amount of the Notes in equal monthly installments beginning on January 1, 2018 and repeating on the first business day of each calendar month thereafter until the fourteenth (14th) month anniversary date of issue. On September 26, 2018, the Company entered into a second amendment which extended the maturity dates of the notes to February 1, 2019. On April 24, 2018, 670,001 pre-delivery shares were issued. On January 7, 2019 and February 5, 2019, 465,625 and 108,417 pre-delivery shares, respectively, were cancelled upon full payment of both notes. Eighty-five (85%) percent of any cash proceeds received by the holders of the Notes from the sale of pre-delivery shares issued as collateral shall be applied against the particular installment amount then due. The Notes are senior in right of payment to all existing and future indebtedness except Permitted Indebtedness which includes $12 million of senior secured indebtedness of the Company and its subsidiaries under the above described Synthesis loan agreements, plus a defined amount of purchase money indebtedness in connection with bona fide acquisitions. The Company evaluated the debt modification in accordance with ASC 470-50 and concluded that the debt qualified for debt extinguishment as the 10% cash flow test was met. As a result, the Existing Notes were written off and the New Notes were recorded at fair value as of February 20, 2018. The Company wrote off the remaining principal balance of $2,871,429 of the Existing Notes along with the remaining $2,596,838 of debt discounts related to the Existing Notes of which $1,140,711 was a reduction to additional paid-in-capital representing the intrinsic value of the existing beneficial conversion feature. The Company recorded the New Notes in the amount of $3,216,000 and a total debt discount of $3,216,000 in relation to the intrinsic value of the new beneficial conversion feature of $2,880,000 and an original issue discount of $336,000. This resulted in a net loss on extinguishment of debt in the amount of $1,464,698 and additional net equity related to the beneficial conversion feature of $1,739,289.

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

The Warrants have a five-year term and are exercisable into 536,000 shares of Common Stock beginning May 16, 2018, which was six months after the issue date. The Warrants are exercisable at $7.50 per share subject to full ratchet anti-dilution protection (see above). As of March 31, 2019, there were no anti-dilution trigger events. The Warrants will be exercisable on a cashless basis if a registration statement is not effective covering the resale of the underlying Warrant Shares. The Company calculated the warrants at relative fair value of $1,545,288, which was recognized as a discount to the Existing Notes of which $347,418 was amortized as interest expense through February 19, 2018. On February 20, 2018, the remaining balance was reversed due to the Exchange Agreement as discussed above.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statement

March 31, 2019

Conversion of the Notes were and exercise of the Warrants are subject to a blocker provision which prevents any holder from converting or exercising, as applicable, the Notes or the Warrants, into shares of Common Stock if its beneficial ownership of the Common Stock would exceed 4.99% (subject to adjustment not to exceed 9.99%) of the Company’s issued and outstanding Common Stock (each, a “Blocker”).

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

On November 15, 2017, in connection with the $3,350,000 Securities Purchase Agreement, Roth Capital Partners, LLC (“Roth”), as the Company’s exclusive placement agent, received a cash commission for the transaction equal to eight (8%) percent of the total gross proceeds of the offering, or $240,000 and the issuance of five-year warrants to purchase eight (8%) percent of the shares of common stock issued or issuable in this offering (excluding shares of common stock issuable upon exercise of any warrants issued to investors), or 53,600 shares; and, will receive eight (8%) percent of any cash proceeds received from the exercise of any warrants sold in the offering with an expiration equal to or less than twenty-four (24) months. The warrants are exercisable six months after the issue date or May 16, 2018 and were valued at a fair value of $386,003 which was fully expensed during the year ended December 31, 2017. The $240,000 cash commission was recorded as debt discount and was amortized over the term of the Notes.

During the three months ended, the Company repaid the remaining principal balance in the amount of $103,611, such that the remaining outstanding principal balance of the Notes as of March 31, 2019 is zero.

As a result of the final payment of the Notes, the remaining debt discount of $45,614 was amortized during the three months ended March 31, 2019.

September 4, 2018 Securities Purchase Agreement

On September 4, 2018, the Company entered into a Securities Purchase Agreement with two institutional investors (the “Buyers”) pursuant to which the Company issued for a purchase price of $2,000,000, $2,233,333 in aggregate principal amount of Senior Convertible Notes (the “September 2018 Notes”) to the Buyers, convertible into 372,223 shares of the Company’s common stock, par value $.001 per share at $6.00 per share (with the exception of the conversion related to the Third Exchange Agreement described below), and warrants to purchase an aggregate of 357,334 shares of Common Stock exercisable at $7.50 per share (the “Warrants”). The Notes contained an original issue discount of $233,332. Of the $2,000,000 purchase price, $140,000 went directly to financing costs (see below) and $15,000 went directly to legal fees such that the Company received net proceeds of $1,845,000.

The September 2018 Notes provided that the Company will repay the principal amount of Notes in equal monthly installments including a 5% installment fee, which is recorded as interest expense, beginning on November 1, 2018 and repeating on the first business day of each calendar month thereafter until May 1, 2019. During the three months ended March 31, 2019, the Company has recorded $13,097 in installment fees.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statement

March 31, 2019

The Notes were convertible at any time by the Holder into shares of Common Stock at the rate of $6.00 per share (with the exception of the conversion pursuant to the Third Exchange Agreement described below), subject to full ratchet anti-dilution adjustment (the “Conversion Price”). According to the original terms of the agreement, the Company was to pre-deliver up to 372,222 shares of common stock to the Buyers. Eighty-five percent (85%) of any cash proceeds received by the Buyers from the sale of the Pre-Delivery Shares would then be applied against the particular installment amount due on such Installment Date under the Note. The Company had three months to deliver the Pre-Delivery shares, however the debt was repaid prior to the opportunity to deliver those shares. The Registration Statement (No. 333-227813) covering 150% of the number of shares underlying the Notes and warrants was declared effective on November 1, 2018. Upon an Event of Default (regardless of whether such event has been cured), the Buyers may convert at an alternative conversion price equal to the lower of the then applicable Conversion Price or seventy-five (75%) percent of the then Volume-Weighted Average Price (as defined, the “VWAP”). The Company valued the beneficial conversion feature of the Existing Notes at intrinsic value and recorded $934,922 to debt discount, which will be amortized over the life of the Notes.

The Warrants are exercisable into 357,334 shares of Common Stock equal to eighty (80%) percent of the number of shares of common stock the Buyers would receive if the Notes were fully converted (at an assumed price of $5.00 per share) upon the date of issuance of the Notes. The Warrants are exercisable at $7.50 per share for a five-year term commencing March 4, 2019 subject to full ratchet anti-dilution protection. The Warrants will be exercisable on a cashless basis if a registration statement is not effective covering the resale of the underlying Warrant Shares. The Company calculated the warrants at relative fair value of $910,078, which was recognized as a discount to the Notes and is being amortized as interest expense over the remaining term of the Notes.

Conversion of the Notes were and exercise of the Warrants are each subject to a blocker provision which prevents any holder from converting or exercising, as applicable, the Notes or the Warrants, into shares of common stock if its beneficial ownership of the common stock would exceed 9.99% of the Company’s issued and outstanding common stock (a “Blocker”).

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

Roth Capital Partners, LLC (“Roth”), as the Company’s exclusive placement agent, received a cash commission for this transaction equal to seven (7%) percent of the total gross proceeds of the offering, or $140,000, and the issuance of five-year warrants to purchase seven (7%) percent of the shares of common stock issued or issuable in this offering (excluding shares of Common Stock issuable upon exercise of any Warrants issued to investors), or 26,056 shares; and will receive seven (7%) percent of any cash proceeds received from the exercise of any Warrants sold in the offering with an expiration equal to or less than twenty-four (24) months. The warrants are exercisable six months after the issue date or March 4, 2019, at $6.00 per share and were valued at a fair value of $157,969 which was fully expensed during the year ended December 31, 2018. The $140,000 cash commission was recorded as debt discount and was be amortized over the term of the Notes.

During the year ended December 31, 2018, there were principal conversions in the amount of $1,333,333 at a conversion price of $3.478 pursuant to the Third Exchange Agreement and the Company repaid principal of $638,095, such that the remaining outstanding principal balance of the Notes as of December 31, 2018 was $261,903.

During the three months ended, the Company repaid the remaining principal balance in the amount of $261,902, such that the remaining outstanding principal balance of the Notes as of March 31, 2019 is zero.

The Company recorded a total of $2,233,332 of debt discounts related to the above Notes during the year ended December 31, 2018. The debt discounts were amortized over the term of the debt. Amortization of the debt discounts for the year ended December 31, 2018 was $2,049,232. As a result of the final payment of the Notes, the remaining debt discount of $184,100 was amortized during the three months ended March 31, 2019.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statement

March 31, 2019

NOTE 12 – DEBT

On November 16, 2015, the Company entered into a Loan Agreement with Panagiotis Drakopoulos, former Director and former Chief Executive Officer, pursuant to which the Company borrowed €40,000 ($42,832) as a note payable from Mr. Drakopoulos. The note bears an interest rate of 6% per annum and was due and payable in full on November 15, 2016. As of December 31, 2018, the Company had an outstanding principal balance of €13,000 ($14,893) and accrued interest of €3,088 ($3,538). As of March 31, 2019, the Company had an outstanding principal balance of €13,000 ($14,596) and accrued interest of €3,430 ($3,851).

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statement

March 31, 2019

As of December 31, 2018, the outstanding balance under this note was $3,078,442 (€2,687,187) and accrued interest expense of $414,830 (€362,107) has been recorded. As of March 31, 2019, the outstanding balance under this note was $3,078,442 (€2,741,755) and accrued interest expense of $473,172 (€421,421) has been recorded.

The Company recorded a total of €155,060 ($191,034) in debt discounts related to this note in prior years. The debt discounts are being amortized over the term of the debt. As a result of the April 18, 2018 amendment, the Company reduced the unamortized debt discount by €20,237 ($20,237). The debt discount was fully amortized in the prior year

Bridge Loans

On March 16, 2017 and March 20, 2017, SkyPharm entered into loan agreements with the Synthesis Peer-To Peer-Income Fund (the “Bridge Loans”). The Bridge Loans provided to SkyPharm loans of €41,590 ($50,000) and €100,000 ($120,220), respectively, during the year ended December 31, 2017. The Bridge Loans accrue interest at a rate of 10% per annum and were repayable on April 16, 2017 and April 20, 2017, respectively, together with all other amounts then accrued and unpaid. On April 16, 2017, the maturity dates were amended for no additional consideration or change in terms and conditions. The maturity dates of both loans were amended, and they matured on May 16, 2017 and May 20, 2017, respectively. Pursuant to the April 18, 2018 agreement and effective January 1, 2018, the Company reached an agreement with Synthesis Peer-To-Peer Income Fund such that the March 20, 2017 loan would have a fixed USD payoff amount of $106,542. As a result of this agreement the Company recorded a gain on settlement of debt of €16,667 ($19,695) related to the reduction of the USD payoff amount and an additional gain on settlement of debt of €3,950 ($4,668) related to interest that had accrued on the original amount of the loan. The Company has accrued interest expense of an aggregate total of €14,715 ($16,857) for both loans and the outstanding balances of these loans was €43,645 ($50,000) and €93,001 ($106,542), respectively, as of December 31, 2018. The Company has accrued interest expense of an aggregate total of €17,887 ($20,083) for both loans and the outstanding balances of these loans was €44,532 ($50,000) and €94,889 ($106,542), respectively, as of March 31, 2019.

On May 5, 2017, SkyPharm entered into a loan agreement with Synthesis Peer-To-Peer Income Fund for €31,388 ($34,745). The loan accrues interest at a rate of 10% per annum and matured on September 30, 2017. The Company has accrued interest expense of €3,410 ($3,906) and the outstanding balance on this loan was €30,329 ($34,745) as of December 31, 2018. The Company has accrued interest expense of €4,065 ($4,565) and the outstanding balance on this loan was €30,945 ($34,745) as of March 31, 2019.

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

Trade Facility Agreements

On April 10, 2017, Decahedron entered into a Trade Finance Facility Agreement (the “Decahedron Facility”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”). The Decahedron Facility provides the following material terms:

•	The Lender will provide Decahedron a facility of up to €2,750,000 ($3,087,700) secured against Decahedron’s receivables from the sale of branded and generic pharmaceutical sales.

•	The total facility will be calculated as 95% of the agreed upon value of Decahedron’s receivables.

•	The term of the Decahedron Facility will be for 12 months.

•	The obligations of Decahedron are guaranteed by the Company pursuant to a Cross Guarantee and Indemnity Agreement.

•	The Lender has the right to make payments directly to Decahedron’s suppliers.

•	The following fees should be paid in connection with the Decahedron Facility:

	o	2% of the maximum principal amount as an origination fee.

	o	A one percent (1%) monthly fee.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statement

March 31, 2019

The current draw on the Decahedron Facility is $0.

On May 12, 2017, SkyPharm entered into a Trade Finance Facility Agreement (the “SkyPharm Facility”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”). The SkyPharm Facility provides the following material terms:

•

The Lender will provide SkyPharm a facility of up to €2,000,000 ($2,245,600) secured against SkyPharm’s receivables from the sale of branded and generic pharmaceutical sales. In the event that accounts receivable becomes uncollectible, the Company will be obligated to pay back the notes in full.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statement

March 31, 2019

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

As of December 31, 2018, the Company had principal balances of €2,000,000 ($2,291,200) and $4,000,000 under the TFF and the Company had accrued $0 and $19,834, respectively in interest expense related to this agreement. As of March 31, 2019, the Company had a principal balance of €2,000,000 ($2,245,600) and $4,000,000 under the TFF and the Company had accrued $0 and $17,988, respectively in interest expense related to this agreement.

The Company recorded a total debt discount of €117,338 ($137,063) in origination fees associated with these loans, which was amortized over the original terms of the agreements. Amortization of debt discount for year ended December 31, 2017 was €61,295 ($69,269). As of December 31, 2018, the debt discount had been fully amortized.

Distribution and Equity Agreement

As discussed in Note 4 above, the Company entered into a Distribution and Equity Acquisition Agreement with Marathon. The Company was appointed the exclusive distributor of the Products initially throughout Europe and on a non-exclusive basis wherever else lawfully permitted.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statement

March 31, 2019

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

As discussed in Note 4, the Company attributed no value to the shares received in Marathon pursuant to (a) above. In relation to the CAD $2 million cash received noted in (b) above, the Company accounted for its obligation to issue a variable number of the Company’s Common Shares as Share-settled debt obligation in accordance with ASC 480 measured at fair value or the settlement amount of $1,554,590 (CAD $2 million). If settlement were to occur on March 31, 2019, the Company would be required to issue 446,311 Common Shares to settle its debt obligation. The Company could be obligated to potentially issue an unlimited number of common shares to settle its Share-settled debt obligation. If such events were to occur, the Company would be required to increase its authorized share capital and since increasing the authorized share capital is within the control of the Company, as our CEO controls greater than 50% of the outstanding common stock of the Company, the original classification of equity-classified financial instruments issued by the Company were not affected.

None of the above loans were made by any related parties.

NOTE 13 – LEASES

The Company has various lease agreements with terms up to 10 years, comprising of leases of office space. Some leases include options to purchase, terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised.

The assets and liabilities from operating and finance leases are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s secured incremental borrowing rates or implicit rates, when readily determinable. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.

The Company’s operating leases do not provide an implicit rate that can readily be determined. Therefore, we use a discount rate based on our incremental borrowing rate, which is determined using the interest rate of our long-term debt as of January 1, 2019.

The Company’s weighted-average remaining lease term relating to its operating leases is 6.05 years, with a weighted-average discount rate of 6.74%.

The Company incurred lease expense for its operating leases of $52,508 which was included in “General and administrative expenses,” for the quarter ended March 31, 2019.

The Company had operating cash flows used in operating leases of $37,096 for the quarter ended March 31, 2019. Right-of-use assets obtained in exchange for new operating lease liabilities $622,765 for the quarter ended March 31, 2019.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of March 31, 2019.

Maturity of Lease Liability
2019	$172,893
2020	158,383
2021	73,858
2022	44,912
2023	44,912
Thereafter	179,648
Total undiscounted finance lease payments	$674,607
Less: Imputed interest	118,558
Present value of finance lease liabilities	$556,049

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statement

March 31, 2019

The Company’s weighted-average remaining lease term relating to its finance leases is 1.17 years, with a weighted-average discount rate of 6.00%.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s finance leases as of March 31, 2019.

Maturity of Lease Liability
2019	$26,384
2020	14,658
2021	-
2022	-
2023	-
Thereafter	-
Total undiscounted finance lease payments	$41,041
Less: Imputed interest	1,499
Present value of finance lease liabilities	$39,543

The Company had operating cash flows used in finances leases of $601 for the quarter ended March 31, 2019. The Company had financing cash flows used in finances leases of $7,232 for the quarter ended March 31, 2019.

The Company incurred interest expense on its finance leases of $601 which was included in “Interest expense,” for the quarter ended March 31, 2019. The Company incurred amortization expense on its finance leases of $26,802 which was included in “Depreciation and amortization expense,” for the quarter ended March 31, 2019.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of March 31, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statement

March 31, 2019

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statement

March 31, 2019

NOTE 15 – STOCK OPTIONS AND WARRANTS

As of March 31, 2019, there were 74,000 options outstanding and 74,000 options exercisable with expiration dates commencing October 2020 and continuing through January 2022.

A summary of the Company’s option activity during the three months ended March 31, 2019 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2018	74,000	$1.32	2.47	$198,000
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, March 31, 2019	74,000	$2.22	1.32	$161,000

Exercisable, March 31, 2019	74,000	$2.22	1.32	$161,000

As of March 31, 2019, there were 1,164,673 warrants outstanding and 1,164,673 warrants exercisable with expiration dates from May 2023 through March 2024.

A summary of the Company’s warrant activity during the three months ended March 31, 2019 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2018	1,164,673	$6.41	5.01	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired		-	-	-
Balance Outstanding, March 31, 2019	1,164,673	$6.41	4.77	$-

Exercisable, March 31, 2019	1,164,673	$6.41	4.77	$-

NOTE 16 – DISAGGREGATION OF REVENUE

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statement

March 31, 2019

The Company disaggregates revenue by country to depict the nature and economic characteristics affecting revenue. The following table presents our revenue disaggregated by country for the three months ended:

Country	March 31, 2019	March 31, 2018
Croatia	$5,395	$-
Denmark	57,657	96,518
France	42,061	72,351
Germany	2,076,814	4,410,792
Greece	5,456,573	759,999
Hungary	49,912	318,974
Indonesia	-	6,707
Ireland	132,417	568,669
Italy	73,437	156,612
Jordan	20,432	33,637
Netherlands	337,683	1,537,743
Poland	138,270	364,730
Turkey	24,695	-
UK	1,267,995	3,638,697
Total	$9,683,341	$11,965,429

NOTE 17 – SUBSEQUENT EVENTS

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

The Notes are subject to acceleration in an Event of Default (as defined in the Notes). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the Notes. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection.

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

The Note is subject to acceleration in an Event of Default (as defined in the Note). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection.

COSMOS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statement

March 31, 2019

Securities Purchase Agreement executed on May 15, 2019

On May 15, 2019, Cosmos Holdings, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “SPA”) with an institutional investor (the “Buyer”). Upon the closing of this financing (the “Financing”) on May 17, 2019, the Company issued for a purchase price of $1,500,000 in principal amount a Senior Convertible Note (the “Note”) to the Buyer. The Buyer was the same fund which purchased an aggregate of approximately $4,475,000 principal amount of convertible notes in September 2018 and November 2017, all of which have been repaid.

The Note provides that the Company will repay the principal amount of Note on the ten (10) month anniversary date of the date of issue. Interest at the rate of nineteen (19%) percent per annum shall be payable on the first day of each calendar month.

The Note is convertible at any time by the Holder into 250,000 shares of common stock, par value $.001 per share (the “Common Stock”) at the rate of $6.00 per share, subject to adjustment (the “Conversion Price”). Upon an Event of Default (regardless of whether such event has been cured), the Buyer may convert at an alternative conversion price equal to the lower of the then applicable Conversion Price or seventy-five (75%) percent of the then Volume-Weighted Average Price (as defined, the “VWAP”).

The Note is senior in right of payment to all other existing and future indebtedness of the Company except Permitted Senior Indebtedness (as defined in the Note), including $12 million of senior secured indebtedness of the Company and its subsidiaries under an existing senior loan agreement, plus defined amounts of purchase money indebtedness in connection with bona fide acquisitions.

The Note includes customary Events of Default and provides that the Buyer may require the Company to redeem (regardless of whether the Event of Default has been cured) all or a portion of the Note at a redemption premium of one hundred twenty-five (125%) percent, multiplied by the greater of the conversion rate and the then current market price. The Buyer may also require redemption of the Note upon a Change of Control (as defined) at a premium of one hundred twenty-five (125%) percent. The Company has the right to redeem the Note at any time, in whole or in part, in cash at a price equal to 120% of the then outstanding conversion amount.

Conversion of the Note is subject to a blocker provision which prevents any holder from converting the Note into shares of Common Stock if its beneficial ownership of the Common Stock would exceed 9.99% of the Company’s issued and outstanding Common Stock (a “Blocker”).

Roth Capital Partners, LLC (“Roth”), as the Company’s exclusive placement agent, received a cash commission for this transaction equal to six (6%) percent of the total gross proceeds of the offering.

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

We are currently focusing our existing operations on expanding the business of our subsidiaries. Our operating model and the execution of our corporate strategy are designed to enable the Company to achieve sustainable growth and create shareholder value.

On July 22, 2015 the Hellenic Ministry of Health and more specifically the National Organization for Medicines granted the license for the wholesale of pharmaceutical products for human use to SkyPharm. The license is valid for a period of five years and pursuant to the EU directive of (2013/C 343/01) the Company is subject to fulfill the Guidelines of the Good Distribution Practices of medical products for human use. The Company has already incorporated the methodologies, procedures, processes and resources in order to be in accordance with the guidelines of the Good Distribution Practices. In 2016, the Company leased and equipped additional office space for our subsidiary SkyPharm in Thessaloniki, Greece in order to facilitate its growing business activity. The warehouse was already equipped with the proper shelves, working tables, medicine, cold fridge and barcode machines in compliance with all regulations.

On May 20, 2016, the Company entered into a Non-Binding Memorandum of Understanding with Doc.Pharma S.A. to purchase the company for a combination of cash and stock to be agreed upon. Doc Pharma S.A is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the wife of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma SA in the past. Doc Pharma is a pharmaceutical manufacturer with production facilities in Athens, Greece, certified under Good Manufacturer Practices (GMP). The company owns numerous licenses of generic medicines and uses its own network of pharmaceutical sales representatives to communicate its products with doctors. The company also trades prototype medicines, food supplements and cosmetics. Closing of the transaction is subject to execution of definitive exchange agreements, a full audit of Doc Pharma, satisfactory completion of due diligence of Doc Pharma, tax and legal consideration and other customary closing conditions. The Memorandum of Understanding expired on December 31, 2016, and has not been formally renewed or extended, however is being pursued.

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

As of October 3, 2017, the Company, entered into a Research & Development agreement with Doc Pharma S.A., a pharmaceutical manufacturer with production facilities in Athens, Greece, certified under Good Manufacturer Practices (GMP). The agreement outlines the development and contract manufacturing of Cosmos Holdings’ complete line of nutraceutical products. Under the agreement, Doc Pharma S.A. will provide its services to research, develop formulation, complete product registration, design product packaging, and provide market-ready products. Sales of food supplements by the Company commenced in the third quarter of 2018. Sales of the Company’s own line of nutraceuticals, SkyPremium Life, commenced in the fourth quarter of 2018.

On November 15, 2017, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (the “Buyers”) with which it had no prior relationship, pursuant to which the Company issued for a purchase price of $3,000,000, $3,350,000 in aggregate principal amount of Senior Convertible Notes (the “Notes”) to the Buyers, convertible into 670,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) at $5.00 per share and warrants to purchase an aggregate of 536,000 shares of Common Stock exercisable (the “Warrants”) at $7.50 per share.

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

For the three months ended March 31, 2019, the Company has recorded total revenues of $9,683,341 and cost of revenue of $9,057,179 and has incurred operating expenses of approximately $799,904, in connection with these operations.

Results of Operations

Three Months Ended March 31, 2019 versus March 31, 2018

For the three months ended March 31, 2019, the Company had a net loss of $217,173 on revenue of $9,683,341, versus a net loss of $3,055,802 on revenue of $11,965,429 for the three months ended March 31, 2018.

Cost of Revenue

For the three months ended March 31, 2019, we had direct costs of revenue of $9,057,179 associated to cost of goods sold versus $11,355,433 from the three months ended March 31, 2018.

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

Gross Profit

Gross profit for the three months ended March 31, 2019 was $626,162 compared with the $609,996 for the three months ended March 31, 2018.

Operating Expenses

For the three months ended March 31, 2019, we had general and administrative costs of $743,531 and depreciation and amortization expense of $56,373 for a net operating loss of $173,742. For the three months ended March 31, 2018, we had general and administrative costs of $751,748, depreciation and amortization expense of $7,796 for a net operating loss of $149,548.

Other Income (Expense)

During the three months ended March 31, 2019, other income (expense) is primarily comprised of $259,712 interest expense related to notes payable, $229,713 of non-cash interest expense related to the amortization of debt discount, a gain on exchange of investment of $606,125 related to the Marathon/ICC (f/k/a KBB) transaction and a foreign currency loss of $160,640. During the three months ended March 31, 2018, other income (expense) is primarily comprised of $$286,578 interest expense related to notes payable, $1,284,012 of non-cash interest expense related to the amortization of debt discount and $1,464,698 loss on extinguishment of debt related to the Exchange Agreement..

Unrealized Foreign Currency losses

Additionally, we had an unrealized foreign currency gain of $61,629 for the three months ended March 31, 2019, such that our net comprehensive loss for the period was $155,544 versus the unrealized foreign currency loss of $135,054 for the three months ended March 31, 2018, such that our net comprehensive loss for the period was $3,190,856.

Liquidity and Capital Resources

At March 31, 2019, the Company had a working capital deficit of $4,023,420 and a working capital deficit of $3,927,074 as of December 31, 2018, respectively.

At March 31, 2019, the Company had cash of $309,656 versus $864,343 as of December 31, 2018. For the three months ended March 31, 2019, net cash used in operating activities was $483,933 versus $1,866,845 net cash used in operating activities for the three months ended March 31, 2018. The Company has devoted substantially all of its cash resources to expand through organic business growth and, where appropriate, through the execution of selective company and license acquisitions, and has incurred significant general and administrative expenses in order to enable the financing and growth of its business and operations.

During the three months ended March 31, 2019, there was $129,531 net cash used in investing activities versus $12,307 net cash used in investing activities during the three months ended March 31, 2018. This was primarily due to the increased purchase of fixed assets by Cosmofarm, offset by sales of investment shares.

During the three months ended March 31, 2019, there was $145,808 of net cash provided by financing activities versus $2,376,225 provided by financing activities during the three months ended March 31, 2018.

We anticipate using cash in our bank account as of March 31, 2019, cash generated from the operations of the Company and its operating subsidiary and from debt or equity financing, or from a loan from management, to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we may lose the qualification for quotation and our securities would no longer trade on the over the counter markets. Further, as a consequence we would fail to satisfy our reporting obligations with the Securities and Exchange Commission (“SEC”), and investors would then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

Plan of Operation in the Next Twelve Months

Specifically, our plan of operations for the next 12 months is as follows:

We are planning to develop and expand our business through organic growth and at the same level through the acquisition of carefully targeted companies that are operating in the pharmaceutical industry and would add value to our Company and its shareholders. Our organic growth will be driven by entering into new markets and areas where we can sell and distribute a more profitable series of pharmaceutical products, OTC medicines, and nutraceuticals. We are committed to capitalizing on sales growth opportunities by expanding our customer pipeline across the European market, as well as entering markets outside the European Union.

Our main objective is expanding the business operations of our subsidiaries by concentrating our efforts on becoming an international manufacturing, trading and distribution pharmaceutical company. We view our business development activity as an enabler of our strategies, and we seek to generate earnings growth and enhance shareholder value by pursuing a disciplined, strategic and financial approach to evaluating business development opportunities. Under these principles we assess our businesses and assets as part of our regular, ongoing portfolio review process and continue to consider trading development activities for our businesses.

The Company, in the following twelve months, intends to substantially grow its business operations within the dietary supplements market and the generic pharmaceutical products market. These industries are highly competitive and may significantly affect the Company’s sales of these products, including, but not limited to, price and cost-effectiveness, marketing effectiveness, product labeling, quality control and quality assurance.

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

Off Balance Sheet Arrangements

As of March 31, 2019, there were no off balance sheet arrangements.

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

Cosmos Holdings Inc.

Date: May 20, 2019	By:	/s/ Grigorios Siokas
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

