Form 10-Q
period 2019-06-30
Cosmos Holdings Inc.
filed 2019-08-19
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 19, 2019, there were 13,305,015 shares issued and 13,087,478 shares outstanding of the registrant’s common stock.

COSMOS HOLDINGS INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

COSMOS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$886,667	$864,343
Accounts receivable, net	5,507,836	4,753,291
Accounts receivable - related party	247,815	189,760
Other investments	212,829	217,361
Inventory	3,623,796	3,202,767
Equity investment	960,000	2,500,000
Prepaid expenses and other current assets	1,206,899	1,662,579
Prepaid expenses and other current assets - related party	5,740,957	4,957,061
Operating lease right-of-use asset	540,843	-
Financing lease right-of-use asset	108,603	-

TOTAL CURRENT ASSETS	19,036,245	18,347,162

Property and equipment, net	1,710,178	1,425,632
Goodwill and intangible assets, net	282,944	296,767
Deferred tax assets	2,812	913
Other assets	798,249	624,479

TOTAL ASSETS	$21,830,428	$20,694,953

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,605,112	$5,933,464
Accounts payable and accrued expenses - related party	280,696	139,556
Customer advances	96,686	1,067,200
Convertible notes payable, net of unamortized discount of $0 and $276,841, respectively	1,414,796	135,800
Notes payable	10,537,227	9,803,733
Notes payable - related party	1,751,596	1,793,437
Lines of credit	2,599,229	1,514,583
Loans payable - related party	980,691	1,775,251
Operating lease liability, current portion	165,033	-
Financing lease liability, current portion	31,707	-
Other current liabilities	79,680	111,212

TOTAL CURRENT LIABILITIES	24,542,453	22,274,236

Share settled debt obligation	1,554,590	1,554,590
Operating lease liability, net of current portion	349,471	-
Other liabilities	167,635	183,577
TOTAL LIABILITIES	26,614,149	24,012,403

Commitments and Contingencies (see Note 14)	-	-

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 13,225,387 and 13,878,757 shares issued and 12,879,099 and 13,685,067 outstanding as of June 30, 2019 and December 31, 2018, respectively	13,225	13,879
Additional paid-in capital	13,525,749	13,133,982
Treasury Stock, 346,288 and 193,690 shares as of June 30, 2019 and December 31, 2018, respectively	(354,734)	(225,494)
Accumulated deficit	(18,029,851)	(16,272,645)
Accumulated other comprehensive income	61,890	32,828

TOTAL STOCKHOLDERS’ DEFICIT	(4,783,721)	(3,317,450)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$21,830,428	$20,694,953

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

REVENUE	$8,513,956	$8,856,888	$18,197,297	$20,822,317

COST OF REVENUE	8,044,963	8,154,554	17,102,142	19,509,987

GROSS PROFIT	468,993	702,334	1,095,155	1,312,330

OPERATING EXPENSES
General and administrative expenses	903,972	772,780	1,647,503	1,524,528
Depreciation and amortization expense	90,909	8,339	147,282	16,135
TOTAL OPERATING EXPENSES	994,881	781,119	1,794,785	1,540,663

LOSS FROM OPERATIONS	(525,888)	(78,785)	(699,630)	(228,333)

OTHER INCOME (EXPENSE), NET
Other income (expense), net	323,986	(4,360)	326,343	(7,138)
Interest expense - related party	(66)	(66)	(132)	(132)
Interest expense	(329,270)	(272,419)	(588,982)	(558,997)
Non-cash interest expense	(34,797)	(490,771)	(264,510)	(1,774,783)
Forgiveness of debt	-	(743)	-	48,880
Loss on equity investments, net	(1,048,267)	-	(442,142)	-
Gain on exchange of equity investments, net of unrealized loss on change in fair value	-	1,826,160	-	1,826,160
Loss on extinguishment of debt	-	-	-	(1,464,698)
Foreign currency transaction gain (loss), net	79,225	(196,627)	(81,415)	(114,344)
TOTAL OTHER INCOME (EXPENSE), NET	(1,009,189)	861,174	(1,050,838)	(2,045,052)

INCOME (LOSS) BEFORE INCOME TAXES	(1,535,077)	782,389	(1,750,468)	(2,273,385)

INCOME TAX EXPENSE	(4,956)	-	(6,738)	(28)

NET INCOME (LOSS)	(1,540,033)	782,389	(1,757,206)	(2,273,413)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net	(32,567)	181,366	29,062	46,312

TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,572,600)	$963,755	$(1,728,144)	$(2,227,101)

BASIC NET INCOME (LOSS) PER SHARE	$(0.12)	$0.06	$(0.13)	$(0.18)
DILUTED NET INCOME (LOSS) PER SHARE	$(0.12)	$0.06	$(0.13)	$(0.18)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	13,261,316	13,167,364	13,322,605	12,918,417
Diluted	13,322,605	13,229,583	13,322,605	12,918,417

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

									Accumulated
									Other
	Preferred Stock		Common Stock		Additional	Treasury Stock			Comprehensive	Total
	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	No. of Shares	Value	Accumulated Deficit	Income (Loss)	Stockholders’ Deficit

Balance at January 1, 2018	-	$-	12,825,393	$12,825	$5,652,429	(138,689)	$(95,882)	$(7,211,987)	$(1,385,229)	$(3,027,844)
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	(135,054)	(135,054)
Stock-based compensation	-	-	-	-	59,672	-	-	-	-	59,672
Modification of debt	-	-	-	-	1,739,289	-	-	-	-	1,739,289
Net loss	-	-	-	-	-	-	-	(3,055,802)	-	(3,055,802)
Balance at March 31, 2018	-	-	12,825,393	12,825	7,451,390	(138,689)	(95,882)	(10,267,789)	(1,520,283)	(4,419,739)
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	181,366	181,366
Stock-based compensation	-	-	-	-	60,335	-	-	-	-	60,335
Conversion of convertible notes and accrued interest to common stock	-	-	670,001	670	34,048	-	-	-	-	34,718
Purchase of treasury stock from officer	-	-	-	-	-	(35,000)	(69,612)	-	-	(69,612)
Net loss	-	-	-	-	-	-	-	782,389	-	782,389
Balance at June 30, 2018	-	$-	13,495,394	$13,495	$7,545,773	(173,689)	$(165,494)	$(9,485,400)	$(1,338,917)	$(3,430,543)

Balance at January 1, 2019	-	-	13,878,757	$13,879	13,133,982	(193,690)	$(225,494)	$(16,272,645)	$32,828	$(3,317,450)
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	61,629	61,629
Cancellation of pre-delivery shares issued in connection with convertible debentures	-	-	(573,742)	(574)	574	-	-	-	-	-
Purchase of treasury stock from third party	-	-	-	-	-	(23,847)	(71,541)	-	-	(71,541)
Net loss	-	-	-	-	-	-	-	(217,173)	-	(217,173)
Balance at March 31, 2019	-	-	13,305,015	13,305	13,134,556	(217,537)	(297,035)	(16,489,818)	94,457	(3,544,535)
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	(32,567)	(32,567)
Conversion of related party debt to common stock	-	-	140,001	140	520,735	-	-	-	-	520,875
Gain on conversion of related party debt to common stock	-	-	-	-	529,125	-	-	-	-	529,125
Purchase of treasury stock from third party	-	-	-	-	-	(348,380)	(716,586)	-	-	(716,586)
Cancellation of treasury shares	-	-	(219,629)	(220)	(658,667)	219,629	658,887	-	-	-
Net loss	-	-	-	-	-	-	-	(1,540,033)	-	(1,540,033)
Balance at June 30, 2019	-	$-	13,225,387	$13,225	$13,525,749	(346,288)	$(354,734)	$(18,029,851)	$61,890	$(4,783,721)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

COSMOS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,757,206)	$(2,273,413)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and amortization expense	147,282	16,135
Amortization of debt discounts	264,510	1,774,783
Loss on extinguishment of debt	-	1,464,698
Gain on forgiveness of debt	-	(48,880)
Stock-based compensation	-	120,006
Gain on exchange of equity instruments, net of unrealized loss on change in fair value	-	(1,826,160)
Gain on change in fair value of equity investments	429,918	-
Amortization of right-of-use assets	128,042	-
Changes in Assets and Liabilities:
Accounts receivable, net	(754,545)	(514,218)
Accounts receivable - related party	(58,055)	(57,477)
Inventory	(421,029)	1,017,569
Prepaid expenses and other current assets	416,382	(198,443)
Prepaid expenses and other current assets - related party	(783,896)	(1,500,501)
Other assets	(173,770)	549,860
Accounts payable and accrued expenses	671,648	135,981
Accounts payable and accrued expenses - related party	141,140	(47,389)
Customer advances	(970,514)	-
Other current liabilities	(31,532)	-
Lease liabilities	(71,362)	-
Taxes payable	-	64,879
Other liabilities	31,721	-
NET CASH USED IN OPERATING ACTIVITIES	(2,791,266)	(1,322,570)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(570,614)	(21,761)
Proceeds from sale of investment shares	1,113,037	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	542,423	(21,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of convertible note payable	(365,514)	(1,311,285)
Proceeds from convertible note payable	1,380,000	-
Payment of related party note payable	(29,004)	(18,690)
Payment of note payable	-	(1,267,390)
Proceeds from note payable	750,000	2,160,985
Payment of related party loan	(188,771)	(318,163)
Proceeds from related party loan	450,762	1,071,479
Proceeds from issuance of share settled debt obligation	-	1,554,590
Payment of lines of credit	(4,733,987)	-
Proceeds from lines of credit	5,821,110	-
Payments of finance lease liability	(15,956)	-
Purchase of treasury stock	(788,127)	(11,602)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,280,513	1,859,924

Effect of exchange rate changes on cash	(9,346)	(144,544)

NET CHANGE IN CASH	22,324	371,049

CASH AT BEGINNING OF YEAR	864,343	782,853
CASH AT END OF YEAR	$886,667	$1,153,902

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$292,849	$248,236
Income tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Cancellation of pre-delivery shares issued for conversion of convertible notes payable	$574	$-
Related party accrual for repurchase of shares of common stock	$-	$58,010
Pre-delivery shares issued for future conversion of convertible notes payable	$-	$670
Conversion of convertible notes payable to common stock	$1,050,000	$34,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2019

NOTE 1 – BASIS OF PRESENTATION

The terms “COSM,” “we,” “the Company,” and “us” as used in this report refer to Cosmos Holdings, Inc. The accompanying unaudited condensed consolidated balance sheet as of June 30, 2019 and unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2019 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of COSM, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2018 and 2017, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“Form 10-K”). The accompanying consolidated balance sheet as of December 31, 2018 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet.

sheet.

NOTE 2 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

Overview

Cosmos Holdings, Inc. (“us,” “we,” or the “Company”) is an international pharmaceutical wholesaler. The Company imports, exports and distributes brand-name and generic pharmaceuticals, over-the-counter (“OTC”) medicines, a variety of vitamins, and dietary supplements. Through June 30, 2019, we operated our business through three wholly owned subsidiaries: (i) SkyPharm S.A. (“SkyPharm”), headquartered in Thessaloniki, Greece; (ii) Decahedron Ltd. (“Decahedron”), headquartered in Harlow, United Kingdom (“UK”); and (iii) Cosmofarm Ltd. (“Cosmofarm”), headquartered in Athens, Greece. Our business is primarily comprised of cross-border sales of brand-name pharmaceutical products in the European Union (“EU”). Our cross-border pharmaceutical wholesale business serves wholesale pharmaceutical distributors and independent retail pharmacies across the EU through a network of three strategic distribution centers, as well as an additional warehousing facility. Pharmaceutical manufacturers generally implement variable pricing strategies within the EU market. Identifying and evaluating price spreads between EU member states enables us to source brand-name pharmaceuticals from countries where ex-factory prices are comparatively low and export to countries where the same products are priced higher. We remain focused on leveraging our growing purchasing scale and supplier relationships to secure discounts and provide pharmaceuticals at reduced prices and continuing to drive organic growth at attractive margins for our cross-border pharmaceutical wholesale business.

We regularly evaluate and undertake strategic initiatives to expand our distribution reach, improve our profit margins, and strengthen our competitive position. In 2018, we entered the vitamins and dietary supplements segment and in the fourth quarter of 2018 we posted the first sales of our own brand of nutraceuticals; SkyPremium Life. Through the December 2018 acquisition of Cosmofarm, we entered the full-line pharmaceutical wholesale distribution segment. Cosmofarm now serves approximately 370 independent retail pharmacies and 15 pharmaceutical wholesales in the greater Athens region by providing a reliable supply of brand-name and generic pharmaceuticals, OTC medicines, vitamins, and dietary supplements. We invest in technology to enhance safety, distribution and warehousing efficiency and reliability. For example, Cosmofarm operates two fully automated ROWA, a German robotic warehouse systems that ensure 0% error selection rate, accelerate order fulfillment, and yield higher cost-efficiency in our Athens distribution center. In the future, we intend to expand into the cosmetic/beauty industry.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2019

We are also closely monitoring the legal framework for prescription and non-prescription derivates of cannabis products as it develops in Europe. As the legal framework and processes are developed and implemented in each respective EU country, we will utilize our existing network to distribute both prescription and non-prescription derivatives of cannabis products to our current customer base. We currently intend to only distribute prescription and non-prescription derivatives of cannabis products to approved EU countries and not in the US.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2019

On August 1, 2014, the Company, through its Cypriot subsidiary Amplerissimo, formed SkyPharm S.A., a Greek corporation (“SkyPharm”), a subsidiary that focuses on the trading, sourcing and distribution of pharmaceutical products.

In February 2017, the Company completed the acquisition of Decahedron Ltd., a UK corporation (“Decahedron”) consummating the transactions contemplated by the Stock Purchase Agreement, dated November 17, 2016 as amended (the “Decahedron SPA”). Pursuant to the terms of the Decahedron SPA, the shareholders of Decahedron received an aggregate of 170,000 shares of common stock of the Company (the “Stock Consideration”), which were delivered following the closing in exchange for all of the ordinary shares of Decahedron for the stock consideration. Decahedron is a fully licensed wholesaler of pharmaceutical products and its primary activity is the distribution, import and export of pharmaceuticals. In accordance with the terms of the SPA, the principal and majority shareholder of Decahedron, Nicholas Lazarou, remained as a director and officer of Decahedron until his resignation in June 2019.

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

On September 29, 2018, Amplerissimo transferred its remaining 22% investment in SkyPharm to the Company. The Company now holds 100% of the capital of SkyPharm and SkyPharm remains a 100% wholly owned subsidiary of the Company. On September 30, 2018, the Company entered into a Share Purchase Agreement with an unaffiliated third party and sold 100% of the issued capital of its subsidiary, Amplerissimo.

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

Going Concern

The Company’s consolidated financial statements are prepared in conformity with U.S. GAAP which contemplates the continuation of the Company as a going concern. For the six months ended June 30, 2019, the Company had revenue of $18,197,297, a net loss of $1,757,206 and net cash used in operations of $2,791,266. Additionally, as of June 30, 2019, the Company had an accumulated deficit of $18,029,851, a working capital deficit of $5,506,208 and stockholders’ deficit of $4,783,721. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2019

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2019 and December 31, 2018, there were no cash equivalents.

The Company maintains bank accounts in the United States denominated in U.S. Dollars and in Greece and in Bulgaria all of them denominated in Euros. The Company also maintains bank accounts in the United Kingdom of Great Britain, dominated in Euros and Great Britain Pound (British Pounds Sterling).

Account Receivable

Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts against gross accounts receivable reflects the best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. As of June 30, 2019 and December 31, 2018, the Company’s allowance for doubtful accounts was $536,182 and $540,048, respectively.

Tax Receivables

The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of its business in most of the countries in which it operates related to the procurement of merchandise and/or services it acquires and/or on sales and taxable income. The Company also collects VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services it sells. If the output VAT exceeds the input VAT, this creates a VAT payable to the government. If the input VAT exceeds the output VAT, this creates a VAT receivable from the government. The VAT tax return is filed on a monthly basis offsetting the payables against the receivables. In observance of EU regulations for intra-EU cross-border sales, our subsidiaries in Greece, SkyPharm and Cosmofarm, do not charge VAT for sales to wholesale drug distributors registered in other European Union member states. The net VAT receivable is recorded in prepaid expense and other current assets on the consolidated balance sheets.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2019

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

Depreciation expense was $133,459 and $11,859 for the six months ended June 30, 2019 and 2018, respectively.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Long-lived assets, property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2019

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

On December 19, 2018, as a result of the acquisition of Cosmofarm, the Company recorded $49,697 of goodwill.

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 5 years for an import/export license. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. As of June 30, 2019, no revision to the remaining amortization period of the intangible assets was made.

Amortization expense was $13,823 and $4,276 for the six months ended June, 2019 and 2018, respectively.

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

COSMOS HOLDINGS, INC. Notes to Unaudited Condensed Consolidated Financial Statement June 30, 2019

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

As of June 30, 2019, investments consisted of 6,000,000 shares, which traded at a closing price of $0.16 per share or a value of $960,000 of ICC International Cannabis Corp, 40,000 shares which traded at a closing price of $5.10 per share, or value of $208,261 of Diversa S.A. and 16,666 shares which traded at a closing price of $0.27 per share or value of $4,568 of National Bank of Greece. Additionally, the Company has $4,438 in equity securities of Pancreta bank, which are not publicly traded and recorded at cost. See Note 4 for additional investments in equity securities.

Fair Value Measurement

The Company applies FASB ASC 820, Fair Value Measurements and Disclosures, (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

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

The following tables presents assets that are measured and recognized at fair value as of June 30, 2019 and December 31, 2018, on a recurring basis:

	June 30, 2019			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – ICC International Cannabis Corp.	$960,000	-	-	$960,000
Marketable securities – Divsersa S.A.	208,261	-	-	208,261
Marketable securities – National Bank of Greece	4,568	-	-	2,938
	$1,172,829			$1,166,760

	December 31, 2018			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – ICC International Cannabis Corp.	$2,500,000	-	-	$2,500,000
Marketable securities – Divsersa S.A.	210,790	-	-	210,790
Marketable securities – National Bank of Greece	2,100	-	-	2,100
	$2,712,890			$2,712,890

COSMOS HOLDINGS, INC. Notes to Unaudited Condensed Consolidated Financial Statement June 30, 2019

In addition, FASB ASC 825-10-25 Fair Value Option, (“ASC 825-10-25”), expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

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

The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASU 2018-07, Compensation-Stock Compensation.

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

COSMOS HOLDINGS, INC. Notes to Unaudited Condensed Consolidated Financial Statement June 30, 2019

The Company is liable for income taxes in Greece and the United Kingdom of England. The corporate income tax rate is 29% in Greece (tax losses are carried forward for five years effective January 1, 2013) and 20% in United Kingdom of England. Losses may also be subject to limitation under certain rules regarding change of ownership.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. As of June 30, 2019, the Company has maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

The Company periodically reviews the uncertainties and judgments related to the application of complex income tax regulations to determine income tax liabilities in several jurisdictions. The Company uses a “more likely than not” criterion for recognizing the income tax benefit of uncertain tax positions and establishing measurement criteria for income tax benefits. The Company has evaluated the impact of these positions and due to the fact that the fiscal years 2013 - 2014 are unaudited by the Greek tax authorities, a potential tax liability has been identified, which may arise from a prospective tax audit from tax authorities, based on the tax settlement note of years 2007 - 2009. The amount of the liability as of June 30, 2019, and December 31, 2018, was $144,462 and $145,504, respectively, and has been recorded as a long-term liability within the consolidated balance sheets.

Retirement and Termination Benefits

Under Greek labor law, employees are entitled to lump-sum compensation in the event of termination or retirement. The amount depends on the employee’s work experience and renumeration as of the day of termination or retirement. If an employee remains with the company until full-benefit retirement, the employee is entitled to a lump-sum equal to 40% of the compensation to be received if the employee were to be dismissed on the same day. The Company periodically reviews the uncertainties and judgements related to the application of the relevant labor law regulations to determine retirement and termination benefits obligations of its Greek subsidiaries. The Company has evaluated the impact of these regulations and has identified a potential retirement and termination benefits liability. The amount of the liability as of June 30, 2019, and December 31, 2018, was $23,173 and $23,340, respectively, and has been recorded as a long-term liability within the balance sheet.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average number of common shares outstanding Basic	13,261,316	13,167,364	13,322,605	12,918,417
Potentially dilutive common stock equivalents	-	62,219	-	-
Weighted average number of common and equivalent shares outstanding - Diluted	13,621,316	13,229,583	13,322,605	12,918,417

Common stock equivalents are included in the diluted income per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented.

COSMOS HOLDINGS, INC. Notes to Unaudited Condensed Consolidated Financial Statement June 30, 2019

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which simplifies the measurement of goodwill by eliminating Step 2 from the current goodwill impairment test in the event that there is evidence of an impairment based on qualitative or quantitative assessments. ASU 2017-04 does not change how the goodwill impairment is identified, and the Company will continue to perform a qualitative assessment annually to determine whether the two-step impairment test is required. Until the adoption, current accounting standards require the impairment loss to be recognized under Step 2 of the impairment test. This requires the Company to calculate the implied fair value of goodwill by assigning fair value to the reporting unit’s assets and liabilities as if the reporting unit has been acquired in a business combination, then subsequently subtracting the implied goodwill from the carrying amount of the goodwill. The new standard would require the Company to determine the fair value of the reporting unit and subtract the carrying value from the fair value of the reporting unit to determine if there is an impairment. ASU 2017-04 is effective for the Company for fiscal years beginning after December 15, 2019, and early adoption is permitted. ASU 2017-04 is required to be adopted prospectively, and the adoption is effective for annual goodwill impairment tests performed in the year of adoption. The adoption of ASU No. 2017-04 is not expected to have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2019

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2019

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

On July 16, 2018, the Company completed a Share Exchange Agreement (the “New SEA”) with Marathon, ICC, and certain other sellers of Marathon capital stock whereby the Company transferred its remaining one-half interest (2.5 million shares) in Marathon to KBB for an additional 5 million shares of ICC. The Company accounted for the exchange at fair value and recognized a gain on exchange of its investment in Marathon of $2,092,200 in the year ended December 31, 2018. The ten million shares of ICC owned by the Company constituted approximately 7% of the 141,219,108 shares of capital stock of KBB then issued and outstanding. The Company does not have the ability to exercise significant influence over ICC.

The Company determined the fair value of both exchanges based on an actively quoted stock price of ICC received in exchange for the Marathon shares. The Company continues to fair value its investment in ICC with changes recognized in earnings each period and recorded an unrealized gain during the six months ended June 30, 2019 of $22,400. During the six months ended June 30, 2019, the Company sold 4,000,000 shares for proceeds of $1,113,037. The realized losses on equity securities sold during the six months ended June 30, 2019, which are the difference between the proceeds from sales and the original cost, was $449,363. The value of the investment as of June 30, 2019 and December 31, 2018 was $960,000 and $2,500,000, respectively.

CosmoFarmacy LP

In June 2019, the Company entered into an agreement with an unaffiliated third party to incorporate CosmoFarmacy L.P. for the purpose of providing strategic management services and the retail trade of pharmaceutical products, OTC and beauty products to pharmacies. CosmoFarmacy was incorporated with a 30-year term through May 31, 2049. The unaffiliated third party is the general partner (the “GP”) of the limited partnership and is responsible for management and decision-making associated with CosmoFarmacy. The initial share capital was set to EUR 150,000 which was later increased to EUR 500,000. The GP contributed the pharmacy license (the “License”) valued at EUR 350,000 (30-year term) to operate the business of CosmoFarmacy in exchange for a 70% equity ownership. The Company is a limited partner and contributed cash of EUR 150,000 for the remaining 30% equity ownership. CosmoFarmacy is not publicly traded and the Company’s investment has been recorded using the equity method of accounting. The value of the investment as of June 30, 2019, was $170,610.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2019

During the quarter ended June 30, 2019, the Company recognized a cash balance of $221,457 related to its acquisition of Consmofarm. The cash was used to purchase the investment in CosmoFarmacy described above. Since the accounting for the acquisition of Cosmofarm was completed during the year ended December 31, 2018, the Company recognized the asset through earnings and is included in other income within the statement of operations for the period ended June 30, 2019.

Other Investments

As of June 30, 2019, other investments consist of 40,000 shares which traded at a closing price of $5.10 per share, or value of $208,261 of Diversa S.A. and 16,666 shares which traded at a closing price of $0.27 per share or value of $4,568 of National Bank of Greece.

In the following table, gains/losses on equity securities sold in the period reflect the difference between proceeds from sales and the fair value of the equity security sold at the beginning of the period or the purchase date, if later.

The following table summarized the gains and losses recognized during the period ended June 30, 2019:

Net gains and losses recognized during the period on equity securities	$(442,142)
Less: Net gains and losses recognized during the period on equity securities sold during the period	66,963
Unrealized gains and losses recognized during the period on equity securities still held at the reporting date	$(375,159)

Since no value was attributed to the 33 1/3% equity ownership interest in Marathon received as consideration for the distribution services, the Company would receive variable consideration in future for its services under the Distribution and Equity Acquisition Agreement, if certain milestones are achieved. Refer to Note 12 for the accounting associated with the cash of CAD $2 million received upfront. Variable consideration to be received in the future upon achieving the gross sales milestones described above, is constrained as the Company estimates that it is probable that a significant reversal of revenue could occur. In assessing the constraint, the Company considered its limited experience with the Products, new geographic markets and similar transactions, which affect the Company’s ability to estimate the likelihood of a probable revenue reversal. Therefore, no revenue has been recognized for the period ended June 30, 2019. The Company will continue to reassess variable consideration at each reporting period and update the transaction price when it becomes probable that a significant revenue reversal would not occur.

NOTE 5– PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of the following:

	June 30, 2019	December 31, 2018
Leasehold improvements	$463,032	$369,437
Equipment under capital lease	-	709,356
Vehicles	116,562	117,402
Furniture, fixtures and equipment	1,408,430	458,442
Computers and software	55,456	55,169
	2,043,480	1,709,806
Less: Accumulated depreciation	(333,302)	(284,174)
Total	$1,710,178	$1,425,632

COSMOS HOLDINGS, INC. Notes to Unaudited Condensed Consolidated Financial Statement June 30, 2019

NOTE 6– INTANGIBLE ASSETS

Intangible assets consist of the following at:

	June 30, 2019	December 31, 2018
License	$50,000	$50,000
Trade Name / Mark	36,997	36,997
Customer Base	176,793	176,793
	263,790	263,790
Less: Accumulated Amortization	(30,543)	(16,720)
Total	$233,247	$247,070

NOTE 7 – INCOME TAXES

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the six months ended June 30, 2019 and 2018.

The Company’s Greece subsidiaries are governed by the income tax laws of Greece. The corporate tax rate in Greece is 29% on income reported in the statutory financial statements after appropriate tax adjustments.

The Company’s United Kingdom subsidiaries are governed by the income tax laws of United Kingdom. The corporate tax rate in United Kingdom is 19% on income reported in the statutory financial statements after appropriate tax adjustments.

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

As of June 30, 2019 and 2018, the Company’s effective tax rate differs from the US federal statutory tax rate primarily due to a valuation allowance recorded against net deferred tax assets in all jurisdictions in which the Company operates.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2019

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. As of June 30, 2019 and December 31, 2018, the Company has maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

As of June 30, 2019, and December 31, 2018, the Company has a provision for tax charges in the amount of $144,462 and $145,504, respectively, recorded in any jurisdiction where it is subject to income tax.

NOTE 8 – CAPITAL STRUCTURE

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock, which may be issued from time to time in one or more series authorized by the Board of Directors. As of June 30, 2019, no preferred shares have been issued.

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

On January 7, 2019 and February 5, 2019, 465,325 and 108,417 shares of common stock were cancelled, these shares were the remaining pre-delivery shares related to the convertible notes in Note 11.

On February 5, 2019, the Company entered into a Stock Purchase Agreement (the “SPA”) with an institutional noteholder. The SPA provides for the Company’s purchase of 193,408 shares of the Company’s common stock at $3.00 per share or an aggregate of $580,224. Payment is scheduled over a five-month period, subject to acceleration if the Company effects an eligible equity offering. As of June 30, 2019, the Company had made $580,224 in payments. As of the date of this filing the 193,408 shares have been transferred back to the Company and cancelled.

On February 18, 2019, the Company entered into a Stock Purchase Agreement (the “SPA”) with an institutional noteholder. The SPA provides for the Company’s purchase of 83,341 shares of the Company’s common stock at $3.00 per share or an aggregate of $250,023. Payment is scheduled over a five-month period, subject to acceleration if the Company effects an eligible equity offering. As of June 30, 2019, the Company had made $192,903 in payments. As of the date of this filing, 26,221 shares have been transferred back to the Company and subsequently cancelled. An additional 38,080 have been transferred to the Company, have not yet been cancelled and are recorded in treasury.

Purchase of Treasury Shares

On June 18, 2018, the Company entered into a stock purchase agreement with a former officer and director of Decahedron, whereby for consideration of €60,000 ($69,612) the Company repurchased 15,000 shares of its common stock. As per the agreement, the sale and transfer of the shares occurred on June 18, 2018, the date of signing, however the Company is entitled to pay the full consideration in tranches until November 2018. During the year ended December 31, 2018, the Company paid consideration of €60,000 ($69,178). The Company recorded a loss of $434 for the change in foreign currency related to this transaction.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2019

On November 30, 2018, the Company entered into a stock purchase agreement with a former officer and director of Decahedron, whereby for consideration of $60,000, the Company repurchased 20,000 shares of its common stock. As per the agreement, the sale and transfer of the shares occurred on November 30, 2018, the date of signing, however the Company is entitled to pay the full consideration in tranches until August 2019. During the year ended December 31, 2018, the Company paid consideration of $11,317 and had a related party payable of $48,683. During the six months ended June 30, 2019, the Company paid consideration of $56,757 and has recorded a related party payable of $3,423 as of June 30, 2019.

On June 20, 2019, the Company entered into a stock purchase agreement with a former officer and director of Decahedron, whereby for consideration of $15,000, the Company repurchased 114,518 shares of its common stock. As per the agreement, the sale and transfer of the shares occurred on June 20, 2019, the date of signing. During the six months ended June 30, 2019, the Company paid consideration of $15,000 and is awaiting the transfer of the shares.

Potentially Dilutive Securities

As of June 30, 2019, and December 31, 2018, the Company had 13,225,387 and 13,878,772 shares of common stock issued, respectively, and 12,879,099 and 13,685,082 shares of common stock outstanding, respectively.

No options, warrants or other potentially dilutive securities other than those disclosed above have been issued as of June 30, 2019.

NOTE 9 – RELATED PARTY TRANSACTIONS

On the date of our inception, we issued 20 million shares of our common stock to our three officers and directors which were recorded at no value (offsetting increases and decreases in common stock and additional paid-in capital).

DOC Pharma S.A.

As of June 30, 2019, the Company has a prepaid balance of €2,023,492 ($2,301,520) and an accounts payable balance of €195,863 ($222,775) resulting in a net prepaid balance of €1,827,629 ($2,078,745) to Doc Pharma S.A. (“Doc Pharma”), related to purchases of inventory. Additionally, the Company has a receivable balance of €111,821 ($127,186). As of June 30, 2018, the Company had a prepaid balance of €1,506,941 ($1,759,732) and an accounts payable balance of €66,288 ($77,431), resulting in a net prepaid balance of €1,440,203 ($1,682,301) to Doc Pharma, related to purchases of inventory. During the six months ended June 30, 2019 and 2018, the Company purchased a total of €1,489,719 ($1,682,340) and €2,531,491 ($3,064,370) of products from Doc Pharma, respectively. During the six months ended June 30, 2019 and 2018, the Company had revenue of €231,874 ($261,855) and €65,521 ($79,313) from Doc Pharma, respectively.

On November 1, 2015, the Company entered into a €12,000 ($13,202) Loan Agreement with DOC Pharma S.A., pursuant to which DOC Pharma, paid existing bills of the Company in the amount of €12,000 ($13,202), excluding the Vendor Bills. The loan bears an interest rate of 2% per annum and was due and payable in full on October 31, 2016. As of June 30, 2019, the Company has an outstanding principal balance under this note of €12,000 ($13,649) and accrued interest expense of $968.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2019

Doc Pharma S.A is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the wife of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma SA in the past.

Medihelm S.A

As of June 30, 2019, the Company has a prepaid balance of €3,023,946 ($3,439,436) and an accounts payable balance of £41,745 ($52,974), resulting in a net prepaid balance of $3,386,462 to Medihelm related to purchases of inventory. Additionally, the Company had a receivable balance of €106,057 ($120,629). As of June 30, 2018, the Company had a prepaid balance of €2,177,187 ($2,543,172) and an accounts payable balance of £339,242 ($447,902), resulting in a net prepaid balance of $2,095,270 related to purchases of inventory. Additionally, the Company had a receivable balance of €195,932 ($228,869). During the six months ended June 30, 2019 and 2018, the Company purchased €1,571,473 ($1,774,664) and $7,153,683 of products from Medihelm, respectively. During the six months ended June 30, 2019 and 2018, the Company had credit notes of (€17,113) ($19,325) and revenue of €508,251 ($615,238) from Medihelm, respectively.

Medihelm S.A. is considered a related party to the Company due to the fact that the managing director of Medihelm is the mother of Nicholaos Lazarou, the former managing director of the Company’s UK subsidiary, Decahedron.

Grigorios Siokas

As of December 31, 2018, the Company had an outstanding principal balance of $3,496,199, consisting of €2,853,700 ($3,269,199) and $227,000, in loans payable to Grigorios Siokas. During the six months ended June 30, 2019, the Company borrowed total additional proceeds of $500,000, repaid €161,967 ($184,222) of these loans and converted $1,050,000 of these loans into 140,001 shares of common stock at a conversion rate of $7.50. These loans are non-interest bearing and have no maturity dates. As of June 30, 2019, the Company had an outstanding principal balance under these loans of $983,238, consisting of €299,743 ($340,927) and $677,762, in loans payable to Grigorios Siokas.

On December 20, 2018, the €1,500,000 ($1,718,400) note payable, originally borrowed pursuant to a Loan Agreement with a third-party lender, dated March 16, 2018, was transferred to Grigorios Siokas. The note bears an interest rate of 4.7% per annum and has a maturity date of March 18, 2019. As of June 30, 2019, the Company had an outstanding principal balance of €1,500,000 ($1,706,100) and accrued interest of €94,365 ($107,331). The principal balance of €1,500,000 under this loan is incorporated in the €2,689,338 of loans payable in the disclosure above as of June 30, 2019.

On May 28, 2019, the Company entered into a Debt Exchange Agreement with Grigorios Siokas. The agreement provided for the issuance by the Company of 66,667 shares of common stock, at the rate of $7.50 per share, or an aggregate of $500,000, in exchange for $500,000 of existing loans by Mr. Siokas to the Company. The Company valued this transaction at fair value and recorded a $259,999 gain on extinguishment of related party debt to additional paid-in capital.

On June 24, 2019, the Company entered into a Debt Exchange Agreement with Grigorios Siokas. The agreement provided for the issuance by the Company of 73,334 shares of common stock, at the rate of $7.50 per share, or an aggregate of $550,000, in exchange for $550,000 of existing loans by Mr. Siokas to the Company. The Company valued this transaction at fair value and recorded a $269,126 gain on extinguishment of related party debt to additional paid-in capital.

Grigorios Siokas is the Company’s CEO and principal shareholder and is hence considered a related party to the Company.

Dimitrios Goulielmos

As of December 31, 2018, the Company had a principal balance due to Dimitrios Goulielmos, director and former CEO, of €53,500 ($61,290) related to a loan agreement dated November 21, 2014 and amended on November 4, 2015. The loan is non-interest bearing. During the six months ended June 30, 2019, the Company repaid €25,500 ($29,004) and a principal balance of €28,000 ($31,847) remained as of June 30, 2019.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2019

Nicholaos Lazarou

In connection with the Decahedron SPA, on February 9, 2017, Decahedron, Medihelm S.A. and Nicholaos Lazarou, former managing director of Decahedron, entered into a liability transfer agreement whereby the loan provided from Decahedron to Nicholaos Lazarou prior to the acquisition would be cancelled in exchange for Nicholaos Lazarou’s personal assumption of £172,310 ($233,118) owed to Medihelm S.A., a related party creditor of Decahedron.

On November 30, 2018, the Company entered into a stock purchase agreement with Nicholaos Lazarou , whereby for consideration of $60,000 the Company repurchased 20,000 shares of its common stock. As per the agreement, the sale and transfer of the shares occurred on November 30, 2018, the date of signing, however the Company is entitled to pay the full consideration in tranches until August 2019. As of December 31, 2018, the Company had an amount due to related party of $48,683. During the six months ended June 30, 2019, the Company repaid the remaining balance in the amount of $48,683.

On June 20, 2019, the Company entered into a stock purchase agreement with Nicholaos Lazarou whereby for consideration of $15,000, the Company repurchased 114,518 shares of its common stock. As per the agreement, the sale and transfer of the shares occurred on June 20, 2019, the date of signing. During the six months ended June 30, 2019, the Company paid consideration of $11,577 and had recorded a related party payable of $3,423 as of June 30, 2019.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

NOTE 10 – LINES OF CREDIT

The line of credit with National Bank of Greece is being renewed annually with a current interest rate of 6.00%. The maximum borrowing allowed was $1,933,580 and $1,374,720 at June 30, 2019 and December 31, 2018, respectively. The outstanding balance was $1,946,990 and $766,575 at June 30, 2019 and December 31, 2018, respectively.

The line of credit with Alpha Bank of Greece is renewed annually with a current interest rate of 6.00%. The maximum borrowing allowed was $682,440 and $687,360 at June 30, 2019 and December 31, 2018, respectively. The outstanding balance was $664,636 and $461,179 at June 30, 2019 and December 31, 2018, respectively.

Interest expense for the six months ended June 30, 2019 and 2018 was $125,466.

Under the above agreements, the Company is required to maintain certain financial ratios and covenants. These lines of credit were assumed in the Company’s acquisition of Cosmofarm. During the six months ended June 30, 2019, the Company was in compliance with these ratios and covenants.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2019

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

The New Notes were not convertible until April 18, 2018 pursuant to the February 20, 2018 amendment. Beginning April 20, 2018, the Holder may convert the New Notes into shares of Common Stock at the rate of $5.00 per share. In the event of an issuance of Common Stock for a consideration less than the Conversion Price (other than Excluded Securities, as defined) the Conversion Price shall be reduced to the price of the dilutive issuance, (the “Conversion Price”). Upon an Event of Default (as defined), the Buyers may convert at an alternative conversion price equal to the lower of the then applicable Conversion Price or seventy-five (75%) percent of the Volume-Weighted Average Price (as defined, the “VWAP”). The Company valued the beneficial conversion feature of the Existing Notes at intrinsic value and recorded $1,140,711 to debt discount, of which $405,743 was amortized through February 19, 2018. On February 20, 2018, the remaining debt discount was written off and the Company recorded a new debt discount as discussed above.

The Warrants have a five-year term and are exercisable into 536,000 shares of Common Stock beginning May 16, 2018, which was six months after the issue date. The Warrants are exercisable at $7.50 per share subject to full ratchet anti-dilution protection (see above). As of June 30, 2019, there were no anti-dilution trigger events. The Warrants will be exercisable on a cashless basis if a registration statement is not effective covering the resale of the underlying Warrant Shares. The Company calculated the warrants at relative fair value of $1,545,288, which was recognized as a discount to the Existing Notes of which $347,418 was amortized as interest expense through February 19, 2018. On February 20, 2018, the remaining balance was reversed due to the Exchange Agreement as discussed above.

Conversion of the New Notes were and exercise of the Warrants are subject to a blocker provision which prevents any holder from converting or exercising, as applicable, the New Notes or the Warrants, into shares of Common Stock if its beneficial ownership of the Common Stock would exceed 4.99% (subject to adjustment not to exceed 9.99%) of the Company’s issued and outstanding Common Stock (each, a “Blocker”).

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2019

The Company filed, within thirty (30) days of the Closing, a registration statement covering one hundred fifty (150%) percent of the maximum number of shares, underlying the New Notes and Warrants pursuant to a registration rights agreement with the Buyers (the “Registration Rights Agreement”). The Post-Effective Amendment to the registration statement (No. 333-222061) was declared effective on May 14, 2018.

As a condition to the closing of the Financing, each Buyer, severally, was required to execute a leak-out agreement (each, a “Leak-Out Agreement”) restricting such Buyer’s sale of shares of Common Stock underlying the New Notes and Warrants on any Trading Day to not more than such Buyer’s pro rata allocation of the greater of (x) sales with net proceeds of an aggregate of $20,000 or (y) twenty-five (25%) percent of the daily average trading volume of the Company’s Common Stock. If after the closing of the Financing there is no Event of Default under the New Notes, the VWAP of the Company’s Common Stock for three (3) trading days is less than $1.50 per share, the Company may further restrict the Buyers from selling at less than $1.50 per share; provided that the portion of the New Notes subject to redemption on each Installment Date shall thereafter double.

On November 15, 2017, in connection with the $3,350,000 Securities Purchase Agreement, Roth Capital Partners, LLC (“Roth”), as the Company’s exclusive placement agent, received a cash commission for the transaction equal to eight (8%) percent of the total gross proceeds of the offering, or $240,000 and the issuance of five-year warrants to purchase eight (8%) percent of the shares of common stock issued or issuable in this offering (excluding shares of common stock issuable upon exercise of any warrants issued to investors), or 53,600 shares; and, will receive eight (8%) percent of any cash proceeds received from the exercise of any warrants sold in the offering with an expiration equal to or less than twenty-four (24) months. The warrants are exercisable six months after the issue date or May 16, 2018 and were valued at a fair value of $386,003 which was fully expensed during the year ended December 31, 2017. The $240,000 cash commission was recorded as debt discount and was amortized over the term of the New Notes.

During the six months ended June 30, 2018, the Company repaid the remaining principal balance in the amount of $103,611, such that the remaining outstanding principal balance of the New Notes as of June 30, 2019 is zero.

As a result of the final payment of the New Notes, the remaining debt discount of $45,614 was amortized during the six months ended June 30, 2019.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2019

The September 2018 Notes provided that the Company will repay the principal amount of Notes in equal monthly installments including a 5% installment fee, which is recorded as interest expense, beginning on November 1, 2018 and repeating on the first business day of each calendar month thereafter until May 1, 2019. During the six months ended June 30, 2019, the Company has recorded $13,097 in installment fees.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2019

During the year ended December 31, 2018, there were principal conversions in the amount of $1,333,333 at a conversion price of $3.478 pursuant to the Third Exchange Agreement and the Company repaid principal of $638,095, such that the remaining outstanding principal balance of the Notes as of December 31, 2018 was $261,903.

During the six months ended June 30, 2019, the Company repaid the remaining principal balance in the amount of $261,902, such that the remaining outstanding principal balance of the Notes as of June 30, 2019 is zero.

The Company recorded a total of $2,233,332 of debt discounts related to the above Notes during the year ended December 31, 2018. The debt discounts were amortized over the term of the debt. Amortization of the debt discounts for the year ended December 31, 2018 was $2,049,232. As a result of the final payment of the Notes, the remaining debt discount of $184,100 was amortized during the six months ended June 30, 2019.

Securities Purchase Agreement executed on May 15, 2019

On May 15, 2019, the Company entered into a Securities Purchase Agreement with an institutional investor (the “Buyer”). Upon the closing of this financing, on May 17, 2019, the Company issued for a purchase price of $1,500,000 in principal amount a Senior Convertible Note (the “May 2019 Note”) to the Buyer.

The May 2019 Note provides that the Company will repay the principal amount of the May 2019 Note on the ten (10) month anniversary date of the date of issue. Interest at the rate of nineteen (19%) percent per annum shall be payable on the first day of each calendar month.

The May 2019 Note is convertible at any time by the Holder into 250,000 shares of common stock, par value $.001 per share at the rate of $6.00 per share, subject to adjustment (the “Conversion Price”). Upon an Event of Default (regardless of whether such event has been cured), the Buyer may convert at an alternative conversion price equal to the lower of the then applicable Conversion Price or seventy-five (75%) percent of the then Volume-Weighted Average Price (as defined, the “VWAP”). The Company considered the need for the conversion feature to be bifurcated under ASC 815 and determined that it does not meet the requirements. Additionally, the Company determined the effective conversion rate under ASC 470-20 and determined that the instrument is out of the money and no beneficial conversion feature was recorded.

The May 2019 Note is senior in right of payment to all other existing and future indebtedness of the Company except Permitted Senior Indebtedness (as defined in the May 2019 Note), including $12 million of senior secured indebtedness of the Company and its subsidiaries under an existing senior loan agreement, plus defined amounts of purchase money indebtedness in connection with bona fide acquisitions.

The May 2019 Note includes customary Events of Default and provides that the Buyer may require the Company to redeem (regardless of whether the Event of Default has been cured) all or a portion of the Note at a redemption premium of one hundred twenty-five (125%) percent, multiplied by the greater of the conversion rate and the then current market price. The Buyer may also require redemption of the May 2019 Note upon a Change of Control (as defined) at a premium of one hundred twenty-five (125%) percent. The Company has the right to redeem the May 2019 Note at any time, in whole or in part, in cash at a price equal to 120% of the then outstanding conversion amount.

Conversion of the May 2019 Note is subject to a blocker provision which prevents any holder from converting the May 2019 Note into shares of common stock if its beneficial ownership of the common stock would exceed 9.99% of the Company’s issued and outstanding common stock.

As of June 30, 2019, the Company had a principal balance $1,500,000 on the May 2019 Note and the Company had accrued $1,584 in interest expense.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2019

Roth Capital Partners, LLC (“Roth”), as the Company’s exclusive placement agent, received a cash commission for this transaction equal to six (6%) percent of the total gross proceeds of the offering. This 6% fee or $90,000 was recorded as debt discount along with the $30,000 in legal fees associated with the May 2019 Note. These fees will be amortized over the term of the note. For the six months ended June 30, 2019, the Company has recorded amortization of $85,203.

NOTE 12 – DEBT

On November 16, 2015, the Company entered into a Loan Agreement with Panagiotis Drakopoulos, former Director and former Chief Executive Officer, pursuant to which the Company borrowed €40,000 ($42,832) as a note payable from Mr. Drakopoulos. The note bears an interest rate of 6% per annum and was due and payable in full on November 15, 2016. As of December 31, 2018, the Company had an outstanding principal balance of €13,000 ($14,893) and accrued interest of €3,088 ($3,538). As of June 30, 2019, the Company had an outstanding principal balance of €13,000 ($14,786) and accrued interest of €3,772 ($4,290).

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2019

As of December 31, 2018, the outstanding balance under this note was $3,078,442 (€2,687,187) and accrued interest expense of $414,830 (€362,107) has been recorded. As of June 30, 2019, the outstanding balance under this note was $3,078,442 (€2,706,561) and accrued interest expense of $515,519 (€453,243) has been recorded.

The Company recorded a total of €155,060 ($191,034) in debt discounts related to this note in prior years. The debt discounts are being amortized over the term of the debt. As a result of the April 18, 2018 amendment, the Company reduced the unamortized debt discount by €20,237 ($20,237). The debt discount was fully amortized in the prior year

Bridge Loans

On March 16, 2017 and March 20, 2017, SkyPharm entered into loan agreements with the Synthesis Peer-To Peer-Income Fund (the “Bridge Loans”). The Bridge Loans provided to SkyPharm loans of €41,590 ($50,000) and €100,000 ($120,220), respectively, during the year ended December 31, 2017. The Bridge Loans accrue interest at a rate of 10% per annum and were repayable on April 16, 2017 and April 20, 2017, respectively, together with all other amounts then accrued and unpaid. On April 16, 2017, the maturity dates were amended for no additional consideration or change in terms and conditions. The maturity dates of both loans were amended, and they matured on May 16, 2017 and May 20, 2017, respectively. Pursuant to the April 18, 2018 amendment and effective as of January 1, 2018, the Company reached an agreement with Synthesis Peer-To-Peer Income Fund such that the March 20, 2017 loan would have a fixed USD payoff amount of $106,542. As a result of this agreement the Company recorded a gain on settlement of debt of €16,667 ($19,695) related to the reduction of the USD payoff amount and an additional gain on settlement of debt of €3,950 ($4,668) related to interest that had accrued on the original amount of the loan. The Company has accrued interest expense of an aggregate total of €14,715 ($16,857) for both loans and the outstanding balances of these loans was €43,645 ($50,000) and €93,001 ($106,542), respectively, as of December 31, 2018. The Company has accrued interest expense of an aggregate total of €19,716 ($22,425) for both loans and the outstanding balances of these loans was €43,960 ($50,000) and €93,671 ($106,542), respectively, as of June 30, 2019.

On May 5, 2017, SkyPharm entered into a loan agreement with Synthesis Peer-To-Peer Income Fund for €31,388 ($34,745). The loan accrues interest at a rate of 10% per annum and matured on September 30, 2017. The Company has accrued interest expense of €3,410 ($3,906) and the outstanding balance on this loan was €30,329 ($34,745) as of December 31, 2018. The Company has accrued interest expense of €4,433 ($5,043) and the outstanding balance on this loan was €30,548 ($34,745) as of June 30, 2019.

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

Trade Facility Agreements

On April 10, 2017, Decahedron entered into a Trade Finance Facility Agreement (the “Decahedron Facility”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”). The Decahedron Facility provides the following material terms:

•	The Lender will provide Decahedron a facility of up to €2,750,000 ($3,127,850) secured against Decahedron’s receivables from the sale of branded and generic pharmaceutical sales.

•	The total facility will be calculated as 95% of the agreed upon value of Decahedron’s receivables.

•	The term of the Decahedron Facility will be for 12 months.

•	The obligations of Decahedron are guaranteed by the Company pursuant to a Cross Guarantee and Indemnity Agreement.

•	The Lender has the right to make payments directly to Decahedron’s suppliers.

•	The following fees should be paid in connection with the Decahedron Facility:

	o	2% of the maximum principal amount as an origination fee.

	o	A one percent (1%) monthly fee.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2019

The current draw on the Decahedron Facility is $0.

On May 12, 2017, SkyPharm entered into a Trade Finance Facility Agreement (the “SkyPharm Facility”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”). The SkyPharm Facility provides the following material terms:

•

The Lender will provide SkyPharm a facility of up to €2,000,000 ($2,274,800) secured against SkyPharm’s receivables from the sale of branded and generic pharmaceutical sales. In the event that accounts receivable becomes uncollectible, the Company will be obligated to pay back the notes in full.

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

On May 12, 2018, the Company borrowed an additional €270,000 ($247,117) in funds.

On May 16, 2018, SkyPharm S.A., as Commodity Buyer, entered into a Supplemental Deed of Amendment (the “Deed”) relating to a Trade Finance Facility dated May 12, 2017, as amended, with Synthesis Structured Commodity Trade Finance Limited (“Synthesis”), as Loan Receivables Originator. Under the Trade Finance Facility (the “TFF”) first entered into on May 12, 2017, as amended, there was a principal balance of €5,866,910 ($5,369,678) outstanding as of June 30, 2018. SkyPharm made a payment of €1,000,000 ($1,123,600) of interest and principal on May 31, 2018 under the terms and conditions of the Deed. Additionally, the maturity date for the facility has been amended such that, the full principal amount is to be repaid no later than May 31, 2021, subject to a repayment schedule to be agreed upon by SkyPharm and Synthesis Structure Commodity Trade Finance Limited. Synthesis Structure Commodity Trade Finance Limited may extend this final repayment date at its sole discretion.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2019

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

On May 16, 2018, SkyPharm and Synthesis also entered into an Account Merge Agreement (the “Pledge”) as a requirement under the above-described Deed. Under the Pledge, Synthesis received a first ranking securities interest in SkyPharm’s outstanding receivables under the Bulgarian bank account.

On October 17, 2018, the Company entered into a further amended agreement with Synthesis whereby the current balance on the TFF as of October 1, 2018, which was €4,866,910 ($5,629,555) and related accrued interest of €453,094 ($524,094) would be split into two principal balances of Euro €2,000,000 and USD $4,000,000. Interest on the new balances commenced on October 1, 2018 at 6% per annum plus one-month Euribor, when it is positive, on the Euro balance and 6% per annum plus one-month Libor on the USD balance. The Company will replay the principal amounts of each balance beginning no later than August 31, 2018 in quarterly installments of €125,000 and US $150,000. The loan matures on August 31, 2021. The Company evaluated the amended agreement under ASC 470-50 and concluded that it did not meet the 10% cash flow test and recorded debt modification expense of $138,110.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2019

As of December 31, 2018, the Company had principal balances of €2,000,000 ($2,291,200) and $4,000,000 under the TFF and the Company had accrued $0 and $19,834, respectively in interest expense related to this agreement. As of June 30, 2019, the Company had a principal balance of €2,000,000 ($2,274,800) and $4,000,000 under the TFF and the Company had accrued $0 and $16,963, respectively in interest expense related to this agreement.

The Company recorded a total debt discount of €117,338 ($137,063) in origination fees associated with these loans, which was amortized over the original terms of the agreements. The Company recorded amortization of €53,043 ($66,227) in the year ended December 31, 2018 resulting in the full amortization of debt discount as of December 31, 2018.

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

As discussed in Note 4, the Company attributed no value to the shares received in Marathon pursuant to (a) above. In relation to the CAD $2 million cash received noted in (b) above, the Company accounted for its obligation to issue a variable number of the Company’s Common Shares as Share-settled debt obligation in accordance with ASC 480 measured at fair value or the settlement amount of $1,554,590 (CAD $2 million). If settlement were to occur on June 30, 2019, the Company would be required to issue 450,428 common shares to settle its debt obligation. The Company could be obligated to potentially issue an unlimited number of common shares to settle its Share-settled debt obligation. If such events were to occur, the Company would be required to increase its authorized share capital and since increasing the authorized share capital is within the control of the Company, as our CEO controls greater than 50% of the outstanding common stock of the Company, the original classification of equity-classified financial instruments issued by the Company were not affected.

Senior Promissory Notes executed on April 1 and 3, 2019

On April 1 and 3, 2019, the Company executed Senior Promissory Notes (the “Notes”) each in the principal amount of $250,000 payable to an unaffiliated third-party lender. The Notes bear interest at the rate of fifteen (15%) percent per annum, paid quarterly in arrears. The Notes mature on April 1 and 3, 2020 unless prepaid or in default. The Company may prepay the Notes within the first six (6) months by payment of unpaid interest for the first six (6) months interest and after six (6) months, with a (2%) percent ($5,000) premium on each note.

The Notes are subject to acceleration in an Event of Default (as defined in the Notes). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the Notes. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of June 30, 2019, the Company had a principal balance $250,000 and $250,000 on these notes and the Company had accrued $9,246 and $9246, respectively, in interest expense.

Senior Promissory Note executed on April 9, 2019

On April 9, 2019, the Company executed a Senior Promissory Note (the “Note”) in the principal amount of $250,000 payable to an unaffiliated third-party lender who had previously loaned the Company $500,000. The Note bears interest at the rate of fifteen (15%) percent per annum, paid quarterly in arrears. The Note matures on April 9, 2020 unless prepaid or in default. The Company may prepay the Note within the first six (6) months by payment of unpaid interest for the first six (6) months and after six (6) months, with a two (2%) percent ($5,000) premium.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2019

The Note is subject to acceleration in an Event of Default (as defined in the Note). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of June 30, 2019, the Company had a principal balance $250,000 on this note and the Company had accrued $8,527 in interest expense.

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

The Company’s weighted-average remaining lease term relating to its operating leases is 6.21 years, with a weighted-average discount rate of 6.74%.

The Company incurred lease expense for its operating leases of $105,629 which was included in “General and administrative expenses,” for the quarter ended June 30, 2019.

The Company had operating cash flows used in operating leases of $74,504 for the six months ended June 30, 2019. Right-of-use assets obtained in exchange for new operating lease liabilities $622,765 for the six months ended June 30, 2019.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of June 30, 2019.

Maturity of Lease Liability
2019	$119,893
2020	159,180
2021	73,812
2022	45,496
2023	45,496
Thereafter	181,984
Total undiscounted finance lease payments	$625,862
Less: Imputed interest	110,642
Present value of finance lease liabilities	$515,220

The Company’s weighted-average remaining lease term relating to its finance leases is 0.92 years, with a weighted-average discount rate of 6.00%.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2019

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s finance leases as of June 30, 2019.

Maturity of Lease Liability
2019	$17,818
2020	14,848
2021	-
2022	-
2023	-
Thereafter	-
Total undiscounted finance lease payments	$32,666
Less: Imputed interest	959
Present value of finance lease liabilities	$31,707

The Company had operating cash flows used in finances leases of $1,092 for the quarter ended June 30, 2019. The Company had financing cash flows used in finances leases of $14,573 for the quarter ended June 30, 2019.

The Company incurred interest expense on its finance leases of $1,092 which was included in “Interest expense,” for the quarter ended June 30, 2019. The Company incurred amortization expense on its finance leases of $53,915 which was included in “Depreciation and amortization expense,” for the quarter ended June 30, 2019.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of June 30, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

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

COSMOS HOLDINGS, INC. Notes to Unaudited Condensed Consolidated Financial Statement June 30, 2019

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

NOTE 15 – STOCK OPTIONS AND WARRANTS

As of June 30, 2019, there were 74,000 options outstanding and 74,000 options exercisable with expiration dates commencing October 2020 and continuing through January 2022.

A summary of the Company’s option activity during the six months ended June 30, 2019 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2018	74,000	$1.32	2.47	$198,000
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, June 30, 2019	74,000	$1.32	1.97	$161,000

Exercisable, June 30, 2019	74,000	$1.32	1.97	$161,000

As of June 30, 2019, there were 1,164,673 warrants outstanding and 1,164,673 warrants exercisable with expiration dates from May 2023 through March 2024.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2019

A summary of the Company’s warrant activity during the six months ended June 30, 2019 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2018	1,164,673	$6.41	5.01	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired		-	-	-
Balance Outstanding, June 30, 2019	1,164,673	$6.41	4.52	$-

Exercisable, June 30, 2019	1,164,673	$6.41	4.52	$-

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

The Company disaggregates revenue by country to depict the nature and economic characteristics affecting revenue. The following table presents our revenue disaggregated by country for the six months ended:

Country	June 30, 2019	June 30, 2018
Belgium	$-	$1,130
Croatia	5,366	-
Denmark	66,814	186,865
France	90,145	178,382
Germany	3,287,079	7,955,452
Greece	11,205,579	1,091,495
Hungary	167,088	756,919
Indonesia	7,235	6,607
Ireland	213,828	928,417
Italy	112,386	264,832
Jordan	20,322	33,133
Netherlands	550,986	2,648,166
Poland	228,469	566,797
Turkey	24,562	-
UK	2,217,438	6,204,122
Total	$18,197,297	$20,822,317

The following table presents our revenue disaggregated by country for the three months ended:

Country	June 30, 2019	June 30, 2018
Belgium	$-	$1,130
Croatia	(29)	-
Denmark	9,517	90,347
France	48,084	106,031
Germany	1,210,265	3,544,660
Greece	5,749,006	331,496
Hungary	117,176	437,945
Indonesia	7,235	(100)
Ireland	81,411	359,748
Italy	38,949	108,220
Jordan	(110)	(504)
Netherlands	213,303	1,110,423
Poland	90,199	202,067
Turkey	(133)	-
UK	949,443	2,565,425
Total	$8,513,956	$8,856,888

COSMOS HOLDINGS, INC. Notes to Unaudited Condensed Consolidated Financial Statement June 30, 2019

NOTE 17 – SUBSEQUENT EVENTS

July 24, 2019 Senior Promissory Note

On July 24, 2019, the Company executed a Senior Promissory Note (the “July Note”) in the principal amount of $750,000 payable to an unaffiliated third-party lender who had previously loaned the Company $750,000. The funds represented by the July Note were advanced between July 19 and 24, 2019. The July Note bears interest at the rate of fifteen (15%) percent per annum, paid quarterly in arrears. The July Note matures on July 24, 2020 unless prepaid or in default. The Company may prepay the July Note within the first six (6) months by payment of unpaid interest for the first six (6) months and, after six (6) months, with a two (2%) percent ($15,000) premium.

The July Note is subject to acceleration in an Event of Default. Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the July Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection.

August 1, 2019 Senior Promissory Note

On August 1, 2019, the Company executed a Senior Promissory Note (the “August Note”) in the principal amount of $500,000 payable to an unaffiliated third-party lender who had previously loaned the Company $1,500,000. The August Note bears interest at the rate of fifteen (15%) percent per annum, paid quarterly in arrears. The August Note matures on August 1, 2020 unless prepaid or in default. The Company may prepay the August Note within the first six (6) months by payment of unpaid interest for the first six (6) months and, after six (6) months, with a two (2%) percent ($10,000) premium.

The August Note is subject to acceleration in an Event of Default. Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the August Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection.

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

Overview

On September 27, 2013, the Company closed a reverse take-over transaction pursuant to which it acquired a private company whose principal activities are the trading of products, providing representation, and provision of consulting services to various industries. Pursuant to a Share Exchange Agreement between the Company and Amplerissimo Ltd. (“Amplerissimo”), a company incorporated in Cyprus, we acquired 100% of Amplerissimo’s issued and outstanding common stock. On November 14, 2013, we changed our name to Cosmos Holdings Inc. and changed our focus and business strategy to the healthcare and pharmaceutical industry.

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

On November 17, 2016, Cosmos Holdings Inc. entered into a Stock Purchase Agreement (the “Decahedron SPA”) with Decahedron Ltd. (“Decahedron”) and the shareholders of Decahedron. The Company consummated this transaction on February 10, 2017. The terms of the Decahedron SPA provided that the Company would acquire all of the issued and outstanding shares of Decahedron. In exchange for the shares of Decahedron, the Company will issue to the Decahedron shareholders an aggregate amount of 170,000 shares of the Company’s common stock. The Decahedron SPA provided that following the closing of the transaction, the principal and majority shareholder of Decahedron, Nicholas Lazarou would be retained as a Director and COO of Decahedron with a salary of 10,000 GBP per month (approximately US $12,270) until his resignation in June 2019.

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

Results of Operations

Three Months Ended June 30, 2019 versus June 30, 2018

For the three months ended June 30, 2019, the Company had a net loss of $1,540,033 on revenue of $8,513,956, versus a net gain of $782,389 on revenue of $8,856,888 for the three months ended June 30, 2018.

Cost of Revenue

For the three months ended June 30, 2019, we had direct costs of revenue of $8,044,963 associated with cost of goods sold versus $8,154,554 for the three months ended June 30, 2018.

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

Gross Profit

Gross profit for the three months ended June 30, 2019 was $468,993 (5.5%) compared with the $702,334 (7.9%) for the three months ended June 30, 2018.

Operating Expenses

For the three months ended June 30, 2019, we had general and administrative costs of $903,973 and depreciation and amortization expense of $90,909 for a net operating loss of $525,889. For the three months ended June 30, 2018, we had general and administrative costs of $772,780, depreciation and amortization expense of $8,339 for a net operating loss of $78,785.

Other Income (Expense)

During the three months ended June 30, 2019, other income (expense) was primarily comprised of $329,270 interest expense related to notes payable, a loss on equity investments of $1,048,267 predominantly related to the Marathon/ICC (f/k/a KBB) transaction, other income of approximately $324,000 predominantly related to the recording of petty cash previously written off of Cosmofarm’s books and a foreign currency gain of $79,225. During the three months ended June 30, 2018, other income (expense) was primarily comprised of $272,419 interest expense related to notes payable, $490,771 of non-cash interest expense related to the amortization of debt discount, a gain on exchange of equity investments, net of unrealized loss on change in fair value, of $1,826,160 related to the Marathon/ICC (f/k/a KBB) transaction and a foreign currency loss of $196,627.

Unrealized Foreign Currency losses

Additionally, we had an unrealized foreign currency loss of $32,567 for the three months ended June 30, 2019, such that our net comprehensive loss for the period was $1,572,600 versus the unrealized foreign currency gain of $181,366 for the three months ended June 30, 2018, such that our net comprehensive gain for the period was $963,755.

Six Months Ended June 30, 2019 versus June 30, 2018

For the six months ended June 30, 2019, the Company had a net loss of $1,757,206 on revenue of $18,197,297, versus a net loss of $2,273,413 on revenue of $20,822,317 for the six months ended June 30, 2018.

Cost of Revenue

For the six months ended June 30, 2019, we had direct costs of revenue of $17,102,142 associated with cost of goods sold versus $19,509,987 for the six months ended June 30, 2018.

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

Gross Profit

Gross profit for the six months ended June 30, 2019 was $1,095,155 (6%) compared with the $1,312,330 (6.3%) for the six months ended June 30, 2018.

Operating Expenses

For the six months ended June 30, 2019, we had general and administrative costs of $1,647,503 and depreciation and amortization expense of $147,282 for a net operating loss of $699,630. For the six months ended June 30, 2018, we had general and administrative costs of $1,524,528, depreciation and amortization expense of $16,135 for a net operating loss of $228,333.

Other Income (Expense)

During the six months ended June 30, 2019, other income (expense) was primarily comprised of other income of approximately $326,000 predominantly related to the recording of petty cash previously written off of Cosmofarm’s books $588,982, interest expense related to notes payable, $264,510 of non-cash interest expense related to the amortization of debt discount, a loss on equity investments of $442,142 predominantly related to the Marathon/ICC (f/k/a KBB) transaction and a foreign currency loss of $81,415. During the six months ended June 30, 2018, other income (expense) was primarily comprised of $558,997 interest expense related to notes payable, $1,774,783 of non-cash interest expense related to the amortization of debt discount, a loss on extinguishment of debt of $1,464,698 related to the Exchange Agreement, a gain on exchange of equity investments, net of unrealized loss on change in fair value, of $1,826,160 related to the Marathon/ICC (f/k/a KBB) transaction and a foreign currency loss of $114,344.

Unrealized Foreign Currency losses

Additionally, we had an unrealized foreign currency gain of $29,062 for the six months ended June 30, 2019, such that our net comprehensive loss for the period was $1,728,144 versus the unrealized foreign currency gain of $46,312 for the six months ended June 30, 2018, such that our net comprehensive loss for the period was $2,227,101.

Liquidity and Capital Resources

At June 30, 2019, the Company had a working capital deficit of $5,506,208 and a working capital deficit of $3,927,074 as of December 31, 2018, respectively.

At June 30, 2019, the Company had cash of $886,667 versus $864,343 as of December 31, 2018. For the six months ended June 30, 2019, net cash used in operating activities was $2,791,266 versus $1,322,570 net cash used in operating activities for the six months ended June 30, 2018. The Company has devoted substantially all of its cash resources to expand through organic business growth and, where appropriate, through the execution of selective company and license acquisitions, and has incurred significant general and administrative expenses in order to enable the financing and growth of its business and operations.

During the six months ended June 30, 2019, there was $542,423 net cash provided by investing activities versus $21,761 net cash used in investing activities during the six months ended June 30, 2018. This was primarily due to the increased purchase of fixed assets by Cosmofarm, offset by sales of investment shares.

During the six months ended June 30, 2019, there was $2,280,513 of net cash provided by financing activities versus $1,859,924 provided by financing activities during the six months ended June 30, 2018. Borrowings for the six months ended June 30, 2019, were as follows: (a) From April 1 to April 9, 2019, the Company borrowed total net proceeds of $750,000 from an unaffiliated third-party lender via senior promissory notes, each in the principal amount of $250,000. The senior promissory notes mature on April 1, 3, and 9, 2020, respectively. Interest is set at 15% per annum, paid quarterly in arrears. More information on the April 2019 senior promissory notes is provided in Note 12; (b) On May 15, 2019, the Company borrowed gross proceeds of $1,500,000 from an institutional investor via a senior convertible note that matures on March 15, 2020. Interest is set at 19% per annum and is payable on the first day of each calendar month. More information on the senior convertible note dated May 15, 2019, and the pertinent securities purchase agreement is provided in Note 11.

We anticipate using cash in our bank account as of June 30, 2019, cash generated from the operations of the Company and its operating subsidiary and from debt or equity financing, or from a loan from management, to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we may lose the qualification for quotation and our securities would no longer trade on the over the counter markets. Further, as a consequence we would fail to satisfy our reporting obligations with the Securities and Exchange Commission (“SEC”), and investors would then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

As of the date of this report, since June 30, 2019, the Company has borrowed additional net proceeds of $1,250,000 from the unaffiliated third-party lender who had previously loaned the Company $750,000 via two senior promissory notes, the first in the principal amount of $750,000 executed on July 24, 2019, and the latter in the principal amount of $500,000 executed on August 1, 2019. The senior promissory notes mature on July 24 and August 1, 2020, respectively. Interest is set at 15% per annum, paid quarterly in arrears. More information on the above senior promissory notes is provided in Note 17.

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

Off Balance Sheet Arrangements

As of June 30, 2019, there were no off balance sheet arrangements.

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

Foreign Currency. The Company required translation of the Amplerissimo financial statements from euros to dollars since the reverse take-over on September 27, 2013. Assets and liabilities of all foreign operations are translated at year-end rates of exchange, and the statements of operations are translated at the average rates of exchange for the year. Gains or losses resulting from translating foreign currency financial statements are accumulated in a separate component of stockholders’ equity until the entity is sold or substantially liquidated. Gains or losses from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency) are included in net (loss) earnings.

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

Cosmos Holdings Inc.

Date: August 19, 2019	By:	/s/ Grigorios Siokas
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

