Form 10-Q
period 2019-09-30
Cosmos Holdings Inc.
filed 2019-11-14
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 14, 2019, there were 13,305,015 shares issued and 13,087,478 shares outstanding of the registrant’s common stock.

COSMOS HOLDINGS INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

COSMOS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,180,207	$864,343
Accounts receivable, net	5,782,135	4,753,291
Accounts receivable - related party	423,164	189,760
Other investments	204,749	217,361
Inventory	3,479,654	3,202,767
Equity investment	200,000	2,500,000
Prepaid expenses and other current assets	1,088,601	1,662,579
Prepaid expenses and other current assets - related party	5,687,446	4,957,061
Operating lease right-of-use asset	477,159	-
Financing lease right-of-use asset	78,093	-

TOTAL CURRENT ASSETS	18,601,208	18,347,162

Property and equipment, net	1,638,266	1,425,632
Goodwill and intangible assets, net	275,918	296,767
Deferred tax assets	-	913
Other assets	764,760	624,479

TOTAL ASSETS	$21,280,152	$20,694,953

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,527,787	$5,933,464
Accounts payable and accrued expenses - related party	402,585	139,556
Customer advances	200,604	1,067,200
Convertible notes payable, net of unamortized discount of $0 and $276,841, respectively	1,434,294	135,800
Notes payable	11,692,817	9,803,733
Notes payable - related party	1,670,646	1,793,437
Lines of credit	2,469,303	1,514,583
Loans payable - related party	982,297	1,775,251
Operating lease liability, current portion	153,339	-
Financing lease liability, current portion	22,274	-
Other current liabilities	74,655	111,212

TOTAL CURRENT LIABILITIES	25,630,601	22,274,236

Share settled debt obligation	1,554,590	1,554,590
Operating lease liability, net of current portion	314,292	-
Deferred tax liabilities	4,573	-
Other liabilities	160,723	183,577
TOTAL LIABILITIES	27,664,779	24,012,403

Commitments and Contingencies (see Note 14)	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 13,225,387 and 13,878,757 shares issued and 12,860,059 and 13,685,067 outstanding as of September 30, 2019 and December 31, 2018, respectively	13,225	13,879
Additional paid-in capital	13,525,749	13,133,982
Treasury Stock, 365,328 and 193,690 shares as of September 30, 2019 and December 31, 2018, respectively	(411,854)	(225,494)
Accumulated deficit	(19,663,200)	(16,272,645)
Accumulated other comprehensive income	151,453	32,828

TOTAL STOCKHOLDERS' DEFICIT	(6,384,627)	(3,317,450)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$21,280,152	$20,694,953

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 COSMOS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

REVENUE	$9,685,850	$8,508,367	$27,883,147	$29,330,684

COST OF REVENUE	8,886,084	7,714,648	25,988,226	27,224,635

GROSS PROFIT	799,766	793,719	1,894,921	2,106,049

OPERATING EXPENSES
General and administrative expenses	823,480	743,357	2,470,983	2,267,885
Depreciation and amortization expense	92,848	8,869	240,130	25,004
TOTAL OPERATING EXPENSES	916,328	752,226	2,711,113	2,292,889

INCOME (LOSS) FROM OPERATIONS	(116,562)	41,493	(816,192)	(186,840)

OTHER INCOME (EXPENSE)
Other income (expense), net	(94,321)	(535)	232,022	(7,673)
Interest expense - related party	(66)	(66)	(198)	(198)
Interest expense	(366,611)	(156,362)	(955,593)	(715,359)
Non-cash interest expense	(19,498)	(1,217,805)	(284,008)	(2,992,588)
Forgiveness of debt	-	(646)	-	48,234
Loss on equity investments, net	(660,893)	-	(1,103,035)	-
Gain on exchange of equity investments, net of unrealized loss on change in fair value	-	4,448,910	-	6,275,070
Gain on sale of Amplerissimo	-	146,647	-	146,647
Loss on extinguishment of debt	-	-	-	(1,464,698)
Foreign currency transaction loss, net	(375,947)	(54,015)	(457,362)	(168,359)
TOTAL OTHER INCOME (EXPENSE)	(1,517,336)	3,166,128	(2,568,174)	1,121,076

INCOME (LOSS) BEFORE INCOME TAXES	(1,633,898)	3,207,621	(3,384,366)	934,236

INCOME TAX (EXPENSE) BENEFIT	549	(273)	(6,189)	(301)

NET INCOME (LOSS)	(1,633,349)	3,207,348	(3,390,555)	933,935

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net	89,563	1,304,468	118,625	1,350,780

TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,543,786)	$4,511,816	$(3,271,930)	$2,284,715

BASIC NET INCOME (LOSS) PER SHARE	$(0.12)	$0.24	$(0.26)	$0.07
DILUTED NET INCOME (LOSS) PER SHARE	$(0.12)	$0.24	$(0.26)	$0.07

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	13,225,387	13,495,394	13,289,843	13,218,068
Diluted	13,225,387	13,562,790	13,289,843	13,326,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Unaudited)

									Accumulated
									Other
	Preferred Stock		Common Stock		Additional	Treasury Stock			Comprehensive	Total
	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	No. of Shares	Value	Accumulated Deficit	Income (Loss)	Stockholders' Deficit

Balance at January 1, 2018	-	-	12,825,393	$12,825	$5,652,429	(138,689)	$(95,882)	$(7,211,987)	$(1,385,229)	$(3,027,844)
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	(135,054)	(135,054)
Stock-based compensation	-	-	-	-	59,672	-	-	-	-	59,672
Modification of debt	-	-	-	-	1,739,289	-	-	-	-	1,739,289
Net loss	-	-	-	-	-	-	-	(3,055,802)	-	(3,055,802)
Balance at March 31, 2018	-	-	12,825,393	12,825	7,451,390	(138,689)	(95,882)	(10,267,789)	(1,520,283)	(4,419,739)
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	181,366	181,366
Stock-based compensation	-	-	-	-	60,335	-	-	-	-	60,335
Conversion of convertible notes and accrued interest to common stock	-	-	670,001	670	34,048	-	-	-	-	34,718
Purchase of treasury stock from officer	-	-	-	-	-	(35,000)	(69,612)	-	-	(69,612)
Net loss	-	-	-	-	-	-	-	782,389	-	782,389
Balance at June 30, 2018	-	-	13,495,394	13,495	7,545,773	(173,689)	(165,494)	(9,485,400)	(1,338,917)	(3,430,543)
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	1,304,468	1,304,468
Stock-based compensation	-	-	-	-	60,998	-	-	-	-	60,998
Relative fair value of warrants issued with convertible debt	-	-	-	-	910,078	-	-	-	-	910,078
Beneficial conversion feature discount related to convertible notes payable	-	-	-	-	934,922	-	-	-	-	934,922
Fair value of warrants issued for services	-	-	-	-	157,969	-	-	-	-	157,969
Conversion of convertible notes and accrued interest to common stock	-	-	-	-	130,246	-	-	-	-	130,246
Purchase of treasury stock from officer	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	3,207,348	-	3,207,348
Balance at September 30, 2018	-	-	13,495,394	$13,495	$9,739,986	(173,689)	$(165,494)	$(6,278,052)	$(34,449)	$3,275,486

Balance at January 1, 2019	-	-	13,878,757	$13,879	$13,133,982	(193,690)	$(225,494)	$(16,272,645)	$32,828	$(3,317,450)
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	61,629	61,629
Cancellation of pre-delivery shares issued in connection with convertible debentures	-	-	(573,742)	(574)	574	-	-	-	-	-
Purchase of treasury stock from third party	-	-	-	-	-	(23,847)	(71,541)	-	-	(71,541)
Net loss	-	-	-	-	-	-	-	(217,173)	-	(217,173)
Balance at March 31, 2019	-	-	13,305,015	13,305	13,134,556	(217,537)	(297,035)	(16,489,818)	94,457	(3,544,535)
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	(32,567)	(32,567)
Conversion of related party debt to common stock	-	-	140,001	140	520,735	-	-	-	-	520,875
Gain on conversion of related party debt to common stock	-	-	-	-	529,125	-	-	-	-	529,125
Purchase of treasury stock from third party	-	-	-	-	-	(348,380)	(716,586)	-	-	(716,586)
Cancellation of treasury shares	-	-	(219,629)	(220)	(658,667)	219,629	658,887	-	-	-
Net loss	-	-	-	-	-	-	-	(1,540,033)	-	(1,540,033)
Balance at June 30, 2019	-	-	13,225,387	13,225	13,525,749	(346,288)	(354,734)	(18,029,851)	61,890	(4,783,721)
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	89,563	89,563
Purchase of treasury stock from third party	-	-	-	-	-	(19,040)	(57,120)	-	-	(57,120)
Net loss	-	-	-	-	-	-	-	(1,633,349)	-	(1,633,349)
Balance at September 30, 2019	-	-	13,225,387	$13,225	$13,525,749	(365,328)	$(411,854)	$(19,663,200)	$151,453	$(6,384,627)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

COSMOS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,390,555)	$933,935
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and amortization expense	240,130	25,004
Amortization of debt discounts	284,008	2,834,620
Loss on extinguishment of debt	-	1,464,698
Gain on forgiveness of debt	-	(48,234)
Gain on sale of subsidiary	-	(146,647)
Stock-based compensation	-	181,004
Gain on exchange of equity instruments, net of unrealized loss on change in fair value	-	(6,275,070)
Fair value of warrants issued for services	-	157,969
Loss on change in fair value of equity investments	1,090,886	-
Amortization of right-of-use assets	204,396	-
Changes in Assets and Liabilities:
Accounts receivable, net	(1,028,844)	(375,636)
Accounts receivable - related party	(233,404)	(626,141)
Inventory	(276,887)	667,244
Prepaid expenses and other current assets	534,680	(813,157)
Prepaid expenses and other current assets - related party	(730,385)	(1,397,801)
Other assets	(140,281)	886,770
Accounts payable and accrued expenses	594,323	260,893
Accounts payable and accrued expenses - related party	263,029	243,834
Customer advances	(866,596)	-
Other current liabilities	(36,557)	-
Lease liabilities	(105,564)	-
Taxes payable	-	64,885
Other liabilities	24,809	-
NET CASH USED IN OPERATING ACTIVITIES	(3,572,812)	(1,961,830)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(594,632)	(30,755)
Proceeds from sale of investments	1,211,348	-
Refundable deposit for pending acquisition	-	(450,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	616,716	(480,755)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of convertible note payable	(365,514)	(2,115,286)
Proceeds from convertible note payable	1,380,000	1,845,000
Payment of related party note payable	(36,532)	(18,595)
Payment of note payable	-	(1,266,798)
Proceeds from note payable	2,000,000	2,150,070
Payment of related party loan	(212,176)	(581,388)
Proceeds from related party loan	508,085	1,529,472
Proceeds from issuance of share settled debt obligation	-	1,554,590
Payment of lines of credit	(7,980,910)	-
Proceeds from lines of credit	9,045,285	-
Payments of finance lease liability	(27,086)	-
Purchase of treasury stock	(845,247)	(46,488)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,465,905	3,050,577

Effect of exchange rate changes on cash	(193,945)	(158,235)

NET CHANGE IN CASH	315,864	449,757

CASH AT BEGINNING OF PERIOD	864,343	782,853
CASH AT END OF PERIOD	$1,180,207	$1,232,610

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$447,731	$299,946
Income tax	$11,605	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Cancellation of pre-delivery shares issued for conversion of convertible notes payable	$574	$-
Related party accrual for repurchase of shares of common stock	$-	$23,244
Proceeds due from sale of subsidiary	$-	$5,811
Pre-delivery shares issued for future conversion of convertible notes payable	$-	$670
Discounts related to warrants issued with convertible debentures	$-	$910,078
Discounts related to beneficial conversion features of convertible debentures	$120,000	$934,922
Conversion of convertible notes payable to common stock	$1,050,000	$164,965

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2019

NOTE 1 – BASIS OF PRESENTATION

The terms “COSM,” “we,” “the Company,” and “us” as used in this report refer to Cosmos Holdings, Inc. The accompanying unaudited condensed consolidated balance sheet as of September 30, 2019 and unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2019 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of COSM, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2018 and 2017, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“Form 10-K”). The accompanying consolidated balance sheet as of December 31, 2018 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet.

NOTE 2 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

Overview

Cosmos Holdings, Inc. is an international pharmaceutical wholesaler. The Company imports, exports and distributes brand-name and generic pharmaceuticals, over-the-counter (“OTC”) medicines, a variety of vitamins, and dietary supplements. Through September 30, 2019, we operated our business through three wholly owned subsidiaries: (i) SkyPharm S.A. (“SkyPharm”), headquartered in Thessaloniki, Greece; (ii) Decahedron Ltd. (“Decahedron”), headquartered in Harlow, United Kingdom (“UK”); and (iii) Cosmofarm Ltd. (“Cosmofarm”), headquartered in Athens, Greece. Our business is primarily comprised of cross-border sales of brand-name pharmaceutical products in the European Union (“EU”). Our cross-border pharmaceutical wholesale business serves wholesale pharmaceutical distributors and independent retail pharmacies across the EU through a network of three strategic distribution centers, as well as an additional warehousing facility. Pharmaceutical manufacturers generally implement variable pricing strategies within the EU market. Identifying and evaluating price spreads between EU member states enables us to source brand-name pharmaceuticals from countries where ex-factory prices are comparatively low and export to countries where the same products are priced higher. We remain focused on leveraging our growing purchasing scale and supplier relationships to secure discounts and provide pharmaceuticals at reduced prices and continuing to drive organic growth at attractive margins for our cross-border pharmaceutical wholesale business.

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

September 30, 2019

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2019

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

Going Concern

The Company’s consolidated financial statements are prepared in conformity with U.S. GAAP which contemplates the continuation of the Company as a going concern. For the nine months ended September 30, 2019, the Company had revenue of $27,883,147, a net loss of $3,390,555 and net cash used in operations of $3,572,812. Additionally, as of September 30, 2019, the Company had an accumulated deficit of $19,663,200, a working capital deficit of $7,029,393 and stockholders’ deficit of $6,384,627. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2019

Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with principles generally accepted in the United States of America.

Principles of Consolidation

Our condensed consolidated accounts include our accounts and the accounts of our wholly owned subsidiaries, SkyPharm S.A., Decahedron Ltd. and Cosmofarm Ltd. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2019 and December 31, 2018, there were no cash equivalents.

The Company maintains bank accounts in the United States denominated in U.S. Dollars and in Greece and in Bulgaria all of them denominated in Euros. The Company also maintains bank accounts in the United Kingdom of Great Britain, dominated in Euros and Great Britain Pounds (British Pounds Sterling).

Account Receivable

Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts against gross accounts receivable reflects the best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. As of September 30, 2019 and December 31, 2018, the Company’s allowance for doubtful accounts was $514,073 and $540,048, respectively.

Tax Receivables

The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of its business in most of the countries in which it operates related to the procurement of merchandise and/or services it acquires and/or on sales and taxable income. The Company also collects VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services it sells. If the output VAT exceeds the input VAT, this creates a VAT payable to the government. If the input VAT exceeds the output VAT, this creates a VAT receivable from the government. The VAT tax return is filed on a monthly basis offsetting the payables against the receivables. In observance of EU regulations for intra-EU cross-border sales, our subsidiaries in Greece, SkyPharm and Cosmofarm, do not charge VAT for sales to wholesale drug distributors registered in other European Union member states. The net VAT receivable is recorded in prepaid expense and other current assets on the condensed consolidated balance sheets.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2019

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

Property and Equipment, net

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated on a straight-line basis over the useful lives (except for leasehold improvements which are depreciated over the lesser of the lease term or the useful life) of the assets as follows:

Estimated Useful Life
Leasehold improvements and technical works	Lesser of lease term or 40 years
Vehicles	6 years
Machinery	20 years
Furniture, fixtures and equipment	5–10 years
Computers and software	3-5 years

Depreciation expense was $219,281 and $18,565 for the nine months ended September 30, 2019 and 2018, respectively.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2019

Prior to the acquisition of Decahedron, the Company had no recorded goodwill value. As a result of the acquisition of Decahedron, the Company tested and expensed 100% of the goodwill allocated to the purchase price, an amount equal to $1,949,884 for the year ended December 31, 2017.

On December 19, 2018, as a result of the acquisition of Cosmofarm, the Company recorded $49,697 of goodwill.

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 5 years for an import/export license. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. As of September 30, 2019, no revision to the remaining amortization period of the intangible assets was made.

Amortization expense was $20,849 and $6,439 for the nine months ended September 30, 2019 and 2018, respectively.

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

Investments in Equity Securities

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2016-01, and accordingly, investments in equity securities are accounted for at fair value with changes in fair value recognized in net income. Equity securities are classified as short-term or long-term based on the nature of the securities and their availability to meet current operating requirements. Equity securities that are readily available for use in current operations are reported as a component of current assets in the accompanying consolidated balance sheets. Equity securities that are not considered available for use in current operations would be reported as a component of long-term assets in the accompanying consolidated balance sheets. For equity securities with no readily determinable fair value, the Company elects a measurement alternative to fair value. Under this alternative, the Company measures the investments at cost, less any impairment, and adjusted for changes resulting from observable price changes in transactions for identical or similar investments of the investee. The election to use the measurement alternative is made for each eligible investment.

As of September 30, 2019, investments consisted of 5,000,000 shares, which traded at a closing price of $0.04 per share or a value of $200,000 of ICC International Cannabis Corp, 40,000 shares which traded at a closing price of $4.89 per share, or value of $195,418 of Diversa S.A. and 16,666 shares which traded at a closing price of $0.30 per share or value of $5,076 of National Bank of Greece. Additionally, the Company has $4,255 in equity securities of Pancreta bank, which are not publicly traded and recorded at cost. See Note 4, for additional investments in equity securities.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2019

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

The following tables presents assets that are measured and recognized at fair value as of September 30, 2019 and December 31, 2018, on a recurring basis:

	September 30, 2019			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – ICC International Cannabis Corp.	$200,000	-	-	$200,000
Marketable securities – Divsersa S.A.	195,418	-	-	195,418
Marketable securities – National Bank of Greece	5,076	-	-	5,076
	$400,494			$400,494

	December 31, 2018			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – ICC International Cannabis Corp.	$2,500,000	-	-	$2,500,000
Marketable securities – Divsersa S.A.	210,790	-	-	210,790
Marketable securities – National Bank of Greece	2,100	-	-	2,100
	$2,712,890			$2,712,890

In addition, FASB ASC 825-10-25 Fair Value Option, (“ASC 825-10-25”), expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

Customer Advances

The Company receives prepayments from certain customers for pharmaceutical products prior to those customers taking possession of the Company’s products; the Company records these receipts as customer advances until it has met all the criteria for recognition of revenue including passing control of the products to its customer, at such point Company will reduce the customer and deposits balance and credit the Company’s revenues.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2019

Revenue Recognition

The Company adopted the modified retrospective adoption in accordance with ASC 606, Revenue from Contracts with Customers, on January 1, 2018. The new guidance introduces a five-step model for recognizing revenue by applying the following steps: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the performance obligations are satisfied by transferring the promised goods to the customer. Once these steps are met, revenue is recognized upon delivery of the product. Adoption of ASC 606 has not changed the timing and nature of the Company’s revenue recognition and there has been no material effect on the Company’s condensed consolidated financial statements.

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

Foreign Currency Translations and Transactions

Assets and liabilities of all foreign operations are translated at year-end rates of exchange, and the statements of operations are translated at the average rates of exchange for the year. Gains or losses resulting from translating foreign currency financial statements are accumulated in a separate component of stockholders’ deficit until the entity is sold or substantially liquidated.

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

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. As of September 30, 2019, the Company has maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2019

The Company periodically reviews the uncertainties and judgments related to the application of complex income tax regulations to determine income tax liabilities in several jurisdictions. The Company uses a “more likely than not” criterion for recognizing the income tax benefit of uncertain tax positions and establishing measurement criteria for income tax benefits. The Company has evaluated the impact of these positions and due to the fact that the fiscal years 2013 - 2014 are unaudited by the Greek tax authorities, a potential tax liability has been identified, which may arise from a prospective tax audit from tax authorities, based on the tax settlement note of years 2007 - 2009. The amount of the liability as of September 30, 2019, and December 31, 2018, was $138,505 and $145,504, respectively, and has been recorded as a long-term liability within the condensed consolidated balance sheets.

Retirement and Termination Benefits

Under Greek labor law, employees are entitled to lump-sum compensation in the event of termination or retirement. The amount depends on the employee’s work experience and renumeration as of the day of termination or retirement. If an employee remains with the company until full-benefit retirement, the employee is entitled to a lump-sum equal to 40% of the compensation to be received if the employee were to be dismissed on the same day. The Company periodically reviews the uncertainties and judgments related to the application of the relevant labor law regulations to determine retirement and termination benefits obligations of its Greek subsidiaries. The Company has evaluated the impact of these regulations and has identified a potential retirement and termination benefits liability. The amount of the liability as of September 30, 2019, and December 31, 2018, was $22,218 and $23,340, respectively, and has been recorded as a long-term liability within the condensed consolidated balance sheets.

Basic and Diluted Net Loss per Common Share

Basic income per share is calculated by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period and, when dilutive, potential shares from stock options and warrants to purchase common stock, using the treasury stock method. In accordance with ASC 260, Earnings Per Share, the following table reconciles basic shares outstanding to fully diluted shares outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average number of common shares outstanding Basic	13,225,387	13,495,394	13,289,843	13,218,068
Potentially dilutive common stock equivalents	-	67,396	-	107,934
Weighted average number of common and equivalent shares outstanding - Diluted	13,225,387	13,562,790	13,289,843	13,326,002

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2019

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

Adoption of this standard resulted in the recognition of operating lease right-of-use assets and corresponding lease liabilities of $622,765 and $538,467, respectively, on the condensed consolidated balance sheet as of January 1, 2019. The Company’s accounting for finance leases remained substantially unchanged. The standard did not materially impact operating results or liquidity. Disclosures related to the amount, timing and uncertainty of cash flows arising from leases are included in Note 13.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2019

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2019

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

The Company determined the fair value of both exchanges based on an actively quoted stock price of ICC received in exchange for the Marathon shares. The Company continues to fair value its investment in ICC with changes recognized in earnings each period and recorded an unrealized loss during the nine months ended September 30, 2019 of $347,000. During the nine months ended September 30, 2019, the Company sold 5,000,000 shares for proceeds of $1,211,348. The realized losses on equity securities sold during the nine months ended September 30, 2019, which are the difference between the proceeds from sales and the original cost, was $741,652. The value of the investment as of September 30, 2019 and December 31, 2018 was $200,000 and $2,500,000, respectively.

CosmoFarmacy LP

In June 2019, the Company entered into an agreement with an unaffiliated third party to incorporate CosmoFarmacy L.P. for the purpose of providing strategic management consulting services and the retail trade of pharmaceutical products, OTC and beauty products to pharmacies. CosmoFarmacy was incorporated with a 30-year term through May 31, 2049. The unaffiliated third party is the general partner (the “GP”) of the limited partnership and is responsible for management and decision-making associated with CosmoFarmacy. The initial share capital was set to EUR 150,000 which was later increased to EUR 500,000. The GP contributed the pharmacy license (the “License”) valued at EUR 350,000 (30-year term) to operate the business of CosmoFarmacy in exchange for a 70% equity ownership. The Company is a limited partner and contributed cash of EUR 150,000 for the remaining 30% equity ownership. CosmoFarmacy is not publicly traded and the Company’s investment has been recorded using the equity method of accounting. The value of the investment as of September 30, 2019, was $163,575.

During the quarter ended September 30, 2019, the Company recognized a cash balance of $221,457 related to its acquisition of Cosmofarm. The cash was used to purchase the investment in CosmoFarmacy described above. Since the accounting for the acquisition of Cosmofarm was completed during the year ended December 31, 2018, the Company recognized the asset through earnings and is included in other income within the condensed consolidated statement of operations for the period ended September 30, 2019.

Other Investments

As of September 30, 2019, other investments consist of 40,000 shares which traded at a closing price of $4.86 per share, or value of $195,418 of Diversa S.A. and 16,666 shares which traded at a closing price of $0.30 per share or value of $5,076 of National Bank of Greece. The Company recorded a net unrealized loss on the fair value of the investments of $2,234 during the nine months ended September 30, 2019.

In the following table, gains/losses on equity securities sold in the period reflect the difference between proceeds from sales and the fair value of the equity security sold at the beginning of the period or the purchase date, if later.

The following table summarized the gains and losses recognized during the period ended September 30, 2019:

Net gains and losses recognized during the period on equity securities	$(1,103,035)
Less: Net gains and losses recognized during the period on equity securities sold during the period	128,652
Unrealized gains and losses recognized during the period on equity securities still held at the reporting date	$(974,383)

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2019

Since no value was attributed to the 33 1/3% equity ownership interest in Marathon received as consideration for the distribution services, the Company would receive variable consideration in future for its services under the Distribution and Equity Acquisition Agreement, if certain milestones are achieved. Refer to Note 12 for the accounting associated with the cash of CAD $2 million received upfront. Variable consideration to be received in the future upon achieving the gross sales milestones described above, is constrained as the Company estimates that it is probable that a significant reversal of revenue could occur. In assessing the constraint, the Company considered its limited experience with the Products, new geographic markets and similar transactions, which affect the Company’s ability to estimate the likelihood of a probable revenue reversal. Therefore, no revenue has been recognized for the period ended September 30, 2019. The Company will continue to reassess variable consideration at each reporting period and update the transaction price when it becomes probable that a significant revenue reversal would not occur.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of the following:

	September 30, 2019	December 31, 2018
Leasehold improvements	$463,664	$369,437
Equipment under capital lease	-	709,356
Vehicles	111,755	117,402
Furniture, fixtures and equipment	1,372,129	458,442
Computers and software	68,436	55,169
	2,015,984	1,709,806
Less: Accumulated depreciation	(377,718)	(284,174)
Total	$1,638,266	$1,425,632

NOTE 6 – INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following at:

	September 30, 2019	December 31, 2018
License	$50,000	$50,000
Trade name / mark	36,997	36,997
Customer base	176,793	176,793
	263,790	263,790
Less: Accumulated amortization	(37,569)	(16,720)
Subtotal	226,221	247,070
Goodwill	49,697	49,697
Total	$275,918	$296,767

NOTE 7 – INCOME TAXES

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the nine months ended September 30, 2019 and 2018.

The Company’s Greece subsidiaries are governed by the income tax laws of Greece. The corporate tax rate in Greece is 29% on income reported in the statutory financial statements after appropriate tax adjustments.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2019

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

As of September 30, 2019 and 2018, the Company’s effective tax rate differs from the US federal statutory tax rate primarily due to a valuation allowance recorded against net deferred tax assets in all jurisdictions in which the Company operates.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. As of September 30, 2019 and December 31, 2018, the Company has maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

As of September 30, 2019, and December 31, 2018, the Company has a provision for tax charges recorded in any jurisdiction where it is subject to income tax, in the amount of $138,505 and $145,504, respectively, which is included in Other Liabilities on the condensed consolidated balance sheets.

NOTE 8 – CAPITAL STRUCTURE

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock, which may be issued from time to time in one or more series authorized by the Board of Directors. As of September 30, 2019, no preferred shares have been issued.

Common Stock

The Company is authorized to issue 300 million shares of common stock and had 2,558,553 shares issued prior to the acquisition of Amplerissimo.

On September 27, 2013, the Company completed the acquisition of Amplerissimo through the issuance of 10,000,000 shares of common stock to Dimitrios Goulielmos, the sole stockholder of Amplerissimo, the Company then had 12,558,553 shares of common stock issued and outstanding.

On February 10, 2017, the Company and Decahedron consummated the acquisition of Decahedron SPA. Pursuant to the terms of the Decahedron SPA, the shareholders of Decahedron received an aggregate of 170,000 shares of common stock of the Company, which were delivered at closing in exchange for all of the Ordinary Shares of Decahedron for the Stock Consideration.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2019

On January 7, 2019 and February 5, 2019, 465,325 and 108,417 shares of common stock were cancelled, these shares were the remaining pre-delivery shares related to the convertible notes in Note 11.

On February 5, 2019, the Company entered into a Stock Purchase Agreement (the “SPA”) with an institutional noteholder. The SPA provides for the Company’s purchase of 193,408 shares of the Company’s common stock at $3.00 per share or an aggregate of $580,224. Payment was scheduled over a five-month period, subject to acceleration if the Company effects an eligible equity offering. As of September 30, 2019, the Company had made $580,224 in payments. As of the date of this filing the 193,408 shares have been transferred back to the Company and cancelled.

On February 18, 2019, the Company entered into a Stock Purchase Agreement (the “SPA”) with an institutional noteholder. The SPA provides for the Company’s purchase of 83,341 shares of the Company’s common stock at $3.00 per share or an aggregate of $250,023. Payment was scheduled over a five-month period, subject to acceleration if the Company effects an eligible equity offering. As of September 30, 2019, the Company had made $250,023 in payments. As of the date of this filing, 26,221 shares have been transferred back to the Company and subsequently cancelled. An additional 57,120 have been transferred to the Company, have not yet been cancelled and are recorded in treasury.

Purchase of Treasury Shares

On June 18, 2018, the Company entered into a stock purchase agreement with a former officer and director of Decahedron, whereby for consideration of €60,000 ($69,612) the Company repurchased 15,000 shares of its common stock. As per the agreement, the sale and transfer of the shares occurred on June 18, 2018, the date of signing, however the Company was entitled to pay the full consideration in tranches until November 2018. During the year ended December 31, 2018, the Company paid consideration of €60,000 ($69,178). The Company recorded a loss of $434 for the change in foreign currency related to this transaction.

On November 30, 2018, the Company entered into a stock purchase agreement with a former officer and director of Decahedron, whereby for consideration of $60,000, the Company repurchased 20,000 shares of its common stock. As per the agreement, the sale and transfer of the shares occurred on November 30, 2018, the date of signing, however the Company was entitled to pay the full consideration in tranches until August 2019. During the year ended December 31, 2018, the Company paid consideration of $11,317 and had a related party payable of $48,683. During the nine months ended September 30, 2019, the Company paid the remaining balance in full.

On June 20, 2019, the Company entered into a stock purchase agreement with a former officer and director of Decahedron, whereby for consideration of $15,000, the Company repurchased 114,518 shares of its common stock. As per the agreement, the sale and transfer of the shares occurred on June 20, 2019, the date of signing. During the nine months ended September 30, 2019, the Company paid consideration of $15,000.

Potentially Dilutive Securities

As of September 30, 2019, and December 31, 2018, the Company had 13,225,387 and 13,878,757 shares of common stock issued, respectively, and 12,860,059 and 13,685,067 shares of common stock outstanding, respectively.

No options, warrants or other potentially dilutive securities other than those disclosed above have been issued as of September 30, 2019.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2019

NOTE 9 – RELATED PARTY TRANSACTIONS

On the date of our inception, we issued 20 million shares of our common stock to our three officers and directors which were recorded at no value (offsetting increases and decreases in common stock and additional paid-in capital).

DOC Pharma S.A.

As of September 30, 2019, the Company has a prepaid balance of €2,184,230 ($2,381,903) and an accounts payable balance of €181,791 ($198,243) resulting in a net prepaid balance of €2,002,439 ($2,183,660) to Doc Pharma S.A. (“Doc Pharma”), related to purchases of inventory. Additionally, the Company has a receivable balance of €225,359 ($245,754). As of September 30, 2018, the Company had a prepaid balance of €1,384,452 ($1,609,011) to Doc Pharma, related to purchases of inventory. During the nine months ended September 30, 2019 and 2018, the Company purchased a total of €1,976,673 ($2,155,561) and €3,921,192 ($4,683,864) of products from Doc Pharma, respectively. During the nine months ended September 30, 2019 and 2018, the Company had revenue of €347,147 ($389,985) and €153,473 ($183,324) from Doc Pharma, respectively.

On November 1, 2015, the Company entered into a €12,000 ($13,202) Loan Agreement with DOC Pharma S.A., pursuant to which DOC Pharma, paid existing bills of the Company in the amount of €12,000 ($13,202), excluding the Vendor Bills. The loan bears an interest rate of 2% per annum and was due and payable in full on October 31, 2016. As of September 30, 2019, the Company has an outstanding principal balance under this note of €12,000 ($13,086) and accrued interest expense of $1,034.

Doc Pharma S.A is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the wife of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma SA in the past.

Medihelm S.A

As of September 30, 2019, the Company has a prepaid balance of €3,031,217 ($3,305,542) and an accounts payable balance of £46,817 ($57,576), resulting in a net prepaid balance of $3,247,967 to Medihelm related to purchases of inventory. Additionally, the Company had a receivable balance of €162,687 ($117,410). As of September 30, 2018, the Company had a prepaid balance of €2,192,934 ($2,513,762) and an accounts payable balance of £484,101 ($630,542), resulting in a net prepaid balance of $1,883,220 related to purchases of inventory. Additionally, the Company had a receivable balance of €671,510 ($780,429). During the nine months ended September 30, 2019 and 2018, the Company purchased €2,207,663 ($2,407,457) and $9,878,498 of products from Medihelm, respectively. During the nine months ended September 30, 2019 and 2018, the Company had revenue of (€28,556) ($31,140) and revenue of €914,914($1,092,865) from Medihelm, respectively.

Medihelm S.A. is considered a related party to the Company due to the fact that the managing director of Medihelm is the mother of Nicholaos Lazarou, the former managing director of the Company’s UK subsidiary, Decahedron.

Grigorios Siokas

As of December 31, 2018, the Company had an outstanding principal balance of $1,777,799, consisting of €1,353,700 ($1,550,799) and $227,000, in loans payable to Grigorios Siokas. During the nine months ended September 30, 2019, the Company borrowed total additional proceeds of $508,084, repaid €161,967 ($212,176) of these loans and converted $1,050,000 of these loans into 140,001 shares of common stock at a conversion rate of $7.50 per share. These loans are non-interest bearing and have no maturity dates. As of September 30, 2019, the Company had an outstanding principal balance under these loans of $984,845 consisting of €240,333 ($262,083) and $722,762, in loans payable to Grigorios Siokas.

On December 20, 2018, the €1,500,000 ($1,718,400) note payable, originally borrowed pursuant to a Loan Agreement with a third-party lender, dated March 16, 2018, was transferred to Grigorios Siokas. The note bears an interest rate of 4.7% per annum and has a maturity date of March 18, 2019. The balance as of December 31, 2018 was €1,500,000 ($1,718,400). As of September 30, 2019, the Company had an outstanding principal balance of €1,500,000 ($1,635,750) and accrued interest of €108,364 ($118,171).

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2019

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

Dimitrios Goulielmos

As of December 31, 2018, the Company had a principal balance due to Dimitrios Goulielmos, director and former CEO, of €53,500 ($61,290) related to a loan agreement dated November 21, 2014 and amended on November 4, 2015. The loan is non-interest bearing. During the nine months ended September 30, 2019, the Company repaid €33,500 ($36,532) and a principal balance of €20,000 ($21,810) remained as of September 30, 2019.

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

On November 30, 2018, the Company entered into a stock purchase agreement with Nicholaos Lazarou, whereby for consideration of $60,000 the Company repurchased 20,000 shares of its common stock. As per the agreement, the sale and transfer of the shares occurred on November 30, 2018, the date of signing, however, the Company was entitled to pay the full consideration in tranches until August 2019. As of December 31, 2018, the Company had an amount due to related party of $48,683. During the nine months ended September 30, 2019, the Company repaid the remaining balance in the amount of $48,683.

On June 20, 2019, the Company entered into a stock purchase agreement with Nicholaos Lazarou whereby for consideration of $15,000, the Company repurchased 114,518 shares of its common stock. As per the agreement, the sale and transfer of the shares occurred on June 20, 2019, the date of signing. During the nine months ended September 30, 2019, the Company paid the $15,000 in consideration in full.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

NOTE 10 – LINES OF CREDIT

There are two lines of credit with National Bank of Greece which are being renewed annually with current interest rates of 6.00% and 4.35%. Th maximum borrowing allowance under the 6% line of credit was €1,500,000 ($1,635,750) and €1,200,000 ($1,374,720) at September 30, 2019 and December 31, 2018, respectively with outstanding balances of €856,908 ($934,458) and €699,147 ($766,576) at September 30, 2019 and December 31, 2018, respectively. The maximum borrowing allowance under the 4.35% line of credit was €1,000,000 ($1,090,500) and $0 at September 30, 2019 and December 31, 2018, respectively with outstanding balances of €883,861 ($963,850) and $0 at September 30, 2019 and December 31, 2018, respectively.

The line of credit with Alpha Bank of Greece is renewed annually with a current interest rate of 6.00%. The maximum borrowing allowance was €1,000,000 ($1,090,500) and €600,000 ($687,360) at September 30, 2019 and December 31, 2018, respectively. The outstanding balance was €523,608 ($570,995) and €402,565 ($461,178) at September 30, 2019 and December 31, 2018, respectively.

The line of credit with Eurobank of Greece was renewed annually at an interest rate of 8.55% through the year ended December 31, 2018.  The maximum borrowing allowed was $572,800 at December 31, 2018.  The outstanding balance was $286,829 at December 31, 2018.

Interest expense for the nine months ended September 30, 2019 and 2018 was $85,394 and $0, respectively.

Under the above agreements, the Company is required to maintain certain financial ratios and covenants. These lines of credit were assumed in the Company’s acquisition of Cosmofarm. During the nine months ended September 30, 2019, the Company was in compliance with these ratios and covenants.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2019

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2019

The Warrants have a five-year term and are exercisable into 536,000 shares of Common Stock beginning May 16, 2018, which was six months after the issue date. The Warrants are exercisable at $7.50 per share subject to full ratchet anti-dilution protection. As of September 30, 2019, there were no anti-dilution trigger events. The Warrants will be exercisable on a cashless basis if a registration statement is not effective covering the resale of the underlying Warrant Shares. The Company calculated the warrants at relative fair value of $1,545,288, which was recognized as a discount to the Existing Notes of which $347,418 was amortized as interest expense through February 19, 2018. On February 20, 2018, the remaining balance was reversed due to the Exchange Agreement as discussed above.

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

During the nine months ended September 30, 2018, the Company repaid the remaining principal balance in the amount of $103,611, such that the remaining outstanding principal balance of the New Notes as of September 30, 2019 is zero.

As a result of the final payment of the New Notes, the remaining debt discount of $45,614 was amortized during the nine months ended September 30, 2019.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2019

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

The September 2018 Notes provided that the Company will repay the principal amount of Notes in equal monthly installments including a 5% installment fee, which is recorded as interest expense, beginning on November 1, 2018 and repeating on the first business day of each calendar month thereafter until May 1, 2019. During the nine months ended September 30, 2019, the Company has recorded $13,097 in installment fees.

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

September 30, 2019

During the year ended December 31, 2018, there were principal conversions in the amount of $1,333,333 at a conversion price of $3.478 pursuant to the Third Exchange Agreement and the Company repaid principal of $638,095, such that the remaining outstanding principal balance of the Notes as of December 31, 2018 was $261,903.

During the nine months ended September 30, 2019, the Company repaid the remaining principal balance in the amount of $261,902, such that the remaining outstanding principal balance of the Notes as of September 30, 2019 is zero.

The Company recorded a total of $2,233,332 of debt discounts related to the above Notes during the year ended December 31, 2018. The debt discounts were amortized over the term of the debt. Amortization of the debt discounts for the year ended December 31, 2018 was $2,049,232. As a result of the final payment of the Notes, the remaining debt discount of $184,100 was amortized during the nine months ended September 30, 2019.

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

The May 2019 Note is convertible at any time by the Holder into 250,000 shares of common stock, par value $0.001 per share at the rate of $6.00 per share, subject to adjustment (the “Conversion Price”). Upon an Event of Default (regardless of whether such event has been cured), the Buyer may convert at an alternative conversion price equal to the lower of the then applicable Conversion Price or seventy-five (75%) percent of the then Volume-Weighted Average Price (as defined, the “VWAP”). The Company considered the need for the conversion feature to be bifurcated under ASC 815 and determined that it does not meet the requirements. Additionally, the Company determined the effective conversion rate under ASC 470-20 and determined that the instrument is out of the money and no beneficial conversion feature was recorded.

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

As of September 30, 2019, the Company had a principal balance $1,500,000 on the May 2019 Note and the Company had accrued $25,334 in interest expense.

Roth Capital Partners, LLC (“Roth”), as the Company’s exclusive placement agent, received a cash commission for this transaction equal to six (6%) percent of the total gross proceeds of the offering. This 6% fee or $90,000 was recorded as debt discount along with the $30,000 in legal fees associated with the May 2019 Note. These fees will be amortized over the term of the note. For the nine months ended September 30, 2019, the Company has recorded amortization of $54,295.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2019

NOTE 12 – DEBT

On November 16, 2015, the Company entered into a Loan Agreement with Panagiotis Drakopoulos, former Director and former Chief Executive Officer, pursuant to which the Company borrowed €40,000 ($42,832) as a note payable from Mr. Drakopoulos. The note bears an interest rate of 6% per annum and was due and payable in full on November 15, 2016. As of December 31, 2018, the Company had an outstanding principal balance of €13,000 ($14,893) and accrued interest of €3,088 ($3,538). As of September 30, 2019, the Company had an outstanding principal balance of €13,000 ($14,177) and accrued interest of €3,969 ($4,328).

Loan Facility Agreement

On August 4, 2016, the Company’s wholly owned subsidiary SkyPharm entered into a Loan Facility Agreement (the “Loan Facility”), guaranteed by Grigorios Siokas, with Synthesis Peer-To Peer-Income Fund (the “Lender”). The Loan Facility initially provided SkyPharm with a credit facility of up to $1,292,769 (€1,225,141). Any advance under the Loan Facility accrues interest at a rate of 10% per annum and requires quarterly interest payments commencing on September 30, 2016. The amounts owed under the Loan Facility were repayable upon the earlier of (i) three months following the demand of the Lender; or (ii) August 31, 2018. No prepayment is permitted pursuant to the terms of the Loan Facility. The Synthesis Facility Agreement as amended is secured by a personal guaranty of Grigorios Siokas, which is secured by a pledge of 1,000,000 shares of common stock of the Company owned by Mr. Siokas.

On September 13, 2016, Sky Pharm entered into a First Deed of Amendment with the Loan Facility increasing the maximum loan amount to $1,533,020 as a result of the Lender having advanced $240,251 (€227,629) to SkyPharm.

On March 23, 2017, SkyPharm entered into an Amended and Restated Loan Facility Agreement (the “A&R Loan Facility”), with the Loan Facility increasing the loan amount to an aggregate total of $2,664,960 (€2,216,736) as a result of the Lender having advanced $174,000 (€164,898) in September 2016, $100,000 (€94,769) in October 2016, $250,000 (€236,922) in November 2016, $452,471 (€428,800) in December 2016, $155,516 (€129,360) in January 2017, $382,327 (€318,023) in July 2017 and $70,000 (€58,227) in December 2017. The A&R Loan Facility amends and restates certain provisions of the Loan Facility Agreement, dated as of August 4, 2016, by and among the same parties. Advances under the A&R Loan Facility continue to accrue interest at a rate of 10% per annum from the applicable date of each drawdown and require quarterly interest payments. The A&R Loan Facility now permits prepayments at any time. The amounts owed under the A&R Loan Facility shall be repayable upon the earlier of (i) seventy-five days following the demand of the Lender; or (ii) August 31, 2018. The A&R Loan Facility is secured by a personal guaranty of Grigorios Siokas, which is secured by a pledge of 1,000,000 shares of common stock of the Company owned by Mr. Siokas (the “Pledged Shares”). The A&R Loan Facility was also amended to provide additional affirmative and negative covenants of Sky Pharm and the Guarantor during the term of loans remain outstanding, including, but not limited to, the consent of the Lender in connection with (i) the Company or any of its subsidiaries incurring any additional indebtedness; or (ii) in the event of any increase in the Company’s issued and outstanding shares of Common Stock, the Pledged Shares shall be increased to an amount equal to a minimum of ten percent (10%) of the issued and outstanding shares of the Company.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2019

As of December 31, 2018, the outstanding balance under the A&R Loan Facility was $3,078,442 (€2,687,187) and accrued interest expense of $414,830 (€362,107) has been recorded. As of September 30, 2019, the outstanding balance under this note was $3,078,442 (€2,822,964) and accrued interest expense of $563,582 (€513,811) has been recorded.

The Company recorded a total of €155,060 ($191,034) in debt discounts related to this note in prior years. The debt discounts are being amortized over the term of the debt. As a result of the April 16, 2018 amendment, the Company reduced the unamortized debt discount by €20,237 ($20,237). The debt discount was fully amortized in the prior year.

Bridge Loans

On March 16, 2017 and March 20, 2017, SkyPharm entered into loan agreements with the Synthesis Peer-To Peer-Income Fund (the “Bridge Loans”). The Bridge Loans provided to SkyPharm loans of €41,590 ($50,000) and €100,000 ($120,220), respectively, during the year ended December 31, 2017. The Bridge Loans accrue interest at a rate of 10% per annum and were repayable on April 16, 2017 and April 20, 2017, respectively, together with all other amounts then accrued and unpaid. On April 16, 2017, the maturity dates were amended for no additional consideration or change in terms and conditions. The maturity dates of both loans were amended, and they matured on May 16, 2017 and May 20, 2017, respectively. Pursuant to the April 16, 2018 amendment and effective as of January 1, 2018, the Company reached an agreement with Synthesis Peer-To-Peer Income Fund such that the March 20, 2017 loan would have a fixed USD payoff amount of $106,542. As a result of this agreement the Company recorded a gain on settlement of debt of €16,667 ($19,695) related to the reduction of the USD payoff amount and an additional gain on settlement of debt of €3,950 ($4,668) related to interest that had accrued on the original amount of the loan. The Company has accrued interest expense of an aggregate total of €14,715 ($16,857) for both loans and the outstanding balances of these loans was €43,645 ($50,000) and €93,001 ($106,542), respectively, as of December 31, 2018. The Company has accrued interest expense of an aggregate total of €23,001 ($25,082) for both loans and the outstanding balances of these loans was €45,851 ($50,000) and €93,671 ($97,700), respectively, as of September 30, 2019.

On May 5, 2017, SkyPharm entered into a loan agreement with Synthesis Peer-To-Peer Income Fund for €31,388 ($34,745). The loan accrues interest at a rate of 10% per annum and matured on September 30, 2017. The Company had accrued interest expense of €3,410 ($3,906) and the outstanding balance on this loan was €30,329 ($34,745) as of December 31, 2018. The Company has accrued interest expense of €5,585 ($5,043) and the outstanding balance on this loan was €31,862 ($34,745) as of September 30, 2019.

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

Trade Facility Agreements

On April 10, 2017, Decahedron entered into a Trade Finance Facility Agreement (the “Decahedron Facility”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”). The Decahedron Facility provides the following material terms:

•	The Lender will provide Decahedron a facility of up to €2,750,000 ($2,998,875) secured against Decahedron’s receivables from the sale of branded and generic pharmaceutical sales.

•	The total facility will be calculated as 95% of the agreed upon value of Decahedron’s receivables.

•	The term of the Decahedron Facility will be for 12 months.

•	The obligations of Decahedron are guaranteed by the Company pursuant to a Cross Guarantee and Indemnity Agreement.

•	The Lender has the right to make payments directly to Decahedron’s suppliers.

•	The following fees should be paid in connection with the Decahedron Facility:

	o	2% of the maximum principal amount as an origination fee.

	o	A one percent (1%) monthly fee.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2019

The current draw on the Decahedron Facility is $0.

On May 12, 2017, SkyPharm entered into a Trade Finance Facility Agreement (the “SkyPharm Facility”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”). The SkyPharm Facility provides the following material terms:

•

The Lender will provide SkyPharm a facility of up to €2,000,000 ($2,181,000) secured against SkyPharm’s receivables from the sale of branded and generic pharmaceutical sales. In the event that accounts receivable becomes uncollectible, the Company will be obligated to pay back the notes in full.

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

September 30, 2019

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

•

If Grigorios Siokas, CEO of Cosmos Holdings Inc., ceases to own or control at least fifty-one (51%) percent of the shares of Cosmos, or SkyPharm ceases to be a wholly-owned subsidiary of Cosmos, either event shall constitute an Event of Default (as defined);

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

As of December 31, 2018, the Company had principal balances of €2,000,000 ($2,291,200) and $4,000,000 under the TFF and the Company had accrued $0 and $19,834, respectively in interest expense related to this agreement. As of September 30, 2019, the Company had a principal balance of €2,000,000 ($2,181,000) and $4,000,000 under the TFF and the Company had accrued $8,242 and $14,201, respectively in interest expense related to this agreement.

The Company recorded a total debt discount of €117,338 ($137,063) in origination fees associated with these loans, which was amortized over the original terms of the agreements. The Company recorded amortization of €53,043 ($66,227) in the year ended December 31, 2018 resulting in the full amortization of debt discount as of December 31, 2018.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2019

Distribution and Equity Agreement

As discussed in Note 4 above, the Company entered into a Distribution and Equity Acquisition Agreement with Marathon. The Company was appointed the exclusive distributor of the Products (as defined) initially throughout Europe and on a non-exclusive basis wherever else lawfully permitted. As consideration for its services, Company received: (a) a 33 1/3% equity interest or 5 million shares in Marathon as partial consideration for the Company’s distribution services; and (b) received cash of CAD $2,000,000, subject to repayment in Common Shares of the Company if it fails to meet certain performance milestones. The Company is entitled to receive an additional CAD $2,750,000 upon the Company’s receipt of gross sales of CAD $6,500,000 and an additional CAD $2,750,000 upon receipt of gross sales of CAD $13,000,000.

As discussed in Note 4, the Company attributed no value to the shares received in Marathon pursuant to (a) above. In relation to the CAD $2 million cash received noted in (b) above, the Company accounted for its obligation to issue a variable number of the Company’s Common Shares as Share-settled debt obligation in accordance with ASC 480 measured at fair value or the settlement amount of $1,554,590 (CAD $2 million). If settlement were to occur on June 30, 2019, the Company would be required to issue 546,298 common shares to settle its debt obligation. The Company could be obligated to potentially issue an unlimited number of common shares to settle its Share-settled debt obligation. If such events were to occur, the Company would be required to increase its authorized share capital and since increasing the authorized share capital is within the control of the Company, as our CEO controls greater than 50% of the outstanding common stock of the Company, the original classification of equity-classified financial instruments issued by the Company were not affected.

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

The Notes are subject to acceleration in an Event of Default (as defined in the Notes). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the Notes. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of September 30, 2019, the Company had a principal balance $250,000 and $250,000 on these notes and the Company had accrued $0 and $18,646, respectively, in interest expense.

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

The Note is subject to acceleration in an Event of Default (as defined in the Note). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of September 30, 2019, the Company had a principal balance $250,000 on this note and the Company had accrued $17,979 in interest expense.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2019

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

The July Note is subject to acceleration in an Event of Default. Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the July Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of September 30, 2019, the Company had a principal balance $750,000 on this note and the Company had accrued $21,268 in interest expense

August 1, 2019 Senior Promissory Note

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

The August Note is subject to acceleration in an Event of Default. Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the August Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of September 30, 2019, the Company had a principal balance $500,000 on this note and the Company had accrued $12,534 in interest expense.

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

The Company’s weighted-average remaining lease term relating to its operating leases is 6.32 years, with a weighted-average discount rate of 6.74%.

The Company incurred lease expense for its operating leases of $195,564 which was included in “General and administrative expenses,” for the quarter ended September 30, 2019.

The Company had operating cash flows used in operating leases of $123,947 for the nine months ended September 30, 2019. Right-of-use assets obtained in exchange for new operating lease liabilities $622,765 for the nine months ended September 30, 2019.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of September 30, 2019.

Maturity of Lease Liability
2019	$79,448
2020	153,274
2021	71,170
2022	43,620
2023	43,620
Thereafter	174,480
Total undiscounted finance lease payments	$565,611
Less: Imputed interest	97,987
Present value of finance lease liabilities	$467,624

The Company’s weighted-average remaining lease term relating to its finance leases is 0.67 years, with a weighted-average discount rate of 6.00%.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s finance leases as of September 30, 2019.

Maturity of Lease Liability
2019	$8,542
2020	14,236
2021	-
2022	-
2023	-
Thereafter	-
Total undiscounted finance lease payments	$22,778
Less: Imputed interest	504
Present value of finance lease liabilities	$22,274

The Company had operating cash flows used in finances leases of $1,655 for the quarter ended September 30, 2019. The Company had financing cash flows used in finances leases of $27,086 for the quarter ended September 30, 2019.

The Company incurred interest expense on its finance leases of $1,655 which was included in “Interest expense,” for the quarter ended September 30, 2019. The Company incurred amortization expense on its finance leases of $80,449 which was included in “Depreciation and amortization expense,” for the quarter ended September 30, 2019.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of September 30, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2019

The Company has agreed to pay Anastasios Tsekas €1,500 per month until the first issuance of the shares referenced above. The Company has also agreed that in the event the Company disposes of the Intellectual Property prior to the periods referenced above, the sellers shall be entitled to the issuance of all the shares referenced above. The Company has not received yet the formula from Tseka as of today and therefore the Company was not able to proceed with any of the above cases or any preclinical trials phases.

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

NOTE 15 – STOCK OPTIONS AND WARRANTS

As of September 30, 2019, there were 74,000 options outstanding and 74,000 options exercisable with expiration dates commencing October 2020 and continuing through January 2022.

A summary of the Company’s option activity during the nine months ended September 30, 2019 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2018	74,000	$1.32	2.47	$198,000
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, September 30, 2019	74,000	$1.32	1.72	$146,200

Exercisable, September 30, 2019	74,000	$1.32	1.72	$146,200

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2019

As of September 30, 2019, there were 1,164,673 warrants outstanding and 1,164,673 warrants exercisable with expiration dates from May 2023 through March 2024.

A summary of the Company’s warrant activity during the nine months ended September 30, 2019 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2018	1,164,673	$6.41	5.01	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, September 30, 2019	1,164,673	$6.41	4.27	$-

Exercisable, September 30, 2019	1,164,673	$6.41	4.27	$-

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

The Company disaggregates revenue by country to depict the nature and economic characteristics affecting revenue. The following table presents our revenue disaggregated by country for the nine months ended:

Country	September 30, 2019	September 30, 2018
Belgium	$-	$4,276
Croatia	5,338	-
Denmark	89,580	255,426
France	142,919	255,123
Georgia	5,320	-
Germany	5,350,465	11,706,961
Greece	17,688,527	1,733,077
Hungary	261,092	1,194,471
Indonesia	7,197	6,519
Iraq	2,134	-
Ireland	376,380	1,331,770
Italy	157,398	338,073
Jordan	20,216	134,274
Netherlands	763,889	3,406,124
Poland	270,306	724,695
Turkey	24,434	-
UK	2,717,952	8,239,895
Total	$27,883,147	$29,330,684

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2019

The following table presents our revenue disaggregated by country for the three months ended:

Country	September 30, 2019	September 30, 2018
Belgium	$-	$3,146
Denmark	22,766	68,562
France	52,774	76,741
Georgia	5,320	-
Germany	2,063,385	3,751,508
Greece	6,482,920	641,582
Hungary	94,004	437,553
Indonesia	(38)	(87)
Iraq	2,134	-
Ireland	162,552	403,353
Italy	45,013	73,240
Jordan	(106)	101,141
Netherlands	212,903	757,958
Poland	41,837	157,898
Turkey	(128)	-
UK	500,514	2,035,772
Total	$9,685,850	$8,508,367

NOTE 17 – SUBSEQUENT EVENTS

October 23, 2019 Senior Promissory Note

On October 23, 2019, the Company executed a Senior Promissory Note (the “October Note”) in the principal amount of $250,000 payable to an unaffiliated third-party lender who had previously loaned the Company $2,000,000. The October Note bears interest at the rate of fifteen (15%) percent per annum, paid quarterly in arrears. The October Note matures on October 23, 2020 unless prepaid or in default. The Company may prepay the October Note within the first six (6) months by payment of unpaid interest for the first six (6) months and, after six (6) months, with a two (2%) percent ($5,000) premium.

The October Note is subject to acceleration in an Event of Default (as defined). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the October Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection.

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

As of October 3, 2017, the Company, entered into a Research & Development agreement with Doc Pharma. The agreement outlines the development and contract manufacturing of Cosmos Holdings’ complete line of nutraceutical products. Under the agreement, Doc Pharma S.A. will provide its services to research, develop formulation, complete product registration, design product packaging, and provide market-ready products. Sales of food supplements by the Company commenced in the third quarter of 2018. Sales of the Company’s own line of nutraceuticals, SkyPremium Life, commenced in the fourth quarter of 2018.

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

Results of Operations

Three Months Ended September 30, 2019 versus September 30, 2018

For the three months ended September 30, 2019, the Company had a net loss of $1,633,349 on revenue of $9,685,850, versus net income of $3,207,348 on revenue of $8,508,367 for the three months ended September 30, 2018.

Cost of Revenue

For the three months ended September 30, 2019, we had direct costs of revenue of $8,886,084 associated with cost of goods sold versus $7,714,648 for the three months ended September 30, 2018.

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

Gross Profit

Gross profit for the three months ended September 30, 2019 was $799,766 (8.3%) compared with the $793,719 (9.3%) for the three months ended September 30, 2018.

Operating Expenses

For the three months ended September 30, 2019, we had general and administrative costs of $823,480 and depreciation and amortization expense of $92,848 for a net operating loss of $116,562. For the three months ended September 30, 2018, we had general and administrative costs of $743,357 and depreciation and amortization expense of $8,869 for a net operating profit of $41,493.

Other Income (Expense)

During the three months ended September 30, 2019, other income (expense) was primarily comprised of $366,611 interest expense related to notes payable, a loss on equity investments of $660,893 predominantly related to the Marathon/ICC (f/k/a KBB) transaction, and a foreign currency loss of $375,947. During the three months ended September 30, 2018, other income (expense) was primarily comprised of $156,362 interest expense related to notes payable, $1,217,805 of non-cash interest expense related to the amortization of debt discount, a $146,647 gain on the sale of Amplerissimo, a $4,448,910 gain on exchange of investment, net of unrealized loss on the change in fair value related to the Marathon/ICC (f/k/a KBB) transaction and a foreign currency loss of $54,015.

Unrealized Foreign Currency losses

Additionally, we had an unrealized foreign currency gain of $89,563 for the three months ended September 30, 2019, such that our net comprehensive loss for the period was $1,543,786 versus the unrealized foreign currency gain of $1,304,468 for the three months ended September 30, 2018, such that our net comprehensive gain for the period was $4,511,816.

Nine Months Ended September 30, 2019 versus September 30, 2018

For the nine months ended September 30, 2019, the Company had a net loss of $3,390,555 on revenue of $27,883,147, versus net income of $933,935 on revenue of $29,330,684 for the nine months ended September 30, 2018.

Cost of Revenue

For the nine months ended September 30, 2019, we had direct costs of revenue of $25,988,226 associated with cost of goods sold versus $27,224,635 for the nine months ended September 30, 2018.

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

Gross Profit

Gross profit for the nine months ended September 30, 2019 was $1,894,921 (6.8%) compared with the $2,106,049 (7.2%) for the nine months ended September 30, 2018.

Operating Expenses

For the nine months ended September 30, 2019, we had general and administrative costs of $2,470,983 and depreciation and amortization expense of $240,130 for a net operating loss of $816,192. For the nine months ended September 30, 2018, we had general and administrative costs of $2,267,885 and depreciation and amortization expense of $25,004 for a net operating loss of $186,840.

Other Income (Expense)

During the nine months ended September 30, 2019, other income (expense) was primarily comprised of other income of approximately $326,000 predominantly related to the recording of petty cash previously written off of Cosmofarm’s books $955,593, interest expense related to notes payable, $284,008 of non-cash interest expense related to the amortization of debt discount, a loss on equity investments of $1,103,035 predominantly related to the Marathon/ICC (f/k/a KBB) transaction and a foreign currency loss of $457,362. During the nine months ended September 30, 2018, other income (expense) was primarily comprised of $715,359 interest expense related to notes payable, $2,992,588 of non-cash interest expense related to the amortization of debt discount, a loss on extinguishment of debt of $1,464,698 related to the Exchange Agreement, a gain on exchange of equity investments, net of unrealized loss on change in fair value, of $6,275,070 related to the Marathon/ICC (f/k/a KBB) transaction and a foreign currency loss of $168,359.

Unrealized Foreign Currency losses

Additionally, we had an unrealized foreign currency gain of $118,625 for the nine months ended September 30, 2019, such that our net comprehensive loss for the period was $3,271,930 versus the unrealized foreign currency gain of $1,350,780 for the nine months ended September 30, 2018, such that our net comprehensive loss for the period was $2,284,715.

Liquidity and Capital Resources

At September 30, 2019, the Company had a working capital deficit of $7,029,393 and a working capital deficit of $3,927,074 as of December 31, 2018, respectively.

At September 30, 2019, the Company had cash of $1,180,207 versus $864,343 as of December 31, 2018. For the nine months ended September 30, 2019, net cash used in operating activities was $3,572,812 versus $1,961,830 net cash used in operating activities for the nine months ended September 30, 2018. The Company has devoted substantially all of its cash resources to expand through organic business growth and, where appropriate, through the execution of selective company and license acquisitions, and has incurred significant general and administrative expenses in order to enable the financing and growth of its business and operations.

During the nine months ended September 30, 2019, there was $616,716 net cash provided by investing activities versus $480,755 net cash used in investing activities during the nine months ended September 30, 2018. This was primarily due to the increased purchase of fixed assets by Cosmofarm, offset by sales of investment shares.

During the nine months ended September 30, 2019, there was $3,465,905 of net cash provided by financing activities versus $3,050,577 provided by financing activities during the nine months ended September 30, 2018. Borrowings for the nine months ended September 30, 2019, were as follows: (a) From April 1 to August 1, 2019, the Company borrowed aggregate total net proceeds of $2,000,000 from an unaffiliated third-party lender via five (5) senior promissory notes. The senior promissory notes mature on April 1, 3, and 9, July 24 and August 1, 2020, respectively. Interest is set at 15% per annum, paid quarterly in arrears. More information on the senior promissory notes is provided in Note 12; (b) On May 15, 2019, the Company borrowed gross proceeds of $1,500,000 from an institutional investor via a senior convertible note that matures on March 15, 2020. Interest is set at 19% per annum and is payable on the first day of each calendar month. More information on the senior convertible note dated May 15, 2019, and the pertinent securities purchase agreement is provided in Note 11.

We anticipate using cash in our bank account as of September 30, 2019, cash generated from the operations of the Company and its operating subsidiary and from debt or equity financing, or from a loan from management, to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we may lose the qualification for quotation and our securities would no longer trade on the over the counter markets. Further, as a consequence we would fail to satisfy our reporting obligations with the Securities and Exchange Commission (“SEC”), and investors would then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

As of the date of this report, since September 30, 2019, the Company has borrowed additional net proceeds of $250,000 from the unaffiliated third-party lender who had previously loaned the Company $2,00,000 via five senior promissory notes between April 1 and August 1 of 2019. The senior promissory note matures on October 23, 2020. Interest is set at 15% per annum, paid quarterly in arrears. More information on the senior promissory note is provided in Note 17.

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

As to potential acquisitions we are targeting companies that are operating primarily in the pharmaceutical sector and within the European Union borders. SEC filing requirements are such that we will have to file audited financial statements of all our operations, including any acquired business. So, we plan that our first step in any potential acquisition process we undertake is to ascertain whether we can obtain audited financials of a company if we were to acquire them. We anticipate that we will spend approximately $500,000 to locate, conduct due diligence, and evaluate possible acquisitions. As noted above, as of the date of this report, we do not have any binding agreements, commitments, or understandings with any potential acquisition candidates.

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

Off Balance Sheet Arrangements

As of September 30, 2019, there were no off-balance sheet arrangements.

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

Cosmos Holdings Inc.

Date: November 14, 2019	By:	/s/ Grigorios Siokas
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

