Form 10-K
period 2019-12-31
Cosmos Holdings Inc.
filed 2020-04-14
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $14,636,141 as of June 30, 2019.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 13,305,030 as of April 14, 2020.

FORWARD-LOOKING STATEMENTS

Statements contained or incorporated by reference in this document contain information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, of the Exchange Act. These statements, including estimates of future revenues, future expenses, future net income and future net income per share, contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in this document, are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed results of operations. We have tried, whenever possible, to identify such statements by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plan,” “projected,” “forecast,” “will,” “may” or similar expressions.

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

PART I

Item 1. Business

Company Overview

Cosmos Holdings Inc. (“us”, “we”, or the “Company”) is a multinational pharmaceutical wholesaler. The Company imports, exports and distributes pharmaceutical products of brand-name and generic pharmaceuticals, over-the-counter (OTC) medicines, and a variety of dietary and vitamin supplements. Currently, the Company distributes products mainly in the EU countries via its two wholly owned subsidiaries SkyPharm SA and Decahedron Ltd. SkyPharm operates from its facilities in Greece and Decahedron from its facilities in the UK. Most of our business derives from purchasing and reselling branded pharmaceutical products. Large pharmaceutical manufacturers have variable pricing strategies within the EU. The varying prices allow us to source products produced by multi-national pharmaceutical companies in different countries throughout Europe and export them into countries that pay more for those products.

Our core operations were focused on expanding the business of SkyPharm and Decahedron. The Company’s focus is primarily on branded pharmaceutical and some generic pharmaceuticals. The Company has also begun to expand into the food supplements industry and has already created its own line of vitamins and food supplement products. Through the sale of pharmaceutical products, the Company has created a wide network of pharmaceutical wholesalers and pharmacies that we believe we can utilize to promote and sell our vitamins and food supplements. There is growing demand for various food supplements. We plan to serve this demand by offering quality products to our existing network of wholesalers and pharmacies. Pharmacies are still the key channels for distribution and sales of food supplements in the European market.

In addition, we expanded into the full-line wholesale distribution business through the December 2018 acquisition of Cosmofarm Ltd. Full-line pharmaceutical wholesalers provide the local markets with branded pharmaceuticals, generic pharmaceuticals, over-the-counter (OTC) medicines, vitamins, and food supplements. By expanding our pharmaceutical distribution business, we expect to have the ability to source branded and generic products directly from manufacturers and sell vitamins as well as food supplements directly to pharmacies that the full-line wholesalers currently sell. We expect this expansion to increase our sales and profit margins as we vertically integrate into the supply chain.

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

We are also closely monitoring the legal framework for prescription and non-prescription derivatives of cannabis products as it develops in Europe. As the legal framework and processes are developed and implemented in each respective EU country, we will utilize our existing network to distribute both prescription and non-prescription derivatives of cannabis products to our current customer base. We currently intend to only distribute prescription and non-prescription derivates of cannabis products to approved EU countries and not in the US. The Company intends to await further clarification from the U.S. Government on cannabis regulation prior to determining whether to enter the domestic market.

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

Business Environment

The Company conducts its business within the pharmaceutical industry and is active in both branded and generic pharmaceutical product markets. The pharmaceutical industry is highly competitive and is subject to comprehensive government regulations. Many factors may significantly affect the Company’s sales of its products, including, but not limited to, efficacy, safety, price and cost-effectiveness, marketing effectiveness, product labeling, quality control and quality assurance. Currently, most of the products that the Company is trading, compete with other products already on the market in the same therapeutic category, and are subject to potential competition from new products that competitors may introduce in the future.

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

The Company started operating within the Health Products & Food Supplements industry markets in October 2017. These specific industries are highly competitive, and many factors may significantly affect the Company’s sales of its products, including, but not limited to, price and cost-effectiveness, marketing effectiveness, product labeling, quality control and quality assurance. Currently, the Company has added vitamins and food supplements into the portfolio of products that it wholesales to its clients. The Company has also developed and began selling its own brand of food supplements under the brand name Sky Life Premium.

Corporate Strategy

The main strategy initiative is focused on continuing our progress in becoming a global pharmaceutical wholesale and import/export company through the development of a lean and efficient operating model. We are committed to serving our customers while continuing to innovate and provide products that make a difference in the lives of individuals. We strive to maximize our shareholders’ value by adapting to market realities and customer needs. Our strategy involves building a multinational network or wholesalers, distributors, and pharmacies and simultaneously continuing to expand the portfolio of products that we distribute to that network.

We are committed to driving organic growth at attractive margins by improving execution, optimizing cash flow and leveraging our strong market position, while maintaining a streamlined cost structure throughout each of our businesses. We continue to further align our organization to our customers’ needs in a more seamless and unified way, while supporting corporate strategy and accelerating growth. Implementing this disciplined, focused strategy has allowed us to significantly expand our business, and we believe we are well-positioned to grow revenue and increase operating income through the execution of the following key elements of our business:

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

•

Branded Pharmaceuticals: Branded pharmaceutical products are the primary product category that we import and export. We constantly evaluate product availability, pricing, demand trends, and patent expirations to maximize our performance. As the patents for branded products near expiration, the generic equivalents enter the marketplace and the demand for those branded products start to decrease. We monitor these cycles closely and always look to find value in pricing fluctuations caused by the patent expirations as the generic equivalents enter the market.

•

Generic Pharmaceuticals: Generic pharmaceutical products are the secondary product category that we import and export. We apply the same discipline to generics that we do to the branded. We evaluate the demand and supply dynamics of branded products as their patents expire. This insight sheds light on the demand for generic products that take their place. Understanding the historical and market specific characteristics of generic product demand provides insight that we use to give guidance to our vendors that source our generic drug exports.

•

Health Products & Food Supplements: The wholesale distribution of food supplements offers greater margins than pharmaceutical product distribution. We are always looking to expand the portfolio of products that we distribute to maximize our margins. We also convenience our customers by providing them a larger portfolio of products that they can source from a single vendor. In addition to being wholesalers for food supplements and related products we also created our own brand of products to sell to our current customer base. Our wholesale business gives insight to what products are in demand and we communicate with our customer base to identify which products to develop. We have a contract with Doc Pharma to develop and manufacture the products according to our specifications. Doc Pharma S.A is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the wife of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma SA in the past. Sales of our own brand of nutraceuticals began in the fourth quarter of 2018. Our own branded nutraceuticals carry significantly higher margins than simply serving as a wholesaler for other brands.

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

•

Cannabis derived products: We closely monitor the legal framework for prescription and non-prescription derivatives of cannabis products as it develops in Europe. As the legal framework and processes are developed and implemented in each respective EU country, we intend to utilize our existing network to distribute both prescription and non-prescription derivatives of cannabis products to our current customer base. We currently intend to only distribute prescription and non-prescription derivatives of cannabis products to approved EU countries and not in the US.

•

Local & Direct to Pharmacy Wholesale: We are expanding into the full-line wholesale distribution business through acquisition. Full-line pharmaceutical wholesalers provide the local markets with branded pharmaceuticals, generic pharmaceuticals, over-the-counter (OTC) medicines, vitamins and food supplements. By expanding our pharmaceutical distribution business, we expect to have a better ability to source more branded and generic products directly from manufacturers and sell our vitamins, food supplements and cosmetic products directly to pharmacies for better prices. We expect this expansion to increase our sales and profit margins as we vertically integrate into the supply chain.

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

3. Vendors gather batches of products and invoice Cosmos

Products & Services

The current principal activity of SkyPharm is the trading of branded and generic pharmaceutical products and medicines across the European Union member states. SkyPharm operates as a buyer from wholesale pharmaceutical companies and as a reseller to other companies. The principal activity of Decahedron is virtually the same as the business of SkyPharm. It is the trading of branded and generic pharmaceutical products and medicines across mainly the European Union member states. Decahedron buys from pharmacies and other wholesale pharmaceutical companies and resells these products mainly to other EU countries. We purchase excess inventories at a discount from wholesalers and export approximately 11,000 pharmaceutical product codes to EU member states capturing contract price differentials in the process. The Company only purchases stock with purchase orders at hand, limiting inventory risk. EU countries have put into force new legal frameworks and mandates that boost the parallel trade market in order to deflate healthcare pricing across the region. We have over 160 clients and vendors in Germany, UK, France, Italy, Netherlands, Denmark, Ireland, Poland, Hungary, UAE, Indonesia, Croatia, Iraq, Libya, Turkey, Jordan, Greece and Georgia. The parallel pharmaceutical trade in the EU was approximately €5.5 bn in fiscal 2016 according to The European Federation of Pharmaceutical Industries and Associations. “The Pharmaceutical Industry in Figures,” Brussels EFPIA 2017. The major parallel exporting countries are Greece, Czech Republic and Slovakia, while major importing countries are Germany, United Kingdom, France, Italy and Netherlands. Thus, SkyPharm and Decahedron are each an operator and the mechanism between the supply and demand sides in the wholesale market. The Company could be characterized as the middle ring of this distribution channel.

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

j.	Delivery of the medicines to clients’ facilities; and

k.	Direct payment for the shipment.

We believe that the entire aforementioned product life cycle would take approximately six weeks to two months, from the demand list to the payment for the shipment.

In addition, Cosmofarm distributes to a growing network of over 320 pharmacies and 14 wholesalers primarily located in the greater Athens area. Cosmofarm consistently invests in upgrading automation capacity. Cosmofarm operates a fully automated ROWA (German pharmacy robotics) robotic warehouse system that ensures 0% error selection rate and accelerates the distribution process while ensuring higher cost-efficiency from local competitors.

Our subsidiaries SkyPharm and Decahedron trade over 400 different types of pharmaceutical products with the principal products being the following:

Product Description	Percentage of Total Current Sales	Treatment
OTEZLA TABL.	2.19%	Treatment of psoriasis
SPRYCEL TABL.	1.41%	Treatment of cancer
OTOMIZE EAR SPRAY	1.21%	Treatment of otitis externa

We are formulating a broader and more diversified pharmaceutical product portfolio and a greater selection of targets for potential development. We target products with limited competition for reasons such as trading complexity or the market size, which make our pharmaceutical products a key growth driver of our portfolio and complementary to other product offerings.

On September 30, 2018, the Company sold 100% of the share capital of Amplerissimo, which was, the former owner of SkyPharm, now a wholly-owned subsidiary of Cosmos Holdings, to an unaffiliated third party. The information technology business of Amplerissimo was not a priority of the Company and we were not pursuing such business. The Company is focusing its efforts in expanding the pharmaceutical trading business.

Customers

Through our subsidiaries, SkyPharm and Decahedron, we primarily sell pharmaceutical products directly to a limited number of large wholesale drug distributors who, in turn, supply-sell the products to other wholesalers, hospitals, pharmacies, governmental agencies across the European Union member states. Total revenues from the customers that accounted for 10% or more of our total consolidated revenues during the years ended December 31, 2019 & 2018 are as follows:

	2019	2018
MPA Pharma GmbH	5.78%	15.13%
Beragena Arzneimittel GmbH	1.52%	11.36%

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

Geographic Markets

All of our revenues are generated from operations in the European Union or otherwise earned outside the U.S. All of our foreign operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls, fluctuations in the relative values of currencies, political and economic instability and restrictive governmental actions including. Our geographical market sales distribution of our total consolidated revenues during the years ended December 31, 2019 and 2018 are as follows:

	2019	2018
Greece	65.71%	8.01%
Germany	16.82%	39.86%
UK	8.22%	26.72%
Hungary	2.76%	4.51%
Netherlands	2.13%	10.41%
Ireland	1.18%	4.10%
Libya	1.00%	0.00%
Poland	0.78%	2.39%
Italy	0.49%	1.30%
France	0.39%	1.05%
Denmark	0.25%	1.16%
Croatia	0.06%	0.00%
Turkey	0.06%	0.00%
Jordan	0.05%	0.44%
Indonesia	0.02%	0.02%
Georgia	0.01%	0.00%
Belgium	0.00%	0.01%
Spain	0.00%	0.02%
Total	100.00%	100.00%

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

Suppliers

We obtain pharmaceuticals and over the counter pharmaceutical products directly from manufacturers and other wholesalers of pharmaceutical products, three of which set forth below are the largest suppliers of our purchases in the fiscal years ended December 31, 2019 and 2018. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable since we are committed to be the primary source of pharmaceutical products for a majority of our customers. We believe that our relationships with our suppliers are strong. The 10 largest suppliers in fiscal year ended December 31, 2019 accounted for approximately 38% of our purchases.

	2019	2018
Medihelm Farmakapothiki S.A	6.91%	35.25%
Doc Pharma S.A	5.80%	15.61%
Nikolaos Katsinoulas Farmakapothiki S.A	4.85%	8.75%

Medihelm S.A. is considered a related party to the Company through June 30, 2019 due to the fact that the managing director of Medihelm is the mother of Nicholaos Lazarou, who was the managing director of the Company’s UK subsidiary, Decahedron until June 30, 2019.

Doc Pharma S.A is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the wife of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma SA in the past.

Competition

Our pharmaceutical businesses are conducted in intensely competitive and often highly regulated markets. Many of our trading of pharmaceutical products face competition in the form of branded or generic drugs that treat similar diseases or indications. The principal forms of competition include efficacy, safety, ease of use, and cost effectiveness. The means of competition vary across product categories and business groups, demonstrating that the value of our trading products is a critical factor for success in all of our principal businesses.

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

Information Systems

The Company operates its full-service wholesale pharmaceutical distribution facilities in the Europe on one primary enterprise resource planning (“ERP”) system that provides for, among other things, electronic order entry by customers, invoice preparation and purchasing, and inventory tracking. We are currently making significant investments to enhance and upgrade the ERP system.

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

Our subsidiary, SkyPharm, is ISO 9001 certified for a management system for the trade and distribution of pharmaceuticals. As part of the certification process by the International Organization for Standardization, we need to be compliant with the General Data Protection Regulation (GDPR) adopted by the European Union in May 2018. GDPR applies to the processing of personal data of persons in the EU by a controller or processor neither of which apply to SkyPharm.

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

Employees

As of December 31, 2019, our subsidiaries in Greece had 68 full-time employees in total, out of which 8 are engaged in the sales department, 2 in exports, 1 in the purchase department, 2 in the marketing department, 19 in warehouse services 10 in logistics/transportation works, 3 in pharmacy and quality assurance, 5 in the accounting department, 2 in the finance & development department, 1 in management, 3 in procurement, 3 in cleaning, 2 in administration, 6 in the call center and 1 in the IT department. Our employees are not members of any unions. We consider our relations with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.

As of December 31, 2019, Decahedron had three full-time employees, 1 in management, 1 in quality assurance and 1 in the warehouse.

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

Subsidiaries

As of year-end, the Company’s subsidiaries were SkyPharm S.A. based in Greece, Cosmofarm Ltd based in Greece, and Decahedron Ltd based in the United Kingdom.

Available Information

Our internet address is http://www.cosmoshold.com. We post links on our website to the following filings as soon as reasonably practicable after they are electronically filed or furnished to the SEC: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendment to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available through our website free of charge. The information on our Internet website is not incorporated by reference into this Form 10-K or our other securities filings and is not a part of such filings

Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330 or 1-202-551-8090. You can also access our filings through the SEC’s internet address site: www.sec.gov, under our OTCQB ticker COSM.

Item 1A. Risk Factors

The Company is not required to provide the information called for in this item due to its status as a Smaller Reporting Company.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company rents four corporate offices:

•

US Office corporate office is located at 141 W. Jackson Blvd, Suite 4236, Chicago, Illinois 60604. Beginning in January 2015, the monthly rent expense is $709, which was paid through December 31, 2017. The lease expired as of May 31, 2017, however, the Company entered into a two-year amendment to that lease that commenced as of June 1, 2017 through May 31, 2019. The monthly rate from June 1, 2017 through May 31, 2018 was $709 per month and increased to $730 per month from June 1, 2018 through May 31, 2019.

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

•

As of March 31, 2019, the offices of Cosmofarm were located at Herakleous 39, Neos Kosmos, Athens, Attiki, Greece, 11743. The lease of €1,400 ($1,654) per month expired on March 31, 2019. Cosmofarm has subsequently moved its principal offices to Gonata Stylianou 15, Peristeri, Attiki, Greece 12133. The Company has a ten-year lease which commenced on July 18, 2018, at the rate of €3,333 ($3,809), subject to a grace period until September 30, 2018. Rent expense did not accrue from July 18, 2018, to September 30, 2018. The Company rents additional square footage at Missonos 15-17, Neos Kosmos, Athens, Attiki, Greece, 11743. The Company has a three-year lease which commenced on May 1, 2017, at a rate of €400 ($457) per month.

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted through various over-the-counter systems at various times since 2009. Our common stock is currently quoted on the OTC QB under the symbol “COSM,” but there is a limited public trading market for our common stock. The liquidity of our shares on the OTC QB is limited and prices quoted may not be a reliable indication of the value of our common stock. The quotations do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low

Year Ended December 31, 2019
March 31, 2019	$3.95	$2.40
June 30, 2019	3.90	2.20
September 30, 2019	3.61	2.50
December 31, 2019	3.30	2.20

Year Ended December 31, 2018
March 31, 2018	12.50	8.60
June 30, 2018	8.50	5.00
September 30, 2018	9.00	4.45
December 31, 2018	7.40	3.00

Holders of Our Common Stock

As of December 31, 2019, we had 13,225,387 shares of our common stock issued and 12,860,059 shares outstanding, held by approximately 176 stockholders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

We are currently focusing our existing operations on expanding the business of our subsidiaries, SkyPharm (Greece) and Decahedron (UK), in order to become an international pharmaceutical company. The Company’s focus will be on Branded Pharmaceuticals, Over-the-Counter (OTC) medicines, and Generic Pharmaceuticals. The Company also intends to expand into Food Supplements and targets areas where we can build and maintain a strong position. The Company has already created its own line of vitamins and food supplement products under the brand name Sky Life Premium and targets areas where it can build and maintain a strong position. The Company uses a differentiated operating model based on a lean, nimble and decentralized structure, with an emphasis on acquisitions of established companies and our ability to maintain better pharmaceutical assets than others. This operating model and the execution of our corporate strategy are designed to enable the Company to achieve sustainable growth and create added value for our shareholders. In particular, we look to enhance our pharmaceutical and over-the-counter product lines by acquiring or licensing rights to additional products and regularly evaluate selective company acquisition opportunities.

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

On May 20, 2016, the Company entered into a Non-Binding Memorandum of Understanding with Doc Pharma SA to purchase the company for a combination of cash and stock to be agreed upon. Doc Pharma S.A is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the wife of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma SA in the past. Doc Pharma is a pharmaceutical manufacturer with production facilities in Athens, Greece, certified under Good Manufacturer Practices (GMP). The company owns numerous licenses of generic medicines and uses its own network of pharmaceutical sales representatives to communicate its products with doctors. The company also trades prototype medicines, food supplements. Closing of the transaction is subject to execution of definitive exchange agreements, a full audit of Doc Pharma, satisfactory completion of due diligence of Doc Pharma, tax and legal consideration and other customary closing conditions. The Memorandum of Understanding expired on December 31, 2016, and has not been formally renewed or extended, however is being pursued.

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

On August 25, 2017, we received shareholder and board approval for a reverse stock split of our common stock on the basis of issuing one (1) share of common stock in exchange for each ten (10) shares of common stock issued and outstanding. On November 21, 2017, the reverse stock split was made affective by FINRA. On November 21, 2017, the Company effected a one-for-ten (1:10) reverse stock split whereby the Company decreased, by a ratio of one-for-ten (1:10) the number of issued and outstanding shares of Common Stock. Proportionate adjustments for the reverse stock split were made to the Company’s outstanding stock options, and warrants including all share and per-share data, for all amounts and periods presented in the consolidated financial statements. All share and per share date in this Report gave retroactive effect to the reverse stock split unless otherwise noted.

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

The Effects of COVID-19 on Our 2020 Operations

The World Health Organization (WHO) declared the coronavirus outbreak a pandemic on January 30, 2020. Since the outbreak in China in December 2019, COVID-19 has expanded its impact to Europe, where all of our operations reside as well as our employees, suppliers and customers.  To date, our operations have been affected by the following adverse risks:

Adverse Risks

•         Drug shortages due to ban of exports

•         Problems/restrictions in supply chain

•         Logistics delays

•         Restrictions on employees’ ability to work

•         Liquidity issues (AR/AP) – payment delays and new government regulations for freezing payment terms

•         National or EU long lasting recession

Subsequent to year-end, management has identified opportunities as listed below, that could balance, at least in part, the adverse effects of COVID-19 during the fiscal year-end 2020. However, there can be no assurance that this will occur prior to a vaccine and treatment becoming effective.

Opportunities

•         Sales increase of OTC products branded

•         Sales increase of food supplements (Vitamin D3, Vitamin C, multivitamins)

•         Sales increase of antibacterial products and medicine masks

•         Obtain exclusive distribution rights for detection test kits for COVID-19

•         Governmental financing incentives related to liquidity

•         VAT incentives (in the UK the VAT of imports is waived on medical products)

Management’s Expectations

Management believes that there could be a positive long-term outcome, which could result in an increase in sales of OTC branded products, food supplements, antibacterial products and medical masks. However, there is no guarantee of such results. Therefore, we will increase R&D as we are aiming to innovate and create new products in order to help combat against COVID-19. We have adapted our strategy in response to COVID-19 and will continue to do so, since we are expecting the impact of COVID-19 to continue for the next 18-24 months.

What Effect Will COVID-19 Have on the Company’s Disclosure Controls

Management does not believe COVID-19 will have a significant effect on our disclosure controls as there have been no changes to date. Our operations have continued at a normal pace, at least 90% of our staff continue to work on site and those staff who are working remotely have no impact on our disclosure controls.

Acquisition - Cosmofarm Ltd.

On December 19, 2018, the Company completed the purchase of all capital stock of Cosmofarm Ltd., a pharmaceutical wholesaler based in Athens, Greece. The principal of the selling shareholder is Panagiotis Kozaris, who remained with Cosmofarm as a director and chief operating officer once it became a wholly-owned subsidiary of the Company. Grigorios Siokas, the Company’s CEO, became the new CEO of Cosmofarm. Mr. Kozaris had no prior relationship to the Company other than as an independent shareholder. The purchase price payable is €200,000 evidenced by a promissory note. Closing of the acquisition was subject to satisfactory completion of due diligence, delivery of audited and interim financial statements of Cosmofarm subject to being audited by PCAOB auditors, no material adverse change in the business or financial condition of Cosmofarm, all necessary consents and approvals to complete the acquisition have been obtained and other customary closing conditions.

Cosmofarm’s primary activity as a pharmaceutical wholesaler is the distribution of pharmaceuticals (mainly prescription), OTC products and nutraceuticals to a growing network of over 320 pharmacies and 14 wholesalers primarily located in the greater Athens, Greece region. To boost cost-efficiency and better facilitate its growing operations, the Company t relocated to a larger building in March 2019. Cosmofarm also seeks to expand its current operations automation investments by acquiring fully-integrated order management systems and additional robotic logistics over equipment.

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

Results of Operations

Year ended December 31, 2019 versus December 31, 2018

For the year ended December 31, 2019, the Company had a net loss of $3,298,965 on revenue of $39,676,385, versus a net loss of $9,060,658 on revenue of $37,083,882, for the year ended December 31, 2018.

Revenue

Revenue during the Company’s twelve-month period ended December 31, 2019, increased by 7% as compared to revenues in the period ended December 31, 2018. This increase is mainly because of the organic growth attributed to our subsidiary, Cosmofarm, which continued the expansion of point sales even more aggressively during the year ended December 31, 2019.

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

Cost of Goods Sold

For the twelve months ended December 31, 2019, we had direct costs of goods sold of $36,014,116 associated to cost of goods sold versus $34,675,242 from the prior fiscal year ended December 31, 2018. Cost of goods sold year over year increased by 3.9%.

Gross Profit

Gross profit for the year ended December 31, 2019 was $3,662,269 compared with the $2,408,640 for the year ended December 31, 2018. Gross profit increased by $1,253,629 or 52% from the prior fiscal year. The increase in the gross profit was primarily due to the increase of Company’s main revenue source of trading, sourcing and distribution of pharmaceutical products, as well as the launch of our own brand of nutraceuticals; SkyPremium Life.

Operating Expenses

For the year ended December 31, 2019, we had general and administrative costs of $3,523,450 and depreciation and amortization expense of $394,628 for a net operating loss of $255,809. For the year ended December 31, 2018, we had general and administrative costs of $3,593,132, depreciation and amortization expense of $43,930, for a net operating loss of $1,228,422

The approximate 8% increase in operating expenses in the year ended December 31, 2019, versus the prior year ended, is primarily due to the acquisition of Cosmofarm. Also, there is an increase of the payroll, advertisement and other operating expenses.

Interest Expenses

For the year ended December 31, 2019, we had interest expense of $1,412,465, non-cash interest expenses of $320,205 related to the fair value of warrants for services, extinguishment of debt and the amortization of debt discount and $264 of interest related to loans from related parties versus the year ending December 31, 2018 where we had interest expense of $967,824, non-cash interest expenses of $5,839,581 related to the fair value of warrants for services and the amortization of debt discount and $264 of interest related to loans from related parties.

Unrealized Foreign Currency losses

Additionally, we had an unrealized foreign currency translation loss of $49,167 for the year ended December 31, 2019 such that our net comprehensive loss for the period was $3,348,132 versus the unrealized foreign currency gain of $1,418,057 such that our net comprehensive loss for the period was $7,642,601 for the twelve months ended December 31, 2018.

Going Concern

The Company’s consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net loss of $3,298,965 for the year ended December 31, 2019, and had an accumulated deficit of $19,571,610 as of December 31, 2019. The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Liquidity and Capital Resources

As of December 31, 2019, the Company had a working capital deficit of $7,062,520 versus a working capital deficit of $3,927,074 as of December 31, 2018. This increase in the working capital deficit is primarily attributed to the Company’s operating losses in the year ending as of December 31, 2019.

As of December 31, 2019, the Company had net cash of $38,537 versus $864,343 as of December 31, 2018. For the twelve months ended December 31, 2019, net cash used in operating activities was $4,788,842 versus $1,155,306 net cash used in operating activities for the twelve months ended December 31, 2018. The Company has devoted substantially all of its cash resources to apply its investment program to expand through organic business growth and, where appropriate, the execution on selective company and license acquisitions, and incurred significant general and administrative expenses to enable it to finance and grow its business and operations.

During the twelve months period ended December 31, 2019, there was $588,929 net cash provided by investing activities versus $195,772 used in during the year ended December 31, 2018. This was primarily due to proceeds from the sale of investments offset by the purchase of fixed assets.

During the twelve months period ended December 31, 2019, there was $3,587,330 of net cash and cash equivalents provided by financing activities versus $1,988,302 provided by financing activities during the twelve months period ended December 31, 2018.

We believe that our current cash in our bank account and working capital as of December 31, 2019 will satisfy our estimated operating cash requirements for the next twelve months. However, the Company will require additional financing in fiscal year 2020 in order to continue at its expected level of operations and potential acquisitions. If the Company is unable to raise additional funds in the future on acceptable terms, or at all, it may be forced to curtail its development activities.

We anticipate using cash in our bank account as of December 31, 2019, cash generated from the operations of the Company and its operating subsidiaries and from debt or equity financing, or from loans from management, to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obligated to provide these or any other funds.

Debt Obligations

Loan Facility

On August 4, 2016, SkyPharm entered into a Loan Facility Agreement, last amended on April 18, 2018, with Synthesis Peer-To-Peer Income Fund (the “Loan Facility” and the “Lender”). As of December 31, 2018, the outstanding balance under the Loan Facility was $3,078,442 excluding interest expense, of which $136,800 has been paid. The principal balance under the Loan Facility was $$3,078,442 as of December 31, 2019. Until January 1, 2018, advances under the Loan Facility accrued interest at ten percent (10%) per annum from the applicable date of each drawdown and require quarterly interest payments. The interest rate was restated as of January 1, 2018 to four (4%) percent plus quarterly Libor Payments, plus two (2%) percent default interest on unpaid amounts in addition to the interest rate. The Loan Facility permits prepayment and is due upon the earlier of (i) 75 days following demand of the Lender; or (ii) December 31, 2021, as last amended. The Loan Facility is secured by a personal guaranty of Grigorios Siokas which is secured by a pledge of 1,000,000 shares of common stock of the Company owned by Mr. Siokas.

On April 18, 2018, SkyPharm S.A. entered into a ten-year Advisory Agreement with Synthesis Management Limited (the “Advisor”). The Advisor was retained to assist SkyPharm to secure corporate finance capital. The Advisor shall be paid €104,000 per year during the ten-year term, all of which have been pre-paid by SkyPharm for future financing services.

Bridge Loans

On March 16, 2017 and March 20, 2017, SkyPharm entered into loan agreements with the Synthesis Peer-To Peer-Income Fund (the “Bridge Loans”). The Bridge Loans provided to SkyPharm loans of €41,590 ($50,000) and €100,000 ($120,220), respectively, during the year ended December 31, 2017. The Bridge Loans accrue interest at a rate of 10% per annum and were repayable on April 16, 2017 and April 20, 2017, respectively, together with all other amounts then accrued and unpaid. On April 16, 2017, the maturity dates were amended for no additional consideration or change in terms and conditions. The maturity dates of both loans were amended, and they matured on May 16, 2017 and May 20, 2017, respectively. Pursuant to the above described April 18, 2018 agreement and effective January 1, 2018, the Company reached an agreement with Synthesis Peer-To-Peer Income Fund such that the March 20, 2017 loan would have a fixed USD payoff amount of $106,542. As a result of this agreement the Company recorded a gain on settlement of debt of €16,667 ($19,909) related to the reduction of the USD payoff amount and an additional gain on settlement of debt of €3,950 ($4,781) related to interest that had accrued on the original amount of the loan. The Company has accrued interest expense of an aggregate total of €24,608 ($27,627) for both loans and the outstanding balances of these loans was €45,809 ($50,000) and €83,333 ($106,542), respectively, as of December 31, 2019.

On May 5, 2017, SkyPharm entered into a loan agreement with Synthesis Peer-To-Peer Income Fund for €28,901 ($34,745). The loan accrues interest at a rate of 10% per annum and matured on September 30, 2017. The Company has accrued interest expense of €5,437 ($6,104) and the outstanding balance on this loan was €31,388 ($34,745) as of December 31, 2019.

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

Trade Facility Agreements

On April 10, 2017, Decahedron entered into a Trade Finance Facility Agreement (the “Decahedron Facility”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”). The Decahedron Facility provides the following material terms:

•	The Lender will provide Decahedron a facility of up to €2,750,000 ($3,087,425) secured against Decahedron’s receivables from the sale of branded and generic pharmaceutical sales.

•	The total facility will be calculated as 95% of the agreed upon value of Decahedron’s receivables.

•	The term of the Decahedron Facility will be for 12 months.

•	The obligations of Decahedron are guaranteed by the Company pursuant to a Cross Guarantee and Indemnity Agreement.

•	The Lender has the right to make payments directly to Decahedron’s suppliers.

•	The following fees should be paid in connection with the Decahedron Facility:

• 2% of the maximum principal amount as an origination fee.

• A one percent (1%) monthly fee.

The current draw on the Decahedron Facility is $0.

On May 12, 2017, SkyPharm entered into a Trade Finance Facility Agreement (the “SkyPharm Facility”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”). The SkyPharm Facility provides the following material terms:

•

The Lender will provide SkyPharm a facility of up to €2,000,000 ($2,245,400) secured against SkyPharm’s receivables from the sale of branded and generic pharmaceutical sales. In the event that accounts receivable becomes uncollectible, the Company will be obligated to pay back the notes in full.

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

• A one percent (1%) monthly fee.

On November 16, 2017, SkyPharm signed an amended agreement with Synthesis Structured Commodity Trade Finance Limited that increased the maximum aggregate facility limit from €2,000,000 ($2,245,400) to €6,000,000 ($6,736,200). All other terms of the original agreement remain the same. The Company also obtained consents from Synthesis Peer-to-Peer Income Fund in connection with obtaining the November 2017 convertible debt financing.

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

The Deed is conditioned upon, among other things, execution and perfection of a Bulgarian Amended Pledge (“BAP”) having priority over the Bulgarian Pledge Accounts with Unicredit Bulbank AD; and the Approved Purchasers are to make all payments to SkyPharm directly to the BAP. On May 16, 2018, SkyPharm and Synthesis also entered into an Account Merge Agreement (the “Pledge”) as a requirement under the above-described Deed. Under the Pledge, Synthesis is to receive a first ranking securities interest in SkyPharm’s outstanding receivables under the Bulgarian bank account. During the year ended December 31, 2018, SkyPharm borrowed an additional €270,000 ($247,117) in funds. The draw on the SkyPharm Facility was €2,000,000 ($2,245,400) and $4,000,000 as of December 31, 2019 (see below), and the Company has accrued $0 and $19,834, respectively in interest expense related to this agreement.

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

The Notes are subject to acceleration in an Event of Default (as defined in the Notes). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the Notes. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2019, the Company had a principal balance $250,000 and $250,000 on these notes and the Company had accrued $9,452 and $28,098, respectively, in interest expense.

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

The Note is subject to acceleration in an Event of Default (as defined in the Note). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2019, the Company had a principal balance $250,000 on this note and the Company had accrued $27,431 in interest expense.

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

The July Note is subject to acceleration in an Event of Default. Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the July Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2019, the Company had a principal balance $750,000 on this note and the Company had accrued $49,625 in interest expense.

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

The August Note is subject to acceleration in an Event of Default. Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the August Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2019, the Company had a principal balance $500,000 on this note and the Company had accrued $31,438 in interest expense.

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

The October Note is subject to acceleration in an Event of Default. Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the October Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2019, the Company had a principal balance $250,000 on this note and the Company had accrued $7,705 in interest expense.

December 6, 2019 Senior Promissory Note

On December 6, 2019, the Company executed a Senior Promissory Note (the “December Note”) in the principal amount of $250,000 payable to an unaffiliated third-party lender who had previously loaned the Company $2,250,000. The December Note bears interest at the rate of five (5%) percent per annum, paid quarterly in arrears. The December Note matures on March 31, 2020 unless prepaid or in default. The Company may prepay the December Note after six (6) months, with a two (2%) percent ($5,000) premium.

The December Note is subject to acceleration in an Event of Default. Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the December Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2019, the Company had a principal balance $250,000 on this note and the Company had accrued $890 in interest expense.

January 27, 2020 Senior Promissory Note

On January 27, 2020, the Company executed a Senior Promissory Note (the “January Note”) in the principal amount of $250,000 payable to an unaffiliated third-party lender who had previously loaned the Company $2,500,000. The January Note bears interest at the rate of five (5%) percent per annum, paid quarterly in arrears. The January Note matures on May 15, 2020 unless in default. The Company may prepay the January Note within the first six (6) months by payment of unpaid interest for the first six (6) months and, after six (6) months, with a two (2%) percent ($5,000) premium.

February 25, 2020 Senior Promissory Note

On February 25, 2020, the Company executed a Senior Promissory Note (the “February Note”) in the principal amount of $1,000,000 payable to an unaffiliated third-party lender. The February Note bears interest at the rate of eighteen (18%) percent per annum, paid quarterly in arrears. The February Note matures on April 30, 2020 unless in default.

November 15, 2017 Senior Convertible Notes

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

September 4, 2018 Senior Convertible Notes

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

The Warrants have a five-year term and are exercisable into 357,334 shares of common stock beginning May 1, 2019 or six months after the issue date. The Warrants are exercisable at $7.50 per share subject to full ratchet anti-dilution protection (see above). As of the date of filing of the registration statement, there were no anti-dilution trigger events. The Warrants will be exercisable on a cashless basis if a registration statement is not effective covering the resale of the underlying Warrant Shares. The Company calculated the warrants at relative fair value of approximately $910,078, which was recognized as a discount to the Notes and is being amortized as interest expense over the remaining term of the Notes.

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

May 15, 2019 Senior Convertible Note

On May 15, 2019, the Company entered into a Securities Purchase Agreement with an institutional investor (the “Buyer”). Upon the closing of this financing, on May 17, 2019, the Company issued for a purchase price of $1,500,000 in principal amount a Senior Convertible Note (the “May 2019 Note”) to the Buyer.

The May 2019 Note provides that the Company will repay the principal amount of the May 2019 Note on the ten (10) month anniversary date of the date of issue. The maturity date was amended on March 23, 2020 to September 16, 2020. Interest at the rate of nineteen (19%) percent per annum shall be payable on the first day of each calendar month.

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

As of December 31, 2019, the Company had a principal balance $1,500,000 on the May 2019 Note and the Company had accrued $25,334 in interest expense.

Roth Capital Partners, LLC (“Roth”), as the Company’s exclusive placement agent, received a cash commission for this transaction equal to six (6%) percent of the total gross proceeds of the offering. This 6% fee or $90,000 was recorded as debt discount along with the $30,000 in legal fees associated with the May 2019 Note. These fees will be amortized over the term of the note. For the year ended December 31, 2019, the Company has recorded amortization of $90,491.

Amendment of May 15, 2019 Senior Convertible Note

On March 23, 2020, the Company entered into a Forbearance and Amendment Agreement (the “Agreement”) with an institutional investor (the “Buyer”). The Company entered into a Securities Purchase Agreement (the “SPA”) with the Buyer on May 15, 2019, pursuant to which the Company issued a Convertible Note (the “Note”) in the principal amount of $1,500,000. The Note was due on or before March 15, 2020 and was not paid (the “Existing Default”). The Note provides that upon an Event of Default, the Buyer may, among other things, require the Company to redeem all or a portion of the Note at a redemption premium of 120%, multiplied by the product of the conversion rate ($6.00per share) and the then current market price.

The Agreement provides that the Buyer will (a) forbear (i) from taking any action with respect to the Existing Default and (ii) from issuing any demand for redemption of the Note on the basis of the Existing Default until the earlier of: (1): (September 16, 2020 (or, if earlier, such date when all amounts outstanding under the Note shall be paid in full or converted into shares of Common Stock in accordance therewith) and (2) the time of any breach by the Company of the Agreement or the occurrence of an Event of Default that is not an Existing Default (the “Forbearance Expiration Date), (b)during the Forbearance Period waive the prepayment premium to any Company Optional Redemption, and (c) during the Forbearance Period, waive the repayment in full of the Note other than the Required Payments (as defined) prior to September 16, 2020. The Scheduled Required Prepayments are $100,000 upon signing the Agreement and five (5) monthly payments thereafter aggregating $200,000 with all amounts outstanding under the Note due on September 16, 2020. In addition, there are mandatory prepayments in the event the Company completes a Subsequent Placement (as defined) or long-term debt (other than from the Buyer or from officers and directors and advisors of the Company) or factoring and purchase order indebtedness, the Company shall effect a Company Optional Redemption amount equal to 50% of the gross proceeds (less reasonable expenses of counsel and any investment bank) together with all Scheduled Required Payments.

Related Party Indebtedness

Doc Pharma S.A

On November 1, 2015, the Company entered into a €12,000 ($12,662) Loan Agreement with Doc Pharma S.A., pursuant to which Doc Pharma S.A., paid existing bills of the Company in the amount of €12,000 ($12,662), excluding the Vendor Bills. The loan bears an interest rate of 2% per annum and was due and payable in full on October 31, 2016. As of December 31, 2019, the Company had an outstanding principal balance under this note of €12,000 ($13,472) and accrued interest expense of $1,100.

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

During the year ended December 31, 2018, the Company borrowed €1,622,700 ($1,858,965) and $382,000 of loans payable from Grigorios Siokas and repaid €269,000 ($308,166) and $155,000 of these loans. These loans are non-interest bearing and have no maturity dates. As of December 31, 2018, the Company had an outstanding principal balance of $1,777,799, consisting of €1,353,700 ($1,550,799) and $227,000, in loans payable to Grigorios Siokas. During the year ended December 31, 2019, the Company borrowed total additional proceeds of $585,914, repaid €233,567 ($262,226) of these loans and converted $1,050,000 of these loans into 140,001 shares of common stock at a conversion rate of $7.50 per share. These loans are non-interest bearing and have no maturity dates. As of December 31, 2019, the Company had an outstanding principal balance under these loans of $1,026,264 consisting of €297,314 ($303,502) and $722,762, in loans payable to Grigorios Siokas.

On December 20, 2018, the €1,500,000 ($1,718,400) note payable, originally borrowed pursuant to a Loan Agreement with a third-party lender, dated March 16, 2018, was transferred to Grigorios Siokas. The note bears an interest rate of 4.7% per annum and has a maturity date of March 18, 2019. During the year ended December 31, 2019, the Company repaid €300,000 ($336,810) and as of December 31, 2019, the Company had an outstanding principal balance of €1,200,000 ($1,347,240) and accrued interest of €144,207 ($128,447).

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

Dimitrios Goulielmos

On November 21, 2014, SkyPharm entered into a Loan Agreement with Dimitrios Goulielmos, former Chief Executive Officer, and a current director of the Company, pursuant to which the Company borrowed €330,000 ($401,115) from Mr. Goulielmos. The Loan bore an interest rate of 2% per annum and was due and payable in full on May 11, 2015. On November 4, 2015, €130,000 ($142,860) in principal and the related accrued interest of €733 ($806) was forgiven and the remaining balance of €200,000 will no longer accrue interest as part of the stock purchase agreement with Grigorios Siokas on November 4, 2015 referenced above. The Company repaid €146,500 in prior years. During the year ended December 31, 2019, the Company paid back an additional €40,300 ($45,245) and as of December 31, 2019, an outstanding principal balance of €13,200 ($14,820) and €0 ($0) accrued interest remains.

Konstantinos Vassilopoulos

During the year ended December 31, 2018, the Company borrowed and repaid an aggregate of $168,000 to Mr. Konstantinos Vassilopoulos. These loans have no formal agreement and bear no interest. As of December 31, 2018, an outstanding principal balance of $0 and $0 accrued interest remains.

Nicholaos Lazarou

Following the acquisition of Decahedron, Nicholaos Lazarou was the managing director of the Company’s UK subsidiary until June 30, 2019.

On December 19, 2017, the Company entered into a stock purchase agreement with Nicholaos Lazarou whereby for consideration of €80,000 ($94,495) the Company purchased 20,000 shares of its common stock. As per the agreement, the sale and transfer of the shares occurred on December 19, 2017, the date of signing, however the Company is entitled to pay the full consideration in tranches until July 2018. As of December 31, 2017, the Company has paid consideration of €28,000 ($33,073) and had an amount due to related party of €52,000 ($61,422) recorded as accounts payable related party as of December 31, 2017. The shares were returned to the Company in February 2018. During the year ended December 31, 2018, the Company repaid the remaining balance of €52,000 ($61,448) and has an amount due to related party of €0 ($0) as of December 31, 2018.

On June 18, 2018, the Company entered into a stock purchase agreement with Nicholaos Lazarou, whereby for consideration of €60,000 ($69,912) the Company repurchased 15,000 shares of its common stock. As per the agreement, the sale and transfer of the shares occurred on June 18, 2018, the date of signing, however the Company is entitled to pay the full consideration in tranches until November 2018. During the year ended December 31, 2018, the Company has paid consideration of €60,000 ($70,902) and has an amount due to related party of €0 ($0) as of December 31, 2018.

On November 30, 2018, the Company entered into a stock purchase agreement with Nicholaos Lazarou, whereby for consideration of $60,000 the Company repurchased 20,000 shares of its common stock. As per the agreement, the sale and transfer of the shares occurred on November 30, 2018, the date of signing, however, the Company was entitled to pay the full consideration in tranches until August 2019. As of December 31, 2018, the Company had an amount due to related party of $48,683. During the year ended December 31, 2019, the Company repaid the remaining balance in the amount of $48,683.

On June 20, 2019, the Company entered into a stock purchase agreement with Nicholaos Lazarou whereby for consideration of $15,000, the Company repurchased 114,518 shares of its common stock. As per the agreement, the sale and transfer of the shares occurred on June 20, 2019, the date of signing. During the year ended December 31, 2019, the Company paid the $15,000 in consideration in full.

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

We are also committed to pursuing various forms of business development; this can include trading, alliances, licenses, joint ventures, dispositions and acquisitions. Moreover, we hope to continue to build on our portfolio of pharmaceutical products and expand our product pipeline to generic and nutraceutical products. Thus, we plan to formulate a sound sales distribution network specializing in food supplement products.

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

Off Balance Sheet Arrangements

As of December 31, 2019, there were no off-balance sheet arrangements.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Cosmos Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cosmos Holdings, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2019.

/s/ Armanino LLP

San Francisco, California

April 14, 2020

COSMOS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$38,537	$864,343
Accounts receivable, net	7,348,945	4,753,291
Accounts receivable - related party	1,919,043	189,760
Marketable securities	238,940	2,712,890
Inventory	3,474,220	3,202,767
Other investments	4,381	4,471
Prepaid expenses and other current assets	1,549,055	1,662,579
Prepaid expenses and other current assets - related party	5,940,124	4,957,061
Operating lease right-of-use asset	498,180	-
Financing lease right-of-use asset	167,310	-

TOTAL CURRENT ASSETS	21,178,735	18,347,162

Property and equipment, net	1,734,781	1,425,632
Goodwill and intangible assets, net	263,681	296,767
Other assets	702,439	625,392

TOTAL ASSETS	$23,879,636	$20,694,953

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,561,681	$5,933,464
Accounts payable and accrued expenses - related party	240,302	139,556
Customer advances	247,318	1,067,200
Convertible notes payable, net of unamortized discount of $29,509 and $229,713, respectively	1,470,491	135,800
Notes payable	12,029,724	9,803,733
Notes payable - related party	1,375,532	1,793,437
Lines of credit	2,750,992	1,514,583
Loans payable - related party	1,026,264	1,775,251
Taxes payable	175,939	-
Operating lease liability, current portion	139,556	-
Financing lease liability, current portion	58,185	-
Other current liabilities	165,271	111,212

TOTAL CURRENT LIABILITIES	28,241,255	22,274,236

Share settled debt obligation	1,554,590	1,554,590
Operating lease liability, net of current portion	353,024	-
Financing lease liability, net of current portion	82,523	-
Other liabilities	109,073	183,577
TOTAL LIABILITIES	30,340,465	24,012,403

Commitments and Contingencies (see Note 13)	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2019 and 2018, respectively	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 13,225,387 and 13,878,757 shares issued and 12,860,059 and 13,685,067 outstanding as of December 31, 2019 and 2018, respectively	13,225	13,879
Additional paid-in capital	13,525,749	13,133,982
Treasury stock, 365,328 and 193,690 shares as of December 31, 2019 and 2018, respectively	(411,854)	(225,494)
Accumulated deficit	(19,571,610)	(16,272,645)
Accumulated other comprehensive income (loss)	(16,339)	32,828

TOTAL STOCKHOLDERS' DEFICIT	(6,460,829)	(3,317,450)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$23,879,636	$20,694,953

The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2019	2018

REVENUE	$39,676,385	$37,083,882

COST OF GOODS SOLD	36,014,116	34,675,242

GROSS PROFIT	3,662,269	2,408,640

OPERATING EXPENSES
General and administrative expenses	3,523,450	3,593,132
Depreciation and amortization expense	394,628	43,930
TOTAL OPERATING EXPENSES	3,918,078	3,637,062

LOSS FROM OPERATIONS	(255,809)	(1,228,422)

OTHER INCOME (EXPENSE)
Other income, net	233,877	19,078
Interest expense - related party	(264)	(264)
Interest expense	(1,412,465)	(967,824)
Non-cash interest expense	(320,205)	(5,839,581)
Forgiveness of debt	-	47,717
Loss on equity investments, net	(1,220,085)	-
Gain on exchange of equity investments, and gain on change in fair value	-	2,500,000
Gain on sale of Amplerissimo	-	146,647
Loss on extinguishment of debt	-	(1,464,698)
Debt modification expense	-	(1,942,156)
Foreign currency transaction loss, net	(141,199)	(313,829)
TOTAL OTHER EXPENSE, NET	(2,860,341)	(7,814,910)

LOSS BEFORE INCOME TAXES	(3,116,150)	(9,043,332)

INCOME TAX EXPENSE	(182,815)	(17,326)

NET LOSS	(3,298,965)	(9,060,658)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net	(49,167)	1,418,057

TOTAL COMPREHENSIVE LOSS	$(3,348,132)	$(7,642,601)

BASIC NET INCOME (LOSS) PER SHARE	$(0.25)	$(0.68)
DILUTED NET INCOME (LOSS) PER SHARE	$(0.25)	$(0.68)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	13,273,596	13,306,612
Diluted	13,273,596	13,306,612

The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

									Other
	Preferred Stock		Common Stock		Additional	Treasury Stock			Comprehensive	Total
	No. of Shares	Amount	No. of Shares	Amount	Paid-in Capital	No. of Shares	Amount	Accumulated Deficit	Income (Loss)	Stockholders' Deficit

Balance at January 1, 2018	-	-	12,825,393	$12,825	$5,652,429	(138,689)	$(95,882)	$(7,211,987)	$(1,385,229)	$(3,027,844)
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	1,418,057	1,418,057
Stock-based compensation	-	-	-	-	242,003	-	-	-	-	242,003
Modification of debt	-	-	-	-	3,518,241	-	-	-	-	3,518,241
Conversion of convertible notes and accrued interest to common stock	-	-	1,053,364	1,054	1,718,340	-	-	-	-	1,719,394
Purchase of treasury stock from officer	-	-	-	-	-	(55,000)	(129,612)	-	-	(129,612)
Relative fair value of warrants issued with convertible debt	-	-	-	-	910,078	-	-	-	-	910,078
Beneficial conversion feature discount related to convertible notes payable	-	-	-	-	934,922	-	-	-	-	934,922
Fair value of warrants issued for services	-	-	-	-	157,969	-	-	-	-	157,969
Net loss	-	-	-	-	-	-	-	(9,060,658)	-	(9,060,658)
Balance at December 31, 2018	-	-	13,878,757	$13,879	$13,133,982	(193,689)	$(225,494)	$(16,272,645)	$32,828	$(3,317,450)
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	(49,167)	(49,167)
Cancellation of pre-delivery shares issued in connection with convertible debentures	-	-	(573,742)	(574)	574	-	-	-	-	-
Purchase of treasury stock from third party	-	-	-	-	-	(391,268)	(845,247)	-	-	(845,247)
Conversion of related party debt to common stock	-	-	140,001	140	1,049,860	-	-	-	-	1,050,000
Cancellation of treasury shares	-	-	(219,629)	(220)	(658,667)	219,629	658,887	-	-	-
Net loss	-	-	-	-	-	-	-	(3,298,965)	-	(3,298,965)
Balance at December 31, 2019	-	-	13,225,387	$13,225	$13,525,749	(365,328)	$(411,854)	$(19,571,610)	$(16,339)	$(6,460,829)

The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,298,965)	$(9,060,658)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and amortization expense	234,086	43,930
Amortization of right-of-use assets	160,542	-
Amortization of debt discounts	320,205	5,681,613
Lease expense	185,540	-
Loss on extinguishment of debt	-	1,464,698
Gain on forgiveness of debt	-	(47,717)
Loss on debt modification	-	1,942,156
Gain on sale of subsidiary	-	(146,647)
Stock-based compensation	-	242,002
Gain on exchange of equity instruments and gain on change in fair value	-	(2,500,000)
Fair value of warrants issued for services	-	157,969
Loss on change in fair value of equity investments	1,220,085	-
Changes in Assets and Liabilities:
Accounts receivable, net	(2,595,654)	483,820
Accounts receivable - related party	(1,729,283)	(18,368)
Inventory	(271,453)	1,431,012
Prepaid expenses and other current assets	76,773	864,925
Prepaid expenses and other current assets - related party	(983,063)	(2,232,089)
Other assets	(77,047)	846,322
Accounts payable and accrued expenses	2,628,217	(332,749)
Accounts payable and accrued expenses - related party	100,746	(296,974)
Customer advances	(819,882)	(125,400)
Other current liabilities	54,059	31,116
Lease liabilities	(142,846)	-
Taxes payable	175,939	64,885
Other liabilities	(26,841)	(49,152)
NET CASH USED IN OPERATING ACTIVITIES	(4,788,842)	(1,555,306)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(672,789)	(503,362)
Proceeds from sale of investments	1,261,718	-
Cash received from acquisition	-	307,590
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	588,929	(195,772)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of convertible note payable	(365,514)	(3,557,381)
Proceeds from convertible note payable	1,380,000	1,845,000
Payment of related party note payable	(382,055)	(18,330)
Proceeds from related party note payable	-	1,718,400
Payment of note payable	(221,418)	(1,259,804)
Proceeds from note payable	2,500,000	403,957
Payment of related party loan	(262,226)	(631,166)
Proceeds from related party loan	585,915	2,408,965
Proceeds from issuance of share settled debt obligation	-	1,554,590
Payment of lines of credit	(11,098,839)	(437,576)
Proceeds from lines of credit	12,371,190	41,700
Payments of finance lease liability	(74,476)	-
Purchase of treasury stock	(845,247)	(80,053)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,587,330	1,988,302

Effect of exchange rate changes on cash	(213,223)	(155,734)

NET CHANGE IN CASH	(825,806)	81,490

CASH AT BEGINNING OF YEAR	864,343	782,853
CASH AT END OF YEAR	$38,537	$864,343

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$447,731	$299,946
Income tax	$11,605	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Cancellation of pre-delivery shares issued for conversion of convertible notes payable	$574	$-
Issuance of note payable related to the acquisition of Cosmofarm	$-	$227,912
Related party accrual for repurchase of shares of common stock	$-	$48,683
Proceeds due from sale of subsidiary	$-	$5,811
Pre-delivery shares issued for future conversion of convertible notes payable	$-	$1,054
Discounts related to warrants issued with convertible debentures	$-	$910,078
Discounts related to beneficial conversion features of convertible debentures	$120,000	$934,922
Conversion of convertible notes payable to common stock	$1,050,000	$1,719,395

 The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2019

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Cosmos Holdings, Inc. (“us,” “we,” or the “Company”) is an international pharmaceutical wholesaler. The Company imports, exports and distributes brand-name and generic pharmaceuticals, over-the-counter (“OTC”) medicines, a variety of vitamins, and dietary supplements. Through December 31, 2019, we operated our business through three wholly owned subsidiaries: (i) SkyPharm S.A. (“SkyPharm”), headquartered in Thessaloniki, Greece; (ii) Decahedron Ltd. (“Decahedron”), headquartered in Harlow, United Kingdom (“UK”); and (iii) Cosmofarm Ltd. (“Cosmofarm”), headquartered in Athens, Greece. Our business is primarily comprised of cross-border sales of brand-name pharmaceutical products in the European Union (“EU”). Our cross-border pharmaceutical wholesale business serves wholesale pharmaceutical distributors and independent retail pharmacies across the EU through a network of three strategic distribution centers, as well as an additional warehousing facility. Pharmaceutical manufacturers generally implement variable pricing strategies within the EU market. Identifying and evaluating price spreads between EU member states enables us to source brand-name pharmaceuticals from countries where ex-factory prices are comparatively low and export to countries where the same products are priced higher. We remain focused on leveraging our growing purchasing scale and supplier relationships to secure discounts and provide pharmaceuticals at reduced prices and continuing to drive organic growth at attractive margins for our cross-border pharmaceutical wholesale business.

We regularly evaluate and undertake strategic initiatives to expand our distribution reach, improve our profit margins, and strengthen our competitive position. In 2018, we entered the vitamins and food supplements segment and in the fourth quarter of 2018 we posted the first sales of our own brand of nutraceuticals; SkyPremium Life. Through the December 2018 acquisition of Cosmofarm, we entered the full-line pharmaceutical wholesale distribution segment. Cosmofarm now serves approximately 370 independent retail pharmacies and 15 pharmaceutical wholesales in the greater Athens, Greece region by providing a reliable supply of brand-name and generic pharmaceuticals, OTC medicines, vitamins, and dietary supplements. We invest in technology to enhance safety, distribution and warehousing efficiency and reliability. For example, Cosmofarm operates two fully automated ROWA, a German robotic warehouse systems that ensure 0% error selection rate, accelerate order fulfillment, and yields higher cost-efficiency in our Athens distribution center.

We make use of analytics and customer feedback from our EU-wide network of wholesale pharmaceutical distributors and independent retail pharmacies to identify and evaluate which nutraceutical product codes to develop to add to our SkyPremium Life portfolio. We intend to continue to bring SkyPremium Life products to market primarily through our existing network of over 160 pharmaceutical wholesale clients and vendors and approximately 370 independent retail pharmacies in the EU. There is growing demand for vitamins and food supplements and we are committed to developing quality products and creating enhanced customer value.

We are also closely monitoring the legal framework for prescription and non-prescription derivatives of cannabis products as it develops in Europe. As the legal framework and processes are developed and implemented in each respective EU country, we will utilize our existing network to distribute both prescription and non-prescription derivatives of cannabis products to our current customer base. We currently intend to only distribute prescription and non-prescription derivatives of cannabis products to approved EU countries and not in the U.S.

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

December 31, 2019

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

In February 2017, the Company completed the acquisition of Decahedron Ltd., a UK corporation (“Decahedron”) consummating the transactions contemplated by the Stock Purchase Agreement, dated November 17, 2016 as amended (the “Decahedron SPA”). Pursuant to the terms of the Decahedron SPA, the shareholders of Decahedron received an aggregate of 170,000 shares of common stock of the Company (the “Stock Consideration”), which were delivered following the closing in exchange for all of the ordinary shares of Decahedron. Decahedron is a fully licensed wholesaler of pharmaceutical products and its primary activity is the distribution, import and export of pharmaceuticals. In accordance with the terms of the SPA, the principal and majority shareholder of Decahedron, Nicholas Lazarou, remained as a director and officer of Decahedron until his resignation in June 2019.

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

On September 29, 2018, Amplerissimo transferred its remaining 22% investment in SkyPharm to the Company. The Company now holds 100% of the capital stock of SkyPharm and SkyPharm remains a 100% wholly owned subsidiary of the Company. On September 30, 2018, the Company entered into a Share Purchase Agreement with an unaffiliated third party and sold 100% of the issued capital stock of its subsidiary, Amplerissimo.

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

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2019

Going Concern

The Company’s consolidated financial statements are prepared in conformity with U.S. GAAP which contemplates the continuation of the Company as a going concern. For the year ended December 31, 2019, the Company had revenue of $39,676,385, a net loss of $3,298,965 and net cash used in operations of $4,788,842. Additionally, as of December 31, 2019, the Company had an accumulated deficit of $19,571,610, a working capital deficit of $7,062,520 and stockholders’ deficit of $6,460,829. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing.

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

Foreign Currency Translation and Other Comprehensive Income (Loss)

The functional currency of the Company’s subsidiaries is the Euro and British Pound. For financial reporting purposes, both the Euro (“EUR”) and British Pound (“GBP”) have been translated into United States dollars ($) and/or (USD) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity (deficit) as “Accumulated other comprehensive loss.” Gains and losses resulting from foreign currency transactions are included in the statements of operations and comprehensive loss as other comprehensive income (loss). There have been no significant fluctuations in the exchange rate for the conversion of EUR or GBP to USD after the balance sheet date.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2019

Other Comprehensive Income (Loss) for all periods presented includes only foreign currency translation gains (losses).

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the consolidated balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the consolidated results of operations as incurred.

As of December 31, 2019 and 2018, the exchange rates used to translate amounts in Euros into USD and British Pounds into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2019	December 31, 2018
Exchange rate on balance sheet dates
EUR: USD exchange rate	1.1227	1.1456
GBP: USD exchange rate	1.3185	1.2734

Average exchange rate for the period
EUR: USD exchange rate	1.1194	1.1817
GBP: USD exchange rate	1.2767	1.3348

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2019 and December 31, 2018, there were no cash equivalents.

The Company maintains bank accounts in the United States denominated in U.S. Dollars and in the Republic of Cyprus, in Greece and in Bulgaria all of which are denominated in Euros. Additionally, the Company maintains a bank account in the United Kingdom denominated in British Pounds. For the year ended December 31, 2019, the amounts in these accounts were $14,451, $10,987 and $4,080. For the year ended December 31, 2018, the amounts in these accounts were $242,903, $203,806 and $119,357. Additionally, for the years ended December 31, 2019 and 2018, the Company had cash on hand in the amount of $52,489 and $166,350, respectively.

Reclassifications to Prior Period Financial Statements and Adjustments

Certain reclassifications have been made in the Company’s financial statements of the prior year to conform to the current year presentation. $2,500,000 in equity investment from the year ended December 31, 2018 was reclassified to marketable securities along with $212,890 from other investments resulting in marketable securities having an ending balance of $2,712,890 and other investments having an ending balance of $4,471 as of December 31, 2018. These reclassifications have no impact on previously reported net income.

Accounts Receivable, net

Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts against gross accounts receivable reflects the best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. At December 31, 2019 and 2018, the Company’s allowance for doubtful accounts was $529,252 and $540,048, respectively.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2019

Tax Receivables

The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of its business in most of the countries in which it operates related to the procurement of merchandise and/or services it acquires and/or on sales and taxable income. The Company also collects VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services it sells. If the output VAT exceeds the input VAT, this creates a VAT payable to the government. If the input VAT exceeds the output VAT, this creates a VAT receivable from the government. The VAT tax return is filed on a monthly basis offsetting the payables against the receivables. In observance of EU regulations for intra-EU cross-border sales, our subsidiaries in Greece, SkyPharm and Cosmofarm, do not charge VAT for sales to wholesale drug distributors registered in other European Union member states. As of December 31, 2019 and 2018, the Company had a VAT net receivable balance of $136,891 and $729,790 respectively, recorded in the consolidated balance sheet as other assets.

Inventory

Inventory is stated at the lower-of-cost or net realizable value using the weighted average cost method on a first-in-first-out basis. Inventory consists primarily of finished goods and packaging materials, i.e. packaged pharmaceutical products and the wrappers and containers they are sold in. Inventory is replaced periodically to maintain the optimum stock on hand available for immediate shipment.

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

Depreciation expense was $201,000 and $34,623 for the years ended December 31, 2019 and December 31, 2018, respectively.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Long-lived Assets, which include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. For the years ended December 31, 2019 and 2018, the Company had no impairment of long-lived assets.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2019

Goodwill and Intangibles, net

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

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 5 years for an import/export license. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. As of December 31, 2019, no revision to the remaining amortization period of the intangible assets was made.

Amortization expense was $33,086 and $9,307 for the years ended December 31, 2019 and 2018, respectively.

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

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2019

As of December 31, 2019, investments consisted of 3,000,000 shares, which traded at a closing price of $0.01 per share or a value of $33,000 of ICC International Cannabis Corp., 40,000 shares which traded at a closing price of $5.01 per share, or value of $200,290 of Diversa S.A. and 16,666 shares which traded at a closing price of $0.34 per share or value of $5,650 of National Bank of Greece. Additionally, the Company has $4,381 in equity securities of Pancreta bank, which are not publicly traded and recorded at cost. See Note 3, for additional investments in equity securities.

Fair Value Measurement

The Company applied FASB ASC 820, Fair Value Measurements and Disclosures, (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

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

The following table presents assets that are measured and recognized at fair value as of December 31, 2019 and 2018, on a recurring basis:

	December 31, 2019			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – ICC International Cannabis Corp.	$33,000	-	-	$33,000
Marketable securities – Divsersa S.A.	200,290	-	-	200,290
Marketable securities – National Bank of Greece	5,650	-	-	5,650
	$238,940			$238,940

	December 31, 2018			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – ICC International Cannabis Corp.	$2,500,000	-	-	$2,500,000
Marketable securities – Divsersa S.A.	210,790	-	-	210,790
Marketable securities – National Bank of Greece	2,100	-	-	2,100
	$2,712,890			$2,712,890

FASB ASC 825-10-25 Fair Value Option, (“ASC 825-10-25”), expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2019

Customer Advances

The Company receives prepayments from certain customers for pharmaceutical products prior to those customers taking possession of the Company’s products. The Company records these receipts as customer advances until it has met all the criteria for recognition of revenue including passing control of the products to its customer, at such point, the Company will reduce the customer and deposits balance and credit the Company’s revenues.

Revenue Recognition

The Company adopted the modified retrospective adoption in accordance with ASC 606, Revenue from Contracts with Customers, on January 1, 2018. The new guidance introduces a five-step model for recognizing revenue by applying the following steps: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the performance obligations are satisfied by transferring the promised goods to the customer. Once these steps are met, revenue is recognized upon delivery of the product. Adoption of ASC 606 has not changed the timing and nature of the Company’s revenue recognition and there has been no material effect on the Company’s consolidated financial statements.

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

The following tables show the number of the Company’s clients which contributed 10% or more of revenue and accounts receivable, respectively:

	Year Ended December 31,	Year Ended December 31,
	2019	2018

Number of 10% clients	0	2
Percentage of total revenue	n/a	26.49%
Percentage of total AR	n/a	4.94%

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2019

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

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At December 31, 2019 the Company has maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

The Company periodically reviews the uncertainties and judgments related to the application of complex income tax regulations to determine income tax liabilities in several jurisdictions. The Company uses a “more likely than not” criterion for recognizing the income tax benefit of uncertain tax positions and establishing measurement criteria for income tax benefits. The Company has evaluated the impact of these positions and due to the fact that the fiscal years 2013 - 2014 are unaudited by the Greek tax authorities, a potential tax liability has been identified, which may arise from a prospective tax audit from tax authorities, based on the tax settlement note of years 2007 - 2009. The amount of the liability as of December 31, 2019 and 2018, was $79,716 and $145,504, respectively, and has been recorded as a long-term liability within the consolidated balance sheets.

Retirement and Termination Benefits

Under Greek labor law, employees are entitled to lump-sum compensation in the event of termination or retirement. The amount depends on the employee’s work experience and renumeration as of the day of termination or retirement. If an employee remains with the company until full-benefit retirement, the employee is entitled to a lump-sum equal to 40% of the compensation to be received if the employee were to be dismissed on the same day. The Company periodically reviews the uncertainties and judgements related to the application of the relevant labor law regulations to determine retirement and termination benefits obligations of its Greek subsidiaries. The Company has evaluated the impact of these regulations and has identified a potential retirement and termination benefits liability. The amount of the liability as of December 31, 2019 and December 31, 2018, was $77,170 and $23,340, respectively, and has been recorded as a long-term liability within the consolidated balance sheets.

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

	Years Months Ended December 31,
	2019	2018
Weighted average number of common shares outstanding Basic	13,273,596	13,306,612
Potentially dilutive common stock equivalents	42,808	257,155
Weighted average number of common and equivalent shares outstanding – Diluted	13,273,596	13,306,612

Common stock equivalents are included in the diluted income per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2019

Recent Accounting Pronouncements

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

NOTE 2 – ACQUISITION OF COSMOFARM, LTD.

On December 19, 2018, the Company completed the acquisition pursuant to the Cosmofarm SPA acquiring 100% of the outstanding shares of Cosmofarm, a pharmaceutical wholesaler based in Athens, Greece. Cosmofarm is a fully licensed wholesaler of pharmaceutical products and its primary activity is the sourcing, procuring, and distributing branded and generic medicines, over-the-counter (OTC) pharmaceuticals, food supplements, and medical devices. At closing, the Company acquired 100% of Cosmofarm’s outstanding shares and in exchange for a non-interest-bearing promissory note (See Note 11), due in one-year, in the amount of €200,000 ($227,000) (the “Acquisition”).

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2019

The Company recognized cash of $307,590 acquired in the above acquisition. The Company recognized the remaining Cosmofarm assets acquired and liabilities assumed based upon the fair value of such assets and liabilities measured as of the date of acquisition. The aggregate purchase price for Cosmofarm has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the acquired net tangible assets represent the intangible assets, such Cosmofarm’s tradename and customer base. The remainder of the excess has been allocated to goodwill.

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

NOTE 3 – INVESTMENTS

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

December 31, 2019

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

The Company determined the fair value of both exchanges based on an actively quoted stock price of ICC received in exchange for the Marathon shares. The Company continues to fair value its investment in ICC with changes recognized in earnings each period and was recorded as an unrealized loss on exchange of investment during the year ended December 31, 2018 of $1,545,200 such that the net gain at the end of the period was $2,500,000. During the year ended December 31, 2019, the Company recorded an unrealized gain of $322,880. During the year ended December 31, 2019, the Company sold 7,000,000 shares for proceeds of $1,261,718. The realized losses on the equity securities sold during the year ended December 31, 2019, which are the difference between the proceeds from sales and the original cost, was $1,528,162. The value of the investments as of December 31, 2019 and 2018 was $33,000 and $2,500,000, respectively.

Since no value was attributed to the 33 1/3% equity ownership interest in Marathon received as consideration for the distribution services, the Company would receive variable consideration in future for its services under the Distribution and Equity Acquisition Agreement, if certain milestones are achieved. Refer to Note 11 for the accounting associated with the cash of CAD $2 million received upfront. Variable consideration to be received in the future upon achieving the gross sales milestones described above, is constrained as the Company estimates that it is probable that a significant reversal of revenue could occur. In assessing the constraint, the Company considered its limited experience with the Products, new geographic markets and similar transactions, which affect the Company’s ability to estimate the likelihood of a probable revenue reversal. Therefore, no revenue has been recognized for the period ended December 31, 2019. The Company will continue to reassess variable consideration at each reporting period and update the transaction price when it becomes probable that a significant revenue reversal would not occur.

As of December 31, 2019, in addition to the 3,000,000 ICC shares valued at $33,000, as noted above, marketable securities also consisted of the following: 40,000 shares, which traded at a closing price of $5.01 per share, or value of $200,290 of Diversa S.A. and 16,666 shares, which traded at a closing price of $0.34 per share or value of $5,651 of National Bank of Greece. The Company recorded a net unrealized loss on the fair value of these investments of $14,803 during the year ended December 31, 2019.

In the following table, gains/losses on equity securities sold in the period reflect the difference between proceeds from sales and the fair value of the equity security sold at the beginning of the period or the purchase date, if later.

The following table summarized the gains and losses recognized during the period ended December 31, 2019:

Net gains and losses recognized during the period on equity securities	$(1,220,085)
Less: Net gains and losses recognized during the period on equity securities sold during the period	158,282
Unrealized gains and losses recognized during the period on equity securities still held at the reporting date	$(1,061,803)

CosmoFarmacy LP

In June 2019, the Company entered into an agreement with an unaffiliated third party to incorporate CosmoFarmacy L.P. for the purpose of providing strategic management consulting services and the retail trade of pharmaceutical products, OTC and beauty products to pharmacies. CosmoFarmacy was incorporated with a 30-year term through May 31, 2049. The unaffiliated third party is the general partner (the “GP”) of the limited partnership and is responsible for management and decision-making associated with CosmoFarmacy. The initial share capital was set to EUR 150,000 which was later increased to EUR 500,000. The GP contributed the pharmacy license (the “License”) valued at EUR 350,000 (30-year term) to operate the business of CosmoFarmacy in exchange for a 70% equity ownership. The Company is a limited partner and contributed cash of EUR 150,000 for the remaining 30% equity ownership. CosmoFarmacy is not publicly traded and the Company’s investment has been recorded using the equity method of accounting. The value of the investment as of December 31, 2019, was $163,575.

During the year ended December 31, 2019, the Company recognized a cash balance of $221,457 related to its acquisition of Cosmofarm. The cash was used to purchase the investment in CosmoFarmacy described above. Since the accounting for the acquisition of Cosmofarm was completed during the year ended December 31, 2018, the Company recognized the asset through earnings and is included in other income within the condensed consolidated statement of operations for the year ended December 31, 2019.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2019

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of the following at December 31:

	2019	2018
Leasehold improvements	$548,000	$369,437
Vehicles	115,055	117,402
Furniture, fixtures and equipment	1,439,839	1,167,798
Computers and software	85,052	55,169
	2,187,946	1,709,806
Less: Accumulated depreciation	(453,165)	(284,174)
Total	$1,734,781	$1,425,632

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following at December 31,:

	2019	2018
License	$50,000	$50,000
Trade name /mark	36,997	36,997
Customer Base	176,793	176,793
	263,790	211,683
Less: Accumulated amortization	(49,806)	(16,720)
Subtotal	213,984	247,070
Goodwill	49,697	49,697
Total	$263,681	$296,767

NOTE 6 – CAPITAL STRUCTURE

Sale of Amplerissimo

On September 29, 2018, Amplerissimo transferred its remaining 22% investment in SkyPharm to the Company for a purchase price of €2,200 ($2,528). The Company now holds 100% of the capital stock of SkyPharm.

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

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2019

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock, which have liquidation preference over the common stock and are non-voting. As of December 31, 2019 and December 31, 2018, no preferred shares have been issued.

Common Stock

The Company is authorized to issue 300 million shares of common stock. As of December 31, 2019 and December 31, 2018, the Company had 13,225,387 and 13,878,772 shares of our common stock issued and 12,860,059 and 13,705,082 shares outstanding, respectively.

On January 7, 2019 and February 5, 2019, 465,325 and 108,417, respectively, shares of common stock were cancelled, these shares were the remaining pre-delivery shares related to the convertible notes in Note 11.

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

On February 5, 2019, the Company entered into a Stock Purchase Agreement (the “SPA”) with an institutional noteholder. The SPA provides for the Company’s purchase of 193,408 shares of the Company’s common stock at $3.00 per share or an aggregate of $580,224. Payment was scheduled over a five-month period, subject to acceleration if the Company effects an eligible equity offering. As of December 31, 2019, the Company had made $580,224 in payments. As of the date of this filing the 193,408 shares have been transferred back to the Company and cancelled.

On February 18, 2019, the Company entered into a Stock Purchase Agreement (the “SPA”) with an institutional noteholder. The SPA provides for the Company’s purchase of 83,341 shares of the Company’s common stock at $3.00 per share or an aggregate of $250,023. Payment was scheduled over a five-month period, subject to acceleration if the Company effects an eligible equity offering. As of December 31, 2019, the Company had made $250,023 in payments. As of the date of this filing, 26,221 shares have been transferred back to the Company and subsequently cancelled. An additional 57,120 have been transferred to the Company, have not yet been cancelled and are recorded in treasury.

On June 20, 2019, the Company entered into a stock purchase agreement with a former officer and director of Decahedron, whereby for consideration of $15,000, the Company repurchased 114,518 shares of its common stock. As per the agreement, the sale and transfer of the shares occurred on June 20, 2019, the date of signing. During the year ended December 31, 2019, the Company paid consideration of $15,000.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2019

Shares Issued for Services

On May 25, 2017, the Company entered into a 20-month consulting agreement with a third-party advisory firm for consideration of 20,000 shares of the Company’s common stock. The stock was issued on May 25, 2017 and fair valued at $7.70 per share or $154,000, which will be amortized over the length of the agreement. During the year ending December 31, 2017, the Company recorded $56,138 in consulting expense related to this agreement. During the year ended December 31, 2018, an additional $92,299 in consulting expense was recorded.

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

No options warrants or other potentially dilutive securities other than those disclosed above have been issued as of December 31, 2019.

NOTE 7 – INCOME TAXES

The domestic and foreign components of loss before provision for income taxes were as follows:

	12/31/2019	12/31/2018
Domestic	$(2,515,360)	$(8,731,677)
Foreign	(600,790)	(311,655)
	$(3,116,150)	$(9,043,332)

The components of the provision for income taxes are as follows:

	12/31/2019	12/31/2018
Current tax provision
Federal	$-	$-
State	-	-
Foreign	182,815	17,326
Total current tax provision	$182,815	$17,326

Deferred tax provision
Domestic	$-	$-
State	-	-
Foreign
Total deferred tax provision	$-	$-

Total current provision	$182,815	$17,326

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2019 and 2018 is as follows:

	12/31/2019	12/31/2018
US
Loss before income taxes	$(3,116,150)	$(8,731,677)
Taxes under statutory US tax rates	$(654,391)	$(1,833,652)
Increase (decrease) in taxes resulting from:
Increase in valuation allowance	$1,521,175	$554,452
Foreign tax rate differential	$9,028	$164,394
Permanent differences	$94,520	$1,628,906
Purchase price adjustments	$-	$25,202
Prior period adjustments	$(713,466)	$(375,828)
State taxes	$(74,051)	$(146,148)
Income tax expense	$182,815	$17,326

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2019

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	12/31/2019	12/31/2018
Net operating loss carryforward	$1,270,650	$904,877
Capital loss carryforward	801,744	-
Nonqualified stock options	184,545	187,513
Accrued expenses	7,389	-
Depreciation	2,418	1,602
Mark to market adjustment in securities	348,422	-
Total deferred tax assets	2,615,168	1,093,992

Intangibles	(10,729)	(10,729)
Goodwill	(14,473)	(14,473)
Total deferred tax liabilities	(25,202)	(25,202)
Valuation allowance	(2,589,966)	(1,068,790)
Net deferred tax assets (liabilities)	$-	$-

At December 31, 2019, the Company had U.S. net operating loss carry forwards of approximately $3,817,475 that may be offset against future taxable income, subject to limitation under IRC Section 382. Of the $3.8 million of Federal net operating loss carryforwards, $2.5 million begin to expire in 2031. The remaining balance of $1.3 million is limited in annual usage of 80% of current year’s taxable income, but do not have an expiration. At December 31, 2019, the Company had United Kingdom net operating loss carry forwards of approximately $1 million that may be offset against future taxable income part or all of which may not be available to offset our future taxable income in the United Kingdom should there be a change in the nature or conduct of our business in the United Kingdom within the three years subsequent to the date of our acquisition of Decahedron. No tax benefit has been reported in the December 31, 2019 or 2018 consolidated financial statements due to the uncertainty surrounding the realizability of the benefit, based on a more likely than not criteria and in consideration of available positive and negative evidence. The Company has not recorded a non-cash interest expense deferred tax asset and is currently assessing its realizability. Upon completion of the analysis, deferred tax assets will be adjusted accordingly.

The Company applied the “more-likely-than-not” recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of December 31, 2019 and December 31, 2018, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

On the date of our inception, we issued 2 million shares of our common stock to our three officers and directors which were recorded at no value (offsetting increases and decreases in common stock and additional paid-in capital).

Doc Pharma S.A.

As of December 31, 2019, the Company has a prepaid balance of €2,181,780 ($2,449,484) and an accounts payable balance of €22,576 ($25,346), resulting in a net prepaid balance of €2,158,434 ($2,424,138) to Doc Pharma S.A. related to purchases of inventory. Additionally, the Company has a receivable balance of €546,240 ($613,264),.As of December 31, 2018, the Company had a prepaid balance of €1,867,239 ($2,139,109) and an accounts payable balance of €31,514 ($36,103), resulting in a net prepaid balance of €1,835,725 ($2,103,006) to Doc Pharma S.A., related to purchases of inventory. Additionally, the Company has a receivable balance and €38,323 ($43,903).

During the years ended December 31, 2019 and 2018, the Company has purchased a total of €3,095,163 ($3,464,725) and €4,596,227 ($5,431,361) of products from Doc Pharma, respectively. During the years ended December 31, 2019 and 2018 the Company had €779,919 ($873,041) and €201,645 ($238,284) revenue from Doc Pharma, respectively.

Doc Pharma S.A is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the wife of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma SA in the past.

Medihelm S.A

As of December 31, 2019, the Company had a prepaid balance of €3,109,147 ($3,490,639) and an accounts payable balance of £39,818 ($52,500) and €143,393 ($160,987), resulting in a net prepaid balance of $3,277,152 to Medihelm S.A. related to purchases of inventory. Additionally, the Company has a receivable balance of €1,163,070 ($1,305,779). As of December 31, 2018, the Company has a prepaid balance of €2,459,805 ($2,817,953) and an accounts payable balance of £42,065 ($53,566), resulting in a net prepaid balance of $2,764,387 to Medihelm S.A. related to purchases of inventory. Additionally, the Company has a receivable balance of €127,292 ($145,826).

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2019

During the years ended December 31, 2019 and 2018, SkyPharm purchased €2,332,755 ($2,611,286) and €9,564,899 ($11,302,842) of products from Medihelm, respectively, and Decahedron purchased $0 and £718,050 ($958,454) of products from Medihelm, respectively. During the years ended December 31, 2019 and 2018, SkyPharm had revenue of €945,074 ($1,057,916) and €1,055,435 ($1,247,208) from Medihelm, respectively.

Medihelm S.A. is considered a related party to the Company due to the fact that the managing director of Medihelm is the mother of Nicholaos Lazarou, who was the managing director of the Company’s UK subsidiary, Decahedron through June 2019.

Nicholaos Lazarou

Following the acquisition of Decahedron, Nicholaos Lazarou was the managing director of the Company’s UK subsidiary until June 30, 2019.

On December 19, 2017, the Company entered into a stock purchase agreement with an officer and director of the Company, whereby for consideration of €80,000 ($94,495) the Company purchased 20,000 shares of its common stock. As per the agreement, the sale and transfer of the shares occurred on December 19, 2017, the date of signing, however the Company is entitled to pay the full consideration in tranches until July 2018. As of December 31, 2017, the Company has paid consideration of €28,000 ($33,073) and had an amount due to related party of €52,000 ($61,422) recorded as accounts payable related party as of December 31, 2017. The shares were returned to the Company in February 2018. During the year ended December 31, 2018, the Company repaid the remaining balance of €52,000 ($61,448) and had an amount due to related party of €0 ($0) as of December 31, 2018.

On June 18, 2018, the Company entered into a stock purchase agreement with an officer and director of the Company, whereby for consideration of €60,000 ($69,912) the Company repurchased 15,000 shares of its common stock. As per the agreement, the sale and transfer of the shares occurred on June 18, 2018, the date of signing, however the Company is entitled to pay the full consideration in tranches until November 2018. During the year ended December 31, 2018, the Company paid consideration of €60,000 ($70,902) and has an amount due to related party of €0 ($0) as of December 31, 2018.

On November 30, 2018, the Company entered into a stock purchase agreement with Nicholaos Lazarou, whereby for consideration of $60,000 the Company repurchased 20,000 shares of its common stock. As per the agreement, the sale and transfer of the shares occurred on November 30, 2018, the date of signing, however, the Company was entitled to pay the full consideration in tranches until August 2019. As of December 31, 2018, the Company had an amount due to related party of $48,683. During the year ended December 31, 2019, the Company repaid the remaining balance in the amount of $48,683.

On June 20, 2019, the Company entered into a stock purchase agreement with Nicholaos Lazarou whereby for consideration of $15,000, the Company repurchased 114,518 shares of its common stock. As per the agreement, the sale and transfer of the shares occurred on June 20, 2019, the date of signing. During the year ended December 31, 2019, the Company paid the $15,000 in consideration in full.

Notes Payable – Related Party

A summary of the Company’s related party notes payable during the years ended December 31, 2019 and 2018 is presented below:

	2019	2018

Beginning Balance	$1,793,437	$97,979
Transfer of third-party debt	-	1,718,400
Payments	(382,055)	(18,330)
Foreign currency translation	(35,850)	(4,612)
Ending Balance	$1,375,532	$1,793,437

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2019

Grigorios Siokas

On December 20, 2018, the €1,500,000 ($1,718,400) note payable, originally borrowed pursuant to a Loan Agreement with a third-party lender, dated March 16, 2018, was transferred to Grigorios Siokas. The note bears an interest rate of 4.7% per annum and has a maturity date of March 18, 2019. As of December 31, 2018, the Company has an outstanding principal balance of €1,500,000 ($1,718,400) and accrued interest of €55,631 ($63,371). During the year ended December 31, 2019, the Company repaid €300,000 ($336,810) and as of December 31, 2019, the Company had an outstanding principal balance of €1,200,000 ($1,347,240) and accrued interest of €144,207 ($128,447).

Grigorios Siokas is the Company’s CEO and principal shareholder.

Dimitrios Goulielmos

On November 21, 2014, the Company entered into an agreement with Dimitrios Goulielmos, as amended on November 4, 2016. Pursuant to the amendment, this loan is non-interest bearing. During the year ended December 31, 2018, the Company repaid €16,000 ($18,330) and a principal balance of €53,500 ($61,290) remained as of December 31, 2018. During the year ended December 31, 2019, the Company repaid €40,300 ($45,245) and a principal balance of €13,200 ($14,820) remained as of December 31, 2019.

Dimitrios Goulielmos is a current director and former CEO of the Company.

DOC Pharma

On November 1, 2015, the Company entered into a €12,000 ($12,662) Loan Agreement with Doc Pharma S.A, pursuant to which Doc Pharma S.A., paid existing bills of the Company in the amount of €12,000 ($12,662), excluding the Vendor Bills. The loan bears an interest rate of 2% per annum and was due and payable in full on October 31, 2016. As of December 31, 2018, the Company has an outstanding principal balance under this note of €12,000 ($13,747) and accrued interest expense of $836. As of December 31, 2019, the Company has an outstanding principal balance of €12,000 ($13,472) and accrued interest expense of $1,100.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the years ended December 31, 2019 and 2018 the Company recorded losses of $35,850 and $4,612, respectively.

Loans Payable – Related Party

A summary of the Company’s related party loans payable during the years ended December 31, 2019 and 2018 is presented below:

	2019	2018

Beginning Balance	$1,775,251	$7,213
Proceeds	585,915	2,408,965
Payments	(262,226)	(631,166)
Conversion of debt	(1,050,000)	-
Disposal of subsidiary	-	(9,501)
Reclassification of receivable	2,547	-
Foreign currency translation	(25,223)	(260)
Ending Balance	$1,026,264	$1,775,251

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

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2019

During the year ended December 31, 2018, the Company borrowed €1,622,700 ($1,858,965) and $382,000 of loans payable from Grigorios Siokas and repaid €269,000 ($308,166) and $155,000 of these loans. These loans are non-interest bearing and have no maturity dates. As of December 31, 2018, the Company had an outstanding principal balance of $1,777,799, consisting of €1,353,700 ($1,550,799) and $227,000, in loans payable to Grigorios Siokas. During the year ended December 31, 2019, the Company borrowed total additional proceeds of $585,914, repaid €233,567 ($262,226) of these loans and converted $1,050,000 of these loans into 140,001 shares of common stock at a conversion rate of $7.50 per share. These loans are non-interest bearing and have no maturity dates. As of December 31, 2019, the Company had an outstanding principal balance under these loans of $1,026,264 consisting of €297,314 ($303,502) and $722,762, in loans payable to Grigorios Siokas.

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

Konstantinos Vassilopoulos

During the year ended December 31, 2018, the Company borrowed and repaid an aggregate of $168,000 to Konstantinos Vassilopoulos, the Company’s former U.S. Finance Manager and current Administrative Officer. These loans have no formal agreement and bear no interest. As of December 31, 2018, an outstanding principal balance of $0 and $0 accrued interest remained.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the years ended December 31, 2019 and 2018 the Company recorded $25,223 and $260, respectively.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

NOTE 9 – LINES OF CREDIT

A summary of the Company’s lines of credit during the years ended December 31, 2019 and 2018 is presented below:

	2019	2018
National	$1,940,045	$766,575
Alpha	810,947	461,178
Eurobank	-	286,829
Total	$2,750,992	$1,514,582

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2019

The line of credit with National Bank of Greece is being renewed annually with current interest rates of 6.00% and 4.35% on certain lines of credit. The maximum borrowing allowed was $1,684,050 and $1,374,720 at December 31, 2019 and 2018, respectively for the 6.00% line of credit. The maximum borrowing allowed was $1,122,700 at December 31, 2019 for the 4.35% lines of credit. The outstanding balance was $1,940,045 and $766,575 at December 31, 2019 and 2018, respectively.

The line of credit with Alpha Bank of Greece is renewed annually with a current interest rate of 6.00%. The maximum borrowing allowed was $1,122,700 and $687,360 at December 31, 2019 and 2018, respectively. The outstanding balance was $810,947 and $461,179 at December 31, 2019 and 2018, respectively.

The line of credit with Eurobank of Greece had an interest rate of 8.55% and a maximum borrowing allowed of $572,800 at December 31, 2018. The outstanding balance was $286,829 at December 31, 2018 and was paid back in full during the year ended December 31, 2019.

Interest expense for the year ended December 31, 2019 and 2018, was $85,090 and $32,275, respectively.

Under the agreements, the Company is required to maintain certain financial ratios and covenants. These lines of credit were assumed in the Company’s acquisition of Cosmofarm. During the years ended December 31, 2019 and 2018, the Company was in compliance with these ratios and covenants.

NOTE 10 – CONVERTIBLE DEBT

A summary of the Company’s convertible debt during the years ended December 31, 2019 and 2018 is presented below:

	2019	2018

Beginning balance notes	365,513	3,110,714
New notes	1,500,000	2,233,332
Exchange agreement and debt modification	-	344,570
Payments	(365,513)	(3,557,381)
Conversions	-	(1,765,721)
Subtotal notes	1,500,000	365,513
Debt discount at year end	(29,509)	(229,713)
Note payable net of discount	1,470,491	135,800

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

December 31, 2019

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

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2019

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

During the year ended December 31, 2018, there were principal conversions in the amount of $432,419 and the Company repaid principal on the New Notes in the amount of $2,680,000, such that the remaining outstanding principal balance of the New Notes as of December 31, 2018 was $103,610. The Company repaid this remaining balance in the year ended December 31, 2019.

The Company recorded a total of $3,350,000 of debt discounts related to the above Existing Notes in the year ended December 31, 2017. A total of $360,890 was amortized during the year ended December 31, 2017 and an additional $392,272 related to the debt discount of the Existing Notes was amortized through February 19, 2018. As a result of the Exchange Agreement discussed above, the debt discounts of the Existing Notes were written off and a total of $3,216,000 of debt discounts were recorded during the year ended December 31, 2018. The debt discounts are being amortized over the term of the debt. Amortization of the debt discounts of the New Notes for the year ended December 31, 2018 was $3,170,386. The additional $45,613 was amortized in the year ended December 31, 2019.

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

The September 2018 Notes provide that the Company will repay the principal amount of Notes in equal monthly installments including a 5% installment fee, which is recorded as interest expense, beginning on November 1, 2018 and repeating on the first business day of each calendar month thereafter until May 1, 2019. During the year ended December 31, 2018, the Company recorded $31,905 in installment fees. During the year ended December 31, 2019, the Company recorded $13,097 in installment fees.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2019

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

During the year ended December 31, 2019, the Company repaid the remaining principal balance in the amount of $261,903, such that the remaining outstanding principal balance of the Notes as of December 31, 2019 is zero.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2019

The Company recorded a total of $2,233,332 of debt discounts related to the above Notes during the year ended December 31, 2018. The debt discounts are being amortized over the term of the debt. Amortization of the debt discounts for the year ended December 31, 2018 was $2,049,232. As a result of the final payment of the Notes, the remaining debt discount of $184,100 was amortized during the year ended December 31, 2019.

Securities Purchase Agreement executed on May 15, 2019

On May 15, 2019, the Company entered into a Securities Purchase Agreement with an institutional investor (the “Buyer”). Upon the closing of this financing, on May 17, 2019, the Company issued for a purchase price of $1,500,000 in principal amount a Senior Convertible Note (the “May 2019 Note”) to the Buyer.

The May 2019 Note provides that the Company will repay the principal amount of the May 2019 Note on or before March 15, 2020. On March 23, 2020, the maturity date was amended to September 16, 2020 (See Note 16). Interest at the rate of nineteen (19%) percent per annum shall be payable on the first day of each calendar month.

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

As of December 31, 2019, the Company had a principal balance $1,500,000 on the May 2019 Note and the Company had accrued $25,334 in interest expense.

Roth Capital Partners, LLC (“Roth”), as the Company’s exclusive placement agent, received a cash commission for this transaction equal to six (6%) percent of the total gross proceeds of the offering. This 6% fee or $90,000 was recorded as debt discount along with the $30,000 in legal fees associated with the May 2019 Note. These fees will be amortized over the term of the note. For the year ended December 31, 2019, the Company has recorded amortization of $90,491.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2019

NOTE 11 – DEBT

A summary of the Company’s third-party debt during the years ended December 31, 2019 and 2018 is presented below:

December 31, 2019	Loan Facility	Bridge Loans	Trade Facility	Third Party	Total
Beginning balance	$3,078,442	$191,287	$6,291,199	$242,805	$9,803,733
Proceeds	-	-	-	2,500,000	2,500,000
Payments	-	-	-	(227,912)	(227,912)
Foreign currency translation	-	-	(45,799)	(298)	(46,097)
Ending Balance	$3,078,442	$191,287	$6,245,400	$2,514,595	$12,029,724

December 31, 2018	Loan Facility	Bridge Loans	Trade Facility	Third Party	Debt Discount	Total
Beginning balance	$3,118,442	$204,965	$6,728,605	$27,651	$(126,763)	$9,952,900
Proceeds	-	-	312,309	1,580,000	-	1,892,309
Payments	-	-	(1,156,700)	(90,000)	-	(1,246,700)
Transfer to related party	-	-	-	(1,500,000)	-	(1,500,000)
Forgiveness of debt	(40,000)	(13,678)	-	-	-	(53,678)
Amendment	-	-	661,645	-	-	661,645
Acquisition of Cosmofarm	-	-	-	227,912	-	227,912
Foreign currency translation	-	-	(254,660)	(2,758)	-	(257,418)
Amortization	-	-	-	-	126,763	126,763
Ending Balance	$3,078,442	$191,287	$6,291,199	$242,805	$-	$9,803,733

On November 16, 2015, the Company entered into a Loan Agreement with Panagiotis Drakopoulos, former Director and former Chief Executive Officer, pursuant to which the Company borrowed €40,000 ($42,832) as a note payable from Mr. Drakopoulos. The note bears an interest rate of 6% per annum and was due and payable in full on November 15, 2016. As of December 31, 2018, the Company had an outstanding principal balance of €13,000 ($14,893) and accrued interest of €3,088 ($3,538). As of December 31, 2019, the Company had an outstanding principal balance of €13,000 ($14,595) and accrued interest of €4,166 ($4,677).

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

On December 19, 2018, pursuant to the terms of the Cosmofarm SPA (See Note 2), the Company issued a non-interest-bearing promissory note in the amount of €200,000 ($227,912). The note had a maturity date of December 19, 2019. The Company had an outstanding balance of €200,000 ($227,912) as of December 31, 2018. During the year ended December 31, 2019, the Company repaid the outstanding balance of the note.

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

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2019

On September 13, 2016, SkyPharm entered into a First Deed of Amendment with the Loan Facility increasing the maximum loan amount to $1,533,020 as a result of the Lender having advanced $240,251 (€227,629) to SkyPharm.

On March 23, 2017, SkyPharm entered into an Amended and Restated Loan Facility Agreement (the “A&R Loan Facility”), with the Loan Facility which increased the loan amount to an aggregate total of $2,664,960 (€2,216,736) as a result of the lender having advanced $174,000 (€164,898) in September 2016, $100,000 (€94,769) in October 2016, $250,000 (€236,922) in November 2016, $452,471 (€428,800) in December 2016, $155,516 (€129,360) in January 2017, $382,327 (€318,023) in July 2017 and $70,000 (€58,227) in December 2017. The A&R Loan Facility amends and restates certain provisions of the Loan Facility Agreement, dated as of August 4, 2016, by and among the same parties. Advances under the A&R Loan Facility continue to accrue interest at a rate of 10% per annum from the applicable date of each drawdown and require quarterly interest payments. The A&R Facility now permits prepayments at any time. The amounts owed under the A&R Loan Facility were repayable upon the earlier of (i) seventy-five days following the demand of the Lender; or (ii) August 31, 2018. The A&R Loan Facility is secured by a personal guaranty of Grigorios Siokas, which is secured by a pledge of 1,000,000 shares of common stock of the Company owned by Mr. Siokas (the “Pledged Shares”). The A&R Loan Facility was also amended to provide additional affirmative and negative covenants of Sky Pharm and the Guarantor during the term of loans remain outstanding, including, but not limited to, the consent of the Lender in connection with (i) the Company or any of its subsidiaries incurring any additional indebtedness; or (ii) in the event of any increase in the Company’s issued and outstanding shares of Common Stock, the Pledged Shares shall be increased to an amount equal to a minimum of ten percent (10%) of the issued and outstanding shares of the Company.

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

As of December 31, 2018, the outstanding balance under the A&R Loan Facility was $3,078,442 (€2,687,187) and accrued interest expense of $414,830 (€362,107) was recorded. As of December 31, 2019, the outstanding balance under this note was $3,078,442 (€2,741,999) and accrued interest expense of $609,607 (€542,983) has been recorded.

The Company recorded a total of €155,060 ($191,034) in debt discounts related to this note in prior years. The debt discounts are being amortized over the term of the debt. As a result of the April 16, 2018 amendment, the Company reduced the unamortized debt discount by €20,237 ($20,237). The Company amortized a total of €92,661 ($114,158) in prior years. The remaining debt discount of €42,162 ($56,043) was fully amortized in the year ended December 31, 2018.

Bridge Loans

On March 16, 2017 and March 20, 2017, SkyPharm entered into loan agreements with the Synthesis Peer-To Peer-Income Fund (the “Bridge Loans”). The Bridge Loans provided to SkyPharm loans of €41,590 ($50,000) and €100,000 ($120,220), respectively, during the year ended December 31, 2017. The Bridge Loans accrue interest at a rate of 10% per annum and were repayable on April 16, 2017 and April 20, 2017, respectively, together with all other amounts then accrued and unpaid. On April 16, 2017, the maturity dates were amended for no additional consideration or change in terms and conditions. The maturity dates of both loans were amended, and they matured on May 16, 2017 and May 20, 2017, respectively. Pursuant to the April 18, 2018 agreement and effective January 1, 2018, the Company reached an agreement with Synthesis Peer-To-Peer Income Fund such that the March 20, 2017 loan would have a fixed USD payoff amount of $106,542. As a result of this agreement the Company recorded a gain on settlement of debt of €16,667 ($19,695) related to the reduction of the USD payoff amount and an additional gain on settlement of debt of €3,950 ($4,668) related to interest that had accrued on the original amount of the loan. The Company has accrued interest expense of an aggregate total of €14,715 ($16,857) for both loans and the outstanding balances of these loans was €43,645 ($50,000) and €93,001 ($106,542), respectively, as of December 31, 2018. The Company has accrued interest expense of an aggregate total of €24,608 ($27,627) for both loans and the outstanding balances of these loans was €45,809 ($50,000) and €83,333 ($106,542), respectively, as of December 31, 2019.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2019

On May 5, 2017, SkyPharm entered into a loan agreement with Synthesis Peer-To-Peer Income Fund for €31,388 ($34,745). The loan accrues interest at a rate of 10% per annum and matured on September 30, 2017. The Company has accrued interest expense of €3,410 ($3,906) and the outstanding balance on this loan was €30,329 ($34,745) as of December 31, 2018. The Company has accrued interest expense of €5,437 ($6,104) and the outstanding balance on this loan was €31,388 ($34,745) as of December 31, 2019.

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

Trade Facility Agreements

On April 10, 2017, Decahedron entered into a Trade Finance Facility Agreement (the “Decahedron Facility”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”). The Decahedron Facility provides the following material terms:

•	The Lender will provide Decahedron a facility of up to €2,750,000 ($3,087,425) secured against Decahedron’s receivables from the sale of branded and generic pharmaceutical sales.

•	The total facility will be calculated as 95% of the agreed upon value of Decahedron’s receivables.

•	The term of the Decahedron Facility will be for 12 months.

•	The obligations of Decahedron are guaranteed by the Company pursuant to a Cross Guarantee and Indemnity Agreement.

•	The Lender has the right to make payments directly to Decahedron’s suppliers.

•	The following fees should be paid in connection with the Decahedron Facility:

	o	2% of the maximum principal amount as an origination fee.

	o	A one percent (1%) monthly fee.

The current draw on the Decahedron Facility is $0.

On May 12, 2017, SkyPharm entered into a Trade Finance Facility Agreement (the “SkyPharm Facility”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”). The SkyPharm Facility provides the following material terms:

•

The Lender will provide SkyPharm a facility of up to €2,000,000 ($2,245,400) secured against SkyPharm’s receivables from the sale of branded and generic pharmaceutical sales. In the event that accounts receivable becomes uncollectible, the Company will be obligated to pay back the notes in full.

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

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2019

The Company obtained consents from Synthesis Peer-to-Peer Income Fund in connection with obtaining the Lender.

On November 16, 2017, SkyPharm signed an amended agreement with Synthesis Structured Commodity Trade Finance Limited that increased the maximum aggregate facility limit from €2,000,000 ($2,291,200) to €6,000,000 ($6,736,200). All other terms of the original agreement remain the same. The Company also obtained consents from Synthesis Peer-to-Peer Income Fund in connection with obtaining the November 2017 convertible debt financing.

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

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2019

On October 17, 2018, the Company entered into a further amended agreement with Synthesis whereby the current balance on the TFF as of October 1, 2018, which was €4,866,910 ($5,629,555) and related accrued interest of €453,094 ($524,094) would be split into two principal balances of Euro €2,000,000 and USD $4,000,000. Interest on the new balances commenced on October 1, 2018 at 6% per annum plus one-month Euribor, when it is positive, on the Euro balance and 6% per annum plus one-month Libor on the USD balance. The Company will repay the principal amounts of each balance beginning no later than August 31, 2018 in quarterly installments of €125,000 and US $150,000. The loan matures on August 31, 2021. The Company evaluated the amended agreement under ASC 470-50 and concluded that it did not meet the 10% cash flow test and recorded debt modification expense of $138,110.

As of December 31, 2018, the Company had principal balances of €2,000,000 ($2,291,200) and $4,000,000 under the TFF and the Company had accrued $0 and $19,834, respectively in interest expense related to this agreement. As of December 31, 2019, the Company had a principal balance of €2,000,000 ($2,245,400) and $4,000,000 under the TFF and the Company had accrued $10,000 and $12,661, respectively in interest expense related to this agreement.

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

As discussed in Note 4, the Company attributed no value to the shares received in Marathon pursuant to (a) above. In relation to the CAD $2 million cash received noted in (b) above, the Company accounted for its obligation to issue a variable number of the Company’s Common Shares as Share-settled debt obligation in accordance with ASC 480 measured at fair value or the settlement amount of $1,554,590 (CAD $2 million). If settlement were to occur on December 31, 2019, the Company would be required to issue 615,573 common shares to settle its debt obligation. The Company could be obligated to potentially issue an unlimited number of common shares to settle its Share-settled debt obligation. If such events were to occur, the Company would be required to increase its authorized share capital and since increasing the authorized share capital is within the control of the Company, as our CEO controls greater than 50% of the outstanding common stock of the Company, the original classification of equity-classified financial instruments issued by the Company were not affected.

Senior Promissory Notes executed on April 1 and 3, 2019

On April 1 and 3, 2019, the Company executed Senior Promissory Notes (the “Notes”) each in the principal amount of $250,000 payable to an unaffiliated third-party lender. The Notes bear interest at the rate of fifteen (15%) percent per annum, paid quarterly in arrears. The Notes matured on April 1 and 3, 2020 unless prepaid or in default. The Company is currently in discussions with the lender to extend the maturity date and is not in default. The Company may prepay the Notes within the first six (6) months by payment of unpaid interest for the first six (6) months interest and after six (6) months, with a (2%) percent ($5,000) premium on each note.

The Notes are subject to acceleration in an Event of Default (as defined in the Notes). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the Notes. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2019, the Company had a principal balance $250,000 and $250,000 on these notes and the Company had accrued $9,452 and $28,098, respectively, in interest expense.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2019

Senior Promissory Note executed on April 9, 2019

On April 9, 2019, the Company executed a Senior Promissory Note (the “Note”) in the principal amount of $250,000 payable to an unaffiliated third-party lender who had previously loaned the Company $500,000. The Note bears interest at the rate of fifteen (15%) percent per annum, paid quarterly in arrears. The Note matured on April 9, 2020, unless prepaid or in default. The Company is currently in discussions with the lender to extend the maturity date and is not in default. The Company may prepay the Note within the first six (6) months by payment of unpaid interest for the first six (6) months and after six (6) months, with a two (2%) percent ($5,000) premium.

The Note is subject to acceleration in an Event of Default (as defined in the Note). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2019, the Company had a principal balance $250,000 on this Note and the Company had accrued $27,431 in interest expense.

July 24, 2019 Senior Promissory Note

On July 24, 2019, the Company executed a Senior Promissory Note (the “July Note”) in the principal amount of $750,000 payable to an unaffiliated third-party lender who had previously loaned the Company $750,000. The funds represented by the July Note were advanced between July 19 and 24, 2019. The July Note bears interest at the rate of fifteen (15%) percent per annum, paid quarterly in arrears. The July Note matures on July 24, 2020, unless prepaid or in default. The Company may prepay the July Note within the first six (6) months by payment of unpaid interest for the first six (6) months and, after six (6) months, with a two (2%) percent ($15,000) premium.

The July Note is subject to acceleration in an Event of Default. Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the July Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2019, the Company had a principal balance $750,000 on this note and the Company had accrued $49,625 in interest expense.

August 1, 2019 Senior Promissory Note

On August 1, 2019, the Company executed a Senior Promissory Note (the “August Note”) in the principal amount of $500,000 payable to an unaffiliated third-party lender who had previously loaned the Company $1,500,000. The August Note bears interest at the rate of fifteen (15%) percent per annum, paid quarterly in arrears. The August Note matures on August 1, 2020, unless prepaid or in default. The Company may prepay the August Note within the first six (6) months by payment of unpaid interest for the first six (6) months and, after six (6) months, with a two (2%) percent ($10,000) premium.

The August Note is subject to acceleration in an Event of Default. Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the August Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2019, the Company had a principal balance $500,000 on this note and the Company had accrued $31,438 in interest expense.

October 23, 2019 Senior Promissory Note

On October 23, 2019, the Company executed a Senior Promissory Note (the “October Note”) in the principal amount of $250,000 payable to an unaffiliated third-party lender who had previously loaned the Company $2,000,000. The October Note bears interest at the rate of fifteen (15%) percent per annum, paid quarterly in arrears. The October Note matures on October 23, 2020, unless prepaid or in default. The Company may prepay the October Note within the first six (6) months by payment of unpaid interest for the first six (6) months and, after six (6) months, with a two (2%) percent ($5,000) premium.

The October Note is subject to acceleration in an Event of Default. Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the October Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2019, the Company had a principal balance $250,000 on this note and the Company had accrued $7,705 in interest expense.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2019

December 6, 2019 Senior Promissory Note

On December 6, 2019, the Company executed a Senior Promissory Note (the “December Note”) in the principal amount of $250,000 payable to an unaffiliated third-party lender who had previously loaned the Company $2,250,000. The December Note bears interest at the rate of fifteen (5%) percent per annum, paid quarterly in arrears. The December Note matured on March 31, 2020, unless prepaid or in default. The Company is currently in discussions with the lender to extend the maturity date and is not in default. The Company may prepay the December Note after six (6) months, with a two (2%) percent ($5,000) premium.

The December Note is subject to acceleration in an Event of Default. Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the December Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2019, the Company had a principal balance $250,000 on this note and the Company had accrued $890 in interest expense.

None of the above loans were made by any related parties.

NOTE 12 – LEASES

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

The Company’s weighted-average remaining lease term relating to its operating leases is 6.65 years, with a weighted-average discount rate of 6.74%.

The Company incurred lease expense for its operating leases of $223,927 which was included in “General and administrative expenses,” for the year ended December 31, 2019.

The Company had operating cash flows used in operating leases of $185,540 for the year ended December 31, 2019. Right-of-use assets obtained in exchange for new operating lease liabilities $673,844 for the year ended December 31, 2019.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of December 31, 2019.

Maturity of Lease Liability
2020	$167,694
2021	83,144
2022	53,890
2023	53,890
Thereafter	255,976
Total undiscounted finance lease payments	$614,593
Less: Imputed interest	122,013
Present value of finance lease liabilities	$492,580

The Company’s weighted-average remaining lease term relating to its finance leases is 2.87 years, with a weighted-average discount rate of 6.66%.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2019

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s finance leases as of December 31, 2019.

Maturity of Lease Liability
2019	$65,556
2020	44,373
2021	26,472
2022	14,685
2023	4,126
Thereafter	-
Total undiscounted finance lease payments	$155,212
Less: Imputed interest	14,504
Present value of finance lease liabilities	$140,708

The Company had financing cash flows used in finances leases of $74,476 for the year ended December 31, 2019.

The Company incurred interest expense on its finance leases of $10,927 which was included in “Interest expense,” for the year ended December 31, 2019. The Company incurred amortization expense on its finance leases of $160,542 which was included in “Depreciation and amortization expense,” for the year ended December 31, 2019.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of December 31, 2019 and 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

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

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2019

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

NOTE 14 – EARNINGS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the Company, decreased with respect to net income or increased with respect to net loss by dividends declared on preferred stock by using the weighted-average number of common shares outstanding. The dilutive effect of incremental common shares potentially issuable under outstanding options, warrants and restricted shares is included in diluted earnings per share in 2019 and 2018 utilizing the treasury stock method. The computations of basic and diluted per share data were as follows:

	2019	2018
Numerator for Basic and Diluted Earnings Per Share:
Net loss	$(3,298,965)	$(9,060,658)
Denominator for Basic Earnings Per Share:
Weighted Average Shares	13,273,596	13,306,612
Potentially Dilutive Common Shares	-	-
Adjusted Weighted Average Shares	13,273,596	13,306,612
Basic and Diluted Net (Loss) Income per Share	(0.25)	(0.68)

The following table summarized the potential shares of common stock that were excluded from the computation of diluted net loss per share for the years ended December 31, 2019 and 2018 as such shares would have had an anti-dilutive effect:

	2019	2018
Common stock warrants	-	144,338
Common Stock Options	42,808	60,437
Convertible Debt	-	52,381
Total	42,808	257,155

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2019

NOTE 15 - STOCK OPTIONS AND WARRANTS

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

As of December 31, 2019, there were 74,000 options outstanding and 74,000 options exercisable with expiration dates commencing October 2020 and continuing through January 2022.

A summary of the Company’s option activity during the years ended December 31, 2019 and 2018 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2017	49,000	$1.49	3.19	$-
Granted	25,000	1.00	4.00	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2018	74,000	$1.32	2.47	$198,000
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2019	74,000	$1.32	1.47	$64,800

Exercisable, December 31, 2019	74,000	$1.32	1.47	$64,800

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

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2019

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

The significant assumptions used to determine the fair values of warrants issued, using a Black-Scholes valuation model are as follows:

2018
Market value of underlying stock	$6.40
Volatility	111.51%-254.07%
Expected term (in years)	5 – 5.5
Risk-free interest rate	2.77% -2.78%
Expected dividend yield	None

A summary of the Company’s warrant activity for the years ending December 31, 2019 and 2018 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2017	599,640	$7.65	5.29	$1,725,921
Granted	1,111,073	-	-	-
Forfeited	(536,000)	-	-	-
Exercised	-	-	-	-
Expired	(10,040)	-	-	-
Balance Outstanding, December 31, 2018	1,164,673	$6.41	5.01	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2019	1,164,673	$6.41	4.01	$-

Exercisable, December 31, 2019	1,164,673	$6.41	4.01	$-

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

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2019

The Company disaggregates revenue by country to depict the nature and economic characteristics affecting revenue. The following table presents our revenue disaggregated by country for the years ended:

Country	2019	2018
Belgium	$-	$4,230
Croatia	22,497	-
Denmark	97,905	430,932
France	153,422	388,944
Georgia	5,301	-
Germany	6,672,511	14,783,119
Greece	26,101,316	2,970,219
Hungary	1,094,446	1,673,287
Indonesia	7,172	6,449
Ireland	467,965	1,519,746
Italy	196,044	481,141
Jordan	20,144	162,749
Libya	396,333	3,860,021
Netherlands	846,479	886,218
Poland	307,624	-
Spain	-	8,724
Turkey	24,347	-
UK	3,262,880	9,908,103
Total	$39,676,385	$37,083,882

NOTE 17 – SUBSEQUENT EVENTS

Farmasyn Agreement

On October 18th, 2019, the Company entered into an agreement, effective January 2, 2020, with Farmasyn, a third-party pharmaceutical company. Pursuant to the agreement, from January 1, 2020, Farmasyn will promote, and the Company has agreed to accept, all of its customers to the Company. In addition, the Company will hire at least two of Farmasyn’s employees and will purchase all of Farmasyn’s stock at acquisition prices. The Company is evaluating the transaction under ASC 805, Business Combinations.

January 27, 2020 Senior Promissory Note

On January 27, 2020, the Company executed a Senior Promissory Note (the “January Note”) in the principal amount of $250,000 payable to an unaffiliated third-party lender who had previously loaned the Company $2,500,000. The January Note bears interest at the rate of five (5%) percent per annum, paid quarterly in arrears. The January Note matures on May 15, 2020 unless in default. The Company may prepay the January Note within the first six (6) months by payment of unpaid interest for the first six (6) months and, after six (6) months, with a two (2%) percent ($5,000) premium.

The January Note is subject to acceleration in an Event of Default (as defined). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the January Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2019

February 25, 2020 Senior Promissory Note

On February 25, 2020, the Company executed a Senior Promissory Note (the “February Note”) in the principal amount of $1,000,000 payable to an unaffiliated third-party lender. The February Note bears interest at the rate of eighteen (18%) percent per annum, paid quarterly in arrears. The February Note matures on April 30, 2020 unless in default.

The February Note is subject to acceleration in an Event of Default (as defined). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the February Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection.

March 23, 2020 Forbearance Agreement

On March 23, 2020, the Company entered into a Forbearance and Amendment Agreement (the “Agreement”) with an institutional investor (the “Buyer”). The Company entered into a Securities Purchase Agreement (the “SPA”) with the Buyer on May 15, 2019, pursuant to which the Company issued a Convertible Note (the “Note”) in the principal amount of $1,500,000. The Note was due on or before March 15, 2020 and was not paid (the “Existing Default”). The Note provides that upon an Event of Default, the Buyer may, among other things, require the Company to redeem all or a portion of the Note at a redemption premium of 120%, multiplied by the product of the conversion rate ($6.00per share) and the then current market price.

The Agreement provides that the Buyer will (a) forbear (i) from taking any action with respect to the Existing Default and (ii) from issuing any demand for redemption of the Note on the basis of the Existing Default until the earlier of: (1): (September 16, 2020 (or, if earlier, such date when all amounts outstanding under the Note shall be paid in full or converted into shares of Common Stock in accordance therewith) and (2) the time of any breach by the Company of the Agreement or the occurrence of an Event of Default that is not an Existing Default (the “Forbearance Expiration Date), (b)during the Forbearance Period waive the prepayment premium to any Company Optional Redemption, and (c) during the Forbearance Period, waive the repayment in full of the Note other than the Required Payments (as defined) prior to September 16, 2020. The Scheduled Required Prepayments are $100,000 upon signing the Agreement and five (5) monthly payments thereafter aggregating $200,000 with all amounts outstanding under the Note due on September 16, 2020. In addition, there are mandatory prepayments in the event the Company completes a Subsequent Placement (as defined) or long-term debt (other than from the Buyer or from officers and directors and advisors of the Company) or factoring and purchase order indebtedness, the Company shall effect a Company Optional Redemption amount equal to 50% of the gross proceeds (less reasonable expenses of counsel and any investment bank) together with all Scheduled Required Payments.

COVID-19 Diagnostic Detection Kit Exclusive Agency Agreement

On April 4, 2020, the Company entered to an agreement with a third-party manufacturer and distributor of medical products. The Company has been appointed as the Exclusive Representation Agent to promote the COVID-19 Diagnostic Detection Kit in Greece, Cyprus, England and Germany that was developed by the third party. The duration of this agreement is for two (2) years, until April 2, 2022. Under this agreement, the Company commits to place a certain amount of minimum purchase orders within the first week as well as on an ongoing basis. In addition, the prices are fixed for each product and exclude logistics costs.

The Effects of COVID-19

The World Health Organization (WHO) declared the coronavirus outbreak a pandemic on January 30, 2020. Since the outbreak in China in December 2019, COVID-19 has expanded its impact to Europe, where all of our operations reside, as well as our employees, suppliers and customers. While the disruption is currently expected to be temporary, there is considerable uncertainty around the duration of the closings and shelter-in-place orders and the ultimate impact of governmental initiatives. However, the financial impact and duration cannot be reasonably estimated at this time.

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

With the participation of the Chief Executive Officer/Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2019, as the result of a material weakness. The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. We had the following material weakness at December 31, 2019:

•	The Company has a lack of proper segregation of duties.

•	The Company’s internal control structure lacks multiple levels of review and oversight.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

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

Name	Age	Position

Grigorios Siokas	54	CEO, CFO and Director

Dimitrios Goulielmos	52	Director

Demetrios G. Demetriades	53	Secretary and Director

John J. Hoidas	54	Director

On February 26, 2016, Dimitrios Goulielmos resigned from his positions as Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of Cosmos Holdings, Inc. (the “Company”) but retained his position as a member of the Board of Directors. His resignation is not due to any conflict with the Company. Concurrently with the acceptance of Mr. Goulielmos’ resignation, the Board of Directors appointed Grigorios Siokas to the offices of CEO and CFO and elected him to fill a vacancy and serve on the Board of Directors and as the Chairman of the Board.

Grigorios Siokas joined us as CEO, CFO and Director on February 26, 2016. He has over 15 years’ experience in the pharmaceutical industry. Since 2014, he has served as the CEO and Operations Manager of SkyPharm SA a wholly-owned subsidiary of the Company. SkyPharm SA is a pharmaceutical company located in Greece that mainly exports medicines from Greece to other European countries, such as Germany, England and Denmark. Prior to 2014, Mr. Siokas worked in a variety of sectors of the pharmaceutical industry mostly in the trading of medicines in Greece and other European countries. Additionally, since 2000 he has been a major shareholder in various pharmaceutical companies such as: Ippokratis Pharmaceuticals, (annual sales of over € 78 million); Thrakis Pharmaceuticals, (annual sales of over € 20 million); Thessalias Pharmaceuticals, (annual sales of over € 18 million); and ZED Pharma SA, (annual sales of over € 35 million). During the 1990s, Mr. Siokas founded and operated a marble wholesale import – export company in Germany. Within a period of two years he became the 4th biggest Greek marble importer in Germany. He also ran a Tour Operation with many different airlines, serving millions of customers. Grigorios Siokas has a Bachelor Degree in Geology from the Aristotle University of Thessaloniki, Greece. He received a Masters in management and finance from the University of Stuttgart and the University of Tuebigen, Germany.

Dimitrios Goulielmos joined us as CEO, CFO and Director on September 27, 2013 and resigned as an officer as of February 26, 2016 but retained his position as a Director of the Company. Since 1991, he has been principal attorney at the law firm of Goulielmos D. & Partners. He contributes to the Board the benefits of his legal, academic, and business background. Mr. Goulielmos is a fourth-generation attorney. He received his law degree with Excellency from the Aristotle University of Thessaloniki in 1988. He did post graduate studies for International transactions and Company law at Paris France and at the LSE of London, England. In 2004 he was elected Vice-president of EUROPECHE the organization that was established by the European Committee for the consultation and proposal of solutions in the sector of Community Fishery. The same year he was also elected as National representative of Hellas in the MEDISAMAK, the organization responsible for all Mediterranean countries, in the sector of Fishery. In year 2007 he was reelected as Vice-President of EUROPECHE. He is a member of the social dialogue group of ACFA, of EU on labor affairs. He is an honorary lifetime member of International Who’s Who Historical Society. Mr. Goulielmos has extensive experience in law, international deals, mergers, acquisitions, negotiations, international application of licenses, and real estate management which he will contribute to the Board.

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

Director Independence

Our board of directors has determined that John Hoidas qualifies as an “independent board member” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2019, the no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2019.

Code of Ethics

We have adopted a Code of Ethics for Financial Executives, which includes our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics has been filed as an exhibit to this Report.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal year ended December 31, 2019 and 2018.

SUMMARY COMPENSATION TABLE

Name	YE 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Grigorios	2019	-	-	-	-	-	-	-	-
Siokas (1)	2018	-	-	-	-	-	-	-	-

Dimitrios	2019	-	-	-	-	-	-	-	-
Goulielmos (2)	2018	-	-	-	-	-	-	-	-

Demetrios G.	2019	-	-	-	-	-	-	-	-
Demetriades	2018	-	-	-	-	-	-	-	-

________________

(1)

Mr. Siokas became the Company’s Chief Executive Officer and Director of the Company in 2016. Prior to his becoming Chief Executive Officer, on April 30, 2014, the Company entered into an Exclusive Cooperation Agreement with Mr. Siokas to be the Manager of the Pharmaceutical Division of the Company. This Agreement was rescinded as of the date when Mr. Siokas became CEO in February 2016.

(2)	Mr. Goulielmos was Chief Executive Officer from September 27, 2013 until he resigned on February 26, 2016.

Narrative Disclosure to the Summary Compensation Table

There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2019.

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

Director Compensation

During the fiscal year ended December 31, 2019, no compensation was awarded to, earned by, or paid to our current director for services rendered in any capacities to us.

We have no formal plan for compensating our directors for their services in their capacity as directors. In the future we may grant options to our directors to purchase shares of common stock as determined by our Board of Directors or a compensation committee that may be established.

Stock Option Plans

We did not have a stock option plan as of December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of April 12, 2020, for each of the following persons, after giving effect to the transaction under the Exchange Agreement:

•	all such directors and executive officers as a group; and

•	each person who is known by us to own beneficially five percent or more of our common stock prior to the change of control transaction.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. The percentage of class beneficially owned set forth below is based on 13,305,030 shares of common stock issued and outstanding on April 12, 2020. We calculated beneficial ownership according to Rule 13d-3 of the Securities Exchange Act of 1934, as amended as of that date (the “Exchange Act”). Shares of our Common Stock issuable upon exercise of options or warrants or conversion of Notes that are exercisable or convertible within sixty (60) days of April 12, 2020 are included as beneficially owned by the holder, but not deemed outstanding for computing the percentage of any other Stockholder for Percentage of Common Stock Beneficially Owned Immediately. Beneficial ownership generally includes voting and dispositive power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole dispositive power with respect to all shares beneficially owned.

Name and Address of Beneficial Owners of Common Stock 1	Title of Class	Amount and Nature of Beneficial Ownership		% of Common Stock

Grigorios Siokas [1]	Common	7,845,639		59.0%

Dimitrios Goulielmos [2]	Common	540,000		4.1%

DIRECTORS AND OFFICERS		8,385,639		63.1%

5% SHAREHOLDERS
Hudson Bay Ltd [3]		1,108,428	[4]	9.99%

____________

(1)	Mr. Siokas has a voting block of 7,845,639 common shares, or 59% of the issued and outstanding common stock of the Company as of April 12, 2020.

(2)

Mr. Goulielmos is the owner of Jaron Trading Limited a company that holds 40,000 common shares. Therefore Mr. Goulielmos, in addition to the 500,000 common shares that he personally owns, he controls the 40,000 that belongs to Jaron Trading Limited. Attributing these shares to Mr. Goulielmos gives him a voting block of 540,000 shares, or 4.1% of the issued and outstanding common stock of the Company at April 12, 2020.

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

(4)

As reported on Schedule 13G/A filed with the SEC on January 5, 2020, beneficial ownership of Hudson Bay Ltd. includes an aggregate of XXX shares of common stock issuable upon conversion of convertible Notes (which have since been repaid) and shares issuable upon exercise of Warrants that are held by such holder. Conversion of the Notes and exercise of the Warrants are each subject to a blocker provision which prevents any holder from converting or exercising, as applicable, the Notes or the Warrants into shares of Common Stock if its beneficial ownership of the Common Stock would exceed 9.99% of the Company’s issued and outstanding Common Stock (each, a “Blocker”).

Percentages are based on 13,305,030 shares outstanding at April 12, 2020.

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

On December 20, 2018, the €1,500,000 ($1,718,400) note payable, originally borrowed pursuant to a Loan Agreement with a third-party lender, dated March 16, 2018, was transferred to Grigorios Siokas. The note bears an interest rate of 4.7% per annum and had a maturity date of March 18, 2019. As of December 31, 2018, the Company has an outstanding principal balance of €1,500,000 ($1,718,400) and accrued interest of €55,631 ($63,371).

During the years ended December 31, 2018 and 2017, Grigorios Siokas was paid total compensation of $0 and $250,000, respectively.

Grigorios Siokas is the Company’s CEO and principal shareholder, and is hence considered a related party to the Company.

Doc Pharma

On May 20, 2016, the Company entered into a non-binding Memorandum of Understanding (“MOU”) with DOC Pharma SA, a company controlled by Grigorios Siokas, the Company’s CEO, a director and principal shareholder. Doc Pharma SA located in Thessaloniki, Greece, is an ISO certified and licensed GDP (Good Distribution Practices) wholesaler of pharmaceutical products and GMP (Good Manufacture Practices) manufacturer of non-patent and patent medicines, Over-the-counter (OTC) medicines and Food Supplements. It is the owner of numerous licenses of generic medicines and uses its own network of pharmaceutical sales representatives to communicate its products with doctors. The Memorandum of Understanding expired on December 31, 2016, and has not been formally renewed or extended, however is being pursued. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As of December 31, 2019, the Company had a prepaid balance of €2,181,780 ($2,449,484) and an accounts payable balance of €22,576 ($25,346), resulting in a net prepaid balance of €2,158,434 ($2,424,138) to Doc Pharma S.A. related to purchases of inventory. Additionally, the Company has a receivable balance of €546,240 ($613,264),.As of December 31, 2018, the Company had a prepaid balance of €1,867,239 ($2,139,109) and an accounts payable balance of €31,514 ($36,103), resulting in a net prepaid balance of €1,835,725 ($2,103,006) to Doc Pharma S.A., related to purchases of inventory. Additionally, the Company has a receivable balance and €38,323 ($43,903).

During the years ended December 31, 2019 and 2018, the Company purchased a total of €3,095,163 ($3,464,725) and €4,596,227 ($5,431,361) of products from Doc Pharma, respectively. During the years ended December 31, 2019 and 2018 the Company had €779,919 ($873,041) and €201,645 ($238,284) revenue from Doc Pharma, respectively.

On November 1, 2015, the Company entered into a €12,000 ($12,662) Loan Agreement with Doc Pharma S.A, pursuant to which Doc Pharma S.A., paid existing bills of the Company in the amount of €12,000 ($12,662), excluding the Vendor Bills. The loan bears an interest rate of 2% per annum and was due and payable in full on October 31, 2016. As of December 31, 2019, the Company had an outstanding principal balance under this note of €12,000 ($13,472) and accrued interest expense of $1,100.

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

Medihelm

As of December 31, 2019, the Company had a prepaid balance of €3,109,147 ($3,490,639) and an accounts payable balance of £39,818 ($52,500) and €143,393 ($160,987), resulting in a net prepaid balance of $3,277,152 to Medihelm S.A. related to purchases of inventory. Additionally, the Company has a receivable balance of €1,163,070 ($1,305,779). As of December 31, 2018, the Company had a prepaid balance of €2,459,805 ($2,817,953) and an accounts payable balance of £42,065 ($53,566), resulting in a net prepaid balance of $2,764,387 to Medihelm S.A. related to purchases of inventory. Additionally, the Company has a receivable balance of €127,292 ($145,826).

During the years ended December 31, 2019 and 2018, SkyPharm purchased €2,332,755 ($2,611,286) and €9,564,899 ($11,302,842) of products from Medihelm, respectively, and Decahedron purchased $0 and £718,050 ($958,454) of products from Medihelm, respectively. During the years ended December 31, 2019 and 2018, SkyPharm had revenue of €945,074 ($1,057,916) and €1,055,435 ($1,247,208) from Medihelm, respectively.

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

Dimitrios Goulielmos

On November 21, 2014, SkyPharm entered into a Loan Agreement with Dimitrios Goulielmos, former Chief Executive Officer, and a current director of the Company, pursuant to which the Company borrowed €330,000 ($401,115) from Mr. Goulielmos. The Loan bore an interest rate of 2% per annum and was due and payable in full on May 11, 2015. On November 4, 2015, €130,000 ($142,860) in principal and the related accrued interest of €733 ($806) was forgiven and the remaining balance of €200,000 will no longer accrue interest as part of the stock purchase agreement with Grigorios Siokas on November 4, 2015 referenced above. The Company repaid €146,500 in prior years. During the year ended December 31, 2019, the Company paid back an additional €40,300 ($45,245) and as of December 31, 2019, an outstanding principal balance of €13,200 ($14,820) and €0 ($0) accrued interest remains.

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

Following the acquisition of Decahedron, Nicholaos Lazarou was the managing director of the Company’s UK subsidiary until June 30, 2019.

On December 19, 2017, the Company entered into a stock purchase agreement with Nicholaos Lazarou whereby for consideration of €80,000 ($94,495) the Company purchased 20,000 shares of its common stock. As per the agreement, the sale and transfer of the shares occurred on December 19, 2017, the date of signing, however the Company is entitled to pay the full consideration in tranches until July 2018. As of December 31, 2017, the Company has paid consideration of €28,000 ($33,073) and had an amount due to related party of €52,000 ($61,422) recorded as accounts payable related party as of December 31, 2017. The shares were returned to the Company in February 2018. During the year ended December 31, 2018, the Company repaid the remaining balance of €52,000 ($61,448) and has an amount due to related party of €0 ($0) as of December 31, 2018.

On June 18, 2018, the Company entered into a stock purchase agreement with Nicholaos Lazarou, whereby for consideration of €60,000 ($69,912) the Company repurchased 15,000 shares of its common stock. As per the agreement, the sale and transfer of the shares occurred on June 18, 2018, the date of signing, however the Company is entitled to pay the full consideration in tranches until November 2018. During the year ended December 31, 2018, the Company has paid consideration of €60,000 ($70,902) and has an amount due to related party of €0 ($0) as of December 31, 2018.

On November 30, 2018, the Company entered into a stock purchase agreement with Nicholaos Lazarou, whereby for consideration of $60,000 the Company repurchased 20,000 shares of its common stock. As per the agreement, the sale and transfer of the shares occurred on November 30, 2018, the date of signing, however, the Company was entitled to pay the full consideration in tranches until August 2019. As of December 31, 2018, the Company had an amount due to related party of $48,683. During the year ended December 31, 2019, the Company repaid the remaining balance in the amount of $48,683.

On June 20, 2019, the Company entered into a stock purchase agreement with Nicholaos Lazarou whereby for consideration of $15,000, the Company repurchased 114,518 shares of its common stock. As per the agreement, the sale and transfer of the shares occurred on June 20, 2019, the date of signing. During the year ended December 31, 2019, the Company paid the $15,000 in consideration in full.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Item 14. Principal Accountant Fees and Services

On January 18, 2019, the Company’s Board of Directors approved the engagement of Armanino LLP (“Armanino”) as the Company’s new Independent Certified Public Accountants, and the Company entered into an engagement agreement with Armanino on January 18, 2019. Armanino performed the audit of the Company’s consolidated financial statements for the fiscal years ended December 31, 2019 and December 31, 2018 and issued the audit report in this Annual Report.

The following table presents: (1) estimated fees for professional audit services rendered by Armanino for the audit of our annual financial statements and for other services for the year ended December 31, 2019; and (2) fees for professional audit services rendered by MB for the audit of our annual financial statements and for other services for the years ended December 31, 2019 and 2018.

Financial Statements for the Year Ended	Audit Services	Audit Related Fees	Tax Fees	Other Fees
December 31, 2019
ARMANINO LLP	$75,000	-	-	-
December 31, 2018
ARMANINO LLP	$50,000	-	-	-

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

Audit Fees for the fiscal years ended December 31, 2019 and 2018 were for professional services rendered for the audits and quarterly reviews of the financial statements of the Company, consents, and other assistance required to complete the year-end audit of the financial statements.

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

50

10.41

Amendment dated as of December 19, 2018 to Stock Purchase Agreement dated as of June 23, 2018 by and among Cosmofarm Ltd., Deepdae Holding Ltd. and Cosmos Holdings Inc. filed with Form 8-K on December 20, 2018 (34)

10.42	Promissory Note dated December 19, 2018 from Cosmos Holdings Inc. to Deepdae Holding Ltd. filed with Form 8-K on December 20, 2018 (34)

10.43	Form of Senior Promissory Note (39)

10.44	Form of Guaranty Agreement (39)

10.45	Form of Securities Purchase Agreement by and Among Cosmos Holdings Inc and the Buyer (42)

10.46	Form of Senior Convertible Note (42)

10.47	Debt Exchange Agreement dated May 28, 2019 (43)

10.48	Debt Exchange Agreement dated June 24,2019 (44)

10.49	Form of Forbearance and Amendment Agreement (45)

14.1	Code of Ethics (30)

16.1	Letter from Malone Bailey LLP dated January 23, 2019 (35)

21	List of Subsidiaries*

31.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.***

_____________

*	Filed with this Report

***	To be filed by amendment

(1)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-162597) filed by the Registrant on October 20, 2009.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on May 1, 2014.

(3)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on January 9, 2017.

(4)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on November 9, 2015.

(5)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on August 16, 2016.

(6)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on September 16, 2016.

(7)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on October 5, 2016.

(8)	Incorporated by reference to the Current Report on Form 8-K dated as of November 16, 2016 filed by the Registrant on November 22, 2016.

(9)	Incorporated by reference to the Current Report on Form 8-K dated as of November 17, 2016 filed by the Registrant on November 22, 2016.

(10)	Incorporated by reference to the Current Report on Form 8-K/A filed by the Registrant on February 13, 2017.

(11)	Incorporated by reference to the Current Report on Form 8-K/A filed by the Registrant on March 28, 2017.

(12)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on April 14, 2017.

(13)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant in October 11, 2017.

(14)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on November 16, 2017.

(15)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on May 18, 2017.

(16)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on April 1, 2014.

(17)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on November 26, 2014.

(18)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on January 5, 2015.

(19)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on March 31, 2015.

(20)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on November 9, 2015.

(21)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on December 27, 2017.

(22)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on February 21, 2018.

(23)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on March 19, 2018.

(24)	Incorporated by reference to Registration Statement on Form S-1/A (No. 333-222061) filed by the Registrant on January 22, 2018.

(25)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on October 3, 2013.

(26)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on September 5, 2018.

(27)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on May 31, 2018.

(28)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on June 26, 2018.

(29)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on July 19, 2018.

(30)	Incorporated by reference to the filing of the Annual Report on Form 10-K filed by the Registrant on April 17, 2018.

(31)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on September 27, 2018.

(32)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on October 19, 2018.

(33)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on December 13, 2018.

(34)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on December 21, 2018.

(35)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on January 25, 2019.

(36)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on February 6, 2019.

(37)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on February 19, 2019.

(38)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on March 7, 2019.

(39)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on April 4, 2019.

(40)	Incorporated by reference to Registration Statement on Form S-1/A (No. 333-222061) filed by the Registrant on January 31, 2018.

(41)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on October 4, 2018.

(42)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on May 16, 2019

(43)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on May 28, 2019.

(44)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on June 25, 2019.

(45)	Incorporated by reference to the filing of the Current Report on Form 8-Kfiled by the Registrant on March 23, 2020.

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

Cosmos Holdings Inc.

Date: April 14, 2020	By:	/s/ Grigorios Siokas
Grigorios Siokas
Chief Executive Officer (Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer )

In accordance with the Exchange Act, this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Grigorios Siokas	Chief Executive Officer	April 14, 2020
Grigorios Siokas	(Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer) and Director

/s/ Dimitrios Goulielmos	Director	April 14, 2020
Dimitrios Goulielmos

/s/ Demetrios G. Demetriades	Secretary and Director	April 14, 2020
Demetrios G. Demetriades

/s/ John J. Hoidas	Director	April 14, 2020
John J. Hoidas

