Form 10-Q
period 2020-03-31
Cosmos Holdings Inc.
filed 2020-05-15
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 15, 2020, there were 13,225,387 shares issued and 12,860,059 shares outstanding of the registrant’s common stock.

COSMOS HOLDINGS INC.

COSMOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$984,881	$38,537
Accounts receivable, net	11,017,329	7,348,945
Accounts receivable - related party	738,283	1,919,043
Marketable securities	212,900	238,940
Inventory	3,414,734	3,474,220
Other investments	4,298	4,381
Prepaid expenses and other current assets	1,531,657	1,549,055
Prepaid expenses and other current assets - related party	2,343,924	5,940,124
Operating lease right-of-use asset	441,441	498,180
Financing lease right-of-use asset	132,494	167,310

TOTAL CURRENT ASSETS	20,821,941	21,178,735

Property and equipment, net	1,705,033	1,734,781
Goodwill and intangible assets, net	255,433	263,681
Other assets	689,756	702,439

TOTAL ASSETS	$23,472,163	$23,879,636

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,833,489	$8,561,681
Accounts payable and accrued expenses - related party	35,162	240,302
Customer advances	170,990	247,318
Convertible notes payable, net of unamortized discount of $0 and $29,509, respectively	1,400,000	1,470,491
Notes payable	13,297,462	12,029,724
Notes payable - related party	1,346,376	1,375,532
Lines of credit	3,435,005	2,750,992
Loans payable - related party	1,487,807	1,026,264
Taxes payable	172,632	175,939
Operating lease liability, current portion	111,806	139,556
Financing lease liability, current portion	50,064	58,185
Other current liabilities	154,668	165,271

TOTAL CURRENT LIABILITIES	28,495,461	28,241,255

Share settled debt obligation	1,554,590	1,554,590
Operating lease liability, net of current portion	328,309	353,024
Financing lease liability, net of current portion	74,681	82,523
Other liabilities	107,023	109,073
TOTAL LIABILITIES	30,560,064	30,340,465

Commitments and Contingencies (see Note 13)	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 13,225,387 shares issued and 12,860,059 outstanding as of March 31, 2020 and December 31, 2019	13,225	13,225
Additional paid-in capital	13,525,749	13,525,749
Treasury stock, 365,328 shares as of March 31, 2020 and December 31, 2019	(411,854)	(411,854)
Accumulated deficit	(20,054,920)	(19,571,610)
Accumulated other comprehensive loss	(160,101)	(16,339)

TOTAL STOCKHOLDERS' DEFICIT	(7,087,901)	(6,460,829)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$23,472,163	$23,879,636

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2020	2019

REVENUE	$11,933,248	$9,683,341

COST OF GOODS SOLD	10,740,077	9,057,179

GROSS PROFIT	1,193,171	626,162

OPERATING EXPENSES
General and administrative expenses	867,599	743,531
Depreciation and amortization expense	100,008	56,373
TOTAL OPERATING EXPENSES	967,607	799,904

INCOME (LOSS) FROM OPERATIONS	225,564	(173,742)

OTHER INCOME (EXPENSE)
Other income (expense), net	(11,434)	2,357
Interest expense - related party	(66)	(66)
Interest expense	(412,055)	(259,712)
Non-cash interest expense	(29,509)	(229,713)
Gain (loss) on equity investments, net	(22,172)	606,125
Foreign currency transaction loss, net	(227,134)	(160,640)
TOTAL OTHER EXPENSE, NET	(702,370)	(41,649)

LOSS BEFORE INCOME TAXES	(476,806)	(215,391)

INCOME TAX EXPENSE	(6,504)	(1,782)

NET LOSS	(483,310)	(217,173)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net	(143,762)	61,629

TOTAL COMPREHENSIVE LOSS	$(627,072)	$(155,544)

BASIC NET LOSS PER SHARE	$(0.04)	$(0.02)
DILUTED NET LOSS PER SHARE	$(0.04)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	13,225,387	13,384,574
Diluted	13,225,387	13,384,574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cosmos Holdings, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

									Other
	Preferred Stock		Common Stock		Additional	Treasury Stock			Comprehensive	Total
	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	No. of Shares	Value	Accumulated Deficit	Income (Loss)	Stockholders' Deficit

Balance at January 1, 2019	-	-	13,878,757	$13,879	$13,133,982	(193,690)	$(225,494)	$(16,272,645)	$32,828	$(3,317,450)
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	61,629	61,629
Cancellation of pre-delivery shares issued in connection with convertible debentures	-	-	(573,742)	(574)	574	-	-	-	-	-
Purchase of treasury stock from third party	-	-	-	-	-	(23,847)	(71,541)	-	-	(71,541)
Net loss	-	-	-	-	-	-	-	(217,173)	-	(217,173)
Balance at March 31, 2019	-	-	13,305,015	13,305	13,134,556	(217,537)	(297,035)	(16,489,818)	94,457	(3,544,535)

Balance at January 1, 2020	-	-	13,225,387	$13,225	$13,525,749	(365,328)	$(411,854)	$(19,571,610)	$(16,339)	$(6,460,829)
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	(143,762)	(143,762)
Net loss	-	-	-	-	-	-	-	(483,310)	-	(483,310)
Balance at March 31, 2020	-	-	13,225,387	13,225	13,525,749	(365,328)	(411,854)	(20,054,920)	(160,101)	(7,087,901)

The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(483,310)	$(217,173)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and amortization expense	61,760	56,373
Amortization of right-of-use assets	38,248	69,632
Amortization of debt discounts	29,509	229,713
Lease expense	53,600	-
Interest on finance leases	2,301	-
(Gain) loss on change in fair value of equity investments	22,172	(606,125)
Changes in Assets and Liabilities:
Accounts receivable, net	(3,668,384)	(816,540)
Accounts receivable - related party	1,180,760	(269,447)
Inventory	59,486	452,208
Prepaid expenses and other current assets	17,398	290,663
Prepaid expenses and other current assets - related party	3,596,200	(31,767)
Other assets	12,683	8,551
Accounts payable and accrued expenses	(1,728,192)	349,271
Accounts payable and accrued expenses - related party	(205,140)	(10,884)
Customer advances	(76,328)	50,866
Other current liabilities	(10,603)	(41,426)
Lease liabilities	(41,542)	(27,417)
Taxes payable	(3,307)	-
Other liabilities	(2,050)	29,569
NET CASH USED IN OPERATING ACTIVITIES	(1,144,739)	(483,933)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(54,223)	(462,545)
Proceeds from sale of investments	-	333,014
NET CASH USED IN INVESTING ACTIVITIES	(54,223)	(129,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of convertible note payable	(100,000)	(365,513)
Proceeds from convertible note payable	-	-
Payment of related party note payable	(3,305)	(14,035)
Proceeds from note payable	1,310,000	-
Payment of related party loan	(49,572)	(38,175)
Proceeds from related party loan	516,819	-
Payment of lines of credit	(3,344,072)	(1,875,720)
Proceeds from lines of credit	4,079,719	2,518,913
Payments of finance lease liability	(19,886)	(8,121)
Purchase of treasury stock	-	(71,541)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,389,703	145,808

Effect of exchange rate changes on cash	(244,397)	(87,031)

NET CHANGE IN CASH	946,344	(554,687)

CASH AT BEGINNING OF PERIOD	38,537	864,343
CASH AT END OF PERIOD	$984,881	$309,656

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$124,178	$119,770
Income tax	$11,605	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Cancellation of pre-delivery shares issued for conversion of convertible notes payable	$-	$574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2020

NOTE 1 – BASIS OF PRESENTATION

The terms “COSM,” “we,” “the Company,” and “us” as used in this report refer to Cosmos Holdings, Inc. The accompanying unaudited condensed consolidated balance sheet as of March 31, 2020 and unaudited condensed consolidated statements of operations for the three months ended March 31, 2020 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of COSM, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2019 and 2018, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“Form 10-K”). The accompanying consolidated balance sheet as of December 31, 2019 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet.

NOTE 2 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

Overview

Cosmos Holdings, Inc. is an international pharmaceutical wholesaler. The Company imports, exports and distributes brand-name and generic pharmaceuticals, over-the-counter (“OTC”) medicines, a variety of vitamins, and dietary supplements. Through March 31, 2020, we operated our business through three wholly owned subsidiaries: (i) SkyPharm S.A. (“SkyPharm”), headquartered in Thessaloniki, Greece; (ii) Decahedron Ltd. (“Decahedron”), headquartered in Harlow, United Kingdom (“UK”); and (iii) Cosmofarm Ltd. (“Cosmofarm”), headquartered in Athens, Greece. Our business is primarily comprised of cross-border sales of brand-name pharmaceutical products in the European Union (“EU”). Our cross-border pharmaceutical wholesale business serves wholesale pharmaceutical distributors and independent retail pharmacies across the EU through a network of three strategic distribution centers, as well as an additional warehousing facility. Pharmaceutical manufacturers generally implement variable pricing strategies within the EU market. Identifying and evaluating price spreads between EU member states enables us to source brand-name pharmaceuticals from countries where ex-factory prices are comparatively low and export to countries where the same products are priced higher. We remain focused on leveraging our growing purchasing scale and supplier relationships to secure discounts and provide pharmaceuticals at reduced prices and continuing to drive organic growth at attractive margins for our cross-border pharmaceutical wholesale business.

We regularly evaluate and undertake strategic initiatives to expand our distribution reach, improve our profit margins, and strengthen our competitive position. In 2018, we entered the vitamins and dietary supplements segment and in the fourth quarter of 2018 we posted the first sales of our own brand of nutraceuticals; SkyPremium Life. Through the December 2018 acquisition of Cosmofarm, we entered the full-line pharmaceutical wholesale distribution segment. Cosmofarm now serves approximately 370 independent retail pharmacies and 15 pharmaceutical wholesalers in the greater Athens region by providing a reliable supply of brand-name and generic pharmaceuticals, OTC medicines, vitamins, and dietary supplements. We invest in technology to enhance safety, distribution and warehousing efficiency and reliability. For example, Cosmofarm operates two fully automated ROWA, a German robotic warehouse system that ensure 0% error selection rate, accelerate order fulfillment, and yield higher cost-efficiency in our Athens distribution center.

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

March 31, 2020

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

On February  1, 2019, the Hellenic Ministry of Health and the National Organization for Medicines extended the validity of Cosmofarm’s license for the wholesale of pharmaceutical products for human use for a period of five years and pursuant to the EU directive of (2013/C 343/01).

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

March 31, 2020

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

On September 29, 2018, Amplerissimo transferred its remaining 22% investment in SkyPharm to the Company. The Company now holds 100% of the capital of SkyPharm as a 100% wholly-owned subsidiary of the Company. On September 30, 2018, the Company entered into a Share Purchase Agreement with an unaffiliated third party and sold 100% of the issued capital of its subsidiary, Amplerissimo.

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

Going Concern

The Company’s consolidated financial statements are prepared in conformity with U.S. GAAP which contemplates the continuation of the Company as a going concern. For the three months ended March 31, 2020, the Company had revenue of $11,933,248, a net loss of $483,310 and net cash used in operations of $1,144,739. Additionally, as of March 31, 2020, the Company had an accumulated deficit of $20,054,920 a working capital deficit of $7,673,520 and stockholders’ deficit of $7,087,901. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing.

The condensed consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

March 31, 2020

Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with principles generally accepted in the United States of America.

Principles of Consolidation

Our condensed consolidated accounts include our accounts and the accounts of our wholly-owned subsidiaries, SkyPharm S.A., Decahedron Ltd. and Cosmofarm Ltd. All significant intercompany balances and transactions have been eliminated.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of May 15, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2020, and December 31, 2019, there were no cash equivalents.

The Company maintains bank accounts in the United States denominated in U.S. Dollars and in Greece and in Bulgaria all of them denominated in Euros. The Company also maintains bank accounts in the United Kingdom of Great Britain, dominated in Euros and Great Britain Pounds (British Pounds Sterling).

Account Receivable

Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts against gross accounts receivable reflects the best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. As of March 31, 2020, and December 31, 2019, the Company’s allowance for doubtful accounts was $551,723 and $562,444, respectively.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2020

Inventory

Inventory is stated at the lower-of-cost or net realizable value using the weighted average method. Inventory consists primarily of finished goods and packaging materials, i.e. packaged pharmaceutical products and the wrappers and containers they are sold in. A periodic inventory system is maintained by 100% count. Inventory is replaced periodically to maintain the optimum stock on hand available for immediate shipment.

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

Depreciation expense was $53,512 and $49,499 for the three months ended March 31, 2020 and 2019, respectively.

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

March 31, 2020

Prior to the acquisition of Decahedron, the Company had no recorded goodwill value. As a result of the acquisition of Decahedron, the Company tested and expensed 100% of the goodwill allocated to the purchase price, an amount equal to $1,949,884 for the year ended December 31, 2017.

On December 19, 2018, as a result of the acquisition of Cosmofarm, the Company recorded $49,697 of goodwill.

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 5 years for an import/export license. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. As of March 31, 2020, no revision to the remaining amortization period of the intangible assets was made.

Amortization expense was $8,248 and $6,874 for the three months ended March 31, 2020 and 2019, respectively.

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

As of March 31, 2020, investments consisted of 3,000,000 shares, which traded at a closing price of $0.005 per share or a value of $14,100 of ICC International Cannabis Corp, 40,000 shares which traded at a closing price of $4.91 per share, or value of $196,525 of Diversa S.A. and 16,666 shares which traded at a closing price of $0.33 per share or value of $2,275 of National Bank of Greece. Additionally, the Company has $4,298 in equity securities of Pancreta bank, which are not publicly traded and recorded at cost. See Note 3, for additional investments in equity securities.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2020

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

The following tables presents assets that are measured and recognized at fair value as of March 31, 2020 and December 31, 2019, on a recurring basis:

	March 31, 2020			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – ICC International Cannabis Corp.	$14,100	-	-	$14,100
Marketable securities – Divsersa S.A.	196,525	-	-	196,525
Marketable securities – National Bank of Greece	2,275	-	-	2,275
	$212,900			$212,900

	December 31, 2019			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – ICC International Cannabis Corp.	$33,000	-	-	$33,000
Marketable securities – Divsersa S.A.	200,290	-	-	200,290
Marketable securities – National Bank of Greece	5,650	-	-	5,650
	$238,940			$238,940

In addition, FASB ASC 825-10-25 Fair Value Option, (“ASC 825-10-25”), expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

Customer Advances

The Company receives prepayments from certain customers for pharmaceutical products prior to those customers taking possession of the Company’s products; the Company records these receipts as customer advances until it has met all the criteria for recognition of revenue including passing control of the products to its customer, at such point the Company will reduce the customer and deposits balance and credit the Company’s revenues.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2020

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

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. As of March 31, 2020, the Company has maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2020

The Company periodically reviews the uncertainties and judgments related to the application of complex income tax regulations to determine income tax liabilities in several jurisdictions. The Company uses a “more likely than not” criterion for recognizing the income tax benefit of uncertain tax positions and establishing measurement criteria for income tax benefits. The Company has evaluated the impact of these positions and due to the fact that the fiscal years 2013 - 2014 are unaudited by the Greek tax authorities, a potential tax liability has been identified, which may arise from a prospective tax audit from tax authorities, based on the tax settlement note of years 2007 - 2009. The amount of the liability as of March 31, 2020, and December 31, 2019, was $78,196 and $79,716, respectively, and has been recorded as a long-term liability within the condensed consolidated balance sheets.

Retirement and Termination Benefits

Under Greek labor law, employees are entitled to lump-sum compensation in the event of termination or retirement. The amount depends on the employee’s work experience and renumeration as of the day of termination or retirement. If an employee remains with the company until full-benefit retirement, the employee is entitled to a lump-sum equal to 40% of the compensation to be received if the employee were to be dismissed on the same day. The Company periodically reviews the uncertainties and judgments related to the application of the relevant labor law regulations to determine retirement and termination benefits obligations of its Greek subsidiaries. The Company has evaluated the impact of these regulations and has identified a potential retirement and termination benefits liability. The amount of the liability as of March 31, 2020, and December 31, 2019, was $75,706 and $77,170 respectively, and has been recorded as a long-term liability within the condensed consolidated balance sheets.

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

	Three Months Ended March 31,
	2020	2019
Weighted average number of common shares outstanding Basic	13,225,387	13,384,574
Potentially dilutive common stock equivalents	-	-
Weighted average number of common and equivalent shares outstanding - Diluted	13,225,387	13,384,574

Common stock equivalents are included in the diluted income per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which simplifies the measurement of goodwill by eliminating Step 2 from the current goodwill impairment test in the event that there is evidence of an impairment based on qualitative or quantitative assessments. ASU 2017-04 does not change how the goodwill impairment is identified, and the Company will continue to perform a qualitative assessment annually to determine whether the two-step impairment test is required. Until the adoption, current accounting standards require the impairment loss to be recognized under Step 2 of the impairment test. This requires the Company to calculate the implied fair value of goodwill by assigning fair value to the reporting unit’s assets and liabilities as if the reporting unit has been acquired in a business combination, then subsequently subtracting the implied goodwill from the carrying amount of the goodwill. The new standard would require the Company to determine the fair value of the reporting unit and subtract the carrying value from the fair value of the reporting unit to determine if there is an impairment. ASU 2017-04 is effective for the Company for fiscal years beginning after December 15, 2019, and early adoption is permitted. ASU 2017-04 is required to be adopted prospectively, and the adoption is effective for annual goodwill impairment tests performed in the year of adoption. The adoption of ASU No. 2017-04 did not have a material effect on the Company’s condensed consolidated financial position or the Company’s consolidated results of operations.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2020

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

Since Marathon was a newly formed entity with no assets and no activity, the Company attributed no value to the 5 million shares in Marathon which was received as consideration for the distribution services. As described below, the Company exchanged the Marathon shares in May and July 2018.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2020

The Company determined the fair value of both exchanges based on an actively quoted stock price of ICC received in exchange for the Marathon shares. The Company continues to fair value its investment in ICC with changes recognized in earnings each period and was recorded as an unrealized loss on exchange of investment during the three months ended March 31, 2020 of $18,900. The value of the investments as of March 31, 2020 and December 31, 2019, was $14,100 and $33,000, respectively.

Since no value was attributed to the 33 1/3% equity ownership interest in Marathon received as consideration for the distribution services, the Company would receive variable consideration in future for its services under the Distribution and Equity Acquisition Agreement, if certain milestones are achieved. Refer to Note 11 for the accounting associated with the cash of CAD $2 million received upfront. Variable consideration to be received in the future upon achieving the gross sales milestones described above, is constrained as the Company estimates that it is probable that a significant reversal of revenue could occur. In assessing the constraint, the Company considered its limited experience with the Products, new geographic markets and similar transactions, which affect the Company’s ability to estimate the likelihood of a probable revenue reversal. Therefore, no revenue has been recognized for the period ended March 31, 2020. The Company will continue to reassess variable consideration at each reporting period and update the transaction price when it becomes probable that a significant revenue reversal would not occur.

As of March 31, 2020, in addition to the 3,000,000 ICC shares valued at $14,100, as noted above, marketable securities also consisted of the following: 40,000 shares which traded at a closing price of $4.91 per share, or value of $196,525 of Diversa S.A. and 16,666 shares which traded at a closing price of $0.33 per share or value of $2,275 of National Bank of Greece. The Company recorded a net unrealized loss on the fair value of these investments of $3,272 during the three months ended March 31, 2020.

CosmoFarmacy LP

In June 2019, the Company entered into an agreement with an unaffiliated third party to incorporate CosmoFarmacy L.P. for the purpose of providing strategic management consulting services and the retail trade of pharmaceutical products, and OTC to pharmacies. CosmoFarmacy was incorporated with a 30-year term through May 31, 2049. The unaffiliated third party is the general partner (the “GP”) of the limited partnership and is responsible for management and decision-making associated with CosmoFarmacy. The initial share capital was set to EUR 150,000 which was later increased to EUR 500,000. The GP contributed the pharmacy license (the “License”) valued at EUR 350,000 (30-year term) to operate the business of CosmoFarmacy in exchange for a 70% equity ownership. The Company is a limited partner and contributed cash of EUR 150,000 for the remaining 30% equity ownership. CosmoFarmacy is not publicly traded and the Company’s investment has been recorded using the equity method of accounting. The value of the investment as of March 31, 2020 was $165,195.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	March 31, 2020	December 31, 2019
Leasehold improvements	$563,304	$548,000
Vehicles	112,893	115,055
Furniture, fixtures and equipment	1,418,701	1,439,839
Computers and software	106,587	85,052
	2,201,485	2,187,946
Less: Accumulated depreciation and amortization	(496,452)	(453,165)
Total	$1,705,033	$1,734,781

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2020

NOTE 5 – INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following at:

	March 31, 2020	December 31, 2019
License	$50,000	$50,000
Trade name / mark	36,997	36,997
Customer base	176,793	176,793
	263,790	263,790
Less: Accumulated amortization	(58,054)	(49,806)
Subtotal	205,736	213,984
Goodwill	49,697	49,697
Total	$255,433	$263,681

NOTE 6 – INCOME TAXES

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the three months ended March 31, 2020 and 2019.

The Company’s Greece subsidiaries are governed by the income tax laws of Greece. The corporate tax rate in Greece is 29% on income reported in the statutory financial statements after appropriate tax adjustments.

The Company’s United Kingdom subsidiaries are governed by the income tax laws of the United Kingdom. The corporate tax rate in the United Kingdom is 19% on income reported in the statutory financial statements after appropriate tax adjustments.

On December 22, 2017, the President of the United States signed into law Public Law No. 115-97, commonly referred to as the Tax Reform Act, following its passage by the United States Congress. The Tax Reform Act made significant changes to U.S. federal income tax laws, including reduction of the corporate tax rate from 34.0% to 21.0%, limitation of the deduction for net operating losses to 80.0% of current year taxable income and elimination of net operating loss carrybacks, one-time taxation of offshore earning at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions.

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

As of March 31, 2020 and 2019, the Company’s effective tax rate differs from the US federal statutory tax rate primarily due to a valuation allowance recorded against net deferred tax assets in all jurisdictions in which the Company operates.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. As of March 31, 2020, and December 31, 2019, the Company has maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

As of March 31, 2020, and December 31, 2019, the Company has a provision for tax charges recorded in any jurisdiction where it is subject to income tax, in the amount of $78,196 and $79,716, respectively, which is included in Other Liabilities on the condensed consolidated balance sheets.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2020

NOTE 7 – CAPITAL STRUCTURE

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock, which may be issued from time to time in one or more series authorized by the Board of Directors. As of March 31, 2020, no preferred shares have been issued.

Common Stock

The Company is authorized to issue 300 million shares of common stock. As of March 31, 2020 and December 31, 2019, the Company had 13,225,387 and 13,225,387 shares of our common stock issued and 12,860,059 and 12,860,059 shares outstanding, respectively.

Purchase of Treasury Shares

On February 18, 2019, the Company entered into a Stock Purchase Agreement (the “SPA”) with an institutional noteholder. The SPA provides for the Company’s purchase of 83,341 shares of the Company’s common stock at $3.00 per share or an aggregate of $250,023. Payment was scheduled over a five-month period, subject to acceleration, if the Company effects an eligible equity offering. As of December 31, 2019, the Company had made $250,023 in payments. As of the date of this filing, 26,221 shares have been transferred back to the Company and subsequently cancelled. An additional 57,120 have been transferred to the Company, have not yet been cancelled and are recorded in treasury.

Potentially Dilutive Securities

No options, warrants or other potentially dilutive securities have been issued as of March 31, 2020.

NOTE 8 – RELATED PARTY TRANSACTIONS

On the date of our inception, we issued 2 million shares of our common stock to our three officers and directors which were recorded at no value (offsetting increases and decreases in common stock and additional paid-in capital).

Doc Pharma S.A.

As of March 31, 2020, the Company has a prepaid balance of €2,127,745 ($2,343,924) and an accounts payable balance of €30,526 ($33,627), resulting in a net prepaid balance of €2,097,219 ($2,310,296) to Doc Pharma S.A. related to purchases of inventory. Additionally, the Company has a receivable balance of €326,696 and £168,633 ($569,903). As of December 31, 2019, the Company has a prepaid balance of €2,181,780 ($2,403,449) and an accounts payable balance of €22,576 ($24,870), resulting in a net prepaid balance of €2,158,434 ($2,377,731) to Doc Pharma S.A. related to purchases of inventory. Additionally, the Company has a receivable balance of €546,240 ($601,738).

During the three months ended March 31, 2020 and 2019, the Company has purchased a total of €608,448 ($670,631) €507,389 ($576,089) of products from Doc Pharma, respectively. During the three months ended March 31, 2020 and 2019, Skypharm and Cosmofarm had €132,368 ($145,896) €158,828 ($183,333) revenue from Doc Pharma, and Decahedron had revenue £168,633 ($215,648) from Doc Pharma, respectively.

Doc Pharma S.A is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the wife of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma SA in the past.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2020

Notes Payable – Related Party

A summary of the Company’s related party notes payable during the three months ended March 31, 2020 and the year ended December 31, 2019 is presented below:

	2020	2019

Beginning Balance	$1,375,532	$1,793,437
Payments	(3,305)	(382,055)
Foreign currency translation	(25,851)	(35,850)
Ending Balance	$1,346,376	$1,375,532

Grigorios Siokas

On December 20, 2018, the €1,500,000 ($1,718,400) note payable, originally borrowed pursuant to a Loan Agreement with a third-party lender, dated March 16, 2018, was transferred to Grigorios Siokas. The note bears an interest rate of 4.7% per annum and has a maturity date of March 18, 2019. As of December 31, 2019, the note had an outstanding principal balance of €1,200,000 ($1,347,240) and accrued interest of €124,281 ($139,530). As of March 31, 2020, the Company has an outstanding balance of €1,200,000 ($1,321,920) and accrued interest of €138,345 ($152,401).

Grigorios Siokas is the Company’s CEO and principal shareholder.

Dimitrios Goulielmos

On November 21, 2014, the Company entered into an agreement with Dimitrios Goulielmos, as amended on November 4, 2016. Pursuant to the amendment, this loan is non-interest bearing. During the year ended December 31, 2019, the Company repaid €40,300 ($45,245) and a principal balance of €13,200 ($14,820) remained as of December 31, 2019.  During the three months ended March 31, 2020, the Company repaid €3,000 ($3,305) and a principal balance of €10,200 ($11,237) remained as of March 31, 2020.

Dimitrios Goulielmos is a current director and former CEO of the Company.

DOC Pharma

On November 1, 2015, the Company entered into a €12,000 ($12,662) Loan Agreement with Doc Pharma S.A, pursuant to which Doc Pharma S.A., paid existing bills of the Company in the amount of €12,000 ($12,662), excluding the Vendor Bills. The loan bears an interest rate of 2% per annum and was due and payable in full on October 31, 2016. As of December 31, 2019, the Company has an outstanding principal balance of €12,000 ($13,472) and accrued interest expense of $1,100. As of March 31, 2020, the Company has an outstanding principal balance of €12,000 ($13,219) and accrued interest expense of $1,166.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the three months ended March 31, 2020 the Company recorded losses of $25,851.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2020

Loans Payable – Related Party

A summary of the Company’s related party loans payable during the three months ended March 31, 2020, and the year ended December 31, 2019 is presented below:

	2020	2019

Beginning Balance	$1,026,264	$1,775,251
Proceeds	516,819	585,915
Payments	(49,572)	(262,226)
Conversion of debt	-	(1,050,000)
Reclassification of receivable	-	2,547
Foreign currency translation	(5,704)	(25,223)
Ending Balance	$1,487,807	$1,026,264

Grigorios Siokas

From time to time Grigorios Siokas loans the Company funds in the form of non-interest bearing, no-term loans. As of December 31, 2019, the Company had an outstanding principal balance under these loans of $1,026,264 consisting of €297,314 ($303,502) and $722,762, in loans payable to Grigorios Siokas. During the three months ended March 31, 2020, the Company borrowed additional proceeds of €124,200 ($136,819) and $380,000 and repaid €45,000 ($49,572) of these loans.  As of March 31, 2020, the Company had an outstanding balance under these loans of $1,487,807.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the three months ended March 31, 2020 the Company recorded losses of $5,704.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

NOTE 9 – LINES OF CREDIT

A summary of the Company’s lines of credit as of March 31, 2020 and December 31, 2019 is presented below:

	March 31, 2020	December 31, 2019
National	$2,629,327	$1,940,045
Alpha	805,678	810,947
Eurobank	-	-
Total	$3,435,005	$2,750,992

The line of credit with National Bank of Greece is being renewed annually with current interest rates of 6.00% and 4.35% on certain lines of credit. The maximum borrowing allowed was $1,651,950 and $1,684,050 at March 31, 2020 and December 31, 2019, respectively for the 6.00% line of credit. The maximum borrowing allowed was $1,101,300 and $1,122,700 at March 31, 2020 and December 31, 2019, respectively, for the 4.35% lines of credit. The outstanding balance was $2,629,327 and $1,940,045 at March 31, 2020 and December 31, 2019, respectively.

The line of credit with Alpha Bank of Greece is renewed annually with a current interest rate of 6.00%. The maximum borrowing allowed was $1,101,300 and $1,122,700 at March 31, 2020 and December 31, 2019, respectively. The outstanding balance was $805,678 and $810,947 at March 31, 2020 and December 31, 2019, respectively.

Interest expense for the three months ended March 31, 2020 and 2019, was $17,673 and $45,174, respectively.

Under the agreements, the Company is required to maintain certain financial ratios and covenants. These lines of credit were assumed in the Company’s acquisition of Cosmofarm. During the three months ended March 31, 2020 and 2019, the Company was in compliance with these ratios and covenants.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2020

NOTE 10 – CONVERTIBLE DEBT

A summary of the Company’s convertible debt during the three months ended March 31, 2020 and the year ended December 31, 2019 is presented below:

	2020	2019

Beginning balance notes	1,500,000	365,513
New notes	-	1,500,000
Payments	(100,000)	(365,513)
Subtotal notes	1,400,000	1,500,000
Debt discount at year end	-	(29,509)
Note payable net of discount	1,400,000	1,470,491

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2020

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

During the three months ended March 31, 2020, the Company repaid $100,000 such that as of March 31, 2020, the Company had a principal balance $1,400,000 on the May 2019 Note and the Company had accrued $24,859 in interest expense.

Roth Capital Partners, LLC (“Roth”), as the Company’s exclusive placement agent, received a cash commission for this transaction equal to six (6%) percent of the total gross proceeds of the offering. This 6% fee or $90,000 was recorded as debt discount along with the $30,000 in legal fees associated with the May 2019 Note. These fees will be amortized over the term of the note. The Company amortized $90,491 in the year ended December 31, 2019 and the remaining $29,509 was amortized during the three months ended March 31, 2020.

NOTE 11 – DEBT

A summary of the Company’s third-party debt during the three months ended March 31, 2020 and the year ended December 31, 2019 is presented below:

March 31, 2020	Loan Facility	Bridge Loans	Trade Facility	Third Party	Total
Beginning balance	$3,078,442	$191,287	$6,245,400	$2,514,595	$12,029,724
Proceeds	-	-	-	1,310,000	1,310,000
Payments	-	-	-	(227,912)	(227,912)
Foreign currency translation	-	-	(42,200)	(62)	(42,262)
Ending Balance	$3,078,442	$191,287	$6,203,200	$3,824,533	$13,297,462

December 31, 2019	Loan Facility	Bridge Loans	Trade Facility	Third Party	Total
Beginning balance	$3,078,442	$191,287	$6,291,199	$242,805	$9,803,733
Proceeds	-	-	-	2,500,000	2,500,000
Payments	-	-	-	(227,912)	(227,912)
Foreign currency translation	-	-	(45,799)	(298)	(46,097)
Ending Balance	$3,078,442	$191,287	$6,245,400	$2,514,595	$12,029,724

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2020

On November 16, 2015, the Company entered into a Loan Agreement with Panagiotis Drakopoulos, former Director and former Chief Executive Officer, pursuant to which the Company borrowed €40,000 ($42,832) as a note payable from Mr. Drakopoulos. The note bears an interest rate of 6% per annum and was due and payable in full on November 15, 2016. As of December 31, 2019, the Company had an outstanding principal balance of €13,000 ($14,595) and accrued interest of €4,166 ($4,677). As of March 31, 2020, the Company had an outstanding principal balance of €13,000 ($14,321) and accrued interest of €4,362 ($4,805).

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

As of December 31, 2019, the outstanding balance under the A&R Loan Facility was $3,078,442 (€2,741,999) and accrued interest expense of $609,607 (€542,983) has been recorded. As of March 31, 2020, the outstanding balance under this note was $3,078,442 (€2,794,519) and accrued interest expense of $651,611 (€591,514) has been recorded.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2020

Bridge Loans

On March 16, 2017 and March 20, 2017, SkyPharm entered into loan agreements with the Synthesis Peer-To Peer-Income Fund (the “Bridge Loans”). The Bridge Loans provided to SkyPharm loans of €41,590 ($50,000) and €100,000 ($120,220), respectively, during the year ended December 31, 2017. The Bridge Loans accrue interest at a rate of 10% per annum and were repayable on April 16, 2017 and April 20, 2017, respectively, together with all other amounts then accrued and unpaid. On April 16, 2017, the maturity dates were amended for no additional consideration or change in terms and conditions. The maturity dates of both loans were amended, and they matured on May 16, 2017 and May 20, 2017, respectively. Pursuant to the April 18, 2018 agreement and effective January 1, 2018, the Company reached an agreement with Synthesis Peer-To-Peer Income Fund such that the March 20, 2017 loan would have a fixed USD payoff amount of $106,542. As a result of this agreement the Company recorded a gain on settlement of debt of €16,667 ($19,695) related to the reduction of the USD payoff amount and an additional gain on settlement of debt of €3,950 ($4,668) related to interest that had accrued on the original amount of the loan. The Company has accrued interest expense of an aggregate total of €24,608 ($27,627) for both loans and the outstanding balances of these loans was €45,809 ($50,000) and €83,333 ($106,542), respectively, as of December 31, 2019. The Company has accrued interest expense of an aggregate total of €27,187 ($29,950) for both loans and the outstanding balances of these loans was €45,389 ($50,000) and €896,715 ($106,542), respectively, as of March 31, 2020.

On May 5, 2017, SkyPharm entered into a loan agreement with Synthesis Peer-To-Peer Income Fund for €31,388 ($34,745). The loan accrues interest at a rate of 10% per annum and matured on September 30, 2017. The Company has accrued interest expense of €5,437 ($6,104) and the outstanding balance on this loan was €31,388 ($34,745) as of December 31, 2019. The Company has accrued interest expense of €5,972 ($6,579) and the outstanding balance on this loan was €31,541 ($34,745) as of March 31, 2020.

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

Trade Facility Agreements

On April 10, 2017, Decahedron entered into a Trade Finance Facility Agreement (the “Decahedron Facility”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”). The Decahedron Facility provides the following material terms:

•	The Lender will provide Decahedron a facility of up to €2,750,000 ($3,424,850) secured against Decahedron’s receivables from the sale of branded and generic pharmaceutical sales.

•	The total facility will be calculated as 95% of the agreed upon value of Decahedron’s receivables.

•	The term of the Decahedron Facility will be for 12 months.

•	The obligations of Decahedron are guaranteed by the Company pursuant to a Cross Guarantee and Indemnity Agreement.

•	The Lender has the right to make payments directly to Decahedron’s suppliers.

•	The following fees should be paid in connection with the Decahedron Facility:

	o	2% of the maximum principal amount as an origination fee.

	o	A one percent (1%) monthly fee.

The current draw on the Decahedron Facility is $0.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2020

On May 12, 2017, SkyPharm entered into a Trade Finance Facility Agreement (the “SkyPharm Facility”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”). The SkyPharm Facility provides the following material terms:

•

The Lender will provide SkyPharm a facility of up to €2,000,000 ($2,203,200) secured against SkyPharm’s receivables from the sale of branded and generic pharmaceutical sales. In the event that accounts receivable become uncollectible, the Company will be obligated to pay back the notes in full.

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

March 31, 2020

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

As of December 31, 2019, the Company had a principal balance of €2,000,000 ($2,245,400) and $4,000,000 under the TFF and the Company had accrued $10,000 and $12,661, respectively in interest expense related to this agreement. As of March 31, 2020, the Company had principal balances of €2,000,000 ($2,203,200) and $4,000,000 under the TFF and the Company had accrued $9,918 and $33,562 respectively, in interest expense related to this agreement.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2020

As discussed in Note 4, the Company attributed no value to the shares received in Marathon pursuant to (a) above. In relation to the CAD $2 million cash received noted in (b) above, the Company accounted for its obligation to issue a variable number of the Company’s Common Shares as Share-settled debt obligation in accordance with ASC 480 measured at fair value or the settlement amount of $1,554,590 (CAD $2 million). If settlement were to occur on December 31, 2019, the Company would be required to issue 796,155 common shares to settle its debt obligation. The Company could be obligated to potentially issue an unlimited number of common shares to settle its Share-settled debt obligation. If such events were to occur, the Company would be required to increase its authorized share capital and since increasing the authorized share capital is within the control of the Company, as our CEO controls greater than 50% of the outstanding common stock of the Company, the original classification of equity-classified financial instruments issued by the Company were not affected.

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

The Notes are subject to acceleration in an Event of Default (as defined in the Notes). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the Notes. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2019, the Company had a principal balance $250,000 and $250,000 on these notes and the Company had accrued $9,452 and $28,098, respectively, in interest expense. As of March 31, 2020, the Company had a principal balance $250,000 and $250,000 on these notes and the Company had accrued $18,801 and $37,447 respectively, in interest expense.

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

The Note is subject to acceleration in an Event of Default (as defined in the Note). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2019, the Company had a principal balance $250,000 on this Note and the Company had accrued $27,431 in interest expense. As of March 31, 2020, the Company had a principal balance $250,000 on this Note and the Company had accrued $36,780 in interest expense.

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

The July Note is subject to acceleration in an Event of Default. Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the July Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2019, the Company had a principal balance $750,000 on this note and the Company had accrued $49,625 in interest expense. As of March 31, 2020, the Company had a principal balance $750,000 on this note and the Company had accrued $77,673 in interest expense.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2020

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

The August Note is subject to acceleration in an Event of Default. Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the August Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2019, the Company had a principal balance $500,000 on this note and the Company had accrued $31,438 in interest expense. As of March 31, 2020, the Company had a principal balance $500,000 on this note and the Company had accrued $50,137 in interest expense.

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

The October Note is subject to acceleration in an Event of Default. Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the October Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2019, the Company had a principal balance $250,000 on this note and the Company had accrued $7,705 in interest expense. As of March 31, 2020, the Company had a principal balance $250,000 on this note and the Company had accrued $17,054 in interest expense.

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

The December Note is subject to acceleration in an Event of Default. Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the December Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2019, the Company had a principal balance $250,000 on this note and the Company had accrued $890 in interest expense. As of March 31, 2020, the Company had a principal balance $250,000 on this note and the Company had accrued $4,007 in interest expense.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2020

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

The January Note is subject to acceleration in an Event of Default (as defined). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the January Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of March 31, 2020, the Company had a principal balance of $250,000 on this note and the Company had accrued $2,226 in interest expense.

February 25, 2020 Senior Promissory Note

On February 25, 2020, the Company executed a Senior Promissory Note (the “February Note”) in the principal amount of $1,000,000 payable to an unaffiliated third-party lender. The February Note bears interest at the rate of eighteen (18%) percent per annum, paid quarterly in arrears. The February Note matures on April 30, 2020 unless in default.

The February Note is subject to acceleration in an Event of Default (as defined). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the February Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of March 31, 2020, the Company had a principal balance of $1,000,000 on this note and the Company had accrued $17,754 in interest expense.

February and March 2020 Notes

On  February 27, 2020 and March 23,2020, the Company executed two Senior Promissory Notes (the “Quarter-1 Notes”) in the principal amounts of $25,000 and $35,000, respectively, payable to an unaffiliated third-party lender who had previously loaned the Company $2,750,000. The Quarter-1 Notes bear interest at the rate of five (5%) percent per annum, paid quarterly in arrear and mature on December 31, 2020 unless in default. The Company may prepay the Quarter-1 Notes within the first six (6) months by payment of unpaid interest for the first six (6) months and, after six (6) months, with a two (2%) percent ($500 and $700, respectively) premium.

The Quarter-1 Notes are subject to acceleration in an Event of Default (as defined). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the Quarter-1 Notes. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of March 31, 2020, the Company had a principal balance of $25,000 and $35,000, respectively, on these notes and the Company had accrued an aggregate of $159 in interest expense.

None of the above loans were made by any related parties.

 NOTE 12 – LEASES

The Company has various lease agreements with terms up to 10 years, comprising leases of office space. Some leases include options to purchase, terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised.

The assets and liabilities from operating and finance leases are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s secured incremental borrowing rates or implicit rates, when readily determinable. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2020

The Company’s operating leases do not provide an implicit rate that can readily be determined. Therefore, we use a discount rate based on our incremental borrowing rate, which is determined using the interest rate of our long-term debt as of January 1, 2019.

The Company’s weighted-average remaining lease term relating to its operating leases is 6.82 years, with a weighted-average discount rate of 6.74%.

The Company incurred lease expense for its operating leases of $53,576 and $52,508 which was included in “General and administrative expenses,” for the three months ended March 31, 2020 and 2019, respectively.

The Company had operating cash flows used in operating leases of $53,600 for the three months ended March 31, 2020.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of March 31, 2020.

Maturity of Lease Liability
Remainder of 2020	$114,222
2021	80,728
2022	52,877
2023	52,877
2024	52,877
Thereafter	198,288
Total undiscounted finance lease payments	$551,869
Less: Imputed interest	111,722
Present value of finance lease liabilities	$440,146

The Company’s weighted-average remaining lease term relating to its finance leases is 2.69 years, with a weighted-average discount rate of 6.71%.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s finance leases as of March 31, 2020.

Maturity of Lease Liability
Remainder of 2020	$44,001
2021	45,391
2022	27,831
2023	16,268
2024	4,047
Thereafter	-
Total undiscounted finance lease payments	$137,539
Less: Imputed interest	12,828
Present value of finance lease liabilities	$124,710

The Company had operating cash flows used in finances leases of $2,301 for the three months ended March 31, 2020. The Company had financing cash flows used in finances leases of $19,886 for the three months ended March 31, 2020.

The Company incurred interest expense on its finance leases of $2,301 which was included in “Interest expense,” for the three months ended March 31, 2020. The Company incurred amortization expense on its finance leases of $38,248 which was included in “Depreciation and amortization expense,” for the three months ended March 31, 2020.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2020

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of March 31, 2020, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2020

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

NOTE 14 – STOCK OPTIONS AND WARRANTS

As of March 31, 2020, there were 74,000 options outstanding and 74,000 options exercisable with expiration dates commencing October 2020 and continuing through January 2022.

A summary of the Company’s option activity during the three months ended March 31, 2020 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2019	74,000	$1.32	2.47	$198,000
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, March 31, 2020	74,000	$1.32	1.32	$24,750

Exercisable, March 31, 2020	74,000	$1.32	1.32	$24,750

As of March 31, 2020, there were 1,164,673 warrants outstanding and 1,164,673 warrants exercisable with expiration dates from May 2023 through March 2024.

A summary of the Company’s warrant activity during the three months ended March 31, 2020 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2019	1,164,673	$6.41	5.01	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, March 31, 2020	1,164,673	$6.41	3.76	$-

Exercisable, March 31, 2020	1,164,673	$6.41	3.76	$-

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2020

NOTE 15 – DISAGGREGATION OF REVENUE

ASC 606-10-50-5 requires that entities disclose disaggregated revenue information in categories (such as type of good or service, geography, market, type of contract, etc.). ASC 606-10-55-89 explains that the extent to which an entity’s revenue is disaggregated depends on the facts and circumstances that pertain to the entity’s contracts with customers and that some entities may need to use more than one type of category to meet the objective for disaggregating revenue.

The Company disaggregates revenue by country to depict the nature and economic characteristics affecting revenue. The following table presents our revenue disaggregated by country for the three months ended:

Country	March 31, 2020	March 31, 2019
Belgium	$-	$-
Croatia	-	5,395
Denmark	-	57,657
France	1,091	42,061
Georgia	-	-
Germany	667,302	2,076,814
Greece	10,689,681	5,456,573
Hungary	36,140	49,912
Indonesia	-	-
Iraq	-	-
Ireland	35,113	132,417
Italy	6,041	73,437
Jordan	9,417	20,432
Netherlands	41,983	337,683
Poland	33,455	138,270
Turkey	28,398	24,695
UK	384,627	1,267,995
Total	$11,933,248	$9,683,341

NOTE 16 – SUBSEQUENT EVENTS

April 23, 2020 Senior Promissory Note

On April 23, 2020, the Company executed a Senior Promissory Note (the “April Note”) in the principal amount of $200,000 payable to an unaffiliated third-party lender who had previously loaned the Company $2,810,000. The April Note bears interest at the rate of five (5%) percent per annum, paid quarterly in arrears. The April Note matures on December 31, 2020 unless in default. The Company may prepay the April Note within the first six (6) months by payment of unpaid interest for the first six (6) months and, after six (6) months, with a two (2%) percent ($4,000) premium.

The April Note is subject to acceleration in an Event of Default (as defined). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the April Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2020

May 5, 2020 Senior Promissory Note

On May 5, 2020, the Company executed a Senior Promissory Note (the “May 5 Note”) in the principal amount of $2,000,000 payable to an unaffiliated third-party lender. The May 5 Note bears interest at the rate of eighteen (18%) percent per annum, paid quarterly in arrears. The May 5 Note matures on December 31, 2020 unless in default.

The May 5 Note is subject to acceleration in an Event of Default (as defined). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the May 5 Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection.

May 8, 2020 Senior Promissory Note

On May 8, 2020, the Company executed a Senior Promissory Note (the “May 8 Note”) in the principal amount of $2,000,000 payable to an unaffiliated third-party lender. The May 8 Note bears interest at the rate of eighteen (18%) percent per annum, paid quarterly in arrears. The May 8 Note matures on June 8, 2020 unless in default.

The May 8 Note is subject to acceleration in an Event of Default (as defined). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the May 8 Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection.

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

We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

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

On May 20, 2016, the Company entered into a Non-Binding Memorandum of Understanding with Doc.Pharma S.A. to purchase the company for a combination of cash and stock to be agreed upon. Doc Pharma S.A is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the wife of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma SA in the past. Doc Pharma is a pharmaceutical manufacturer with production facilities in Athens, Greece, certified under Good Manufacturer Practices (GMP). The company owns numerous licenses of generic medicines and uses its own network of pharmaceutical sales representatives to communicate its products with doctors. The company also trades prototype medicines and food supplements. Closing of the transaction is subject to execution of definitive exchange agreements, a full audit of Doc Pharma, satisfactory completion of due diligence of Doc Pharma, tax and legal consideration and other customary closing conditions. The Memorandum of Understanding expired on December 31, 2016, and has not been formally renewed or extended, however is being pursued.

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

The Effects of COVID-19 on Our 2020 Operations

The World Health Organization (WHO) declared the coronavirus outbreak a pandemic on January 30, 2020. Since the outbreak in China in December 2019, COVID-19 has expanded its impact to Europe, where all of our operations reside as well as our employees, suppliers and customers.  To date, our operations have been affected by the following adverse risks:

Adverse Risks

•	Drug shortages due to ban of exports

•	Problems/restrictions in supply chain

•	Logistics delays (5-7 days)

•	Restrictions on employees’ ability to work (10% of employees are working from home)

•	Liquidity issues (AR/AP) – payment delays and new government regulations for freezing payment terms

•	National or EU long lasting recession

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

Results of Operations

Three Months Ended March 31, 2020 versus March 31, 2019

For the three months ended March 31, 2020, the Company had a net loss of $483,310 on revenue of $11,933,248 versus net loss of $217,173 on revenue of $9,683,341 for the three months ended March 31, 2019.

Cost of Revenue

For the three months ended March 31, 2020, we had direct costs of revenue of $10,740,077 associated with cost of goods sold versus $9,057,179 for the three months ended March 31, 2019.

Revenue as of March 31, 2020, was increased by 23.23% in comparison to revenues in the period ended March 31, 2019. This increase is mainly because of the organic growth attributed to our subsidiary, Cosmofarm, which continued the expansion of point sales even more aggressively during the current year. In addition, there was an increased demand during this quarter for our food supplements and our own brand of nutraceuticals; SkyPremium Life, which result in higher margins.

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

Gross Profit

Gross profit for the three months ended March 31, 2020 was $1,193,171 (10%) compared with the $626,162 (6.5%) for the three months ended March 31, 2019.

Operating Expenses

For the three months ended March 31, 2020, we had general and administrative costs of $867,599 and depreciation and amortization expense of $100,008 for a net operating gain of $225,564. For the three months ended March 31, 2019, we had general and administrative costs of $743,531 and depreciation and amortization expense of $56,373 for a net operating loss of $173,742.

Other Income (Expense)

During the three months ended March 31, 2020, other income (expense) was primarily comprised of $412,055 interest expense related to notes payable and convertible notes payable, $29,509 non-cash interest expense related to the amortization of debt discount, a loss on equity investments of $22,172 predominantly related to the Marathon/ICC (f/k/a KBB) transaction, and a foreign currency loss of $227,134. During the three months ended March 31, 2019, other income (expense) was primarily comprised of $259,712 interest expense related to notes payable, $229,713 of non-cash interest expense related to the amortization of debt discount, $606,125 related to the Marathon/ICC (f/k/a KBB) transaction and a foreign currency loss of $160,640.

Unrealized Foreign Currency losses

Additionally, we had an unrealized foreign currency loss of $143,762 for the three months ended March 31, 2020, such that our net comprehensive loss for the period was $627,072 versus the unrealized foreign currency gain of $61,629 for the three months ended March 31, 2019, such that our net comprehensive loss for the period was $155,544.

Liquidity and Capital Resources

At March 31, 2020, the Company had a working capital deficit of $7,673,520 and a working capital deficit of $7,062,520 as of December 31, 2019, respectively.

At March 31, 2020, the Company had cash of $984,881 versus $38,537 as of December 31, 2019. For the three months ended March 31, 2020, net cash used in operating activities was $1,144,739 versus $483,933 net cash used in operating activities for the three months ended Mach 31, 2019. The Company has devoted substantially all of its cash resources to expand through organic business growth and, where appropriate, through the execution of selective company and license acquisitions, and has incurred significant general and administrative expenses in order to enable the financing and growth of its business and operations.

During the three months ended March 31, 2020, there was $54,223 net cash used in investing activities versus $129,531 net cash used in investing activities during the three months ended March 31, 2019. For the three months ended March 31, 2020 this was due to the purchase of fixed assets. For the three months ended March 31, 2020, this was due to proceeds from the sale of investments offset by the purchase of fixed assets.

 During the three months ended March 31, 2020, there was $2,389,703 of net cash provided by financing activities versus $145,808 provided by financing activities during the three months ended March 31, 2019. For the current quarter ended March 31, 2020, the borrowings were as follows: (a) From January 27 to March 23, 2020 the Company borrowed total net proceeds of $310,000 from an unaffiliated third-party lender. Interest is set at 5%, paid quarterly in arrears (b) on February 25, 2020, the Company borrowed total net proceeds of $1M from an unaffiliated third-party lender with maturity date April 30, 2020. Interest rate I set at 18%, paid quarterly in arrears. In addition, there were proceeds from lines of credit of $4,078,608 and payments of lines of credits of $3,343,162, for a net increase of the line of credit of $735,446.

We anticipate using cash in our bank account as of March 31, 2020, cash generated from the operations of the Company and its operating subsidiary and from debt or equity financing, or from a loan from management, to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we may lose the qualification for quotation and our securities would no longer trade on the over the counter markets. Further, as a consequence we would fail to satisfy our reporting obligations with the Securities and Exchange Commission (“SEC”), and investors would then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

As of the date of this report, since March 31, 2020, the Company has borrowed additional net proceeds of $250,000 from the unaffiliated third-party lender who had previously loaned the Company $2,00,000 via five senior promissory notes between April 1 and August 1 of 2019. The senior promissory note matures on October 23, 2020. Interest is set at 15% per annum, paid quarterly in arrears. More information on the senior promissory note is provided in Note 16.

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

In addition, the Company seeks to pursue gross profit margin optimization, by focusing on new revenue streams that would positively affect gross profit, as well as, cost savings. Our objective is to reduce operating expenses across all entities without compromising the quality of our services and products. During the quarter ended March 31, 2020, the expected decline in costs can be seen as operating expenses were reduced by $180,0000 in comparison to the year ended December 31, 2019.

Changes in the behavior and spending patterns of purchasers of pharmaceutical and healthcare products and services, including delaying medical procedures, rationing prescription medications, reducing the frequency of doctor visits and foregoing healthcare insurance coverage, may impact the Company’s business.

In addition to expanding our product portfolio, we also plan to evaluate offering our products and services to different geographical markets. We are currently focused on our customers throughout the European Union. We plan on expanding our geographical reach to new areas outside of the European Union market, although we currently have no binding agreements, commitments or contracts in any of these geographical markets. Some of the methods we intend to use to accomplish this are: promoting our brand and marketing our products and services through the Internet to new geographic areas, creating strategic relationships with companies in the different geographical regions, and possibly acquiring companies that operate in new geographical regions. We anticipate that we will spend approximately $30,000 evaluating the different methods and regions to which we plan to expand. This cost is made up of primarily legal fees, consulting fees, accounting and auditing fees as well as related development expenses. We assess the foreseeable development of the Company as being positive.

We expect to continue growing through expansion into adjacent products, product categories and channels, as well as through entry into new geographic markets. We evaluate potential acquisition targets based on whether they have the capacity to deliver a return on invested capital.

As to potential acquisitions we are targeting companies that are operating primarily in the pharmaceutical sector and within the European Union borders. SEC filing requirements are such that we will have to file audited financial statements of all our operations, including any acquired business. So, we plan that our first step in any potential acquisition process we undertake is to ascertain whether we can obtain audited financials of a company if we were to acquire them. We anticipate that we will spend approximately $50,000 to locate, conduct due diligence, and evaluate possible acquisitions. As noted above, as of the date of this report, we do not have any binding agreements, commitments, or understandings with any potential acquisition candidates.

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

Off Balance Sheet Arrangements

As of March 31, 2020, there were no off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer/Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective. Management has undertaken efforts to remediate the material weaknesses identified in the 10-K, which include a lack of segregation of duties, lack of internal controls structure review and documentation of internal policies. Management is in the process of developing such procedures to ensure the effectiveness of internal controls and procedures for financial reporting and is expecting to complete the process in the near future.

Changes in Internal Controls Over Financial Reporting

During the most recently completed fiscal quarter, there has been a change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting. The Company hired an Internal Auditor in October 2019 in order to remediate and strengthen existing procedures, as well as to define and develop new policies and controls. The Internal Auditor will also implement SOX (Sarbanes-Oxley) controls in 2020 as well as strengthen the understanding of internal procedures for helping to avoid accounting errors and fraudulent practices, as well as to improve the accuracy of the disclosures.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. Previously reported on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description

10.1	Form of May 5, 2020 Senior Promissory Note with Personal Guaranty of Grigorios Siokas

10.2	Form of May 8, 2020 Senior Promissory Note with Personal Guaranty of Grigorios Siokas

31.1	Certification of CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

Cosmos Holdings Inc.

Date: May 15, 2020	By:	/s/ Grigorios Siokas
Grigorios Siokas
Chief Executive Officer
(Principal Executive Officer,
Acting Principal Financial Officer and
Acting Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Form of May 5, 2020 Senior Promissory Note with Personal Guaranty of Grigorios Siokas

10.2	Form of May 8, 2020 Senior Promissory Note with Personal Guaranty of Grigorios Siokas

31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

