Form 10-Q
period 2020-06-30
Cosmos Holdings Inc.
filed 2020-08-13
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 12, 2020, there were 13,225,387 shares issued and 12,860,059 shares outstanding of the registrant’s common stock.

COSMOS HOLDINGS INC.

COSMOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,406,508	$38,537
Accounts receivable, net	13,308,972	7,348,945
Accounts receivable - related party	1,972,663	1,919,043
Marketable securities	249,305	238,940
Inventory	3,689,129	3,474,220
Other investments	4,385	4,381
Prepaid expenses and other current assets	5,997,726	1,549,055
Prepaid expenses and other current assets - related party	3,026,082	5,940,124
Operating lease right-of-use asset	404,652	498,180
Financing lease right-of-use asset	158,615	167,310

TOTAL CURRENT ASSETS	31,218,037	21,178,735

Property and equipment, net	1,674,996	1,734,781
Goodwill and intangible assets, net	247,184	263,681
Other assets	714,523	702,439

TOTAL ASSETS	$33,854,740	$23,879,636

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,628,512	$8,561,681
Accounts payable and accrued expenses - related party	2,493	240,302
Customer advances	154,567	247,318
Convertible notes payable, net of unamortized discount of $0 and $29,509, respectively	1,300,000	1,470,491
Notes payable	19,699,552	12,029,724
Notes payable - related party	586,796	1,375,532
Lines of credit	3,876,870	2,750,992
Loans payable - related party	1,511,037	1,026,264
Taxes payable	176,095	175,939
Operating lease liability, current portion	86,773	139,556
Financing lease liability, current portion	54,707	58,185
Other current liabilities	214,436	165,271

TOTAL CURRENT LIABILITIES	37,291,838	28,241,255

Share settled debt obligation	1,554,590	1,554,590
Operating lease liability, net of current portion	317,945	353,024
Financing lease liability, net of current portion	108,947	82,523
Other liabilities	109,170	109,073
TOTAL LIABILITIES	39,382,490	30,340,465

Commitments and Contingencies (see Note 13)	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 13,225,387 shares issued and 12,860,059 outstanding as of June 30, 2020 and December 31, 2019, respectively	13,225	13,225
Additional paid-in capital	13,525,749	13,525,749
Treasury stock, 365,328 shares as of June 30, 2020 and December 31, 2019	(411,854)	(411,854)
Accumulated deficit	(18,677,609)	(19,571,610)
Accumulated other comprehensive income (loss)	22,739	(16,339)

TOTAL STOCKHOLDERS' DEFICIT	(5,527,750)	(6,460,829)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$33,854,740	$23,879,636

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

REVENUE	$12,819,972	$8,513,956	$24,753,220	$18,197,297

COST OF GOODS SOLD	10,471,841	8,044,963	21,211,918	17,102,142

GROSS PROFIT	2,348,131	468,993	3,541,302	1,095,155

OPERATING EXPENSES
General and administrative expenses	1,251,030	903,972	2,118,629	1,647,503
Depreciation and amortization expense	110,788	90,909	210,796	147,282
TOTAL OPERATING EXPENSES	1,361,818	994,881	2,329,425	1,794,785

INCOME (LOSS) FROM OPERATIONS	986,313	(525,888)	1,211,877	(699,630)

OTHER INCOME (EXPENSE)
Other income, net	39,383	323,986	27,949	326,343
Interest expense - related party	(66)	(66)	(132)	(132)
Interest expense	(651,801)	(329,270)	(1,063,856)	(588,982)
Non-cash interest expense	-	(34,797)	(29,509)	(264,510)
Gain (loss) on equity investments, net	32,418	(1,048,267)	10,246	(442,142)
Gain on extinguishment of debt	779,224	-	779,224	-
Foreign currency transaction gain (loss), net	194,828	79,225	(32,306)	(81,415)
TOTAL OTHER INCOME (EXPENSE), NET	393,986	(1,009,189)	(308,384)	(1,050,838)

INCOME (LOSS) BEFORE INCOME TAXES	1,380,299	(1,535,077)	903,493	(1,750,468)

INCOME TAX EXPENSE	(2,988)	(4,956)	(9,492)	(6,738)

NET INCOME (LOSS)	1,377,311	(1,540,033)	894,001	(1,757,206)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net	182,840	(32,567)	39,078	29,062

TOTAL COMPREHENSIVE INCOME (LOSS)	$1,560,151	$(1,572,600)	$933,079	$(1,728,144)

BASIC NET INCOME (LOSS) PER SHARE	$0.10	$(0.12)	$0.07	$(0.13)
DILUTED NET INCOME (LOSS) PER SHARE	$0.10	$(0.12)	$0.07	$(0.13)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	13,225,387	13,261,316	13,225,387	13,322,605
Diluted	13,254,116	13,261,316	13,254,953	13,322,605

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

									Accumulated
									Other
	Preferred Stock		Common Stock		Additional	Treasury Stock			Comprehensive	Total
	No. of		No. of		Paid-in	No. of		Accumulated	Income	Stockholders'
	Shares	Value	Shares	Value	Capital	Shares	Value	Deficit	(Loss)	Deficit

Balance at January 1, 2019	-	-	13,878,757	$13,879	$13,133,982	(193,690)	$(225,494)	$(16,272,645)	$32,828	$(3,317,450)
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	61,629	61,629
Cancellation of pre-delivery shares issued in connection with convertible debentures	-	-	(573,742)	(574)	574	-	-	-	-	-
Purchase of treasury stock from third party	-	-	-	-	-	(23,847)	(71,541)	-	-	(71,541)
Net loss	-	-	-	-	-	-	-	(217,173)	-	(217,173)
Balance at March 31, 2019	-	-	13,305,015	13,305	13,134,556	(217,537)	(297,035)	(16,489,818)	94,457	(3,544,535)
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	(32,567)	(32,567)
Conversion of related party debt to common stock	-	-	140,001	140	520,735	-	-	-	-	520,875
Gain on conversion of related party debt to common stock	-	-	-	-	529,125	-	-	-	-	529,125
Purchase of treasury stock from third party	-	-	-	-	-	(348,380)	(716,586)	-	-	(716,586)
Cancellation of treasury shares	-	-	(219,629)	(220)	(658,667)	219,629	658,887	-	-	-
Net loss	-	-	-	-	-	-	-	(1,540,033)	-	(1,540,033)
Balance at June 30, 2019	-	-	13,225,387	13,225	13,525,749	(346,288)	(354,734)	(18,029,851)	61,890	(4,783,721)

									Accumulated
									Other
	Preferred Stock		Common Stock		Additional	Treasury Stock			Comprehensive	Total
	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	No. of Shares	Value	Accumulated Deficit	Income (Loss)	Stockholders' Deficit

Balance at January 1, 2020	-	-	13,225,387	$13,225	$13,525,749	(365,328)	$(411,854)	$(19,571,610)	$(16,339)	$(6,460,829)
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	39,078	39,078
Net income	-	-	-	-	-	-	-	894,001	-	894,001
Balance at June 30, 2020	-	-	13,225,387	13,225	13,525,749	(365,328)	(411,854)	(18,677,609)	22,739	(5,527,750)

The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$894,001	$(1,757,206)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and amortization expense	140,748	147,282
Amortization of right-of-use assets	70,048	128,042
Amortization of debt discounts	29,509	264,510
Lease expense	104,588	-
Interest on finance leases	5,251	-
Loss on disposal of fixed asset	21,624	-
Gain on extinguishment of debt	(779,224)	-
(Gain) loss on change in fair value of equity investments	(13,517)	429,918
Changes in Assets and Liabilities:
Accounts receivable, net	(5,960,027)	(754,545)
Accounts receivable - related party	(53,620)	(58,055)
Inventory	(214,909)	(421,029)
Prepaid expenses and other current assets	(4,448,671)	416,382
Prepaid expenses and other current assets - related party	2,914,042	(783,896)
Other assets	(12,084)	(173,770)
Accounts payable and accrued expenses	1,791,728	671,648
Accounts payable and accrued expenses - related party	(237,809)	141,140
Customer advances	(92,751)	(970,514)
Other current liabilities	49,165	(31,532)
Lease liabilities	(84,425)	(71,362)
Taxes payable	156	-
Other liabilities	97	31,721
NET CASH USED IN OPERATING ACTIVITIES	(5,876,080)	(2,791,266)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(86,378)	(570,614)
Proceeds from sale of investments	-	1,113,037
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(86,378)	542,423

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of convertible note payable	(200,000)	(365,514)
Proceeds from convertible note payable	-	1,380,000
Payment of related party note payable	(789,961)	(29,004)
Payment of note payable	(171,614)	-
Proceeds from note payable	7,908,955	750,000
Payment of related party loan	(102,257)	(188,771)
Proceeds from related party loan	586,759	450,762
Payment of lines of credit	(8,100,149)	(4,733,987)
Proceeds from lines of credit	9,208,750	5,821,110
Payments of finance lease liability	(38,719)	(15,956)
Purchase of treasury stock	-	(788,127)
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,301,764	2,280,513

Effect of exchange rate changes on cash	28,665	(9,346)

NET CHANGE IN CASH	2,367,971	22,324

CASH AT BEGINNING OF PERIOD	38,537	864,343
CASH AT END OF PERIOD	$2,406,508	$886,667

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$124,178	$292,849
Income tax	$11,605	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Cancellation of pre-delivery shares issued for conversion of convertible notes payable	$-	$574
Conversion of convertible notes payable to common stock	$-	$1,050,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2020

NOTE 1 – BASIS OF PRESENTATION

The terms “COSM,” “we,” “the Company,” and “us” as used in this report refer to Cosmos Holdings, Inc. The accompanying unaudited condensed consolidated balance sheet as of June 30, 2020 and unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2020 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of COSM, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2019 and 2018, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“Form 10-K”). The accompanying consolidated balance sheet as of December 31, 2019 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet.

NOTE 2 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

Overview

Cosmos Holdings, Inc. is an international pharmaceutical wholesaler. The Company imports, exports and distributes brand-name and generic pharmaceuticals, over-the-counter (“OTC”) medicines, a variety of vitamins, and dietary supplements. Through June 30, 2020, we operated our business through three wholly owned subsidiaries: (i) SkyPharm S.A. (“SkyPharm”), headquartered in Thessaloniki, Greece; (ii) Decahedron Ltd. (“Decahedron”), headquartered in Harlow, United Kingdom (“UK”); and (iii) Cosmofarm Ltd. (“Cosmofarm”), headquartered in Athens, Greece. Our business is primarily comprised of cross-border sales of brand-name pharmaceutical products in the European Union (“EU”). Our cross-border pharmaceutical wholesale business serves wholesale pharmaceutical distributors and independent retail pharmacies across the EU through a network of three strategic distribution centers, as well as an additional warehousing facility. Pharmaceutical manufacturers generally implement variable pricing strategies within the EU market. Identifying and evaluating price spreads between EU member states enables us to source brand-name pharmaceuticals from countries where ex-factory prices are comparatively low and export to countries where the same products are priced higher. We remain focused on leveraging our growing purchasing scale and supplier relationships to secure discounts and provide pharmaceuticals at reduced prices and continuing to drive organic growth at attractive margins for our cross-border pharmaceutical wholesale business.

We regularly evaluate and undertake strategic initiatives to expand our distribution reach, improve our profit margins, and strengthen our competitive position. In 2018, we entered the vitamins and dietary supplements segment and in the fourth quarter of 2018 we posted the first sales of our own brand of nutraceuticals; SkyPremium Life. Through the December 2018 acquisition of Cosmofarm, we entered the full-line pharmaceutical wholesale distribution segment. Cosmofarm now serves approximately 370 independent retail pharmacies and 40 pharmaceutical wholesalers in the greater Athens region by providing a reliable supply of brand-name and generic pharmaceuticals, OTC medicines, vitamins, and dietary supplements. We invest in technology to enhance safety, distribution and warehousing efficiency and reliability. For example, Cosmofarm operates two fully automated ROWA, a German robotic warehouse system, that ensure 0% error selection rate, accelerate order fulfillment, and yield higher cost-efficiency in our Athens distribution center.

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

June 30, 2020

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2020

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

Going Concern

The Company’s consolidated financial statements are prepared in conformity with U.S. GAAP which contemplates the continuation of the Company as a going concern. For the six months ended June 30, 2020, the Company had revenue of $24,753,220, net income of $894,001 and net cash used in operations of $5,876,080. Additionally, as of June 30, 2020, the Company had an accumulated deficit of $18,677,609 a working capital deficit of $6,073,801 and stockholders’ deficit of $5,527,750. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2020

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of August 12, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur, and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2020, and December 31, 2019, there were no cash equivalents.

The Company maintains bank accounts in the United States denominated in U.S. Dollars and in Greece and in Bulgaria all of them denominated in Euros. The Company also maintains bank accounts in the United Kingdom of Great Britain, dominated in Euros and Great Britain Pounds (British Pounds Sterling).

Account Receivable

Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts against gross accounts receivable reflects the best estimate of probable losses inherent in the receivables’ portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. As of June 30, 2020, and December 31, 2019, the Company’s allowance for doubtful accounts was $562,945 and $562,444, respectively.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2020

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

Depreciation expense was $124,251 and $133,459 for the six months ended June 30, 2020 and 2019, respectively.

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

June 30, 2020

Prior to the acquisition of Decahedron, the Company had no recorded goodwill value. As a result of the acquisition of Decahedron, the Company tested and expensed 100% of the goodwill allocated to the purchase price, an amount equal to $1,949,884 for the year ended December 31, 2017.

On December 19, 2018, as a result of the acquisition of Cosmofarm, the Company recorded $49,697 of goodwill.

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 5 years for an import/export license. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. As of June 30, 2020, no revision to the remaining amortization period of the intangible assets was made.

Amortization expense was $16,497 and $13,823 for the six months ended June 30, 2020 and 2019, respectively.

Equity Method Investment

For those investments in common stock or in-substance common stock in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, the investment is accounted for under the equity method. The Company will record its share in the earnings of the investee and included it in “Equity earnings of affiliate” in the consolidated statement of operations. The Company assesses its investment for other-than-temporary impairment when events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable and recognizes an impairment loss to adjust the investment to its then current fair value.

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

As of June 30, 2020, investments consisted of 3,000,000 shares, which traded at a closing price of $0.016 per share or a value of $45,500 of ICC International Cannabis Corp, 40,000 shares which traded at a closing price of $5.01 per share, or value of $200,468 of Diversa S.A. and 16,666 shares which traded at a closing price of $0.14 per share or value of $2,080 of National Bank of Greece. Additionally, the Company has $4,385 in equity securities of Pancreta bank, which are not publicly traded and recorded at cost. See Note 3, for additional investments in equity securities.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2020

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

The following tables presents assets that are measured and recognized at fair value as of June 30, 2020 and December 31, 2019, on a recurring basis:

	June 30, 2020			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – ICC International Cannabis Corp.	$46,500	-	-	$46,500
Marketable securities – Divsersa S.A.	200,468	-	-	200,468
Marketable securities – National Bank of Greece	2,337	-	-	2,337
	$249,305			$249,305

	December 31, 2019			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – ICC International Cannabis Corp.	$33,000	-	-	$33,000
Marketable securities – Divsersa S.A.	200,290	-	-	200,290
Marketable securities – National Bank of Greece	5,650	-	-	5,650
	$238,940			$238,940

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

June 30, 2020

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

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. As of June 30, 2020, the Company has maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

The Company periodically reviews the uncertainties and judgments related to the application of complex income tax regulations to determine income tax liabilities in several jurisdictions. The Company uses a “more likely than not” criterion for recognizing the income tax benefit of uncertain tax positions and establishing measurement criteria for income tax benefits. The Company has evaluated the impact of these positions and due to the fact that the fiscal years 2013 - 2014 are unaudited by the Greek tax authorities, a potential tax liability has been identified, which may arise from a prospective tax audit from tax authorities, based on the tax settlement note of years 2007 - 2009. The amount of the liability as of June 30, 2020, and December 31, 2019, was $79,787 and $79,716, respectively, and has been recorded as a long-term liability within the condensed consolidated balance sheets.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2020

Retirement and Termination Benefits

Under Greek labor law, employees are entitled to lump-sum compensation in the event of termination or retirement. The amount depends on the employee’s work experience and renumeration as of the day of termination or retirement. If an employee remains with the company until full-benefit retirement, the employee is entitled to a lump-sum equal to 40% of the compensation to be received if the employee were to be dismissed on the same day. The Company periodically reviews the uncertainties and judgments related to the application of the relevant labor law regulations to determine retirement and termination benefits obligations of its Greek subsidiaries. The Company has evaluated the impact of these regulations and has identified a potential retirement and termination benefits liability. The amount of the liability as of June 30, 2020, and December 31, 2019, was $77,238 and $77,170 respectively, and has been recorded as a long-term liability within the condensed consolidated balance sheets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average number of common shares outstanding Basic	13,225,387	13,261,316	13,225,387	13,322,605
Potentially dilutive common stock equivalents	28,729	-	29,566	-
Weighted average number of common and equivalent shares outstanding - Diluted	13,254,116	13,621,316	13,254,953	13,322,605

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

June 30, 2020

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

The Company determined the fair value of both exchanges based on an actively quoted stock price of ICC received in exchange for the Marathon shares. The Company continues to fair value its investment in ICC with changes recognized in earnings each period and was recorded as an unrealized gain on exchange of investment during the six months ended June 30, 2020 of $13,500. The value of the investments as of June 30, 2020 and December 31, 2019, was $46,500 and $33,000, respectively.

Since no value was attributed to the 33 1/3% equity ownership interest in Marathon received as consideration for the distribution services, the Company would receive variable consideration in future for its services under the Distribution and Equity Acquisition Agreement, if certain milestones are achieved. Refer to Note 11 for the accounting associated with the cash of CAD $2 million received upfront. Variable consideration to be received in the future upon achieving the gross sales milestones described above, is constrained as the Company estimates that it is probable that a significant reversal of revenue could occur. In assessing the constraint, the Company considered its limited experience with the Products, new geographic markets and similar transactions, which affect the Company’s ability to estimate the likelihood of a probable revenue reversal. Therefore, no revenue has been recognized for the period ended June 30, 2020. The Company will continue to reassess variable consideration at each reporting period and update the transaction price when it becomes probable that a significant revenue reversal would not occur.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2020

As of June 30, 2020, in addition to the 3,000,000 ICC shares valued at $46,500, as noted above, marketable securities also consisted of the following: 40,000 shares which traded at a closing price of $5.01 per share, or value of $200,468 of Diversa S.A. and 16,666 shares which traded at a closing price of $0.14 per share or value of $2,080 of National Bank of Greece. The Company recorded a net unrealized loss on the fair value of these investments of $3,254 during the six months ended June 30, 2020.

CosmoFarmacy LP

In June 2019, the Company entered into an agreement with an unaffiliated third party to incorporate CosmoFarmacy L.P. for the purpose of providing strategic management consulting services and the retail trade of pharmaceutical products, and OTC to pharmacies. CosmoFarmacy was incorporated with a 30-year term through May 31, 2049. The unaffiliated third party is the general partner (the “GP”) of the limited partnership and is responsible for management and decision-making associated with CosmoFarmacy. The initial share capital was set to EUR 150,000 which was later increased to EUR 500,000. The GP contributed the pharmacy license (the “License”) valued at EUR 350,000 (30-year term) to operate the business of CosmoFarmacy in exchange for a 70% equity ownership. The Company is a limited partner and contributed cash of EUR 150,000 for the remaining 30% equity ownership. CosmoFarmacy is not publicly traded and the Company’s investment has been recorded using the equity method of accounting. The value of the investment as of June 30, 2020 was $168,555 and is included in “Other assets” on the Company’s consolidated balance sheet.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	June 30, 2020	December 31, 2019
Leasehold improvements	$510,248	$548,000
Vehicles	115,158	115,055
Furniture, fixtures and equipment	1,443,232	1,439,839
Computers and software	134,966	85,052
	2,203,604	2,187,946
Less: Accumulated depreciation and amortization	(528,608)	(453,165)
Total	$1,674,996	$1,734,781

NOTE 5 – INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following at:

	June 30, 2020	December 31, 2019
License	$50,000	$50,000
Trade name / mark	36,997	36,997
Customer base	176,793	176,793
	263,790	263,790
Less: Accumulated amortization	(66,303)	(49,806)
Subtotal	197,487	213,984
Goodwill	49,697	49,697
Total	$247,184	$263,681

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2020

NOTE 6 – INCOME TAXES

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the six months ended June 30, 2020 and 2019.

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

As of June 30, 2020, and 2019, the Company’s effective tax rate differs from the US federal statutory tax rate primarily due to a valuation allowance recorded against net deferred tax assets in all jurisdictions in which the Company operates.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. As of June 30, 2020, and December 31, 2019, the Company has maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

As of June 30, 2020, and December 31, 2019, the Company has a provision for tax charges recorded in any jurisdiction where it is subject to income tax, in the amount of $79,787 and $79,716, respectively, which is included in Other Liabilities on the condensed consolidated balance sheets.

NOTE 7 – CAPITAL STRUCTURE

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock, which may be issued from time to time in one or more series authorized by the Board of Directors. As of June 30, 2020, no preferred shares have been issued.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2020

Common Stock

The Company is authorized to issue 300 million shares of common stock. As of June 30, 2020, and December 31, 2019, the Company had 13,225,387 shares of our common stock issued and 12,860,059 shares outstanding, respectively.

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

Potentially Dilutive Securities

No options, warrants or other potentially dilutive securities have been issued as of June 30, 2020.

NOTE 8 – RELATED PARTY TRANSACTIONS

On the date of our inception, we issued 2 million shares of our common stock to our three officers and directors which were recorded at no value (offsetting increases and decreases in common stock and additional paid-in capital).

Doc Pharma S.A.

As of June 30, 2020, the Company has a prepaid balance of €2,692,936 ($3,026,082) to Doc Pharma S.A. related to purchases of inventory. Additionally, the Company has a receivable balance of €535,240 and £1,108,558 ($1,972,663). As of December 31, 2019, the Company had a prepaid balance of €2,181,780 ($2,449,484) and an accounts payable balance of €22,576 ($25,346), resulting in a net prepaid balance of €2,158,434 ($2,424,138) to Doc Pharma S.A. related to purchases of inventory. Additionally, the Company had a receivable balance of €546,240 ($613,264).

During the six months ended June 30, 2020 and 2019, the Company has purchased a total of €1,193,642 ($1,315,274) and €1,489,719 ($1,682,340) of products from Doc Pharma, respectively. During the six months ended June 30, 2020 and 2019, the Company had revenue of €67,097 ($73,934), £1,107,475 ($1,395,431) and €231,874 ($261,855) from Doc Pharma, respectively.

Doc Pharma S.A is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the wife of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma SA in the past.

Notes Payable – Related Party

A summary of the Company’s related party notes payable during the six months ended June 30, 2020 and the year ended December 31, 2019 is presented below:

	2020	2019

Beginning Balance	$1,375,532	$1,793,437
Payments	(789,961)	(382,055)
Foreign currency translation	1,225	(35,850)
Ending Balance	$586,796	$1,375,532

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2020

Grigorios Siokas

On December 20, 2018, the €1,500,000 ($1,718,400) note payable, originally borrowed pursuant to a Loan Agreement with a third-party lender, dated March 16, 2018, was transferred to Grigorios Siokas. The note bears an interest rate of 4.7% per annum and has a maturity date of March 18, 2019. As of December 31, 2019, the note had an outstanding principal balance of €1,200,000 ($1,347,240) and accrued interest of €144,207 ($128,447). During the six months ended June 30, 2020 the Company repaid €700,000 ($786,590). As of June 30, 2020, the Company has an outstanding balance of €500,000 ($561,850) and accrued interest of €148,716 ($167,112).

Grigorios Siokas is the Company’s CEO and principal shareholder.

Dimitrios Goulielmos

On November 21, 2014, the Company entered into an agreement with Dimitrios Goulielmos, as amended on November 4, 2016. Pursuant to the amendment, this loan is non-interest bearing. During the year ended December 31, 2019, the Company repaid €40,300 ($45,245) and a principal balance of €13,200 ($14,820) remained as of December 31, 2019. During the six months ended June 30, 2020, the Company repaid €3,000 ($3,371) and a principal balance of €10,200 ($11,462) remained as of June 30, 2020.

Dimitrios Goulielmos is a current director and former CEO of the Company.

DOC Pharma

On November 1, 2015, the Company entered into a €12,000 ($12,662) Loan Agreement with Doc Pharma S.A, pursuant to which Doc Pharma S.A., paid existing bills of the Company in the amount of €12,000 ($12,662), excluding the Vendor Bills. The loan bears an interest rate of 2% per annum and was due and payable in full on October 31, 2016. As of December 31, 2019, the Company has an outstanding principal balance of €12,000 ($13,472) and accrued interest expense of $1,100. As of June 30, 2020, the Company has an outstanding principal balance of €12,000 ($13,484) and accrued interest expense of $1,232.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the six months ended June 30, 2020 the Company recorded a gain of $1,225.

Loans Payable – Related Party

A summary of the Company’s related party loans payable during the six months ended June 30, 2020, and the year ended December 31, 2019 is presented below:

	2020	2019

Beginning Balance	$1,026,264	$1,775,251
Proceeds	586,759	585,915
Payments	(102,257)	(262,226)
Conversion of debt	-	(1,050,000)
Reclassification of receivable	-	2,547
Foreign currency translation	271	(25,223)
Ending Balance	$1,511,037	$1,026,264

Grigorios Siokas

From time to time Grigorios Siokas loans the Company funds in the form of non-interest bearing, no-term loans. As of December 31, 2019, the Company had an outstanding principal balance under these loans of $1,026,264 consisting of €297,314 ($303,502) and $722,762, in loans payable to Grigorios Siokas. During the six months ended June 30, 2020, the Company borrowed additional proceeds of €166,200 ($186,759) and $400,000 and repaid €91,100 ($102,257) of these loans. As of June 30, 2020, the Company had an outstanding balance under these loans of $1,511,037.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2020

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the six months ended June 30, 2020 the Company recorded a gain of $271.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

NOTE 9 – LINES OF CREDIT

A summary of the Company’s lines of credit as of June 30, 2020 and December 31, 2019 is presented below:

	June 30, 2020	December 31, 2019
National	$2,915,226	$1,940,045
Alpha	961,644	810,947

Eurobank	-	-
Total	$3,876,870	$2,750,992

The line of credit with National Bank of Greece is being renewed annually with current interest rates of 6.00%, 4.35% (“COSME 2”) and 4.35% (plus the 6-month Euribor plus any contributions currently in force by law on certain lines of credit), (“COSME 1”). The maximum borrowing allowed was $2,472,140 and $1,684,050 at June 30, 2020 and December 31, 2019, respectively for the 6.00% line of credit.

The maximum borrowing allowed was $561,850 and $1,122,700 at June 30, 2020 and December 31, 2019, respectively, for the 4.35% lines of credit. The maximum borrowing allowed was $561,850 and $0 at June 30, 2020 and December 31, 2019, respectively for the 4.35% COSME 1 lines of credit. The outstanding balance was $2,915,226 and $1,940,045 at June 30, 2020 and December 31, 2019, respectively.

The line of credit with Alpha Bank of Greece is renewed annually with a current interest rate of 6.00%. The maximum borrowing allowed was $1,123,700 and $1,122,700 at June 30, 2020 and December 31, 2019, respectively. The outstanding balance was $961,644 and $810,947 at June 30, 2020 and December 31, 2019, respectively.

Interest expense for the six months ended June 30, 2020 and 2019, was $110,420 and $125,466, respectively.

Under the agreements, the Company is required to maintain certain financial ratios and covenants. These lines of credit were assumed in the Company’s acquisition of Cosmofarm. During the six months ended June 30, 2020 and 2019, the Company was in compliance with these ratios and covenants.

NOTE 10 – CONVERTIBLE DEBT

A summary of the Company’s convertible debt during the six months ended June 30, 2020 and the year ended December 31, 2019 is presented below:

	2020	2019

Beginning balance notes	1,500,000	365,513
New notes	-	1,500,000
Payments	(200,000)	(365,513)
Subtotal notes	1,300,000	1,500,000
Debt discount at year end	-	(29,509)
Note payable net of discount	1,300,000	1,470,491

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2020

Securities Purchase Agreement executed on May 15, 2019

On May 15, 2019, the Company entered into a Securities Purchase Agreement with an institutional investor (the “Buyer”). Upon the closing of this financing, on May 17, 2019, the Company issued for a purchase price of $1,500,000 in principal amount a Senior Convertible Note (the “May 2019 Note”) to the Buyer.

The May 2019 Note provided that the Company will repay the principal amount of the May 2019 Note on or before March 15, 2020.

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

The May 2019 Note includes customary Events of Default and provides that the Buyer may require the Company to redeem (regardless of whether the Event of Default has been cured) all or a portion of the Note at a redemption premium equal to the greater of: (i) the product of the redemption premium of one hundred twenty-five (125%) percent, multiplied by the conversion amount, and (ii) the product of the conversion rate ($6.00 per share) multiplied by the product of 125% multiplied by the then current market price. The Buyer may also require redemption of the May 2019 Note upon a Change of Control (as defined) at a premium of one hundred twenty-five (125%) percent. The Company has the right to redeem the May 2019 Note at any time, in whole or in part, in cash at a price equal to 120% of the then outstanding conversion amount.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2020

Conversion of the May 2019 Note is subject to a blocker provision which prevents any holder from converting the May 2019 Note into shares of common stock if its beneficial ownership of the common stock would exceed 9.99% of the Company’s issued and outstanding common stock.

During the six months ended June 30, 2020, the Company repaid $200,000 such that as of June 30, 2020, the Company had a principal balance $1,300,000 on the May 2019 Note and the Company had accrued $20,795 in interest expense.

Roth Capital Partners, LLC (“Roth”), as the Company’s exclusive placement agent, received a cash commission for this transaction equal to six (6%) percent of the total gross proceeds of the offering. This 6% fee or $90,000 was recorded as debt discount along with the $30,000 in legal fees associated with the May 2019 Note. These fees will be amortized over the term of the note. The Company amortized $90,491 in the year ended December 31, 2019 and the remaining $29,509 was amortized during the six months ended June 30, 2020.

NOTE 11 – DEBT

A summary of the Company’s third-party debt during the six months ended June 30, 2020 and the year ended December 31, 2019 is presented below:

June 30, 2020	Loan Facility	Bridge Loans	Trade Facility	Third Party	COVID Loans	Total
Beginning balance	3,078,442	191,287	6,245,400	2,514,595	-	12,029,724
Proceeds	-	-	-	7,510,000	398,955	7,908,955
Payments	-	(165,995)	-	(5,619)	-	(171,614)
Debt extinguishment	(29,035)	(25,292)	-	-	-	(54,327)
Foreign currency translation	(15,417)	-	2,000	231	-	(13,186)
Ending Balance	3,033,990	-	6,247,400	10,019,207	398,955	19,699,552

December 31, 2019	Loan Facility	Bridge Loans	Trade Facility	Third Party	Total
Beginning balance	$3,078,442	$191,287	$6,291,199	$242,805	$9,803,733
Proceeds	-	-	-	2,500,000	2,500,000
Payments	-	-	-	(227,912)	(227,912)
Foreign currency translation	-	-	(45,799)	(298)	(46,097)
Ending Balance	$3,078,442	$191,287	$6,245,400	$2,514,595	$12,029,724

On November 16, 2015, the Company entered into a Loan Agreement with Panagiotis Drakopoulos, former Director and former Chief Executive Officer, pursuant to which the Company borrowed €40,000 ($42,832) as a note payable from Mr. Drakopoulos. The note bears an interest rate of 6% per annum and was due and payable in full on November 15, 2016. As of December 31, 2019, the Company had an outstanding principal balance of €13,000 ($14,595) and accrued interest of €4,166 ($4,677). During the six months ended June 30, 2020, the Company repaid €5,000 ($5,619) of this loan. As of June 30, 2020, the Company had an outstanding principal balance of €8,000 ($8,990) and accrued interest of €4,555 ($5,118).

Loan Facility Agreement and Bridge Loans

Loan Facility

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2020

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

On May 5, 2017, SkyPharm entered into a loan agreement with Synthesis Peer-To-Peer Income Fund for €31,388 ($34,745). The loan accrues interest at a rate of 10% per annum and matured on September 30, 2017. The Company has accrued interest expense of €5,437 ($6,104) and the outstanding balance on this loan was €31,388 ($34,745) as of December 31, 2019. The Company has accrued interest expense of €5,972 ($6,579) and the outstanding balance on this loan was €31,541 ($34,745) as of June 30, 2020.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2020

On April 18, 2018, the Company entered into an amendment pursuant to which the maturity dates for all of the above Bridge Loan advances were extended to December 31, 2021 for no additional consideration. Additionally, the interest rate was amended such that, effective January 1, 2018, the interest rate for all advances is 4% plus the 3-Month Libor rate.

On June 30, 2020, the Company entered into a settlement agreement whereby the Company agreed to make certain payments to the creditor and the creditor will accept such payments as full discharge of the outstanding debt of the Loan Facility and Bridge Loans. In accordance with the settlement agreement, interest will accrue from June 30, 2020 until repayment in full at a rate of 6% per annum for the first year and 5.25% per annum for the second year calculated on the balance outstanding from day to day during such period.Interest is due on the 10th day of each calendar month. If any amount, principal or interest is unpaid on its due date interest shall accrue from the due date until the date of its payment until the date of its payment in full at the rate of 7.25% per annum. The Company will make quarterly payments of €125,000 beginning May 6, 2021 with a final payment of €2,200,000 on May 6, 2022. The Company evaluated the settlement agreement for debt modification in accordance with ASC 470-50 and concluded that the debt qualified for debt extinguishment as the 10% cash flow test was met. As a result, the $3,828,630 of principal and accrued interest was written off and the new debt was recorded at fair value as of June 30, 2020 in the amount of $3,033,990. For the six months ended June 30, 2020, the Company recorded a gain on extinguishment of debt in the amount of $779,224. As of June 30, 2020, the principal balance of the debt is $3,033,900.

The debt is subject to acceleration in an Event of Default (as defined in the Notes). This agreement is secured by a personal guaranty of Grigorios Siokas, which is secured by a pledge of 1,000,000 shares of common stock of the Company owned by Mr. Siokas.

Trade Facility Agreements

On April 10, 2017, Decahedron entered into a Trade Finance Facility Agreement (the “Decahedron Facility”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”). The Decahedron Facility provides the following material terms:

•	The Lender will provide Decahedron a facility of up to €2,750,000 ($3,090,175) secured against Decahedron’s receivables from the sale of branded and generic pharmaceutical sales.

•	The total facility will be calculated as 95% of the agreed upon value of Decahedron’s receivables.

•	The term of the Decahedron Facility will be for 12 months.

•	The obligations of Decahedron are guaranteed by the Company pursuant to a Cross Guarantee and Indemnity Agreement.

•	The Lender has the right to make payments directly to Decahedron’s suppliers.

•	The following fees should be paid in connection with the Decahedron Facility:

	o	2% of the maximum principal amount as an origination fee.

	o	A one percent (1%) monthly fee.

The current draw on the Decahedron Facility is $0.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2020

On May 12, 2017, SkyPharm entered into a Trade Finance Facility Agreement (the “SkyPharm Facility”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”). The SkyPharm Facility provides the following material terms:

•

The Lender will provide SkyPharm a facility of up to €2,000,000 ($2,247,400) secured against SkyPharm’s receivables from the sale of branded and generic pharmaceutical sales. In the event that accounts receivable become uncollectible, the Company will be obligated to pay back the notes in full.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2020

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

As of December 31, 2019, the Company had a principal balance of €2,000,000 ($2,245,400) and $4,000,000 under the TFF and the Company had accrued $10,000 and $12,661, respectively in interest expense related to this agreement. As of June 30, 2020, the Company had principal balances of €2,000,000 ($2,247,400) and $4,000,000 under the TFF and the Company had accrued $11,052 and $2,508 respectively, in interest expense related to this agreement.

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

As discussed in Note 4, the Company attributed no value to the shares received in Marathon pursuant to (a) above. In relation to the CAD $2 million cash received noted in (b) above, the Company accounted for its obligation to issue a variable number of the Company’s Common Shares as Share-settled debt obligation in accordance with ASC 480 measured at fair value or the settlement amount of $1,554,590 (CAD $2 million). If settlement were to occur on December 31, 2019, the Company would be required to issue 611,606 common shares to settle its debt obligation. The Company could be obligated to potentially issue an unlimited number of common shares to settle its Share-settled debt obligation. If such events were to occur, the Company would be required to increase its authorized share capital and since increasing the authorized share capital is within the control of the Company, as our CEO controls greater than 50% of the outstanding common stock of the Company, the original classification of equity-classified financial instruments issued by the Company were not affected.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2020

Senior Promissory Notes executed on April 1 and 3, 2019

On April 1 and 3, 2019, the Company executed Senior Promissory Notes (the “Notes”) each in the principal amount of $250,000 payable to an unaffiliated third-party lender. The Notes bear interest at the rate of fifteen (15%) percent per annum, paid quarterly in arrears. The Notes originally matured on April 1 and 3, 2020 unless prepaid or in default. On April 1, 2020, the Company entered into an allonge with the lender pursuant to which the new maturity date for both notes is April 1, 2021. Additionally, pursuant to the allonge, the Company may now prepay the Notes at any time without penalty.

The Notes are subject to acceleration in an Event of Default (as defined in the Notes). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the Notes. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2019, the Company had a principal balance $250,000 and $250,000 on these notes and the Company had accrued $9,452 and $28,098, respectively, in interest expense. As of June 30, 2020, the Company had a principal balance $250,000 and $250,000 on these notes and the Company had accrued $28,458 and $46,796 respectively, in interest expense.

Senior Promissory Note executed on April 9, 2019

On April 9, 2019, the Company executed a Senior Promissory Note (the “Note”) in the principal amount of $250,000 payable to an unaffiliated third-party lender who had previously loaned the Company $500,000. The Note bears interest at the rate of fifteen (15%) percent per annum, paid quarterly in arrears. The Note originally matured on April 9, 2020, unless prepaid or in default. As of April 9, 2020, the Company entered into an allonge with the lender pursuant to which the new maturity date for the note is now April 9, 2021 and the Company may now prepay the loan without penalty at any time.

The Note is subject to acceleration in an Event of Default (as defined in the Note). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2019, the Company had a principal balance $250,000 on this Note and the Company had accrued $27,431 in interest expense. As of June 30, 2020, the Company had a principal balance $250,000 on this Note and the Company had accrued $46,129 in interest expense.

July 24, 2019 Senior Promissory Note

On July 24, 2019, the Company executed a Senior Promissory Note (the “July Note”) in the principal amount of $750,000 payable to an unaffiliated third-party lender who had previously loaned the Company $750,000. The funds represented by the July Note were advanced between July 19 and 24, 2019. The July Note bears interest at the rate of fifteen (15%) percent per annum, paid quarterly in arrears. The July Note originally matured on July 24, 2020. On July 24, 2020, the Company entered into an allonge with the lender pursuant to which the new maturity date for the note is now July 24, 2021 and the Company may now prepay the loan without penalty at any time (See Note 16).

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

As of June 30, 2020, the Company had a principal balance $750,000 on this note and the Company had accrued $105,722 in interest expense.

August 1, 2019 Senior Promissory Note

On August 1, 2019, the Company executed a Senior Promissory Note (the “August Note”) in the principal amount of $500,000 payable to an unaffiliated third-party lender who had previously loaned the Company $1,500,000. The August Note bears interest at the rate of fifteen (15%) percent per annum, paid quarterly in arrears. The August Note originally matured on August 1, 2020. On August 1, 2020, the Company entered into an allonge with the lender pursuant to which the new maturity date for the note is now August 1, 2021 and the Company may now prepay the loan without penalty at any time (See Note 16).

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2020

The August Note is subject to acceleration in an Event of Default. Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the August Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2019, the Company had a principal balance $500,000 on this note and the Company had accrued $31,438 in interest expense. As of June 30, 2020, the Company had a principal balance $500,000 on this note and the Company had accrued $68,835 in interest expense.

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

The October Note is subject to acceleration in an Event of Default. Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the October Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2019, the Company had a principal balance $250,000 on this note and the Company had accrued $7,705 in interest expense. As of June 30, 2020, the Company had a principal balance $250,000 on this note and the Company had accrued $26,403 in interest expense.

December 6, 2019 Senior Promissory Note

On December 6, 2019, the Company executed a Senior Promissory Note (the “December Note”) in the principal amount of $250,000 payable to an unaffiliated third-party lender who had previously loaned the Company $2,250,000. The December Note originally bore interest at the rate of fifteen (15%) percent per annum, paid quarterly in arrears. The Note originally matured on March 31, 2020, unless prepaid or in default. As of March 31, 2020, the Company entered into an allonge with the lender pursuant to which the new maturity date for the note is now December 31, 2020. Additionally, the interest rate changed to 10% per annum from March 31, 2020 through maturity and the Company may now prepay the December Note at any time without penalty.

The December Note is subject to acceleration in an Event of Default. Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the December Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2019, the Company had a principal balance $250,000 on this note and the Company had accrued $890 in interest expense. As of June 30, 2020, the Company had a principal balance $250,000 on this note and the Company had accrued $10,240 in interest expense.

January 27, 2020 Senior Promissory Note

On January 27, 2020, the Company executed a Senior Promissory Note (the “January Note”) in the principal amount of $250,000 payable to an unaffiliated third-party lender who had previously loaned the Company $2,500,000. The January Note bore interest at the rate of five (5%) percent per annum, paid quarterly in arrears. The January Note originally matured on May 15, 2020 unless in default. On May 15, 2020, the Company entered into an allonge with the lender pursuant to which the new maturity date for the note is now December 31, 2020.Additionally, the interest rate was changed to 10% per annum and the Company may now prepay the January Note at any time without penalty.

The January Note is subject to acceleration in an Event of Default (as defined). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the January Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of June 30, 2020, the Company had a principal balance of $250,000 on this note and the Company had accrued $8,459 in interest expense.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2020

February 25, 2020 Senior Promissory Note

On February 25, 2020, the Company executed a Senior Promissory Note (the “February Note”) in the principal amount of $1,000,000 payable to an unaffiliated third-party lender. The February Note bears interest at the rate of eighteen (18%) percent per annum, paid quarterly in arrears. The February Note matured on April 30, 2020 unless in default. In July 2020, the Company used a portion of the proceeds from the July 3, 2020 senior promissory note to repay the principal of the February Note (See Note 16).

The February Note is subject to acceleration in an Event of Default (as defined). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the February Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of June 30, 2020, the Company had a principal balance of $1,000,000 on this note and the Company had accrued $62,632 in interest expense.

February and March 2020 Notes

On February 27, 2020 and March 23,2020, the Company executed two Senior Promissory Notes (the “Quarter-1 Notes”) in the principal amounts of $25,000 and $35,000, respectively, payable to an unaffiliated third-party lender. The Quarter-1 Notes originally bore interest at the rate of five (5%) percent per annum, paid quarterly in arrear and mature on December 31, 2020 unless in default. Om June 1, 2020 the Company entered into an allonge pursuant to which the interest rate was changed to 10% per annum and the Company may now prepay the Quarter-1 Notes at any time without penalty.

The Quarter-1 Notes are subject to acceleration in an Event of Default (as defined). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the Quarter-1 Notes. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of June 30, 2020, the Company had a principal balance of $25,000 and $35,000, respectively, on these notes and the Company had accrued an aggregate of $1,154 in interest expense.

April 23, 2020 Senior Promissory Note

On April 23, 2020, the Company executed a Senior Promissory Note (the “April Note”) in the principal amount of $200,000 payable to an unaffiliated third-party lender who had previously loaned the Company $2,750,000. The April Note bears interest at the rate of five (5%) percent per annum through May 31, 2020 and then shall change to 1% per annum effective June 1, 2020 paid quarterly in arrears. The April Note matures on December 31, 2020 unless in default. The Company may prepay the April Note within the first six (6) months by payment of unpaid interest for the first six (6) months and, after six (6) months, with a two (2%) percent ($4,000) premium.

The April Note is subject to acceleration in an Event of Default (as defined). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the April Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of June 30, 2020, the Company had a principal balance of $200,000 on this note and the Company had accrued $1,835 in interest expense.

May 5, 2020 Senior Promissory Note

On May 5, 2020, the Company executed a Senior Promissory Note (the “May 5 Note”) in the principal amount of $2,000,000 payable to an unaffiliated third-party lender who had previously loaned the Company $1,000,000. The May 5 Note bears interest at the rate of eighteen (18%) percent per annum, paid quarterly in arrears. The May 5 Note matures on December 31, 2020 unless in default.

The May 5 Note is subject to acceleration in an Event of Default (as defined). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the May 5 Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of June 30, 2020, the Company had a principal balance of $2,000,000 on this note and the Company had accrued $57,205 in interest expense. In July 2020, the Company used a portion of the proceeds from the July 3, 2020 senior promissory note to repay the principal of the May 5 Note (See Note 16).

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2020

May 8, 2020 Senior Promissory Note

On May 8, 2020, the Company executed a Senior Promissory Note (the “May 8 Note”) in the principal amount of $2,000,000 payable to an unaffiliated third-party lender who had previously loaned the Company $3,000,000. The May 8 Note bears interest at the rate of eighteen (18%) percent per annum, paid quarterly in arrears. The May 8 Note matured on June 8, 2020 unless in default. In July 2020, the Company used a portion of the proceeds from the July 3, 2020 senior promissory note to repay the principal of the May 8 Note (See Note 16).

The May 8 Note is subject to acceleration in an Event of Default (as defined). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the May 8 Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of June 30, 2020, the Company had a principal balance of $2,000,000 on this note and the Company had accrued $54,247 in interest expense.

May 18, 2020 Senior Promissory Note

On May 18, 2020, the Company executed a Senior Promissory Note (the “May 18 Note”) in the principal amount of $2,000,000 payable to an unaffiliated third-party lender. The May 18 Note bears interest at the rate of eighteen (18%) percent per annum, paid quarterly in arrears. The May 18 Note matures on December 31, 2020 unless in default.

The May 18 Note is subject to acceleration in an Event of Default (as defined). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the May 18 Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of June 30, 2020, the Company had a principal balance of $2,000,000 on this note and the Company had accrued $46,356 in interest expense.

COVID-19 Government Loans

On May 12, 2020 , the Company was granted and on May 22, 2020 the Company received a €300,000 ($337,110) loan from the Greek government.The loan will be repaid in 40 equal monthly instalments beginning on January 1, 2022 and bears an interest rate of 0.94% per annum. As a condition to the loan, the company is required to retain the same number of employees until October 31, 2020.

On June 24, 2020 the Company received a loan £50,000 ($61,845) from the Greek government.The loan has a six-year maturity and bears interest at a rate of 2.5% per annum beginning 12-months after the initial disbursement. The Company may prepay this loan without penalty at any time.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2020

The Company’s weighted-average remaining lease term relating to its operating leases is 7.09 years, with a weighted-average discount rate of 6.74%.

The Company incurred lease expense for its operating leases of $104,588 and $105,629 which was included in “General and administrative expenses,” for the six months ended June 30, 2020 and 2019, respectively.

The Company had operating cash flows used in operating leases of $104,588 for the six months ended June 30, 2020.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of June 30, 2020.

Maturity of Lease Liability
Remainder of 2020	$65,622
2021	81,636
2022	53,938
2023	53,938
2024	53,938
Thereafter	202,233
Total undiscounted operating lease payments	$511,305
Less: Imputed interest	106,587
Present value of operating lease liabilities	$404,718

The Company’s weighted-average remaining lease term relating to its finance leases is 3.31 years, with a weighted-average discount rate of 6.74%.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s finance leases as of June 30, 2020.

Maturity of Lease Liability
Remainder of 2020	$32,587
2021	59,448
2022	41,531
2023	29,733
2024	17,263
Thereafter	3,283
Total undiscounted finance lease payments	$183,845
Less: Imputed interest	20,191
Present value of finance lease liabilities	$163,654

The Company had operating cash flows used in finances leases of $5,251 for the six months ended June 30, 2020. The Company had financing cash flows used in finances leases of $38,719 for the six months ended June 30, 2020.

The Company incurred interest expense on its finance leases of $5,251 which was included in “Interest expense,” for the six months ended June 30, 2020. The Company incurred amortization expense on its finance leases of $70,048 which was included in “Depreciation and amortization expense,” for the six months ended June 30, 2020.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of June 30, 2020, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2020

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

Placement Agreement

On August 8, 2017, the Company entered into an agreement with a third-party placement agent (the “Agent”) who served serve as the Company’s exclusive placement agent or sole book running manager with respect to any offerings of equity or equity-linked securities as well as any debt offering with the two organizations named in the agreement (the “Offering”) for a period of 120 days. In the event that an Offering is agreed upon by the Agent and the Company, the Company shall provide payment as follows: (1) a cash commission of 6% of the total gross proceeds for two named investors (2) a cash commission of 4% of total gross proceeds from five named investors and (3) excluding the five named investors in “(2)” a cash commission equal to 8% of the total gross proceeds from the Offering and the issuance to the Agent or its designees of warrants covering 8% of the shares of common stock issued or issuable by the Company in the Offering. Additionally, the Agent will receive a cash fee of 8% payable within 5 business days, but only in the event of, the receipt by the Company of any cash proceeds from the exercise of any warrants with an expiration equal to or less than 24 months sold in the Offering. In connection with the Company’s November 16, 2017 Note offering, the Agent received a cash commission of $240,000, equal to eight (8%) percent of the total gross proceeds of the offering and the issuance of five-year warrants to purchase eight (8%) percent of the shares of common stock issued or issuable in the offering (excluding shares of common stock issuable upon exercise of any warrants issued to investors, or 53,600 shares); however, will receive eight (8%) percent of any cash proceeds received from the exercise of any warrants sold in the offering with an expiration equal to or less than twenty-four (24) months. The warrants are exercisable six (6) months after the date of issuance, or as of May 16, 2018.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2020

NOTE 14 – STOCK OPTIONS AND WARRANTS

As of June 30, 2020, there were 74,000 options outstanding and 74,000 options exercisable with expiration dates commencing October 2020 and continuing through January 2022.

A summary of the Company’s option activity during the six months ended June 30, 2020 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2019	74,000	$1.32	2.47	$198,000
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, June 30, 2020	74,000	$1.32	.97	$112,900

Exercisable, June 30, 2020	74,000	$1.32	.97	$112,900

As of June 30, 2020, there were 1,164,673 warrants outstanding and 1,164,673 warrants exercisable with expiration dates from May 2023 through March 2024.

A summary of the Company’s warrant activity during the six months ended June 30, 2020 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2019	1,164,673	$6.41	5.01	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, June 30, 2020	1,164,673	$6.41	3.52	$-

Exercisable, June 30, 2020	1,164,673	$6.41	3.52	$-

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2020

The Company disaggregates revenue by country to depict the nature and economic characteristics affecting revenue. The following table presents our revenue disaggregated by country for the six months ended:

Country	June 30, 2020	June 30, 2019
Croatia	$8,617	$5,366
Denmark	-	66,814
France	1,091	90,145
Germany	792,540	3,287,079
Greece	22,657,446	11,205,579
Hungary	36,240	167,088
Indonesia	-	7,235
Ireland	35,104	213,828
Italy	22,048	112,386
Jordan	9,322	20,322
Libya	41,972	-
Netherlands	38,252	550,986
Poland	28,352	228,469
Turkey		24,562
UK	1,082,236	2,217,438
Total	$24,753,220	$18,197,297

NOTE 16 – SUBSEQUENT EVENTS

July 3, 2020 Senior Promissory Note

On July 3, 2020, the Company executed a Senior Promissory Note (the “July 3 Note”) in the principal amount of $5,000,000 payable to an unaffiliated third-party lender. The July 3 Note bears interest at the rate of eighteen (18%) percent per annum, paid quarterly in arrears. The July 3 Note matures on June 30, 2022 unless in default.

The July 3 Note is subject to acceleration in an Event of Default (as defined). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the July 3 Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection.

The Company used the proceeds from the July 3 Note to repay the principal outstanding on the May 5 Note ($2,000,000), the May 8 Note ($2,000,000), and the February Note ($1,000,000) (See Note 11).

Allonges

On July 24, 2020, the Company entered into an allonge on to extend the maturity date on the July 24, 2019 Senior Promissory Note (See Note 11) to July 24, 2021. In addition, pursuant to the allonge, the Note was also amended to allow prepayment of the note at any time without penalty. All other terms remained the same.

On August 1, 2020, the Company entered into an allonge on to extend the maturity date on the August 1, 2019 Senior Promissory Note (See Note 11) to August 1, 2021. In addition, pursuant to the allonge, the Note was also amended to allow prepayment of the note at any time without penalty. All other terms remained the same.

COVID-19 Government Loan

On June 23, 2020, the Company’s subsidiary Cosmofarm M.S. was granted a loan by the “National Bank of Greece SA” (the “Bank”) in the amount of €500,000 ($561,850). The loan has a maturity date of sixty (60) months from the date of the first disbursement, which includes a grace period of nine months. The total amount of the loan must have been disbursed within six (6) months from the signed date of the contract and it will be repaid in 3 equal monthly installments starting twelve (12) months from the first disbursement. The Company received the first disbursement of €390,790 ($483,243) on July 10, 2020, the second disbursement in the amount of €42,385 ($48,639) was received on July 28, 2020 and the final disbursement of €66,825 ($75,091) has not been received as of the date of the filing. The loan is interest bearing from the date of receipt and is payable every three (3) months at an interest rate of 2.7%.

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

On November 17, 2016, Cosmos Holdings Inc. entered into a Stock Purchase Agreement (the “Decahedron SPA”) with Decahedron Ltd. (“Decahedron”) and the shareholders of Decahedron. The Company consummated this transaction on February 10, 2017. The terms of the Decahedron SPA provided that the Company would acquire all of the issued and outstanding shares of Decahedron. In exchange for the shares of Decahedron, the Company issued to the Decahedron shareholders an aggregate amount of 170,000 shares of the Company’s common stock.

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

On September 30, 2018, the Company entered into a Share Purchase Agreement (“SPA”) with Abbydale Management Limited, an unaffiliated third party incorporated in Belize. The Company sold one hundred (100%) percent of the issued share capital of its subsidiary, Amplerissimo Ltd., a limited liability company organized under the laws of Cypress, to the purchaser for a purchase price of €5,000. Amplerissimo had previously transferred one hundred (100%) percent of the capital stock of Sky Pharm SA to the Company. The information technology business of Amplerissimo was not a priority of the Company and the Company decided to not pursue such business.

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

The Effects of COVID-19 on Our 2020 Operations

The World Health Organization (WHO) declared the coronavirus outbreak a pandemic on March 11, 2020. Since the outbreak in China in December 2019, COVID-19 has expanded its impact to Europe, where all of our operations reside as well as our employees, suppliers and customers. To date, our operations have been affected by the following adverse risks:

Adverse Risks

•	Drug shortages due to ban of exports

•	Problems/restrictions in supply chain

•	Logistics delays (5-7 days)

•	National or EU long lasting recession

Management’s Expectations

Management believes that there could be a positive long-term outcome, which could result in an increase in sales of OTC branded products, nutraceuticals, antibacterial products, gloves, oximeters, thermometers and medical masks. In addition, Management has made an exclusive agreement in order to provide Covid-19 detection kits within Greece, Cyprus, United Kingdom and Germany, therefore an increase on sales of such equipment is expected. However, there is no guarantee of such results. Therefore, we will increase R&D as we are aiming to innovate and create new products in order to help combat against COVID-19. We have adapted our strategy in response to COVID-19 and will continue to do so, since we are expecting the impact of COVID-19 to continue for the next 18-24 months.

The governments of Greece and United Kingdom create incentives to assist companies financially for liquidity purposes by financing, VAT relief in medical equipment and postponing tax payments. Therefore, the Company received funds of $398,955 during this quarter and is expected to receive another $561,850 during next quarter. There was also tax postponement of $67,141 transferred from May to September 2020.

What Effect Will COVID-19 Have on the Company’s Disclosure Controls

Management does not believe COVID-19 will have a significant effect on our disclosure controls as there have been no changes to date. Our operations have continued at a normal pace, at least 90% of our staff continue to work on site and those staff who are working remotely have no impact on our disclosure controls.

Results of Operations

Three Months Ended June 30, 2020 versus June 30, 2019

For the three months ended June 30, 2020, the Company had a net income of $1,377,311 on revenue of $12,819,972 versus net loss of $1,540,033 on revenue of $8,513,956 for the three months ended June 30, 2019.

Cost of Revenue

For the three months ended June 30, 2020, we had direct costs of revenue of $10,471,841 associated with cost of goods sold versus $8,044,963 for the three months ended June 30, 2019.

Revenue as of June 30, 2020, was increased by 50.58% in comparison to revenues in the period ended June 30, 2019. This increase is mainly because of the organic growth attributed to our subsidiary, Cosmofarm, which we acquired in December 2018. Cosmofarm continued the expansion of point sales even more aggressively during the current year. In addition, there was an increased demand during this quarter for the medical equipment, our food supplements and our own brand of nutraceuticals; SkyPremium Life, which result in higher margins.

Our future revenue growth will continue to be affected by various factors such as industry growth trends, including drug utilization, the introduction of new innovative brand therapies, the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers and the rate of conversion from brand products to those generic drugs, price increases and price deflation, general economic conditions, including the effects of the coronavirus, in the member states of European Union, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third party reimbursement rates to our customers, and changes in government rules and regulations.

Gross Profit

Gross profit for the three months ended June 30, 2020 was $2,348,131 (18.32%) compared with the $468,993 (5.5%) for the three months ended June 30, 2019.

Operating Expenses

For the three months ended June 30, 2020, we had general and administrative costs of $1,251,030 and depreciation and amortization expense of $110,788 for a net operating gain of $986,313. For the three months ended June 30, 2019, we had general and administrative costs of $903,972 and depreciation and amortization expense of $90,909 for a net operating loss of $525,888.

Other Income (Expense)

During the three months ended June 30, 2020, other income (expense) was primarily comprised of $651,801 interest expense related to notes payable and convertible notes payable, $0 non-cash interest expense related to the amortization of debt discount, a gain on equity investments of $32,418 predominantly related to the Marathon/ICC (f/k/a KBB) transaction, a gain on extinguishment of debt of $779,224 and a foreign currency loss of $194,828. During the three months ended June 30, 2019, other income (expense) was primarily comprised of $329,270 interest expense related to notes payable, other income of approximately $324,000 predominantly related to the recording of petty cash previously written off of Cosmofarm’s books $1,048,267 related to the Marathon/ICC (f/k/a KBB) transaction and a foreign currency loss of $79,225.

Unrealized Foreign Currency losses

Additionally, we had an unrealized foreign currency gain of $182,840 for the three months ended June 30, 2020, such that our net comprehensive income for the period was $1,560,151 versus the unrealized foreign currency gain of $32,567 for the three months ended June 30, 2019, such that our net comprehensive loss for the period was $1,572,600.

Six Months Ended June 30, 2020 versus June 30, 2019

For the six months ended June 30, 2020, the Company had a net loss of $894,001 on revenue of $24,753,220 versus net loss of $1,757,206 on revenue of $18,197,297, for the six months ended June 30, 2019.

Cost of Revenue

For the six months ended June 30, 2020, we had direct costs of revenue of $21,211,918 associated with cost of goods sold versus $17,102,142 for the six months ended June 30, 2019.

Revenue as of June 30, 2020, was increased by 36.03% in comparison to revenues in the period ended June 30, 2019. This increase is mainly because of the organic growth attributed to our subsidiary, Cosmofarm, which was acquired in December 2018. Cosmofarm continued the expansion of point sales even more aggressively during the current year. In addition, there was an increased demand during this quarter for medical equipment, our food supplements and our own brand of nutraceuticals; SkyPremium Life, which result in higher margins.

Our future revenue growth will continue to be affected by various factors such as industry growth trends, including drug utilization, the introduction of new innovative brand therapies, the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers and the rate of conversion from brand products to those generic drugs, price increases and price deflation, general economic conditions including the effects of the coronavirus in the member states of European Union, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third party reimbursement rates to our customers, and changes in government rules and regulations.

Gross Profit

Gross profit for the six months ended June 30, 2020 was $3,541,302 (14.31%) compared with the $1,095,155 (6%) for the six months ended June 30, 2019.

Operating Expenses

For the six months ended June 30, 2020, we had general and administrative costs of $2,118,628 and depreciation and amortization expense of $210,796 for a net operating gain of $1,211,877. For the six months ended June 30, 2019, we had general and administrative costs of $1,647,503 and depreciation and amortization expense of $147,282 for a net operating loss of $699,630.

Other Income (Expense)

During the six months ended June 30, 2020, other income (expense) was primarily comprised of $1,063,856 interest expense related to notes payable and convertible notes payable, $29,509 non-cash interest expense related to the amortization of debt discount, a gain on equity investments of $10,246 predominantly related to the Marathon/ICC (f/k/a KBB) transaction, a gain on extinguishment of debt of $779,224 and a foreign currency loss of $32,306. During the six months ended June 30, 2019, other income (expense) was primarily comprised of $326,000 predominantly related to the recording of petty cash previously written off of Cosmofarm’s books, $588,982, interest expense related to notes payable, $264,510 of non-cash interest expense related to the amortization of debt discount, $442,142 related to the Marathon/ICC (f/k/a KBB) transaction and a foreign currency loss of $81,415.

Unrealized Foreign Currency losses

Additionally, we had an unrealized foreign currency gain of $39,078 for the six months ended June 30, 2020, such that our net comprehensive gain for the period was $933,079 versus the unrealized foreign currency gain of $29,062 for the six months ended June 30, 2019, such that our net comprehensive loss for the period was $1,728,144.

Liquidity and Capital Resources

At June 30, 2020, the Company had a working capital deficit of $6,073,801 and a working capital deficit of $7,062,520 as of December 31, 2019, respectively.

At June 30, 2020, the Company had cash of $2,406,508 versus $38,537 as of December 31, 2019. For the six months ended June 30, 2020, net cash used in operating activities was $5,876,080 versus $2,791,266 net cash used in operating activities for the six months ended June 30, 2019. The Company has devoted substantially all of its cash resources to expand through organic business growth and, where appropriate, through the execution of selective company and license acquisitions, and has incurred significant general and administrative expenses in order to enable the financing and growth of its business and operations.

During the six months ended June 30, 2020, there was $86,378 net cash used in investing activities versus $542,423 net cash provided by investing activities during the six months ended June 30, 2019. For the six months ended June 30, 2020 this was due to the purchase of fixed assets. For the six months ended June 30, 2020, this was due to proceeds from the sale of investments offset by the purchase of fixed assets.

During the six months ended June 30, 2020, there was $8,301,764 of net cash provided by financing activities versus $2,280,513 provided by financing activities during the six months ended June 30, 2019. For the current quarter ended June 30, 2020, the borrowings were as follows: (a) From January 27 to March 23, 2020 the Company borrowed total net proceeds of $510,000 from unaffiliated third-party lenders. The notes bear interest at a rate of 10% (with the exception of one note which accrued interest at 5% from April 23, 2020 through May 31, 2020 and from June 1, 2020 through maturity will bear 1% interest per annum) paid quarterly in arrears. (b) From February 25, 2020 to May 15, 2020, the Company borrowed total net proceeds of $5,000,000 and $2,000,000 from two unaffiliated third-party lenders. The notes bear interest at a rate of 18% per annum, paid quarterly in arrears. In addition, there were proceeds from lines of credit of $9,208,750 and payments of lines of credits of $8,100,149, for a net increase of the line of credit of $1,108,601.

We anticipate using cash in our bank account as of June 30, 2020, cash generated from the operations of the Company and its operating subsidiaries and from debt or equity financing, or from a loan from management, to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we may lose the qualification for quotation and our securities would no longer trade on the over the counter markets. Further, as a consequence we would fail to satisfy our reporting obligations with the Securities and Exchange Commission (“SEC”), and investors would then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

As of the date of this report, since June 30, 2020, the Company has borrowed additional net proceeds of $5,000,000 from the unaffiliated third-party lender who had previously loaned the Company $2,000,000 on May 15, 2020. The senior promissory note matures on December 31, 2020 and the proceeds were used to pay-off the principal of other outstanding third-party notes. The note bears interest at 18% per annum, paid quarterly in arrears. More information on the senior promissory note is provided in Note 16.

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

In addition, the Company seeks to pursue gross profit margin optimization, by focusing on new revenue streams that would positively affect gross profit, as well as, cost savings. Our objective is to reduce operating expenses across all entities without compromising the quality of our services and products. During the quarter ended June 30, 2020, the expected decline in costs can be seen as operating expenses were reduced by $366,936 in comparison to the year ended December 31, 2019.

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

Off Balance Sheet Arrangements

As of June 30, 2020, there were no off-balance sheet arrangements.

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

The Company is liable for income taxes in Greece and the United Kingdom of England. The corporate income tax rate is 24% in Greece (tax losses are carried forward for five years effective January 1, 2013) and 20% in United Kingdom of England. Losses may also be subject to limitation under certain rules regarding change of ownership

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. Previously reported on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description

10.1	Form of May 18, 2020 Senior Promissory Note in the amount of $2,000,000 with Personal Guaranty of Grigorios Siokas

10.2	Form of July 3, 2020 Senior Promissory Note in the amount of $5,000,000 with Personal Guaranty of Grigorios Siokas

10.3	Agreement dated June 30, 2020 by and among Synthesis Peer-to-Peer Income Fund, and SkyPharm S.A. with Grigorios Siokas as Guarantor.

31.1	Certification of CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

Cosmos Holdings Inc.

Date: August 12, 2020	By:	/s/ Grigorios Siokas
Grigorios Siokas
Chief Executive Officer
(Principal Executive Officer,
Acting Principal Financial Officer and
Acting Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Form of May 18, 2020 Senior Promissory Note in the amount of $2,000,000 with Personal Guaranty of Grigorios Siokas

10.2	Form of July 3, 2020 Senior Promissory Note in the amount of $5,000,000 with Personal Guaranty of Grigorios Siokas

10.3	Agreement dated June 30, 2020 by and among Synthesis Peer-to-Peer Income Fund, and SkyPharm S.A. with Grigorios Siokas as Guarantor.

31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

