Form 10-Q
period 2020-09-30
Cosmos Holdings Inc.
filed 2020-11-16
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 13, 2020, there were 13,225,387 shares issued and 12,840,059 shares outstanding of the registrant’s common stock.

COSMOS HOLDINGS INC.

COSMOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,081,631	$38,537
Accounts receivable, net	17,448,886	7,348,945
Accounts receivable - related party	2,277,571	1,919,043
Marketable securities	211,248	238,940
Inventory	4,202,180	3,474,220
Prepaid expenses and other current assets	6,826,508	1,553,436
Prepaid expenses and other current assets - related party	3,227,853	5,940,124
Operating lease right-of-use asset	385,522	498,180
Financing lease right-of-use asset	215,075	167,310

TOTAL CURRENT ASSETS	35,876,474	21,178,735

Property and equipment, net	1,699,730	1,734,781
Goodwill and intangible assets, net	238,845	263,681
Other assets	754,275	702,439

TOTAL ASSETS	$38,569,324	$23,879,636

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,193,033	$8,561,681
Accounts payable and accrued expenses - related party	123,427	240,302
Customer advances	18,752	247,318
Convertible notes payable, net of unamortized discount of $0 and $29,509, respectively	1,087,000	1,470,491
Notes payable	22,863,422	12,029,724
Notes payable - related party	494,945	1,375,532
Lines of credit	4,253,439	2,750,992
Loans payable - related party	1,525,485	1,026,264
Taxes payable	183,711	175,939
Operating lease liability, current portion	69,816	139,556
Financing lease liability, current portion	75,602	58,185
Other current liabilities	320,090	165,271

TOTAL CURRENT LIABILITIES	41,208,722	28,241,255

Share settled debt obligation	1,554,590	1,554,590
Operating lease liability, net of current portion	315,746	353,024
Financing lease liability, net of current portion	146,376	82,523
Other liabilities	113,892	109,073
TOTAL LIABILITIES	43,339,326	30,340,465

Commitments and Contingencies (see Note 13)	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 13,225,387 and 13,225,387 shares issued and 12,840,059 and 12,860,059 outstanding as of September 30, 2020 and December 31, 2019, respectively	13,225	13,225
Additional paid-in capital	13,525,749	13,525,749
Treasury stock, 385,328 and 365,328 shares as of September 30, 2020 and December 31, 2019, respectively	(491,854)	(411,854)
Accumulated deficit	(17,919,743)	(19,571,610)
Accumulated other comprehensive loss	102,621	(16,339)

TOTAL STOCKHOLDERS' DEFICIT	(4,770,002)	(6,460,829)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$38,569,324	$23,879,636

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

REVENUE	$14,352,098	$9,685,850	$39,105,318	$27,883,147

COST OF GOODS SOLD	11,954,788	8,886,084	33,166,706	25,988,226

GROSS PROFIT	2,397,310	799,766	5,938,612	1,894,921

OPERATING EXPENSES
General and administrative expenses	1,017,686	808,138	2,702,259	2,444,351
Sales and marketing expenses	211,874	15,342	645,930	26,632
Depreciation and amortization expense	87,747	92,848	298,543	240,130
TOTAL OPERATING EXPENSES	1,317,307	916,328	3,646,732	2,711,113

INCOME (LOSS) FROM OPERATIONS	1,080,003	(116,562)	2,291,880	(816,192)

OTHER INCOME (EXPENSE)
Other income (expense), net	75,124	(94,321)	103,073	232,022
Interest expense	(789,426)	(366,677)	(1,853,414)	(955,791)
Non-cash interest expense	-	(19,498)	(29,509)	(284,008)
Loss on equity investments, net	(46,883)	(660,893)	(36,637)	(1,103,035)
Gain on extinguishment of debt	16,194	-	795,418	-
Foreign currency transaction gain (loss), net	427,289	(375,947)	394,983	(457,362)
TOTAL OTHER EXPENSE, NET	(317,702)	(1,517,336)	(626,086)	(2,568,174)

INCOME (LOSS) BEFORE INCOME TAXES	762,301	(1,633,898)	1,665,794	(3,384,366)

INCOME TAX (EXPENSE) BENEFIT	(4,435)	549	(13,927)	(6,189)

NET INCOME (LOSS)	757,866	(1,633,349)	1,651,867	(3,390,555)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net	79,882	89,563	118,960	118,625

TOTAL COMPREHENSIVE INCOME (LOSS)	$837,748	$(1,543,786)	$1,770,827	$(3,271,930)

BASIC NET INCOME (LOSS) PER SHARE	$0.06	$(0.12)	$0.12	$(0.26)
DILUTED NET INCOME (LOSS) PER SHARE	$0.06	$(0.12)	$0.12	$(0.26)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	13,225,387	13,225,387	13,225,387	13,289,843
Diluted	13,263,944	13,225,387	13,260,518	13,289,843

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	No. of Shares	Value	Capital	No. of Shares	Value	Deficit	Income (Loss)	Deficit

Balance at January 1, 2019	13,878,757	$13,879	$13,133,982	(193,690)	$(225,494)	$(16,272,645)	$32,828	$(3,317,450)
Foreign currency translation adjustment, net	-	-	-	-	-	-	61,629	61,629
Cancellation of pre-delivery shares issued in connection with convertible debentures	(573,742)	(574)	574	-	-	-	-	-
Purchase of treasury stock from third party	-	-	-	(23,847)	(71,541)	-	-	(71,541)
Net loss	-	-	-	-	-	(217,173)	-	(217,173)
Balance at March 31, 2019	13,305,015	13,305	13,134,556	(217,537)	(297,035)	(16,489,818)	94,457	(3,544,535)
Foreign currency translation adjustment, net	-	-	-	-	-	-	(32,567)	(32,567)
Conversion of related party debt to common stock	140,001	140	520,735	-	-	-	-	520,875
Gain on conversion of related party debt to common stock	-	-	529,125	-	-	-	-	529,125
Purchase of treasury stock from third party	-	-	-	(348,380)	(716,586)	-	-	(716,586)
Cancellation of treasury shares	(219,629)	(220)	(658,667)	219,629	658,887	-	-	-
Net loss	-	-	-	-	-	(1,540,033)	-	(1,540,033)
Balance at June 30, 2019	13,225,387	13,225	13,525,749	(346,288)	(354,734)	(18,029,851)	61,890	(4,783,721)
Foreign currency translation adjustment, net	-	-	-	(19,040)	(57,120)	-	89,563	32,443
Net loss	-	-	-	-	-	(1,633,349)	-	(1,633,349)
Balance at September 30, 2019	13,225,387	$13,225	$13,525,749	(365,328)	$(411,854)	$(19,663,200)	$151,453	$(6,384,627)

							Accumulated
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Other Comprehensive	Total Stockholders'
	No. of Shares	Value	Capital	No. of Shares	Value	Deficit	Income (Loss)	Deficit

Balance at January 1, 2020	13,225,387	$13,225	$13,525,749	(365,328)	$(411,854)	$(19,571,610)	$(16,339)	$(6,460,829)
Foreign currency translation adjustment, net	-	-	-	-	-	-	(143,762)	(143,762)
Net loss	-	-	-	-	-	(483,310)	-	(483,310)
Balance at March 31, 2020	13,225,387	13,225	13,525,749	(365,328)	(411,854)	(20,054,920)	(160,101)	(7,087,901)
Foreign currency translation adjustment, net	-	-	-	-	-	-	182,840	182,840
Net income	-	-	-	-	-	1,377,311	-	1,377,311
Balance at June 30, 2020	13,225,387	13,225	13,525,749	(365,328)	(411,854)	(18,677,609)	22,739	(5,527,750)
Foreign currency translation adjustment, net	-	-	-	-	-	-	79,882	79,882
Purchase of treasury stock from third party	-	-	-	(20,000)	(80,000)	-	-	(80,000)
Net income	-	-	-	-	-	757,866	-	757,866
Balance at September 30, 2020	13,225,387	$13,225	$13,525,749	(385,328)	$(491,854)	$(17,919,743)	$102,621	$(4,770,002)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,651,867	$(3,390,555)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and amortization expense	207,992	240,130
Amortization of right-of-use assets	90,551	284,008
Amortization of debt discounts	29,509	204,396
Lease expense	148,218	-
Interest on finance leases	9,197	-
Loss on disposal of fixed asset	21,624	-
Gain on extinguishment of debt	(779,224)	-
(Gain) loss on change in fair value of equity investments	19,798	1,090,886
Changes in Assets and Liabilities:
Accounts receivable, net	(10,099,941)	(1,028,844)
Accounts receivable - related party	(358,528)	(233,404)
Inventory	(727,960)	(276,887)
Prepaid expenses and other current assets	(5,273,072)	534,680
Prepaid expenses and other current assets - related party	2,712,271	(730,385)
Other assets	(51,836)	(140,281)
Accounts payable and accrued expenses	2,356,249	594,323
Accounts payable and accrued expenses - related party	(116,875)	263,029
Customer advances	(228,566)	(866,596)
Other current liabilities	154,819	(36,557)
Lease liabilities	(120,799)	(105,564)
Taxes payable	7,772	-
Other liabilities	4,819	24,809
NET CASH USED IN OPERATING ACTIVITIES	(10,342,115)	(3,572,812)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(113,845)	(594,632)
Proceeds from sale of investments	-	1,211,348
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(113,845)	616,716

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of convertible note payable	(413,000)	(365,514)
Proceeds from convertible note payable	-	1,380,000
Payment of related party note payable	(941,357)	(36,532)
Payment of note payable	(5,253,918)
Proceeds from note payable	15,926,295	2,000,000
Payment of related party loan	(109,024)	(212,176)
Proceeds from related party loan	594,836	508,085
Payment of lines of credit	(13,270,971)	(7,980,910)
Proceeds from lines of credit	14,588,466	9,045,285
Payments of finance lease liability	(57,316)	(27,086)
Purchase of treasury stock	(80,000)	(845,247)
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,984,011	3,465,905

Effect of exchange rate changes on cash	515,043	(193,945)

NET CHANGE IN CASH	1,043,094	315,864

CASH AT BEGINNING OF PERIOD	38,537	864,343
CASH AT END OF PERIOD	$1,081,631	$1,180,207

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$124,178	$447,731
Income tax	$11,605	$11,605

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Cancellation of pre-delivery shares issued for conversion of convertible notes payable	$-	$574
Discounts related to beneficial conversion features of convertible debentures	$-	$120,000
Conversion of convertible notes payable to common stock	$-	$1,050,000

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2020

NOTE 1 – BASIS OF PRESENTATION

The terms “COSM,” “we,” “the Company,” and “us” as used in this report refer to Cosmos Holdings, Inc. The accompanying unaudited condensed consolidated balance sheet as of September 30, 2020 and unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2020 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of COSM, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2019 and 2018, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“Form 10-K”). The accompanying consolidated balance sheet as of December 31, 2019 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet.

NOTE 2 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

Overview

Cosmos Holdings, Inc. is an international pharmaceutical wholesaler. The Company imports, exports and distributes brand-name and generic pharmaceuticals, over-the-counter (“OTC”) medicines, a variety of vitamins, and dietary supplements. Through September 30, 2020, we operated our business through three wholly owned subsidiaries: (i) SkyPharm S.A. (“SkyPharm”), headquartered in Thessaloniki, Greece; (ii) Decahedron Ltd. (“Decahedron”), headquartered in Harlow, United Kingdom (“UK”); and (iii) Cosmofarm Ltd. (“Cosmofarm”), headquartered in Athens, Greece. Our business is primarily comprised of cross-border sales of brand-name pharmaceutical products in the European Union (“EU”). Our cross-border pharmaceutical wholesale business serves wholesale pharmaceutical distributors and independent retail pharmacies across the EU through a network of three strategic distribution centers, as well as an additional warehousing facility. Pharmaceutical manufacturers generally implement variable pricing strategies within the EU market. Identifying and evaluating price spreads between EU member states enables us to source brand-name pharmaceuticals from countries where ex-factory prices are comparatively low and export to countries where the same products are priced higher. We remain focused on leveraging our growing purchasing scale and supplier relationships to secure discounts and provide pharmaceuticals at reduced prices and continuing to drive organic growth at attractive margins for our cross-border pharmaceutical wholesale business.

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

September 30, 2020

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

On September 27, 2013, the Company, closed a reverse merger transaction by which it acquired a private company whose principal activities are the trading of products, providing representation, and provision of consulting services to various sectors. Pursuant to a Share Exchange Agreement between the Registrant and Amplerissimo Ltd., a company incorporated in Cyprus (“Amplerissimo”), the Company acquired 100% of Amplerissimo’s issued and outstanding common stock. As a result of the reverse take-over transaction, Amplerissimo became a wholly owned subsidiary of the Company.

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

September 30, 2020

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

On September 29, 2018, Amplerissimo transferred its remaining 22% investment in SkyPharm to the Company. The Company now holds 100% of the capital of SkyPharm as a wholly-owned subsidiary of the Company. On September 30, 2018, the Company entered into a Share Purchase Agreement with an unaffiliated third party and sold 100% of the issued capital of its subsidiary, Amplerissimo.

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

Going Concern

The Company’s condensed consolidated financial statements are prepared in conformity with U.S. GAAP which contemplates the continuation of the Company as a going concern. For the nine months ended September 30, 2020, the Company had revenue of $39,105,318, net income of $1,651,867 and net cash used in operations of $10,342,115. Additionally, as of September 30, 2020, the Company had an accumulated deficit of $17,919,743 a working capital deficit of $5,332,248 and stockholders’ deficit of $4,770,002. It is management’s opinion that these conditions raise doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing.

The condensed consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company does not have adequate cash from operations to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

September 30, 2020

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of November 13, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur, and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2020, and December 31, 2019, there were no cash equivalents.

The Company maintains bank accounts in the United States denominated in U.S. Dollars and in Greece and in Bulgaria all of them denominated in Euros. The Company also maintains bank accounts in the United Kingdom of Great Britain, dominated in Euros and Great Britain Pounds (British Pounds Sterling).

Reclassifications to Prior Period Financial Statements and Adjustments

Certain reclassifications have been made in the Company’s financial statements of the prior period to conform to the current year presentation. $4,381 in other investments for the year ended December 31, 2019 was reclassified to other current assets. For the three and nine months ended September 30, 2019, $66, and $198, respectively in interest expense – related parties $66 and $198, respectively was reclassified to interest expense.  Additionally, for the three and nine months ended September 30, 2019, $15,342 and $26,632, respectively in sales and marketing expenses were reclassified from general and administrative expenses.  These reclassifications have no impact on previously reported net income.

Account Receivable

Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts against gross accounts receivable reflects the best estimate of probable losses inherent in the receivables’ portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. As of September 30, 2020, and December 31, 2019, the Company’s allowance for doubtful accounts was $587,292 and $562,444, respectively.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2020

Inventory

Inventory is stated at net realizable value using the weighted average method. Inventory consists primarily of finished goods and packaging materials, i.e. packaged pharmaceutical products and the wrappers and containers they are sold in. A periodic inventory system is maintained by 100% count. Inventory is replaced periodically to maintain the optimum stock on hand available for immediate shipment.

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

Depreciation expense was $183,156 and $219,281 for the nine months ended September 30, 2020 and 2019, respectively.

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

September 30, 2020

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

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 5 years for an import/export license. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. As of September 30, 2020, no revision to the remaining amortization period of the intangible assets was made.

Amortization expense was $24,836 and $20,849 for the nine months ended September 30, 2020 and 2019, respectively.

Equity Method Investment

For those investments in common stock or in-substance common stock in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, the investment is accounted for under the equity method. The Company will record its share in the earnings of the investee and will include it within the condensed consolidated statement of operations. The Company assesses its investment for other-than-temporary impairment when events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable and recognizes an impairment loss to adjust the investment to its then current fair value.

Investments in Equity Securities

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2016-01, and accordingly, investments in equity securities are accounted for at fair value with changes in fair value recognized in net income (loss). Equity securities are classified as short-term or long-term based on the nature of the securities and their availability to meet current operating requirements. Equity securities that are readily available for use in current operations are reported as a component of current assets in the accompanying consolidated balance sheets. Equity securities that are not considered available for use in current operations would be reported as a component of long-term assets in the accompanying consolidated balance sheets. For equity securities with no readily determinable fair value, the Company elects a measurement alternative to fair value. Under this alternative, the Company measures the investments at cost, less any impairment, and adjusted for changes resulting from observable price changes in transactions for identical or similar investments of the investee. The election to use the measurement alternative is made for each eligible investment.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2020

As of September 30, 2020, investments consisted of 3,000,000 shares, which traded at a closing price of $0 per share or a value of $0 of ICC International Cannabis Corp, 40,000 shares which traded at a closing price of $5.23 per share, or value of $209,138 of Diversa S.A. and 16,666 shares which traded at a closing price of $0.13 per share or value of $2,110 of National Bank of Greece. Additionally, the Company has $4,574 in equity securities of Pancreta bank, which are not publicly traded and recorded at cost. See Note 3, for additional investments in equity securities.

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

The following tables presents assets that are measured and recognized at fair value as of September 30, 2020 and December 31, 2019, on a recurring basis:

	September 30, 2020			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – ICC International Cannabis Corp.	$-	-	-	$-
Marketable securities – Divsersa S.A.	209,138	-	-	290,138
Marketable securities – National Bank of Greece	2,110	-	-	2,110
	$211,248			$211,248

	December 31, 2019			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – ICC International Cannabis Corp.	$33,000	-	-	$33,000
Marketable securities – Divsersa S.A.	200,290	-	-	200,290
Marketable securities – National Bank of Greece	5,650	-	-	5,650
	$238,940			$238,940

In addition, FASB ASC 825-10-25, Fair Value Option, (“ASC 825-10-25”), expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2020

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2020

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. As of September 30, 2020, the Company has maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

The Company periodically reviews the uncertainties and judgments related to the application of complex income tax regulations to determine income tax liabilities in several jurisdictions. The Company uses a “more likely than not” criterion for recognizing the income tax benefit of uncertain tax positions and establishing measurement criteria for income tax benefits. The Company has evaluated the impact of these positions and due to the fact that the fiscal years 2013 - 2014 are unaudited by the Greek tax authorities, a potential tax liability has been identified, which may arise from a prospective tax audit from tax authorities, based on the tax settlement note of years 2007 - 2009. The amount of the liability as of September 30, 2020, and December 31, 2019, was $83,238 and $79,716, respectively, and has been recorded as a long-term liability within the condensed consolidated balance sheets.

Retirement and Termination Benefits

Under Greek labor law, employees are entitled to lump-sum compensation in the event of termination or retirement. The amount depends on the employee’s work experience and renumeration as of the day of termination or retirement. If an employee remains with the company until full-benefit retirement, the employee is entitled to a lump-sum equal to 40% of the compensation to be received if the employee were to be dismissed on the same day. The Company periodically reviews the uncertainties and judgments related to the application of the relevant labor law regulations to determine retirement and termination benefits obligations of its Greek subsidiaries. The Company has evaluated the impact of these regulations and has identified a potential retirement and termination benefits liability. The amount of the liability as of September 30, 2020, and December 31, 2019, was $80,579 and $77,170 respectively, and has been recorded as a long-term liability within the condensed consolidated balance sheets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average number of common shares outstanding Basic	13,225,387	13,225,387	13,225,387	13,289,843
Potentially dilutive common stock equivalents	38,557	-	35,131	-
Weighted average number of common and equivalent shares outstanding - Diluted	13,263,944	13,225,387	13,260,518	13,289,843

Common stock equivalents are included in the diluted income per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2020

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

NOTE 3 – MARKETABLE SECURITIES

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2020

The Company determined the fair value of both exchanges based on an actively quoted stock price of ICC received in exchange for the Marathon shares. The Company continues to fair value its investment in ICC with changes recognized in earnings each period and was recorded as an unrealized gain on exchange of investment during the nine months ended September 30, 2020 of $13,500. The value of the investments as of September 30, 2020 and December 31, 2019, was $0 and $33,000, respectively.

Since no value was attributed to the 33 1/3% equity ownership interest in Marathon received as consideration for the distribution services, the Company would receive variable consideration in future for its services under the Distribution and Equity Acquisition Agreement, if certain milestones are achieved. Refer to Note 11 for the accounting associated with the cash of CAD $2 million received upfront. Variable consideration to be received in the future upon achieving the gross sales milestones described above, is constrained as the Company estimates that it is probable that a significant reversal of revenue could occur. In assessing the constraint, the Company considered its limited experience with the Products, new geographic markets and similar transactions, which affect the Company’s ability to estimate the likelihood of a probable revenue reversal. Therefore, no revenue has been recognized for the period ended September 30, 2020. The Company will continue to reassess variable consideration at each reporting period and update the transaction price when it becomes probable that a significant revenue reversal would not occur.

As of September 30, 2020, in addition to the 3,000,000 ICC shares valued at $0, as noted above, marketable securities also consisted of the following: 40,000 shares which traded at a closing price of $5.23 per share, or value of $209,138 of Diversa S.A. and 16,666 shares which traded at a closing price of $0.13 per share or value of $2,110 of National Bank of Greece. The Company recorded a net unrealized loss on the fair value of these investments of $7,894 during the nine months ended September 30, 2020.

CosmoFarmacy LP

In June 2019, the Company entered into an agreement with an unaffiliated third party to incorporate CosmoFarmacy L.P. for the purpose of providing strategic management consulting services and the retail trade of pharmaceutical products, and OTC to pharmacies. CosmoFarmacy was incorporated with a 30-year term through May 31, 2049. The unaffiliated third party is the general partner (the “GP”) of the limited partnership and is responsible for management and decision-making associated with CosmoFarmacy. The initial share capital was set to EUR 150,000 which was later increased to EUR 500,000. The GP contributed the pharmacy license (the “License”) valued at EUR 350,000 (30-year term) to operate the business of CosmoFarmacy in exchange for a 70% equity ownership. The Company is a limited partner and contributed cash of EUR 150,000 for the remaining 30% equity ownership. CosmoFarmacy is not publicly traded and the Company’s investment has been recorded using the equity method of accounting. The value of the investment as of September 30, 2020 was $175,845 and is included in “Other assets” on the Company’s condensed consolidated balance sheet.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	September 30, 2020	December 31, 2019
Leasehold improvements	$537,389	$548,000
Vehicles	120,138	115,055
Furniture, fixtures and equipment	1,515,228	1,439,839
Computers and software	141,975	85,052
	2,314,730	2,187,946
Less: Accumulated depreciation and amortization	(615,000)	(453,165)
Total	$1,699,730	$1,734,781

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2020

NOTE 5 – INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following at:

	September 30, 2020	December 31, 2019
License	$50,000	$50,000
Trade name / mark	36,997	36,997
Customer base	176,793	176,793
	263,790	263,790
Less: Accumulated amortization	(74,642)	(49,806)
Subtotal	179,180	213,984
Goodwill	49,697	49,697
Total	$238,845	$263,681

NOTE 6 – INCOME TAXES

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the nine months ended September 30, 2020 and 2019.

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

As of September 30, 2020, and 2019, the Company’s effective tax rate differs from the US federal statutory tax rate primarily due to a valuation allowance recorded against net deferred tax assets in all jurisdictions in which the Company operates.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. As of September 30, 2020, and December 31, 2019, the Company has maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

As of September 30, 2020, and December 31, 2019, the Company has a provision for tax charges recorded in any jurisdiction where it is subject to income tax, in the amount of $83,238 and $79,716, respectively, which is included in Other Liabilities on the condensed consolidated balance sheets.

NOTE 7 – CAPITAL STRUCTURE

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock, which may be issued from time to time in one or more series authorized by the Board of Directors. As of September 30, 2020, no preferred shares have been issued.

Common Stock

The Company is authorized to issue 300 million shares of common stock. As of September 30, 2020, and December 31, 2019, the Company had 13,225,387 shares of our common stock issued and 12,840,059 shares outstanding, respectively.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2020

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

On July 31, 2020, the Company entered into a Stock Purchase Agreement (the “July SPA”) with a shareholder.  The July SPA provides for the Company’s purchase of 10,000 shares of the Company’s common stock at $4.00 per share or an aggregate of $40,000. As of September 30, 2020, the Company made $40,000 in payments and no shares have been transferred back.

On August 31, 2020, the Company entered into two Stock Purchase Agreements (the “August SPAs”) with a shareholder.  The August SPAs provide for the Company’s purchase of an aggregate total of 10,000 shares of the Company’s common stock at $4.00 per share or an aggregate of $40,000. As of September 30, 2020, the Company made $40,000 in payments and no shares have been transferred back.

Potentially Dilutive Securities

No options, warrants or other potentially dilutive securities have been issued as of September 30, 2020.

NOTE 8 – RELATED PARTY TRANSACTIONS

On the date of our inception, we issued 2 million shares of our common stock to our three officers and directors which were recorded at no value (offsetting increases and decreases in common stock and additional paid-in capital).

Doc Pharma S.A.

As of September 30, 2020, the Company has a prepaid balance of €2,753,436 ($3,227,853) to Doc Pharma S.A. related to purchases of inventory. Additionally, the Company has a receivable balance of €581,234 and £1,235,346 ($2,277,571). As of December 31, 2019, the Company had a prepaid balance of €2,181,780 ($2,449,484) and an accounts payable balance of €22,576 ($25,346), resulting in a net prepaid balance of €2,158,434 ($2,424,138) to Doc Pharma S.A. related to purchases of inventory. Additionally, the Company had a receivable balance of €546,240 ($613,264).

During the nine months ended September 30, 2020 and 2019, the Company has purchased a total of €3,551,650 ($3,994,896) and €1,976,673 ($2,155,561) of products from Doc Pharma, respectively. During the nine months ended September 30, 2020 and 2019, the Company had revenue of €117,708 ($132,398), £1,230,925 ($1,564,506) and €347,147 ($389,985) from Doc Pharma, respectively.

Doc Pharma S.A is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the wife of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma SA in the past.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2020

Notes Payable – Related Party

A summary of the Company’s related party notes payable during the nine months ended September 30, 2020 and the year ended December 31, 2019 is presented below:

	2020	2019

Beginning Balance	$1,375,532	$1,793,437
Payments	(941,357)	(382,055)
Foreign currency translation	60,770	(35,850)
Ending Balance	$494,945	$1,375,532

Grigorios Siokas

On December 20, 2018, the €1,500,000 ($1,718,400) note payable, originally borrowed pursuant to a Loan Agreement with a third-party lender, dated March 16, 2018, was transferred to Grigorios Siokas. The note bears an interest rate of 4.7% per annum and matured on March 18, 2019. The note is not in default and the Company is in the process of extending the maturity date. As of December 31, 2019, the note had an outstanding principal balance of €1,200,000 ($1,347,240) and accrued interest of €144,207 ($128,447). During the nine months ended September 30, 2020 the Company repaid €800,000 ($937,840). As of September 30, 2020, the Company has an outstanding balance of €400,000 ($468,920) and accrued interest of €153,540 ($179,995).

Grigorios Siokas is the Company’s CEO and principal shareholder.

Dimitrios Goulielmos

On November 21, 2014, the Company entered into an agreement with Dimitrios Goulielmos, as amended on November 4, 2016. Pursuant to the amendment, this loan is non-interest bearing. During the year ended December 31, 2019, the Company repaid €40,300 ($45,245) and a principal balance of €13,200 ($14,820) remained as of December 31, 2019. During the nine months ended September 30, 2020, the Company repaid €3,000 ($3,517) and a principal balance of €10,200 ($11,957) remained as of September 30, 2020.

Dimitrios Goulielmos is a current director and former CEO of the Company.

DOC Pharma

On November 1, 2015, the Company entered into a €12,000 ($12,662) Loan Agreement with Doc Pharma S.A, pursuant to which Doc Pharma S.A., paid existing bills of the Company in the amount of €12,000 ($12,662), excluding the Vendor Bills. The loan bears an interest rate of 2% per annum and was due and payable in full on October 31, 2016. As of December 31, 2019, the Company has an outstanding principal balance of €12,000 ($13,472) and accrued interest expense of $1,100. As of September 30, 2020, the Company has an outstanding principal balance of €12,000 ($14,067) and accrued interest expense of $1,298.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the nine months ended September 30, 2020 the Company recorded a gain of $60,770.

Loans Payable – Related Party

A summary of the Company’s related party loans payable during the nine months ended September 30, 2020, and the year ended December 31, 2019 is presented below:

	2020	2019

Beginning Balance	$1,026,264	$1,775,251
Proceeds	594,836	585,915
Payments	(109,024)	(262,226)
Conversion of debt	-	(1,050,000)
Reclassification of receivable	-	2,547
Foreign currency translation	13,409	(25,223)
Ending Balance	$1,525,485	$1,026,264

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2020

Grigorios Siokas

From time to time Grigorios Siokas loans the Company funds in the form of non-interest bearing, no-term loans. As of December 31, 2019, the Company had an outstanding principal balance under these loans of $1,026,264 consisting of €297,314 ($303,502) and $722,762, in loans payable to Grigorios Siokas. During the nine months ended September 30, 2020, the Company borrowed additional proceeds of €166,200 ($194,836) and $400,000 and repaid €93,000 ($109,024) of these loans. As of September 30, 2020, the Company had an outstanding balance under these loans of $1,525,485.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the nine months ended September 30, 2020 the Company recorded a gain of $13,409.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

NOTE 9 – LINES OF CREDIT

A summary of the Company’s lines of credit as of September 30, 2020 and December 31, 2019 is presented below:

	September 30, 2020	December 31, 2019
National	$2,822,030	$1,940,045
Alpha	1,002,669	810,947
National - COVID	428,740	-
Eurobank	-	-
Total	$4,253,439	$2,750,992

The line of credit with National Bank of Greece is being renewed annually with current interest rates of 6.00%, 4.35% (“COSME 2”) and 4.35% (plus the 6-month Euribor plus any contributions currently in force by law on certain lines of credit), (“COSME 1”). The maximum borrowing allowed for the 6% line of credit was $2,579,060 and $1,684,050 at September 30, 2020 and December 31, 2019, respectively for the 6.00% line of credit.

The maximum borrowing allowed was $1,172,300 and $1,122,700 at September 30, 2020 and December 31, 2019, respectively, for the 4.35% lines of credit. The maximum borrowing allowed was $586,150 and $0 at September 30, 2020 and December 31, 2019, respectively for the 4.35% COSME 1 lines of credit. The outstanding balance was $2,822,030 and $1,940,045 at September 30, 2020 and December 31, 2019, respectively.

The line of credit with Alpha Bank of Greece is renewed annually with a current interest rate of 6.00%. The maximum borrowing allowed was $1,172,300 and $1,122,700 at September 30, 2020 and December 31, 2019, respectively. The outstanding balance was $1,002,669 and $810,947 at September 30, 2020 and December 31, 2019, respectively.

Interest expense for the nine months ended September 30, 2020 and 2019, was $141,979 and $85,394, respectively.

Under the agreements, the Company is required to maintain certain financial ratios and covenants. These lines of credit were assumed in the Company’s acquisition of Cosmofarm. During the nine months ended September 30, 2020 and 2019, the Company was in compliance with these ratios and covenants.

COVID-19 Government Funding

On June 23, 2020, the Company’s subsidiary Cosmofarm M.S. entered into an agreement with the “National Bank of Greece SA” (the “Bank”) to borrow a maximum of €500,000 ($561,850) under a proposed plan which will operate the same as the line of credit above.  The proposed plan has a maturity date of sixty (60) months from the date of the first disbursement, which includes a grace period of nine months. The total amount of the initial proceeds were paid in 3 equal monthly installments. The Company received the first disbursement of €390,790 ($483,243) on July 10, 2020, the second disbursement in the amount of €42,385 ($48,639) was received on July 28, 2020 and the final disbursement of €66,825 ($75,091) on August 11, 2020. The line of credit is interest bearing from the date of receipt and is payable every three (3) months at an interest rate of 2.7%. The outstanding balance was $428,740 and $0 at September 30, 2020 and December 31, 2019, respectively.

Interest expense for the nine months ended September 30, 2020 was $0.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2020

NOTE 10 – CONVERTIBLE DEBT

A summary of the Company’s convertible debt during the nine months ended September 30, 2020 and the year ended December 31, 2019 is presented below:

	2020	2019

Beginning balance notes	1,500,000	365,513
New notes	-	1,500,000
Payments	(413,000)	(365,513)
Subtotal notes	1,087,000	1,500,000
Debt discount at year end	-	(29,509)
Note payable net of discount	1,087,000	1,470,491

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

On March 23, 2020, the Company entered into a Forbearance and Amendment Agreement (the “Agreement”) with an institutional investor (the “Buyer”).

The Agreement provides that the Buyer will (a) forbear (i) from taking any action with respect to the Existing Default and (ii) from issuing any demand for redemption of the Note on the basis of the Existing Default until the earlier of: (1): (September 16, 2020 (or, if earlier, such date when all amounts outstanding under the Note shall be paid in full or converted into shares of Common Stock in accordance therewith) and (2) the time of any breach by the Company of the Agreement or the occurrence of an Event of Default that is not an Existing Default (the “Forbearance Expiration Date”), (b) during the Forbearance Period waive the prepayment premium to any Company Optional Redemption, and (c) during the Forbearance Period, waive the repayment in full of the Note other than the Required Payments (as defined) prior to September 16, 2020. The Scheduled Required Prepayments are $100,000 upon signing the Agreement and five (5) monthly payments thereafter aggregating $200,000 with all amounts outstanding under the Note due on September 16, 2020. In addition, there are mandatory prepayments in the event the Company completes a Subsequent Placement (as defined) or long-term debt (other than from the Buyer or from officers and directors and advisors of the Company) or factoring and purchase order indebtedness, the Company shall effect a Company Optional Redemption amount equal to 50% of the gross proceeds (less reasonable expenses of counsel and any investment bank) together with all Scheduled Required Payments.

On September 23, 2020, the Company entered into a Second Forbearance and Amendment Agreement (the “Agreement”) with an institutional investor (the “Buyer”). The Company entered into a Securities Purchase Agreement (the “SPA”) with the Buyer on May 15, 2019, pursuant to which the Company issued a Convertible Note (the “Note”) in the principal amount of $1,500,000. On March 23, 2020, the Company entered  into a Forbearance and Amendment Agreement. The Note was due to be paid in full on or before September 16, 2020 and was not paid (the “Existing Default”). The Note provides that upon an Event of Default, the Buyer may, among other things, require the Company to redeem all or a portion of the Note at a redemption premium of 120%, multiplied by the product of the conversion rate ($6.00 per share) and the then current market price.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2020

The Agreement provides that the Buyer will (a) forbear (i) from taking any action with respect to the Existing Default and (ii) from issuing any demand for redemption of the Note on the basis of the Existing Default until the earlier of: (1): June 16, 2021 (or, if earlier, such date when all amounts outstanding under the Note shall be paid in full or converted into shares of Common Stock in accordance therewith) and (2) the time of any breach by the Company of the Agreement or the occurrence of an Event of Default that is not an Existing Default (the “Forbearance Expiration Date), (b) during the Forbearance Period (as defined) waive the prepayment premium to any Company Optional Redemption (which will result in  the 120% redemption premium effectively replaced with 100%), and (c) during the Forbearance Period, waive the repayment in full of the Note other than the Required Payments (as defined) prior to June 16, 2021. The Scheduled Required Prepayments are $63,000 upon signing the Agreement and eight (8) monthly payments thereafter aggregating $480,000 with the remaining $607,000 outstanding under the Note due on June 16, 2021. In addition, there are mandatory prepayments in the event the Company completes a Subsequent Placement (as defined) or long-term debt (other than from the Buyer or from officers, directors and 10% or greater shareholders of the Company) or factoring and purchase order indebtedness, the Company shall effect a Company Optional Redemption amount equal to 50% of the gross proceeds (less reasonable expenses of counsel and any investment bank) together with all Scheduled Required Payments.

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

During the nine months ended September 30, 2020, the Company repaid $413,000 such that as of September 30, 2020, the Company had a principal balance $1,087,000 on the May 2019 Note and the Company had accrued $18,700 in interest expense.

Roth Capital Partners, LLC (“Roth”), as the Company’s exclusive placement agent, received a cash commission for this transaction equal to six (6%) percent of the total gross proceeds of the offering. This 6% fee or $90,000 was recorded as debt discount along with the $30,000 in legal fees associated with the May 2019 Note. These fees will be amortized over the term of the note. The Company amortized $90,491 in the year ended December 31, 2019 and the remaining $29,509 was amortized during the nine months ended September 30, 2020.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2020

NOTE 11 – DEBT

A summary of the Company’s third-party debt during the nine months ended September 30, 2020 and the year ended December 31, 2019 is presented below:

September 30, 2020	Loan Facility	Bridge Loans	Trade Facility	Third Party	COVID Loans	Total
Beginning balance	3,078,442	191,287	6,245,400	2,514,595	-	12,029,724
Proceeds	-	-	-	15,510,000	416,295	15,926,295
Payments	(82,061)	(165,995)	-	(5,005,862)	-	(5,253,918)
Debt extinguishment	(29,035)	(25,292)	-	-	-	(54,327)
Foreign currency translation	115,803	-	99,200	645	-	215,648
Ending Balance	3,083,149	-	6,344,600	13,019,378	398,955	22,863,422

December 31, 2019	Loan Facility	Bridge Loans	Trade Facility	Third Party	Total
Beginning balance	$3,078,442	$191,287	$6,291,199	$242,805	$9,803,733
Proceeds	-	-	-	2,500,000	2,500,000
Payments	-	-	-	(227,912)	(227,912)
Foreign currency translation	-	-	(45,799)	(298)	(46,097)
Ending Balance	$3,078,442	$191,287	$6,245,400	$2,514,595	$12,029,724

On November 16, 2015, the Company entered into a Loan Agreement with Panagiotis Drakopoulos, former Director and former Chief Executive Officer, pursuant to which the Company borrowed €40,000 ($42,832) as a note payable from Mr. Drakopoulos. The note bears an interest rate of 6% per annum and was due and payable in full on November 15, 2016. As of December 31, 2019, the Company had an outstanding principal balance of €13,000 ($14,595) and accrued interest of €4,166 ($4,677). During the nine months ended September 30, 2020, the Company repaid €5,000 ($5,862) of this loan. As of September 30, 2020, the Company had an outstanding principal balance of €8,000 ($9,378) and accrued interest of €4,636 ($5,435).

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2020

On March 23, 2017, SkyPharm entered into an Amended and Restated Loan Facility Agreement (the “A&R Loan Facility”), with the Loan Facility which increased the loan amount to an aggregate total of $2,664,960 (€2,216,736) as a result of the lender having advanced $174,000 (€164,898) in September 2016, $100,000 (€94,769) in October 2016, $250,000 (€236,922) in November 2016, $452,471 (€428,800) in December 2016, $155,516 (€129,360) in January 2017, $382,327 (€318,023) in July 2017 and $70,000 (€58,227) in December 2017. The A&R Loan Facility amends and restates certain provisions of the Loan Facility Agreement, dated as of August 4, 2016, by and among the same parties. Advances under the A&R Loan Facility continue to accrue interest at a rate of 10% per annum from the applicable date of each drawdown and require quarterly interest payments. The A&R Facility now permits prepayments at any time. The amounts owed under the A&R Loan Facility were repayable upon the earlier of (i) seventy-five days following the demand of the Lender; or (ii) August 31, 2018. The A&R Loan Facility is secured by a personal guaranty of Grigorios Siokas, which is secured by a pledge of 1,000,000 shares of common stock of the Company owned by Mr. Siokas (the “Pledged Shares”). The A&R Loan Facility was also amended to provide additional affirmative and negative covenants of Sky Pharm and the Guarantor during the term of loans remain outstanding, including, but not limited to, the consent of the Lender in connection with (i) the Company or any of its subsidiaries incurring any additional indebtedness; or (ii) in the event of any increase in the Company’s issued and outstanding shares of Common Stock, the Pledged Shares shall be increased to an amount equal to a minimum of ten percent (10%) of the issued and outstanding shares of the Company. As of December 31, 2019, the outstanding balance under the A&R Loan Facility was $3,078,442 (€2,741,999) and accrued interest expense of $609,607 (€542,983) had been recorded.

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

Bridge Loans

In 2017, the Company entered into loan agreements with Synthesis Peer-To-Peer Income Fund (the “Bridge Loans”) in the amounts of €41,590 ($50,000), €100,000 ($120,220) and €31,388 ($34,745). The Company had accrued interest expense of an aggregate total of €24,608 ($27,627) for both loans and the outstanding balances of these loans was €45,809 ($50,000), €83,333 ($106,542), €31,388 ($34,745), respectively, as of December 31, 2019.

On June 30, 2020, the Company entered into a settlement agreement whereby the Company agreed to make certain payments to the creditor and the creditor will accept such payments as full discharge of the outstanding debt of the Loan Facility and Bridge Loans. In accordance with the settlement agreement, interest will accrue from June 30, 2020 until repayment in full at a rate of 6% per annum for the first year and 5.25% per annum for the second year calculated on the balance outstanding from day to day during such period. Interest is due on the 10th day of each calendar month. If any amount, principal or interest is unpaid on its due date interest shall accrue from the due date until the date of its payment until the date of its payment in full at the rate of 7.25% per annum. The Company will make quarterly payments of €125,000 beginning May 6, 2021 with a final payment of €2,200,000 on May 6, 2022. The Company evaluated the settlement agreement for debt modification in accordance with ASC 470-50 and concluded that the debt qualified for debt extinguishment as the 10% cash flow test was met. As a result, the $3,828,630 of principal and accrued interest was written off and the new debt was recorded at fair value as of June 30, 2020 in the amount of $3,033,990. For the nine months ended September 30, 2020, the Company recorded a gain on extinguishment of debt in the amount of $795,418. As of September 30, 2020, the Company has accrued interest expense of $47,059 and the principal balance of the debt is $3,083,149.

The debt is subject to acceleration in an Event of Default (as defined in the Notes). This agreement is secured by a personal guaranty of Grigorios Siokas, which is secured by a pledge of 1,000,000 shares of common stock of the Company owned by Mr. Siokas, as described above under A&R Loan Facility.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2020

Trade Facility Agreements

On April 10, 2017, Decahedron entered into a Trade Finance Facility Agreement (the “Decahedron Facility”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”). The Decahedron Facility provides the following material terms:

•	The Lender will provide Decahedron a facility of up to €2,750,000 ($3,222,825) secured against Decahedron’s receivables from the sale of branded and generic pharmaceutical sales.

•	The total facility will be calculated as 95% of the agreed upon value of Decahedron’s receivables.

•	The term of the Decahedron Facility will be for 12 months.

•	The obligations of Decahedron are guaranteed by the Company pursuant to a Cross Guarantee and Indemnity Agreement.

•	The Lender has the right to make payments directly to Decahedron’s suppliers.

•	The following fees should be paid in connection with the Decahedron Facility:

	o	2% of the maximum principal amount as an origination fee.

	o	A one percent (1%) monthly fee.

The current draw on the Decahedron Facility is $0.

On May 12, 2017, SkyPharm entered into a Trade Finance Facility Agreement (the “SkyPharm Facility”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”). The SkyPharm Facility provides the following material terms:

•

The Lender will provide SkyPharm a facility of up to €2,000,000 ($2,344,600) secured against SkyPharm’s receivables from the sale of branded and generic pharmaceutical sales. In the event that accounts receivable become uncollectible, the Company will be obligated to pay back the notes in full.

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

On May 12, 2018, the Company borrowed an additional €270,000 ($247,117) in funds.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2020

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

As of December 31, 2019, the Company had a principal balance of €2,000,000 ($2,245,400) and $4,000,000 under the TFF and the Company had accrued $10,000 and $12,661, respectively in interest expense related to this agreement. As of September 30, 2020, the Company had principal balances of €2,000,000 ($2,344,600) and $4,000,000 under the TFF and the Company had accrued $11,819 and $1,563 respectively, in interest expense related to this agreement.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2020

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

As discussed in Note 4, the Company attributed no value to the shares received in Marathon pursuant to (a) above. In relation to the CAD $2 million cash received noted in (b) above, the Company accounted for its obligation to issue a variable number of the Company’s Common Shares as Share-settled debt obligation in accordance with ASC 480 measured at fair value or the settlement amount of $1,554,590 (CAD $2 million). If settlement were to occur on December 31, 2019, the Company would be required to issue 444,876 common shares to settle its debt obligation. The Company could be obligated to potentially issue an unlimited number of common shares to settle its Share-settled debt obligation. If such events were to occur, the Company would be required to increase its authorized share capital and since increasing the authorized share capital is within the control of the Company, as our CEO controls greater than 50% of the outstanding common stock of the Company, the original classification of equity-classified financial instruments issued by the Company were not affected.

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

The Notes are subject to acceleration in an Event of Default (as defined in the Notes). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the Notes. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2019, the Company had a principal balance $250,000 and $250,000 on these notes and the Company had accrued $9,452 and $28,098, respectively, in interest expense. As of September 30, 2020, the Company had a principal balance $250,000 and $250,000 on these notes and the Company had accrued $37,910 and $56,248 respectively, in interest expense.

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

The Note is subject to acceleration in an Event of Default (as defined in the Note). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2019, the Company had a principal balance $250,000 on this Note and the Company had accrued $27,431 in interest expense. As of September 30, 2020, the Company had a principal balance $250,000 on this Note and the Company had accrued $55,581 in interest expense.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2020

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

As of September 30, 2020, the Company had a principal balance $750,000 on this note and the Company had accrued $134,079 in interest expense.

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

The August Note is subject to acceleration in an Event of Default. Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the August Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2019, the Company had a principal balance $500,000 on this note and the Company had accrued $31,438 in interest expense. As of September 30, 2020, the Company had a principal balance $500,000 on this note and the Company had accrued $87,739 in interest expense.

October 23, 2019 Senior Promissory Note

On October 23, 2019, the Company executed a Senior Promissory Note (the “October Note”) in the principal amount of $250,000 payable to an unaffiliated third-party lender who had previously loaned the Company $2,000,000. The October Note bears interest at the rate of fifteen (15%) percent per annum, paid quarterly in arrears. The October Note originally matured on October 23, 2020, unless prepaid or in default. As of October 23, 2020, the Company entered into an allonge with the lender pursuant to which the new maturity date for the note is now October 23, 2021 and the Company may prepay the October Note at any time without penalty

The October Note is subject to acceleration in an Event of Default. Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the October Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2019, the Company had a principal balance $250,000 on this note and the Company had accrued $7,705 in interest expense. As of September 30, 2020, the Company had a principal balance $250,000 on this note and the Company had accrued $35,855 in interest expense.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2020

The December Note is subject to acceleration in an Event of Default. Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the December Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2019, the Company had a principal balance $250,000 on this note and the Company had accrued $890 in interest expense. As of September 30, 2020, the Company had a principal balance $250,000 on this note and the Company had accrued $16,541 in interest expense.

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

The January Note is subject to acceleration in an Event of Default (as defined). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the January Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of September 30, 2020, the Company had a principal balance of $250,000 on this note and the Company had accrued $13,047 in interest expense.

February 25, 2020 Senior Promissory Note

On February 25, 2020, the Company executed a Senior Promissory Note (the “February Note”) in the principal amount of $1,000,000 payable to an unaffiliated third-party lender. The February Note bears interest at the rate of eighteen (18%) percent per annum, paid quarterly in arrears. The February Note matured on April 30, 2020 unless in default.

The February Note is subject to acceleration in an Event of Default (as defined). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the February Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. In July 2020, the Company used a portion of the proceeds from the July 3, 2020 senior promissory note to repay the principal of the February Note.  The Company also repaid all accrued interest related to the February Note.

February and March 2020 Notes

On February 27, 2020 and March 23,2020, the Company executed two Senior Promissory Notes (the “Quarter-1 Notes”) in the principal amounts of $25,000 and $35,000, respectively, payable to an unaffiliated third-party lender. The Quarter-1 Notes originally bore interest at the rate of five (5%) percent per annum, paid quarterly in arrear and mature on December 31, 2020 unless in default. On June 1, 2020 the Company entered into an allonge pursuant to which the interest rate was changed to 10% per annum and the Company may now prepay the Quarter-1 Notes at any time without penalty.

The Quarter-1 Notes are subject to acceleration in an Event of Default (as defined). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the Quarter-1 Notes. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of September 30, 2020, the Company had a principal balance of $25,000 and $35,000, respectively, on these notes and the Company had accrued an aggregate of $2,665 in interest expense.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2020

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

The April Note is subject to acceleration in an Event of Default (as defined). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the April Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of September 30, 2020, the Company had a principal balance of $200,000 on this note and the Company had accrued $2,339 in interest expense.

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

The May 5 Note is subject to acceleration in an Event of Default (as defined). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the May 5 Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. In July 2020, the Company used a portion of the proceeds from the July 3, 2020 senior promissory note to repay the principal of the May 5 Note. The Company also repaid the accrued interest related to this note.

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

The May 8 Note is subject to acceleration in an Event of Default (as defined). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the May 8 Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. In July 2020, the Company used a portion of the proceeds from the July 3, 2020 senior promissory note to repay the principal of the May 8 Note. The Company also repaid the accrued interest related to this note.

May 18, 2020 and July 3, 2020 Senior Promissory Notes

May 18, 2020 Senior Promissory Note

On May 18, 2020, the Company executed a Senior Promissory Note (the “May 18 Note”) in the principal amount of $2,000,000 payable to an unaffiliated third-party lender. The May 18 Note bears interest at the rate of eighteen (18%) percent per annum, paid quarterly in arrears. The May 18 Note matures on December 31, 2020 unless in default.

The May 18 Note is subject to acceleration in an Event of Default (as defined). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the May 18 Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of September 30, 2020, the Company had a principal balance of $2,000,000 on this note.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2020

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

The Company used the proceeds from the July 3 Note to repay the principal outstanding on the May 5 Note ($2,000,000), the May 8 Note ($2,000,000), and the February Note ($1,000,000). As of September 30, 2020, the Company had a principal balance of $5,000,000 on this note

As of September 30, 2020, the Company has accrued an aggregate total of $41,672 in interest expense related to these loans.

August 4, 2020 Senior Promissory Note

On August 4, 2020, the Company executed a Senior Promissory Note (the “August 4 Note”) in the principal amount of $3,000,000 payable to an unaffiliated third-party lender. The August 4 Note bears interest at the rate of eighteen (18%) percent per annum, paid quarterly in arrears. The August 4 Note matures on December 31, 2020 unless in default.

The August 4 Note is subject to acceleration in an Event of Default (as defined). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the August 4 Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of September 30, 2020, the Company had a principal balance of $3,000,000 on this note and prepaid interest of $37,352.

COVID-19 Government Loans

On May 12, 2020 , the Company was granted and on May 22, 2020 the Company received a €300,000 ($337,110) loan from the Greek government. The loan will be repaid in 40 equal monthly instalments beginning on January 1, 2022 and bears an interest rate of 0.94% per annum. As a condition to the loan, the company is required to retain the same number of employees until October 31, 2020.

On June 24, 2020 the Company received a loan £50,000 ($61,845) from the Greek government. The loan has a six-year maturity and bears interest at a rate of 2.5% per annum beginning 12-months after the initial disbursement. The Company may prepay this loan without penalty at any time.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2020

The Company’s weighted-average remaining lease term relating to its operating leases is 7.3 years, with a weighted-average discount rate of 6.74%.

The Company incurred lease expense for its operating leases of $148,218 and $195,564 which was included in “General and administrative expenses,” for the nine months ended September 30, 2020 and 2019, respectively.

The Company had operating cash flows used in operating leases of $148,218 for the nine months ended September 30, 2020.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of September 30, 2020.

Maturity of Lease Liability
Remainder of 2020	$25,060
2021	85,041
2022	56,270
2023	56,270
2024	56,270
Thereafter	210,982
Total undiscounted operating lease payments	$489,894
Less: Imputed interest	104,332
Present value of operating lease liabilities	$385,562

The Company’s weighted-average remaining lease term relating to its finance leases is 2.21 years, with a weighted-average discount rate of 6.74%.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s finance leases as of September 30, 2020.

Maturity of Lease Liability
Remainder of 2020	$22,789
2021	82,746
2022	57,954
2023	45,664
2024	32,675
Thereafter	8,072
Total undiscounted finance lease payments	$249,900
Less: Imputed interest	27,922
Present value of finance lease liabilities	$221,978

The Company had operating cash flows used in finances leases of $9,197 for the nine months ended September 30, 2020. The Company had financing cash flows used in finances leases of $57,316 for the nine months ended September 30, 2020.

The Company incurred interest expense on its finance leases of $9,197 which was included in “Interest expense,” for the nine months ended September 30, 2020. The Company incurred amortization expense on its finance leases of $90,550 which was included in “Depreciation and amortization expense,” for the nine months ended September 30, 2020.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2020

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of September 30, 2020, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

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

September 30, 2020

Advisory Agreement

On April 18, 2018, SkyPharm S.A. entered into a ten-year Advisory Agreement with Synthesis Management Limited (the “Advisor”). The Advisor was retained to assist SkyPharm to secure corporate finance capital. The Advisor shall be paid €104,000 per year during the ten-year term.

NOTE 14 – STOCK OPTIONS AND WARRANTS

As of September 30, 2020, there were 74,000 options outstanding and 74,000 options exercisable with expiration dates commencing October 2020 and continuing through January 2022.

A summary of the Company’s option activity during the nine months ended September 30, 2020 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2019	74,000	$1.32	2.47	$198,000
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, September 30, 2020	74,000	$1.32	0.71	$162,480

Exercisable, September 30, 2020	74,000	$1.32	0.71	$162,480

As of September 30, 2020, there were 1,164,673 warrants outstanding and 1,164,673 warrants exercisable with expiration dates from May 2023 through March 2024.

A summary of the Company’s warrant activity during the nine months ended September 30, 2020 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2019	1,164,673	$6.41	5.01	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, September 30, 2020	1,164,673	$6.41	3.26	$-

Exercisable, September 30, 2020	1,164,673	$6.41	3.26	$-

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

September 30, 2020

The Company disaggregates revenue by country to depict the nature and economic characteristics affecting revenue. The following table presents our revenue disaggregated by country for the nine months ended:

Country	September 30, 2020	September 30, 2019
Croatia	$8,796	$5,338
Cyprus	5,343	-
Denmark	229,929	89,580
France	1,113	142,919
Georgia		5,320
Germany	948,282	5,350,465
Greece	36,062,729	17,688,527
Hungary	36,881	261,092
Indonesia	-	7,197
Iraq	-	2,134
Ireland	35,833	376,380
Italy	27,265	157,398
Jordan	19,710	20,216
Libya	42,844	-
Netherlands	156,392	763,889
Poland	28,941	270,306
Turkey	-	24,434
UK	1,501,261	2,717,952
Total	$39,105,318	$27,833,147

NOTE 16 – SUBSEQUENT EVENTS

On October 5, 2020, Grigorios Siokas, Chief Executive Officer of the Company entered into a 12-month advisory agreement with PGS Ventures B.V. (the “Advisor”) to provide advisory and consulting services to Mr. Siokas and assist with strategic analysis of the Company’s business objectives for the North American capital markets. Mr. Siokas will pay the Advisor $8,000 per month payable in shares of common stock until such time as the Company completes a listing on the NEO Exchange in Canada. Thereafter, the monthly fee shall be $10,000, payable $5,000 in cash by the Company and $5,000 in stock and other considerations by Mr. Siokas

Additionally, Peter Goldstein, the Director and principal of the Advisor, was appointed Executive Director to the Company’s Board of Directors effective October 15,2020. Peter Goldstein’s compensation is described above under the advisory agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Available Information

The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31,2019 (“Form 10-K”) and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

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

We intend such forward-looking statements to be covered by the above stated safe-harbor provisions for forward-looking statements and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

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

Overview

Summary

Cosmos Holdings, Inc. was formed as a Nevada incorporation on July 07, 2009, under the name of Prime Estates & Developments Inc. Effective September 27, 2013, we acquired 100% ownership of Amplerissimo Ltd., a private company whose principal activities included providing consulting services to various industries. On November 14, 2013, we changed our name to Cosmos Holdings, Inc. and changed our focus and business strategy to the healthcare and pharmaceutical industry. The Company, through Amplerissimo Ltd, formed SkyPharm S.A. on August 01, 2014, a Greek Corporation which focuses on pharmaceutical products and is engaged in the trading of branded and generic pharmaceutical products and medicines across the European Union member states. On February 10, 2017, we acquired 100% ownership of Decahedron Ltd., a United Kingdom company whose principal activity is the same as the business of SkyPharm S.A. In addition, on December 19, 2018, the Company acquired 100% ownership of Cosmofarm Ltd, a Greek company which is a pharmaceutical wholesaler and networks with over 1,500 pharmacies.

Business Segments

The Company operates in the import/export and wholesale distribution of branded pharmaceutical products, generic pharmaceuticals, over the counter (OTC) products and a variety of nutraceuticals, including its own branded label.

Wholesale Import/Export

We conduct wholesale import and export of branded pharmaceutical products throughout Europe by our subsidiaries, SkyPharm S.A. and Decahedron Ltd. We source licensed pharmaceuticals from wholesalers at a lower cost, primarily in Greece and the U.K. and sell to other European wholesalers.

Full-line Wholesale

We conduct direct distribution and sales of pharmaceuticals, medical devices, generic pharmaceuticals and OTC products through our subsidiary, Cosmofarm S.A. Our distribution network exceeds over 1,500 pharmacies in Greece. We have created an upgraded and high-end distribution center in Greece due to our Robotic systems and integrated automations (ROWA robotics).

Nutraceutical

We have created and developed our own proprietary branded nutraceutical products, named “Sky Premium Life” which was launched in 2018. Our portfolio includes at least 67 product codes including vitamins, minerals and other herbal extracts. We expect to reach the number of 71 product codes by the end of 2020. Our Nutraceutical products are manufactured exclusively by Doc Pharma S.A., a related party of the Company.

We focus on nutraceutical products because we foresee it as a relatively under-penetrated market throughout Europe with potential of high growth opportunities due to its large market size and margin contribution as the demand for nutraceutical products is increasing globally.

Generics

We are engaged in the distribution and sale of generic pharmaceutical products throughout Europe. Through our related company, Doc Pharma, we have the distribution rights to over 47 generic licenses of fast-moving product codes.

Regulations and Licenses

Our subsidiaries’ licenses help us establish and enhance our market share. Our subsidiary, SkyPharm, was granted the license for the wholesale of pharmaceutical products for human use on July 2015 pursuant to the EU directive of (2013/C 343/01). It fulfills the Guidelines of the Good Distribution Practices of medical products for human use. Our subsidiary, Decahedron, was granted the license for the wholesale of medicinal products for human use in December 2016 pursuant to the regulation of 18 of The Human Medicines Regulations 2012 (SI 2012/1916). It fulfills the guidelines of the Wholesale Distribution Authorisation (Human). Finally, our subsidiary, Cosmofarm S.A., was granted the license for the wholesale of pharmaceutical products for human use on February 2019 pursuant to the EU directive of (2013/C 343/01). It fulfils the Guidelines of the Good Distribution Practices of medical products for human use. All licenses were granted based on inspections and are valid unless current inspections occur which will revise their status.

The Company uses a differentiated operating model based on a lean, nimble and decentralized structure, an emphasis on low risk license acquisition, as well as research & development and our ability to be better owners of pharmaceutical assets than others. This operating model and the execution of our Corporate Strategy are enabling the Company to achieve sustainable growth and create shareholder value.

We are currently focusing our existing operations on expanding the business of our subsidiaries. Our operating model and the execution of our corporate strategy are designed to enable the Company to achieve sustainable growth and create shareholder value.

Risks

Supply chain disruption is a growing concern for the European pharmaceutical industry as it increasingly looks to cut costs by relying on ’emerging markets’, where standards can be lower in terms of compliance, ethics and health and safety.

Hikes in the price of medicine and their impact on the sustainability of the healthcare systems are garnering more and more attention. European regulators are willing to play their part in safeguarding continued access to safe and effective medicines. Regulators can speed up the approval of generics and biosimilars to boost competition and drive down prices.

Cuts in healthcare spending keep occurring since the financial crises of the late of 2000s. Europe’s slow recovery has been uneven, with austerity and economic uncertainty, especially in the EU’s poorer member states, such as Greece.

The Effects of COVID-19 on Our 2020 Operations

The World Health Organization (WHO) declared the coronavirus outbreak a pandemic on March 11, 2020. Since the outbreak in China in December 2019, COVID-19 has expanded its impact to Europe, where all of our operations reside as well as our employees, suppliers and customers. To date, our operations have been adversely affected by the following Covid-19 risks:

Adverse Risks

•	Drug shortages due to ban of exports
•	Problems/restrictions in supply chain
•	Logistics delays (5-7 days)
•	National or EU long lasting recession

Management’s Expectations Regarding Covid-19

Management believes that there could be a positive long-term outcome from Covid-19, which could result in an increase in sales of OTC branded products, nutraceuticals, antibacterial products, gloves, oximeters, thermometers and medical masks. However, there is no guarantee of such results. As part of the positive expectations, Management has made an exclusive agreement in order to provide Covid-19 detection kits within Greece, Cyprus, United Kingdom and Germany, therefore an increase on sales of such equipment is expected. Management has also obtained exclusive distribution rights for delivery of the Copper mask across Greece and Cyprus. The Copper mask can destroy bacteria and viruses and has high splash protection – Type IIR. We will increase R&D as we are aiming to innovate and create new products in order to help combat against Covid-19. We have adapted our strategy in response to Covid-19 and will continue to do so, since we are expecting the impact of Covid-19 to continue for the next 18-24 months.

The governments of Greece and United Kingdom create incentives to assist companies financially for liquidity purposes by financing, VAT relief in medical equipment and postponing tax payments. Therefore, the Company received funds of $398,955 during this quarter and is expected to receive another $561,850 during the fourth quarter. There was also tax postponement of $67,141 transferred from May to September 2020.

What Effect Will Covid-19 Have on the Company’s Disclosure Controls

Management does not believe COVID-19 will have a significant effect on our disclosure controls as there have been no changes to date. Our operations have continued at a normal pace, at least 90% of our staff continue to work on site and those staff who are working remotely have no impact on our disclosure controls.

Results of Operations

Three- and Nine-Months Period Ended September 30, 2020 and 2019

Revenue

The revenue of the Company was $14,352,098 and $9,685,850 (an increase of 48.18%) for the three months ended September 30, 2020 and 2019, respectively, $39,105,318 and $27,883,147 (an increase of 40.25%) for the nine months ended September 30, 2020 and 2019, respectively. This increase is mainly due to the organic growth attributed to our subsidiary, Cosmofarm, which continued the expansion and sales programs. In addition, there was an increased demand during this quarter for medical equipment due to Covid-19, food supplements and our own brand of nutraceuticals; “Sky Premium Life”.

The Company had a net income of $757,866 on revenue of $14,352,098 versus a net loss of $1,633,349 on revenue of $9,685,850 for the three months ended September 30, 2020 and 2019, respectively. Also, the Company had a net income of $1,651,867 on revenue of $39,105,318 versus a net loss of $3,390,555 on revenue of $27,883,147 for the nine months ended September 30, 2020 and 2019, respectively.

Cost of Goods Sold

The Company had costs of goods sold of $11,954,788 versus $8,886,084 for the three months ended September 30, 2020 and 2019, respectively. In addition, the Company had costs of goods sold of $33,166,706 versus $25,988,226 for the nine months ended September 30, 2020 and 2019, respectively. The increase of cost of goods sold is due to the increase of revenue, however cost of goods sold has not increased proportionally with the revenue because the “Sky Premium Life” products result in higher margins. Additionally, the purchases for medical equipment (i.e. masks, gloves, oximeters etc.) have a lower cost which results in the Company having a higher mark up.

Our future revenue growth will continue to be affected by various factors such as industry growth trends, including drug utilization, the introduction of new innovative brand therapies, the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers and the rate of conversion from brand products to those generic drugs, price increases and price deflation, general economic conditions, including the effects of the coronavirus in the member states of European Union, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third party reimbursement rates to our customers, and changes in government rules and regulations.

Gross Profit

The Company had gross profit of $2,397,310 versus $799,766 (a 199.75% increase) for the three months ended September 30, 2020 and 2019, respectively. Also, the Company had gross profit of $5,938,612 versus $1,894,921 (a 213.40% increase) for the nine months ended September 30, 2020 and 2019, respectively. The increase in gross profit is due to the increase in demand for “Sky Premium Life” products, as well as, for medical devices which result in higher margins.

Operating Expenses

The Company had general and administrative costs of $1,017,686 and $808,138, sales and marketing expenses of $211,874 and $15,342 and depreciation and amortization expense of $87,747 and $92,848 for a net operating gain of $1,080,003 and loss of $116,562 (1,026.55% decrease) for the three months ended September 30, 2020 and 2019 respectively. In addition, the Company had general and administrative costs of $2,702,259 and $2,444,351, sales and marketing costs of $645,930 and $26,632 and depreciation and amortization expense of $298,543 and $240,130 for a net operating gain of $2,291,880 and loss of $816,192 (380.80% decrease) for the nine months ended September 30, 2020 and 2019 respectively. The increase in expenses is mainly due to an increase on advertisement and payroll expenses.

Other Income (Expense)

The Company’s other income/expense was primarily comprised of interest expense related to notes payable and convertible notes payable $789,360 versus $366,611, non-cash interest expense related to the amortization of debt discount of $0 versus $19,498, a loss on equity investments of $46,883 versus $660,893 predominantly related to the Marathon/ICC (f/k/a KBB) cannabis transaction, a gain on extinguishment of debt of $16,194 versus $0 and a foreign currency gain of $427,289 versus a loss of $375,947 for the three months ended September 30, 2020 and 2019 respectively. Also, The Company’s other income/expense was primarily comprised of interest expense related to notes payable and convertible notes payable $1,853,216 versus $955,593, non-cash interest expense related to the amortization of debt discount of $29,509 versus $284,008, a loss on equity investments of $36,637 versus $1,103,035 predominantly related to the Marathon/ICC (f/k/a KBB) cannabis  transaction, a gain on extinguishment of debt of $795,418 versus $0 due to debt extinguishment with Synthesis loan Peer-to-Peer and a foreign currency gain of $394,983 versus a loss of $457,362 for the nine months ended September 30, 2020 and 2019, respectively.

Unrealized Foreign Currency losses

The Company had an unrealized foreign currency gain of $79,882 versus $89,563 and a net comprehensive income of $837,748 versus loss of $1,543,786 for the three months ended September 30, 2020 and 2019, respectively. Also, the Company had an unrealized foreign currency gain of $118,960 versus $118,625 and a net comprehensive income of $1,770,827 versus a loss of $3,271,930 for the nine months ended September 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

At September 30, 2020, the Company had a working capital deficit of $5,332,248 compared to $7,062,520 as of December 31, 2019.

The Company had cash of $1,081,631 versus $38,537 as of September 30, 2020 and December 2019, respectively. The Company had net cash used in operating activities of $10,342,115 and $3,572,812 for the nine months ended September 30, 2020 and 2019, respectively. The Company has devoted substantially all of its cash resources to expand through organic business growth and, where appropriate, through the execution of selective company and license acquisitions, and has incurred significant general and administrative expenses in order to enable the financing and growth of its business and operations.

The Company had net cash used in investing activities of $113,845 and $616,716 during the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 this was due to the purchase of fixed assets. For the nine months ended September 30, 2020, this was due to proceeds from the sale of investments offset by the purchase of fixed assets.

The Company had net cash provided by financing activities of $10,984,011 versus $3,465,905 during the nine months ended September 30, 2020 and 2019, respectively.

For the quarter ended September 30, 2020, the Company borrowed total net proceeds of $5,000,000 and $3,000,000 from two unaffiliated third-party lenders. The notes bear interest at a rate of 18% per annum, paid quarterly in arrears. In addition, there were proceeds from lines of credit of $14,588,466 and payments of lines of credit of $13,270,971, for a net increase of the line of credit of $1,317,495.

We anticipate using cash in our bank account as of September 30, 2020, cash generated from the operations of the Company and its operating subsidiaries and from debt or equity financing, or from a loan from management, to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we may lose the qualification for quotation and our securities would no longer trade on the over the counter markets. Further, as a consequence we would fail to satisfy our reporting obligations with the Securities and Exchange Commission (“SEC”), and investors would then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

Plan of Operation in the Next Twelve Months

The pharmaceutical industry is a dynamic industry full of challenges. The fast-changing environment requires our company to have effective strategic planning and monitoring in order to be responsive and adaptable to such challenges.

Our multi-targeted approach is trying to mitigate obstacles by setting out an objective evaluation of the organization’s goals. We set achievable future targets based on past performance, segments and drivers. In addition, we plan and model different scenarios and assess the impact of later strategic decisions on the business in both short and long term.

Our focus for the next twelve months is intended to be as follows:

Organic Growth

We are planning to develop and expand our business organically by securing new clients, as well as, expanding the amount of business we do with our existing clients. Our resources, industry knowledge, skills, equipment and long-term relationships with clients provide us the opportunity to focus on the increase of our distribution channels. In addition, our organic growth will be driven by distributing more profitable pharmaceutical products, OTC medicines, and nutraceuticals. We are committed to capitalizing on sales growth opportunities by expanding our customer pipeline across the European market, as well as entering markets outside the European Union.

We also intend to acquire additional companies that are operating in the pharmaceutical industry which would add value to our Company and its shareholders giving us the opportunity to penetrate into new markets and products.

Nutraceutical Products

The Company intends to expand and enhance the sales of its own branded nutraceutical products, “Sky Premium Life”, through digital channels across Europe. Also, the plan for the next twelve months is to penetrate into the UK market and utilize the current distribution channel of its UK subsidiary, Decahedron. The existing portfolio of own braded nutraceutical products reach the number of 67 SGUs as of today and the Company plans to increase it to 150 SGUs within the next twelve months.

Generics

We intend to expand our business within the generic pharmaceutical products market and obtain more exclusive distribution rights in Europe. These industries are highly competitive and may significantly affect the Company’s sales of these products, including, but not limited to, price and cost-effectiveness, marketing effectiveness, product labeling, quality control and quality assurance. Through our related party, Doc Pharma which is the owner of 47 plus generic licenses of fast-moving product codes we will use innovative products distribution.

B2B/B2C Platforms

We intend to develop platforms for Business-to-Business and Business-to-Customers transactions. We expect our relationships with our customers and suppliers to be redefined, our supply chain management to be improved and our customers loyalty to be increased, as a result, improved sales. We hope the platforms will lead to lower costs and errors avoidance through the automated process.

Robotic Automation Systems

The Company intends to enhance its equipment by purchasing one more robotic system which will essentially result in cost savings, time efficiency, errors avoidance and effectiveness. This is expected to lead us to increased productivity, improved safety and make our subsidiary, Cosmofarm S.A., one of the leaders in pharmaceutical products distribution.

New Listing

Finally, our goals include to list our Company’s securities on both the NEO Exchange and OTCQX within the next twelve months which will require higher levels of corporate governance and should provide greater liquidity and greater visibility and access to capital.

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

Off Balance Sheet Arrangements

As of September 30, 2020, there were no off-balance sheet arrangements.

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

Revenue Recognition: The Company adopted Topic 606 Revenue from Contracts with Customers on January 1, 2018. As a result, it has changed its accounting policy for revenue recognition as detailed above.

Foreign Currency. Assets and liabilities of all foreign operations are translated at year-end rates of exchange, and the statements of operations are translated at the average rates of exchange for the year. Gains or losses resulting from translating foreign currency financial statements are accumulated in a separate component of stockholders’ equity until the entity is sold or substantially liquidated. Gains or losses from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency) are included in net (loss) earnings.

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

The Company is liable for income taxes in Greece and the United Kingdom of England. The corporate income tax rate is 24% in Greece (tax losses are carried forward for five years effective January 1, 2013) and 19% in United Kingdom of England. Losses may also be subject to limitation under certain rules regarding change of ownership

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective. Management is committed to remediate the material weaknesses identified in the Form 10-K, which include a lack of segregation of duties, lack of internal controls structure review, effectiveness of systems and documentation of internal policies. As part of this commitment, Management is in the process of developing such procedures to ensure the effectiveness of internal controls and procedures for financial reporting and is expecting to complete the process in the near future. The Company will evaluate the controls and procedures on a quarterly basis and judge what weaknesses to be remediated based on materiality and circumstances. Finally, the Management believes that the above weaknesses set forth above do not have a material effect on the Company’s financial results reported herein.

Changes in Internal Controls Over Financial Reporting

The Company has decided to increase its personnel resources and technical expertise in order to eliminate the material weaknesses which have been identified so far. The Company has hired an Internal Auditor in order to remediate and strengthen existing procedures, as well as to define and develop new policies and controls in order to improve the accuracy of the disclosures. The Internal Auditor will prepare the implementation of SOX (Sarbanes-Oxley) controls as well as strengthen the understanding of internal procedures for helping to avoid accounting errors and fraudulent practices. Lastly, the Company has hired an IT professional in order to support the IT department regarding our software’s enhancement, creation of additional reports and creation of stricter safeguards to users’ access and authorization.

We are aiming to develop three types of controls: detective, preventive and corrective which will be part over the financial reporting in the near future. As part of the remediation plan, we have already focused on the below;

1. We have now set procedures of evaluation, approval and verification of our financial reporting.

2. We have improved our supporting documentation for our transactions, increased the account balances reconciliations conducted on a quarterly basis (i.e. Intercompany and Related party transactions). We have set new controls related to initiation and processing of routine (i.e. payroll) and non-routine (i.e. support for estimates) transactions.

3. We have increased the controls on the Information Management Systems with regards to its implementation, efficiency, security, back up and data recovery.

4. We have appointed new members on board in order to advise and help us to ensure the completeness, integrity, reliability and accuracy of our systems, controls and procedures. Our Management is proceeding to the appointment of Nominating, Corporate Governance and Audit Committees, where the last will focus on the adequacy and effectiveness of the internal controls, the fullness and accuracy of the organization’s financial statements, the adequacy and effectiveness of the Company’s controls and procedures, as well as, the internal audit procedures.

5. We have created an internal control structure where our Management has decided the key areas based on materiality, volume transactions and complexity. We will prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

6. We have established and reviewed our code of ethical conduct and created controls in order to monitor and review the compliance of it by the management and the Company’s personnel.

7. We have assigned more distinctive roles with certain responsibilities to our employees and Management, as well as, specific rights and authority delegation in order to reduce the risk of error, misuse or fraud. Therefore, no one individual now controls all key aspects of a transaction i.e. authorization, processing and recording, reviewing and handling any assets related to the transactions.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. Previously reported on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description

10.1	Form of August 4, 2020 Senior Promissory Note in the amount of $3,000,000 with Personal Guaranty of Grigorios Siokas

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

Cosmos Holdings Inc.

Date: November 13, 2020	By:	/s/ Grigorios Siokas
Grigorios Siokas
Chief Executive Officer
(Principal Executive Officer,
Acting Principal Financial Officer and
Acting Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Form of August 4, 2020 Senior Promissory Note in the amount of $3,000,000 with Personal Guaranty of Grigorios Siokas

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

