Form 10-K
period 2020-12-31
Cosmos Holdings Inc.
filed 2021-04-15
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to __________

Commission file number: 000-54436

COSMOS HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	27-0611758
(State or other jurisdiction of Company or organization)	(I.R.S. Employer Identification No.)

141 West Jackson Blvd, Suite 4236, Chicago, IL.	60604
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (312) 536-3102

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	not applicable

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $12,946,815 as of June 30, 2020.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 16,066,962 as of April 15, 2021.

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

PART I

Item 1. Business

Company Overview

Cosmos Holdings Inc. (“us”, “we”, or the “Company”) is a multinational pharmaceutical company. The Company imports, exports and distributes pharmaceutical products of brand-name and generic pharmaceuticals, over-the-counter (OTC) medicines, and a variety of dietary and vitamin supplements through its established network. Currently, the Company operates its business through its three wholly-owned subsidiaries: (i) SkyPharm, headquartered in Thessaloniki, Greece; (ii) Decahedron Ltd., head-quartered in Harlow, United Kingdom; and (iii) Cosmofarm, headquartered in Athens, Greece. Cosmofarm was acquired in 2018 and we expect this expansion has  increased our sales and profit margins as we vertically integrate our business model. The Company also has an extensive and established distribution direct and indirect network within the European Union (EU).

The Company’s cross-border pharmaceutical business serves wholesale pharmaceutical distributors and independent retail pharmacies across the EU through a network of three strategic distribution centers, as well as an additional warehousing facility. Pharmaceutical manufacturers generally implement variable pricing strategies within the EU market. Identifying and evaluating price spreads between EU member states enables the Company to source brand-name pharmaceuticals from countries where ex-factory prices are comparatively low and export to countries where the same products are priced higher. The Company focuses on leveraging its growing purchasing scale and supplier relationships to secure discounts and provide pharmaceuticals at reduced prices and on continuing to drive organic growth at attractive margins for its cross-border pharmaceutical wholesale business.

The Company’s focus is primarily on branded pharmaceutical and some generic pharmaceuticals. The Company has also begun to expand into the nutraceutical segment and has already launched its own line of vitamins and food supplement products. Through the sale of pharmaceutical products, the Company has created a wide network of pharmaceutical wholesalers and pharmacies that we believe we can utilize to promote and sell our proprietary nutraceutical brand. There is growing demand for various food supplements. We serve this demand by offering quality products to our existing network of wholesalers and pharmacies. Pharmacies are still the key channels for distribution and sales of food supplements in the European market.

The Company regularly evaluates and undertakes strategic initiatives to expand its distribution reach, improve its profit margins, and strengthen its competitive position. In 2018, the Company entered the vitamins and dietary supplements segment and in the fourth quarter of 2018, the Company posted the first sales of its own brand of nutraceuticals: Sky Premium Life. Through the December 2018 acquisition of Cosmofarm, the Company entered the full-line pharmaceutical wholesale distribution segment. Cosmofarm now serves approximately 1500 independent retail pharmacies and 40 pharmaceutical wholesalers in the greater Athens, Greece region by providing brand-name and generic pharmaceuticals, over-the-counter medicines, vitamins, and dietary supplements.

Concerning our vitamins and food supplement division, we have expanded our business in developing our own brand of vitamins and food supplements. The brand name of our product line is Sky Life Premium. We have a contract with Doc Pharma S.A. to develop and manufacture the products according to our specifications. Doc Pharma S.A is considered a related party to the Company due to the fact that the Chief Executive Officer (“CEO”) of Doc Pharma is the wife of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma SA in the past. Sales of our own brand of nutraceuticals began in the fourth quarter of 2018. Our current business has provided us with access to wholesalers both from the sourcing and the sales division of our wholesale business. We sell our products to vendors that supply us with pharmaceutical products as well as to our clients to whom we currently sell pharmaceutical products.

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

We regularly evaluate acquisition targets that would allow us to expand our distribution reach and/or vertically integrate into the supply chain of pharmaceutical products that we currently distribute. We believe that the demand for reasonably-priced medicines, delivered on time and in the highest quality is set to increase in the years to come, as the population’s life expectancy increases. With our product portfolio of patented and non-patented medicines, we contribute to the optimization of efficient medicinal care, and thereby lowering cost for health insurance funds, companies, and patients. We also believe that the demand for non-prescription wellness products such as food and dietary supplements will continue to increase as individuals are increasingly supplementing their nutritional intake.

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

The Company started operating within the Health Products & Food Supplements industry markets in 2018. These specific industries are highly competitive, and many factors may significantly affect the Company’s sales of its products, including, but not limited to, price and cost-effectiveness, marketing effectiveness, product labeling, quality control and quality assurance. Currently, the Company has added vitamins and food supplements into the portfolio of products that it wholesales to its clients. The Company has also developed and is selling its own brand of food supplements under the brand name Sky Life Premium.

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

We are committed to driving organic growth at attractive margins by improving execution, optimizing cash flow and leveraging our strong market position, while maintaining a streamlined cost structure throughout each of our businesses. We continue to further align our organization to our customers’ needs in a more seamless and unified way, while supporting corporate strategy and accelerating growth. Implementing this disciplined, focused strategy has allowed us to significantly expand our business, and we believe we are well-positioned to grow revenue and increase operating income through the execution of the following key elements of our business:

•

Optimize and Grow Our Pharmaceutical Sourcing and Distribution Businesses. We believe we are well-positioned in size and market breadth to continue to grow our trading businesses of pharmaceutical products as we invest to improve our operating and capital efficiencies through further automated systems. Sourcing and distribution, including specialty pharmaceuticals, anchors our growth and position in the pharmaceutical supply channel as we provide superior services and deliver value-added products, which improve the efficiency and competitiveness of healthcare providers, thus allowing the pharmaceutical supply channel to better deliver healthcare to patients.

•

Product Expansion of Branded Pharmaceuticals: Branded pharmaceutical products are the primary product category that we distribute, import and export. We constantly evaluate product availability, pricing, demand trends, and patent expirations to maximize our performance. As the patents for branded products near expiration, the generic equivalents enter the marketplace and the demand for those branded products start to decrease. We monitor these cycles closely and always look to find value in pricing fluctuations caused by the patent expirations as the generic equivalents enter the market.

•

Geographic Expansion of Generic Pharmaceuticals: Generic pharmaceutical products are the secondary product category that we import and export. We apply the same discipline to generics that we do to the branded. We evaluate the demand and supply dynamics of branded products as their patents expire. This insight sheds light on the demand for generic products that take their place. Understanding the historical and market specific characteristics of generic product demand provides insight that we use to give guidance to our vendors that source our generic drug exports.

•

Nutraceutical & Health Products: The industry of nutraceuticals is a highly promising market that offers high margins. We are always looking to expand the portfolio of products along with an increase of point of sales coverage level. We also convenience our customers by providing them a larger portfolio of products that they can source from a single vendor. In addition to being wholesalers for food supplements and related products we also created our own brand of products to sell to our current customer base. Our wholesale business gives insight to what products are in demand and we communicate with our customer base to identify which products to develop. Sales of our own brand of nutraceuticals began in the fourth quarter of 2018. Our own branded nutraceuticals carry significantly higher margins than simply serving as a wholesaler for other brands.

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

•

Clientele Expansion of Direct to Pharmacy Wholesale Network: We are expanding into the full-line wholesale distribution business through acquisition. Full-line pharmaceutical wholesalers provide the local markets with branded pharmaceuticals, generic pharmaceuticals, over-the-counter (OTC) medicines, vitamins and food supplements. By expanding our pharmaceutical distribution business, we expect to have a better ability to source more branded and generic products directly from manufacturers and sell our vitamins, food supplements and cosmetic products directly to pharmacies for better prices. We expect this expansion to increase our sales and profit margins as we vertically integrate into the supply chain.

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

Products & Services

Products

The current principal activity of SkyPharm is the creation, development and trading of its own proprietary branded nutraceutical products line “Sky Premium Life”. The Company’s portfolio currently includes 70 product codes including vitamins, minerals and other herbal extracts. The Company’s expectation is to reach 150 product codes by end of 2021.The principal activity of Decahedron is the trading of branded and generic pharmaceutical products and medicines across mainly the European Union member states. Decahedron buys from pharmacies and other wholesale pharmaceutical companies and resells these products mainly to other EU countries. We purchase excess inventories at a discount from wholesalers and export approximately 11,000 pharmaceutical product codes to EU member states capturing contract price differentials in the process. The Company only purchases stock with purchase orders at hand, limiting inventory risk. EU countries have put into force new legal frameworks and mandates that boost the parallel trade market in order to deflate healthcare pricing across the region.

Services

The principal activity of Cosmofarm is the distribution of a full range of branded pharmaceutical products, over-the-counter products, cosmetics, nursery, and dietary products to pharmacies across Greece. Cosmofarm utilizes the latest technology in pharmaceutical storage and retrieval systems to ensure the quality and accuracy of its distribution. Our facility utilizes ROWA (German pharmacy robotics) technologies to automate our procurement, inventory management, and order execution. ROWA boasts a zero-error rate, faster order picking, and automated order picking process. We stay in the forefront of quality assurance and accuracy by investing in the most innovative machinery and software available to pharmaceutical distributors. Our company supports all its customers with special product offerings, seasonal products, and all the top brands and trending products.

We believe that the entire aforementioned product life cycle would take approximately six weeks to two months, from the demand list to the payment for the shipment.

In addition, Cosmofarm distributes to a growing network of over  1,500 pharmacies and   85 wholesalers primarily located in the greater Athens area. Cosmofarm consistently invests in upgrading automation capacity. Cosmofarm operates a fully automated ROWA robotic warehouse system that ensures 0% error selection rate and accelerates the distribution process while ensuring higher cost-efficiency from local competitors.

Our subsidiaries SkyPharm and Decahedron trade over 400 different types of pharmaceutical products and Cosmofarm trades over 32,000 different types of pharmaceutical products with the principal products being the following:

Product Description	Percentage of	Treatment
	Total Current Sales
BOWA DISPOSABLE SURGICAL MASK TYPE IIR (PACK OF 10)	3.46%	Protection from viruses
SURGICAL MASK 3 PLY	2.27%	Protection from viruses
.DOC ANTISEPTIC 70% 100ml	2.18%	Protection from viruses
DYSPORT PD.INJ.SOL. 1x500U	1.81%	Musculoskeletal diseases
3-PLY DISPOSABLE MASK	1.48%	Protection from viruses
DISPOSABLE COPPER FACE MASK TYPE IIR	1.40%	Protection from viruses
PREVENAR 13 PFS 0,5ML	0.99%	Pneumococcal vaccine
PROLIA INJ.SOL. PF.SYR 1x60MG	0.90%	Musculoskeletal diseases
ELIQUIS F.C.TABL. 60x5MG	0.89%	Antithrombotic
ELIQUIS F.C.TABL. 60x2,5MG	0.88%	Antithrombotic
MELATONIN SPRAY 12MLX60 DOSES 1MG S	0.70%	insomnia
XARELTO F.C.TABL.28x20MG	0.67%	Antithrombotic
TRULICITY INJ.SOL. 1,5MG BTX2PF PEN	0.61%	Insulin for diabetes
VAXIGRIP TETRA INJ.SUSP.(15+15+15+15)MCG/0,5ML	0.56%	Flu vaccine
.SKY VITAMIN C TABL. 500MG BTx60	0.55%	Strengthen immune system
BOWA MEDICAL CHILDREN MASK TYPE IIR	0.49%	Protection from viruses
VICTOZA INJ.SOL.PF. PEN 2x3MLx6MG/ML	0.45%	Insulin for diabetes
XARELTO F.C.TABL.28x15MG	0.42%	Antithrombotic
.SKY KING EROS CAPS BTX60	0.42%	Erectile Dysfunction
XULTOPHY V2 INJ.(100+3,6MG)/ML 3X3	0.40%	Insulin for diabetes

We are formulating a broader and more diversified pharmaceutical product portfolio and a greater selection of targets for potential development. We target products with limited competition for reasons such as trading complexity or the market size, which make our pharmaceutical products a key growth driver of our portfolio and complementary to other product offerings.

Customers

Through our subsidiaries, SkyPharm and Decahedron, we primarily sell pharmaceutical products directly to a limited number of large wholesale drug distributors who, in turn, supply-sell the products to other wholesalers, hospitals, pharmacies, and governmental agencies across the European Union member states. Total revenues from the customers that accounted for 10% or more of our total consolidated revenues during the years ended December 31, 2020 & 2019 are as follows:

	2020	2019
Medihelm SA	14.79%	3.00%
Doc Pharma	5.06%	2.00%
Liafarm	3.25%	5.25%

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

Geographic Markets

All of our revenues are generated from operations in the European Union or otherwise earned outside the U.S. All of our foreign operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls, fluctuations in the relative values of currencies, political and economic instability and restrictive governmental actions including. Our geographical market sales distribution of our total consolidated revenues during the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
Greece	92.31%	65.71%
Germany	2.51%	16.82%
UK	3.34%	8.22%
Hungary	0.00%	2.76%
Netherlands	0.34%	2.13%
Ireland	0.07%	1.18%
Libya	0.08%	1.00%
Poland	0.05%	0.78%
Italy	0.14%	0.49%
France	0.03%	0.39%
Denmark	0.97%	0.25%
Croatia	0.04%	0.06%
Turkey	0.00%	0.06%
Jordan	0.05%	0.05%
Indonesia	0.00%	0.02%
Georgia	0.00%	0.01%
Belgium	0.00%	0.00%
Cyprus	0.07%	0.00%
Total	100.00%	100.00%

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

Suppliers

We obtain pharmaceuticals and over the counter pharmaceutical products directly from manufacturers and other wholesalers of pharmaceutical products, three of which set forth below are the largest suppliers of our purchases in the fiscal years ended December 31, 2020 and 2019. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable since we are committed to be the primary source of pharmaceutical products for a majority of our customers. We believe that our relationships with our suppliers are strong. The 4 largest suppliers in fiscal year ended December 31, 2020 accounted for approximately 22.40% of our purchases.

Supplier	2020	2019
Doc Pharma S.A	10.34%	5.80%
Vianex S.A	4.71%	2.77%
Pfizer Hellas	4.19%	3.13%
Farmaserv Lilly	3.16%	2.52%

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

Information Systems

The Company operates its full-service wholesale pharmaceutical distribution facilities in Europe on one primary enterprise resource planning (“ERP”) system that provides for, among other things, electronic order entry by customers, invoice preparation and purchasing, and inventory tracking. We are currently making significant investments to enhance and upgrade the ERP system.

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

Our business is mainly the trading of branded and generic pharmaceutical products and medicines within the EU member states. In order to be able to operate our business, we need to comply with EU regulations, as well as EU member states regulations that govern various operations of our business. The most important government regulation that applies to our business is the granting to our companies SkyPharm and Decahedron of the Authorization for Wholesale Distribution of Medicinal Products for human use. In order for this Authorization to be granted the companies need to always comply with certain Good Distribution Practices (GDP) that mainly assure the proper storage, handling, distribution and trade of the pharmaceutical products.

SkyPharm received its Authorization for the Wholesale Distribution of Medical Products for humans use on July 22, 2015, from the Hellenic Republic National Organization for Medicines in accordance with Law 1316/1983, and the inspection by the National Organization for Medicines dated July 16, 2015 in accordance with the Guidelines 2013/C31/01. The license is valid for five years and expires on July 22, 2020. Pursuant to the EU directive of (2013/C 343/01), the Company is subject to fulfill the Guidelines of the Good Distribution Practices of medical products for human use. The Company submitted its application for renewal one month before the license expiration to the Hellenic Republic National Organization, but according to the EMA (eudragmdp.ema.europa.eu/inspections/view/wda/WDAHomePage.xhtml): “Due to the restrictions caused by COVID-19, the period of validity of MIA’s, WDA’s, GMP and GDP certificates is automatically extended until the end of 2021. On-site inspections will resume as soon as there is a consensus that the period of the public health crisis has passed. The clarifying remark section of individual MIA’s, WDA’s, GMP and GDP certificates will indicate any exceptions. Competent authorities reserve the right to inspect a manufacturing site should the need arise.” Therefore, the Company is eligible to continue its operations until the end of 2021.

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

Patents, Trademarks, Licenses and Proprietary Property

We have developed or acquired various proprietary pharmaceutical and nutraceutical products, wholesale licenses, processes, software, and other intellectual property that are used either to facilitate the conduct of our business or that are made available as products or services to customers.

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

Share Exchange Agreements

On May 17, 2018, the Company entered into a Share Exchange Agreement with Marathon, Kaneh Bosm Biotechnology Inc. (n/k/a International Cannabis Corp. (OTC: KNHBF)) and certain other sellers of Marathon capital stock. Under the Share Exchange Agreement, the Company agreed to transfer 2.5 million shares in Marathon to KBB, a Company incorporated under the laws of the Province of British Columbia and a public reporting issuer on the Canadian Securities Exchange, in exchange for 5 million shares of KBB. On July 16, 2018, the Company completed a new Share Exchange Agreement (the “New SEA”) by and among Marathon, KBB, and certain other sellers of Marathon capital stock. Pursuant to the terms of the New SEA, the Company transferred its remaining one-half interest (2.5 million shares) in Marathon to KBB. The Company received an additional five million shares of KBB. Completion of the New SEA by the Company was subject to satisfaction of various conditions precedent all of which were satisfied. The ten million shares of KBB owned by the Company constituted approximately 7% of the 141,219,108 shares of capital stock of KBB then issued and outstanding. The Company does not have the ability to exercise significant influence over KBB.

Employees

As of December 31, 2020, our subsidiaries in Greece had 85 full-time employees in total, of which 14  engaged in the sales department, 2 in exports, 3 in the procurement department, 1 in the marketing department, 21 in warehouse services 12 in logistics/transportation works, 2 in quality assurance, 6 in finance & accounting department, 4 in management, 3 in cleaning, 3 in administration, 10 in the call center, 2 in B2B e-shop and 2 in the IT department. Our employees are not members of any unions. We consider our relations with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.

As of December 31, 2020, Decahedron had three full-time employees, 1 in management, 1 in quality assurance and 1 in the warehouse and the parent company has 1 employee in administration.

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

Available Information

Our internet address is http://www.cosmoshold.com. We post links on our website to the following filings as soon as reasonably practicable after they are electronically filed or furnished to the SEC: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendment to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available through our website free of charge. The information on our Internet website is not incorporated by reference into this Form 10-K or our other securities filings and is not a part of such filings

Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330 or 1-202-551-8090. You can also access our filings through the SEC’s internet address site: www.sec.gov, under our OTCQX ticker COSM.

Item 1A. Risk Factors

The Company is not required to provide the information called for in this item due to its status as a Smaller Reporting Company.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company rents four corporate offices:

•

US Office corporate office is located at 141 W. Jackson Blvd, Suite 4236, Chicago, Illinois 60604. Beginning in January 2015, the monthly rent expense is $709, which was paid through December 31, 2017. The lease expired as of May 31, 2019, however, the Company entered into a two-year amendment to that lease that commenced as of June 1, 2019 through May 31, 2021. The monthly rate from June 1, 2019 through May 31, 2020 was $709 per month and increased to $730 per month from June 1, 2020 through May 31, 2021.

•

The Greece office of SkyPharm is located at 5, Agiou Georgiou Street, 57001, Pylaia, Thessaloniki, Greece. The Company has renewed the lease for a three-year period which commenced on September 1, 2020 at the rate of €6,950 (approximately $7,930) per month.

•

The offices of Decahedron are located at Unit 14 Spice Green Centre, Flex Meadow, Harlow, CM19, 5TR, Essex, U.K. for which we pay approximately ₤1,908 ($2,430) per month, under a one-year amendment to a lease dated October 25, 2011, which commenced on October 25, 2016 and expires on October 24,2021. The Company leased one more property for five -years, located at Unit 14 Spice Green Centre, Flex Meadow, Harlow, CM19 5TR, Essex, U.K.The commencement of the lease was on September 25, 2020 at the rate of 3,500GBP ($4,730) per month.

•

As of March 31, 2019, the offices of Cosmofarm were located at Gonata Stylianou 15, Peristeri, Attiki, Greece 12133. The Company has a ten-year lease which commenced on July 18, 2018, at the rate of €3,333 ($3,809), subject to a grace period until September 30, 2018. Rent expense did not accrue from July 18, 2018, to September 30, 2018. The Company rents additional square footage at Missonos 15-17, Neos Kosmos, Athens, Attiki, Greece, 11743. The Company has a three-year lease which commenced on May 1, 2017, at a rate of €400 ($457) per month. The Company renewed its lease for three years commencing February 1, 2021 at a rate of €400 ($457) per month.

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted through various over-the-counter systems at various times since 2009. Our common stock is currently quoted on the OTC QX under the symbol “COSM,” but there is a limited public trading market for our common stock. The liquidity of our shares on the OTC QX is limited and prices quoted may not be a reliable indication of the value of our common stock. The quotations do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low

Year Ended December 31, 2020
March 31, 2020	$2.75	$1.15
June 30, 2020	3.27	1.70
September 30, 2020	4.50	1.53
December 31, 2020	5.65	2.10

Year Ended December 31, 2019
March 31, 2019	4.00	2.03
June 30, 2019	3.90	2.05
September 30, 2019	3.61	2.27
December 31, 2019	$3.35	$2.10

Holders of Our Common Stock

As of December 31, 2020, we had 13,225,387 shares of our common stock issued and 12,860,059 shares outstanding, held by approximately 176 stockholders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors that our board of directors may deem relevant. Our accumulated deficit currently limits our ability to pay dividends.

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

Results of Operations

Year ended December 31, 2020 versus December 31, 2019

For the year ended December 31, 2020, the Company had net income of $820,786 on revenue of $55,406,337, versus a net loss of $3,298,965 on revenue of $39,676,385, for the year ended December 31, 2019.

Revenue

Revenue during the Company’s twelve-month period ended December 31, 2020, increased by 40% as compared to revenues in the period ended December 31, 2019. This increase is mainly because of the increase of sales and by expanding the portfolio of our own branded products Sky Life Premium, which continued the expansion of point sales even more aggressively during the year ended December 31, 2020.

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

Cost of Goods Sold

For the twelve months ended December 31, 2020, we had direct costs of goods sold of $47,345,957 associated to cost of goods sold versus $36,014,116 from the prior fiscal year ended December 31, 2019. Cost of goods sold year over year increased by 31% in 2020 as compared to 2019 due directly to the increase in revenue.

Gross Profit

Gross profit for the year ended December 31, 2020 was $8,060,380 compared with the $3,662,269 for the year ended December 31, 2019. Gross profit increased by $4,398,111 or 120% from the prior fiscal year. The increase in the gross profit was primarily due to the increase of Company’s main revenue source of trading, sourcing and distribution of pharmaceutical products, as well as the increase in sales of our own brand of nutraceuticals; SkyPremium Life.

Operating Expenses

For the year ended December 31, 2020, we had general and administrative costs of $5,346,087, sales and marketing expenses of $763,170 and depreciation and amortization expense of $397,595 for a net operating profit of $2,835,777. For the year ended December 31, 2019, we had general and administrative costs of $3,523,450, depreciation and amortization expense of $394,628, for a net operating loss of $255,809.

The approximate 36% increase in operating expenses in the year ended December 31, 2020, versus the prior year ended, is primarily due to sales and marketing expenses for launching our own branded nutraceuticals. Also, there is an increase of the payroll due to new Salesforce team and third-party services.

Interest Expenses

For the year ended December 31, 2020, we had interest expense of $2,761,004 and non-cash interest expenses of $34,106 related to the fair value of warrants for services, extinguishment of debt and the amortization of debt discount versus the year ending December 31, 2019 where we had interest expense of $1,412,465, non-cash interest expenses of $320,205 related to the fair value of warrants for services, extinguishment of debt and the amortization of debt discount and $264 of interest related to loans from related parties.

Unrealized Foreign Currency Losses

Additionally, we had an unrealized foreign currency translation income of $875,235 for the year ended December 31, 2020 such that our net comprehensive income for the period was $1,692,021 versus the unrealized foreign currency loss of $49,167 such that our net comprehensive loss for the period was $3,348,132 for the twelve months ended December 31, 2019. The increase relates to the increase in intercompany loans from the parent related to capital raises and the volatility/fluctuation from the prior year of the Euro to USD exchange.

Going Concern

The Company’s consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had net income of $820,786, net cash used in operations of $11,501,718, working capital of $5,979,870 and had an accumulated deficit of $18,750,824 as of December 31, 2020. During the fiscal year, the Company has undergone a strategic review process to help find a definitive solution to the Company’s accumulated deficit constraints. Options under consideration in the strategic review process include, but are not limited to, securing new debt, exchange debt for equity, restructuring current debt facilities from short term into long-term making the proper actions for new fund raising. The Company has adequate cash from operations in order to cover its operating costs and to continue as a going concern for the next 12 months due to Covid-19 pandemic.

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

Liquidity and Capital Resources

As of December 31, 2020, the Company had working capital of $5,979,870 versus a working capital deficit of $7,062,250 as of December 31, 2019. This increase in the working capital surplus is primarily attributed to the Company’s operating profit in the year ending as of December 31, 2020.

As of December 31, 2020, the Company had net cash of $628,395 versus $38,537 as of December 31, 2019. For the twelve months ended December 31, 2020, net cash used in operating activities was $11,501,718 versus $4,788,842 net cash used in operating activities for the twelve months ended December 31, 2019. The Company has devoted substantially all of its cash resources to apply its investment program to expand through organic business growth and, where appropriate, the execution on selective company and license acquisitions, and incurred significant general and administrative expenses to enable it to finance and grow its business and operations.

During the year ended December 31, 2020, there was $117,744 net cash used in investing activities versus $588,929 used in during the year ended December 31, 2019. In the year ending December 31, 2020 this was due to the purchase of fixed assets. In the year ending December 31, 2019, this was due to proceeds from the sale of investments offset by the purchase of fixed assets.

During the year ended December 31, 2020, there was $12,460,541 of net cash and cash equivalents provided by financing activities versus $3,587,330 provided by financing activities during the year ended December 31, 2019.

We believe that our current cash in our bank account and working capital as of December 31, 2020 will satisfy our estimated operating cash requirements for the next twelve months. However, the Company will require additional financing in fiscal year 2021 in order to continue at its expected level of operations and potential acquisitions. If the Company is unable to raise additional funds in the future on acceptable terms, or at all, it may be forced to curtail its development activities.

We anticipate using cash in our bank account as of December 31, 2020, cash generated from the operations of the Company and its operating subsidiaries and from debt or equity financing, or from loans from management, to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obligated to provide these or any other funds.

Debt Obligations

January 27, 2020 Senior Promissory Note

On January 27, 2020, the Company executed a Senior Promissory Note (the “January Note”) in the principal amount of $250,000 payable to an unaffiliated third-party lender who had previously loaned the Company $2,500,000. The January Note bears interest at the rate of five (5%) percent per annum, paid quarterly in arrears. The January Note matures on May 15, 2020 unless in default. The Company may prepay the January Note within the first six (6) months by payment of unpaid interest for the first six (6) months and, after six (6) months, with a two (2%) percent ($5,000) premium. On February 5, 2021 the Company converted the entire outstanding balance into shares of the Company’s common stock.

February 25, 2020 Senior Promissory Note

On February 25, 2020, the Company executed a Senior Promissory Note (the “February Note”) in the principal amount of $1,000,000 payable to an unaffiliated third-party lender. The February Note bears interest at the rate of eighteen (18%) percent per annum, paid quarterly in arrears. The February Note matured on April 30, 2020 unless in default. The Company repaid the principal balance of this note on July 10, 2020 in full.

 May 15, 2019 Senior Convertible Note

On May 15, 2019, the Company entered into a Securities Purchase Agreement with an institutional investor (the “Buyer”). Upon the closing of this financing, on May 17, 2019, the Company issued for a purchase price of $1,500,000 in principal amount a Senior Convertible Note (the “May 2019 Note”) to the Buyer.

The May 2019 Note provides that the Company will repay the principal amount of the May 2019 Note on the ten (10) month anniversary date of the date of issue. The maturity date was amended on March 23, 2020 to September 16, 2020 and further amended on September 23, 2020 to June 16, 2021. Interest at the rate of nineteen (19%) percent per annum shall be payable on the first day of each calendar month.

The May 2019 Note is convertible at any time by the Holder into 250,000 shares of common stock, par value $0.001 per share at the rate of $6.00 per share, subject to adjustment (the “Conversion Price”). Upon an Event of Default (regardless of whether such event has been cured), the Buyer may convert at an alternative conversion price equal to the lower of the then applicable Conversion Price or seventy-five (75%) percent of the then Volume-Weighted Average Price (as defined, the “VWAP”). The Company considered the need for the conversion feature to be bifurcated under ASC 815 and determined that it does not meet the requirements. Additionally, the Company determined the effective conversion rate under ASC 470-20 “Debt with Conversion and Other Options” and determined that the instrument is out of the money and no beneficial conversion feature was recorded.

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

As of December 31, 2019, the Company had a principal balance $1,500,000 on the May 2019 Note and the Company had accrued $25,334 in interest expense. During the year ended December 31, 2020, the Company repaid $593,000 such that as of December 31, 2020, the Company had a principal balance $907,000 on the May 2019 Note and the Company had accrued $15,420 in interest expense.

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

Related Party Indebtedness

Grigorios Siokas

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

As of December 31, 2029, the Company has an outstanding principal balance of €400,000 ($489,200) and accrued interest of €158,287 ($193,585).As of December 31, 2020, the Company has an outstanding principal balance of €400,000 ($489,200) and accrued interest of €158,287 ($193,585).

Grigorios Siokas is the Company’s CEO and principal shareholder and is hence considered a related party to the Company.

Dimitrios Goulielmos

On November 21, 2014, SkyPharm entered into a Loan Agreement with Dimitrios Goulielmos, former Chief Executive Officer, and a current director of the Company, pursuant to which the Company borrowed €330,000 ($401,115) from Mr. Goulielmos. The Loan bore an interest rate of 2% per annum and was due and payable in full on May 11, 2015. On November 4, 2015, €130,000 ($142,860) in principal and the related accrued interest of €733 ($806) was forgiven and the remaining balance of €200,000 will no longer accrue interest as part of the stock purchase agreement with Grigorios Siokas on November 4, 2015 referenced above. The Company repaid €146,500 in prior years. During the year ended December 31, 2019, the Company paid back an additional €40,300 ($45,245) and as of December 31, 2019, an outstanding principal balance of €13,200 ($14,820) and €0 ($0) accrued interest remains.  During the year ended December 31, 2020, the Company paid back an additional €3,000 ($3,669) and as of December 31, 2020, an outstanding principal balance of €10,200 ($12,464) and €0 ($0) accrued interest remains.

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

The Company is growing its business through organic growth by expanding the portfolio of own branded products and the penetration into new geographical market and channels that would add value to the Company’s business and for its Shareholders. This growth is expected to be driven by entering into new markets and countries where the Company can sell and distribute a more profitable series of pharmaceutical products, over-the-counter medicines, and nutraceuticals. It is committed to capitalizing on sales growth opportunities by expanding its customer baseline across the European market, as well as entering markets outside the European Union.

The Company is also committed to pursuing various forms of business development; this can include trading, alliances, licenses, joint ventures, dispositions and acquisitions. Moreover, it hopes to continue to build on its portfolio of pharmaceutical products and expand its OTC and nutraceutical product portfolio. Thus, the Company is developing a sound sales distribution network specializing in food supplement products.

The Company’s main objective is expanding the business operations of its subsidiaries by concentrating its efforts on becoming an international pharmaceutical Company. The Company views its business development activity as an enabler of its strategies, and it seeks to generate earnings growth and enhance shareholder value by pursuing a disciplined, strategic, and financial approach to evaluating business development opportunities. Under these principles the Company assesses businesses and assets as part of its regular, ongoing portfolio review process and continues to consider trading development activities for its businesses.

The Company, in the following twelve months, intends to substantially grow its business operations within EU countries and to other countries in the nutraceutical and the OTC and generic pharmaceutical products market. These industries are highly competitive and may significantly affect the Company’s sales of these products, including, but not limited to, price and cost-effectiveness, marketing effectiveness, product labeling, quality control, and quality assurance.

In addition, the Company seeks to pursue gross profit margin efficiency, by focusing on new revenue streams and sales channels that would positively affect gross profits, such as e-commerce, specialized sales representatives and retail companies. The Company’s objective is the optimization of operating expenses across all entities without compromising the quality of the Company’s services and products.

Changes in the behavior and spending patterns of purchasers of pharmaceutical and healthcare products and services, including delaying medical procedures, rationing prescription medications, reducing the frequency of doctor visits, and foregoing healthcare insurance coverage, may impact the Company’s business.

In addition to expanding the its product portfolio, the Company also plans to evaluate offering its products and services to different geographical markets. It is currently focused on its customers throughout the EU. The Company plans on expanding its geographical reach to new areas outside of the EU market, although it currently has no binding agreements, commitments or contracts in any of these geographical markets. Some of the methods the Company intends to use to accomplish this are: promoting its brand and marketing its products and services through the Internet to new geographic areas, creating strategic relationships with companies in different geographical regions. The Company anticipates that it will spend approximately $100,000 evaluating the different methods and regions to which it plans to expand. This cost is made up of primarily marketing and promotional fees as well as related development expenses. The Company assesses the foreseeable development of the Company as being positive. It expects to continue growing through expansion into adjacent products, product categories and channels, as well as through entry into new geographic markets. The Company evaluates potential licensed product acquisition targets based on whether they have the capacity to deliver a return on invested capital.

The pharmaceutical sector offers a large growth potential within the European pharmaceutical market, if service, price and quality are strictly directed towards the customer requirements. The Company will continue to encounter competition in the market by product, service, reliability, and a high level of quality. On the procurement side, the Company can access a wide range of supply possibilities. To minimize business risks, the Company diversifies its sources of supply all over Europe. It secures its high-quality demands through careful supplier qualification and selection, as well as active suppliers’ system management.

The Company will evaluate and, where appropriate, execute on opportunities to expand its network of pharmacies and products in areas that it believes will offer above average growth characteristics and attractive margins. In particular, it is looking to continue to enhance its product lines by acquiring or licensing rights to additional products and regularly evaluate selective acquisition and license opportunities. In addition, it remains committed to strategic research and development across each business unit with a particular focus on assets with inherently lower risk profiles and clearly defined governmental regulatory pathways.

While the Company intends to pursue these milestones, there may be circumstances where, for valid business reasons or due to factors beyond the control of the Company (e.g., the COVID-19 pandemic), a re-allocation of efforts may be necessary or advisable. Although the Company does not currently anticipate that the COVID-19 pandemic will cause material delays in the timelines or estimates set out above, due to the evolving nature of COVID-19 and its impacts, these timelines and estimates may require adjustment in the future.

The Company intends to spend the funds available to it in debt repayment, intangible assets acquisitions, R&D, sales and marketing expenses. Due to the uncertain nature of the industry in which the Company will operate, projects may be frequently reviewed and reassessed. Accordingly, while it is currently intended by management that the available funds will be expended as set forth above, actual expenditures may in fact differ from these amounts and allocations.

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

Off Balance Sheet Arrangements

As of December 31, 2020, there were no off-balance sheet arrangements.

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

Income Taxes. The Company accounts for income taxes under the asset and liability method, as required by the accounting standard for income taxes, ASC 740 “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company is liable for income taxes in Greece and the United Kingdom of England. The corporate income tax rate in Greece is 24%, (tax losses are carried forward for five years effective January 1, 2013 (prior to 2013, losses were carried forward indefinitely) and 19% in the United Kingdom of England. Losses may also be subject to limitation under certain rules regarding change of ownership.

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

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740 “Accounting for Income Taxes” as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of the U.S. net operating losses have not been recognized in this financial statement because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The Company has net operating loss carry-forwards in our parent, Cosmos Holdings Inc., which are applicable to future taxable income in the United States (if any). Additionally, the Company has income tax liabilities in the United Kingdom of England. The income tax assets and liabilities are not able to be netted. We therefore reserve the income tax assets applicable to the United States, but recognize the income tax liabilities in Greece and the United Kingdom of England. Losses may also be subject to limitation under certain rules regarding change of ownership.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective January 1, 2024, for the Company. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Cosmos Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cosmos Holdings, Inc. and its subsidiaries (collectively the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' deficit, and cash flows, for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Valuation — Refer to Note 1 to the Financial Statements

Critical Audit Matter Description

The Company computes inventory using the weighted average method and consists primarily of finished goods and packaging materials, i.e., packaged pharmaceutical products and the wrappers and containers they are sold in.  The Company assesses inventory at each reporting date in order to assert that it is recorded at net realizable value, giving consideration to, among other factors: whether the product is valued at the lower-of-cost or net realizable value; and the estimation of excess, expired or obsolete inventory.  Most of the Company’s inventory provisions are based on the Company’s inventory levels and forecasted demand as well as physical condition, expiration date and current market conditions.  Most of the Company’s inventory items are eligible for return to suppliers when pre-agreed product requirements, including, but not limited to, physical condition and expiration date, are not met.

Significant judgment is exercised by the Company to determine inventory carrying value adjustments, specifically the provisions for excess or obsolete inventories, and includes the following:

•

Developing assumptions such as forecasts of future sales quantities and the selling prices, which are sensitive to the competitiveness of product offerings, customer requirements, and product life cycles.

Given these factors and assumptions are forward-looking and could be affected by future economic and market conditions, the related audit effort to evaluate management’s inventory valuation adjustments was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s inventory valuation methodology included the following:

•	We selected a sample of inventory items and performed the following procedures:

o	Tested the mathematical accuracy of Company’s inventory schedule by comparing the quantities and carrying value of on-hand inventories to related unit sales, both historical and forecasted.

o	Assessed and tested the reasonableness of the significant assumptions (e.g., sales and marketing forecast and usage).

o

Inquired with operations team and evaluated the adequacy of management’s adjustments to sales forecasts by analyzing potential changes in line with product life cycles and/or identified alternative customer uses.

o

Assessed whether there were any potential sources of contrary information, including historical forecast accuracy or history of significant revisions to previously recorded inventory valuation adjustments, and performed sensitivity analyses over significant assumptions to evaluate the changes in inventory valuation that would result from changes in the assumptions.

We have served as the Company's auditor since 2019.

/s/ Armanino LLP

San Francisco, California

April 15, 2021

COSMOS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$628,395	$38,537
Accounts receivable, net	23,440,650	7,348,945
Accounts receivable - related party	3,468,564	1,919,043
Marketable securities	222,792	238,940
Inventory	3,292,557	3,474,220
Prepaid expenses and other current assets	5,148,441	1,553,436
Prepaid expenses and other current assets - related party	3,468,653	5,940,124
Operating lease right-of-use asset	833,763	498,180
Financing lease right-of-use asset	269,131	167,310

TOTAL CURRENT ASSETS	40,772,946	21,178,735

Property and equipment, net	1,757,213	1,734,781
Goodwill and intangible assets, net	230,506	263,681
Other assets	905,318	702,439
Deferred tax assets	178,430	-

TOTAL ASSETS	$43,844,413	$23,879,636

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,973,981	$7,761,517
Accounts payable and accrued expenses - related party	1,733	240,302
Accrued interest	742,374	800,164
Customer advances	22,340	247,318
Convertible notes payable, net of unamortized discount of $494,973 and $29,509, respectively	952,027	1,470,491
Derivative liability - convertible note	460,728	-
Notes payable	12,042,712	12,029,724
Notes payable - related party	501,675	1,375,532
Lines of credit	5,076,684	2,750,992
Loans payable - related party	1,629,246	1,026,264
Taxes payable	760,446	175,939
Operating lease liability, current portion	200,204	139,556
Financing lease liability, current portion	89,926	58,185
Other current liabilities	339,000	165,271

TOTAL CURRENT LIABILITIES	34,793,076	28,241,255

Share settled debt obligation	1,554,590	1,554,590
Notes payable - long term portion	10,771,882	-
Operating lease liability, net of current portion	590,538	353,024
Financing lease liability, net of current portion	188,172	82,523
Other liabilities	107,168	109,073
TOTAL LIABILITIES	48,005,426	30,340,465

Commitments and Contingencies (see Note 12)	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2020 and 2019, respectively	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 13,485,128 and 13,225,587 shares issued and 13,069,800 and 12,860,059 outstanding as of December 31, 2020 and 2019, respectively	13,484	13,225
Additional paid-in capital	14,333,285	13,525,749
Treasury stock, 415,328 and 365,328 shares as of December 31, 2020 and 2019, respectively	(611,854)	(411,854)
Accumulated deficit	(18,750,824)	(19,571,610)
Accumulated other comprehensive loss	854,896	(16,339)

TOTAL STOCKHOLDERS' DEFICIT	(4,161,013)	(6,460,829)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$43,844,413	$23,879,636

  The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2020	2019

REVENUE	$55,406,337	$39,676,385

COST OF GOODS SOLD	47,345,957	36,014,116

GROSS PROFIT	8,060,380	3,662,269

OPERATING EXPENSES
General and administrative expenses	4,185,322	3,289,413
Sales and marketing expenses	763,170	234,037
Depreciation and amortization expense	397,595	394,628
TOTAL OPERATING EXPENSES	5,346,087	3,918,078

INCOME (LOSS) FROM OPERATIONS	2,714,293	(255,809)

OTHER INCOME (EXPENSE)
Other income, net	4,571	233,877
Interest expense	(2,761,004)	(1,412,729)
Interest income	65,865	-
Non-cash interest expense	(34,106)	(320,205)
Loss on equity investments, net	(34,443)	(1,220,085)
Gain on extinguishment of debt	942,029	-
Change in fair value of derivative liability	(4,158)	-
Foreign currency transaction gain (loss), net	305,274	(141,199)
TOTAL OTHER EXPENSE, NET	(1,515,972)	(2,860,341)

INCOME (LOSS) BEFORE INCOME TAXES	1,198,321	(3,116,150)

INCOME TAX EXPENSE	(377,535)	(182,815)

NET INCOME (LOSS)	820,786	(3,298,965)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net	871,235	(49,167)

TOTAL COMPREHENSIVE INCOME (LOSS)	$1,692,021	$(3,348,132)

BASIC NET INCOME (LOSS) PER SHARE	$0.06	$(0.25)
DILUTED NET INCOME (LOSS) PER SHARE	$0.06	$(0.25)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	13,270,097	13,273,596
Diluted	13,307,794	13,273,596

The accompanying notes are an integral part of these consolidated financial statements.

Cosmos Holdings, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive	Stockholders'
	No. of Shares	Amount	Capital	No. of Shares	Amount	Deficit	Income (Loss)	Deficit

Balance at January 1, 2019	13,878,757	$13,879	$13,133,982	(193,689)	$(225,494)	$(16,272,645)	$32,828	$(3,317,450)
Foreign currency translation adjustment, net	-	-	-	-	-	-	(49,167)	(49,167)
Cancellation of pre-delivery shares issued in connection with convertible debentures	(573,742)	(574)	574	-	-	-	-	-
Purchase of treasury stock from third party	-	-	-	(391,268)	(845,247)	-	-	(845,247)
Conversion of related party debt to common stock	140,001	140	1,049,860	-	-	-	-	1,050,000
Cancellation of treasury shares	(219,629)	(220)	(658,667)	219,629	658,887	-	-	-
Net loss	-	-	-	-	-	(3,298,965)	-	(3,298,965)
Balance at December 31, 2019	13,225,387	13,225	13,525,749	(365,328)	(411,854)	(19,571,610)	(16,339)	(6,460,829)
Foreign currency translation adjustment, net	-	-	-	-	-	-	871,235	871,235
Conversion of note payable into shares of common stock	259,741	259	807,536	-	-	-	-	807,795
Purchase of treasury stock from third party	-	-	-	(50,000)	(200,000)	-	-	(200,000)
Net income	-	-	-	-	-	820,786	-	820,786
Balance at December 31, 2020	13,485,128	$13,484	$14,333,285	(415,328)	$(611,854)	$(18,750,824)	$854,896	$(4,161,013)

The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$820,786	$(3,298,965)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used In Operating Activities:
Depreciation and amortization expense	274,062	234,086
Amortization of right-of-use assets	123,533	160,542
Amortization of debt discounts	34,105	320,205
Lease expense	188,400	185,540
Interest on finance leases	13,759	-
Deferred income taxes	(178,430)	-
Gain on extinguishment of debt	(942,029)	-
Change in fair value of the derivative liability	4,158	-
Loss on change in fair value of equity investments	34,443	1,220,085
Changes in Assets and Liabilities:
Accounts receivable, net	(14,417,946)	(2,595,654)
Accounts receivable - related party	(1,299,818)	(1,729,283)
Inventory	393,154	(271,453)
Prepaid expenses and other current assets	(3,332,839)	76,773
Prepaid expenses and other current assets - related party	2,800,862	(983,063)
Other assets	(131,700)	(77,047)
Accounts payable and accrued expenses	3,448,613	3,101,143
Accounts payable and accrued expenses - related party	(240,189)	100,746
Accrued interest	654,297	(472,926)
Customer advances	(230,505)	(819,882)
Other current liabilities	173,729	54,059
Lease liabilities	(217,210)	(142,846)
Taxes payable	584,507	175,939
Other liabilities	(59,460)	(26,841)
NET CASH USED IN OPERATING ACTIVITIES	(11,501,718)	(4,788,842)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(117,744)	(672,789)
Proceeds from sale of investments	-	1,261,718
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(117,744)	588,929

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of convertible note payable	(593,000)	(365,514)
Proceeds from convertible note payable	497,000	1,380,000
Payment of related party note payable	(996,136)	(382,055)
Payment of note payable	(5,230,725)	(221,418)
Proceeds from note payable	16,556,710	2,500,000
Payment of related party loan	(149,695)	(262,226)
Proceeds from related party loan	721,723	585,915
Payment of lines of credit	(18,428,823)	(11,098,839)
Proceeds from lines of credit	20,369,291	12,371,190
Payments of finance lease liability	(85,804)	(74,476)
Purchase of treasury stock	(200,000)	(845,247)
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,460,541	3,587,330

Effect of exchange rate changes on cash	(251,221)	(213,223)

NET CHANGE IN CASH	589,858	(825,806)

CASH AT BEGINNING OF PERIOD	38,537	864,343
CASH AT END OF PERIOD	$628,395	$38,537

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$955,376	$447,731
Income tax	$14,127	$11,605

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Cancellation of pre-delivery shares issued for conversion of convertible notes payable	$-	$574
Discounts related to beneficial conversion features of convertible debentures	$-	$120,000
Conversion of notes payable to common stock	$807,795	$1,050,000

The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2020

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Cosmos Holdings, Inc. is an international pharmaceutical wholesaler. The Company imports, exports and distributes brand-name and generic pharmaceuticals, over-the-counter (“OTC”) medicines, a variety of vitamins, and dietary supplements. Through December 31, 2020, we operated our business through three wholly owned subsidiaries: (i) SkyPharm S.A. (“SkyPharm”), headquartered in Thessaloniki, Greece; (ii) Decahedron Ltd. (“Decahedron”), headquartered in Harlow, United Kingdom (“UK”); and (iii) Cosmofarm Ltd. (“Cosmofarm”), headquartered in Athens, Greece. Our business is primarily comprised of cross-border sales of brand-name pharmaceutical products in the European Union (“EU”). Our cross-border pharmaceutical wholesale business serves wholesale pharmaceutical distributors and independent retail pharmacies across the EU through a network of three strategic distribution centers, as well as an additional warehousing facility. Pharmaceutical manufacturers generally implement variable pricing strategies within the EU market. Identifying and evaluating price spreads between EU member states enables us to source brand-name pharmaceuticals from countries where ex-factory prices are comparatively low and export to countries where the same products are priced higher. We remain focused on leveraging our growing purchasing scale and supplier relationships to secure discounts and provide pharmaceuticals at reduced prices and continuing to drive organic growth at attractive margins for our cross-border pharmaceutical wholesale business.

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

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2020

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

On August 1, 2014, the Company, through its Cypriot subsidiary Amplerissimo, formed SkyPharm S.A., a Greek Company (“SkyPharm”), a subsidiary that focuses on the trading, sourcing and distribution of pharmaceutical products.

In February 2017, the Company completed the acquisition of Decahedron Ltd., a UK Company (“Decahedron”) consummating the transactions contemplated by the Stock Purchase Agreement, dated November 17, 2016 as amended (the “Decahedron SPA”). Pursuant to the terms of the Decahedron SPA, the shareholders of Decahedron received an aggregate of 170,000 shares of common stock of the Company (the “Stock Consideration”), which were delivered following the closing in exchange for all of the ordinary shares of Decahedron for the stock consideration. Decahedron is a fully licensed wholesaler of pharmaceutical products and its primary activity is the distribution, import and export of pharmaceuticals.

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

Going Concern

The Company’s consolidated financial statements are prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern. For the year ended December 31, 2020, the Company had revenue of $55,406,337, net income of $820,786 and net cash used in operations of $11,501,718. Additionally, as of December 31, 2020, the Company had working capital of $5,979,870, an accumulated deficit of $18,750,824, and stockholders’ deficit of $4,161,013. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2020

During the fiscal year, the Company has undergone strategic review processes to help find a definitive solution to the Company's accumulated deficit constraints. Options under consideration in the strategic review process include, but are not limited to, securing new debt, exchange debt to equity, restructuring current debt facilities from short term to long term and making the proper actions for new fund raising.

The consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company has adequate cash from operations in order to cover its operating costs and to continue at a going concern basis. Nevertheless, the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund its operations. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

The Effects of COVID-19

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of April 15, 2021, the date of issuance of this Annual Report on Form 10-K. These estimates may change, as new events occur, and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2020

Foreign Currency Translation and Other Comprehensive Income (Loss)

The functional currency of the Company’s subsidiaries is the Euro and British Pound. For financial reporting purposes, both the Euro (“EUR”) and British Pound (“GBP”) have been translated into United States dollars ($) and/or (USD) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity (deficit) as “Accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included in the statements of operations and comprehensive loss as other comprehensive income (loss). There have been no significant fluctuations in the exchange rate for the conversion of EUR or GBP to USD after the balance sheet date.

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

As of December 31, 2020 and 2019, the exchange rates used to translate amounts in Euros into USD and British Pounds into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2020	December 31, 2019
Exchange rate on balance sheet dates
EUR: USD exchange rate	1.2230	1.1227
GBP: USD exchange rate	1.3662	1.3185

Average exchange rate for the period
EUR: USD exchange rate	1.1410	1.1194
GBP: USD exchange rate	1.2829	1.2767

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2020 and December 31, 2019, there were no cash equivalents.

The Company maintains bank accounts in the United States denominated in U.S. Dollars and in Greece and in Bulgaria all of which are denominated in Euros. Additionally, the Company maintains a bank account in the United Kingdom denominated in British Pounds. As of December 31, 2020, the amounts in these accounts were $448,659, $134,935 and $1,651. As of December 31, 2019, the amounts in these accounts were $14,451, $10,987 and $4,080. Additionally, as of December 31, 2020 and 2019, the Company had cash on hand in the amount of $31,604 and $52,489, respectively.

Reclassifications to Prior Period Financial Statements and Adjustments

Certain reclassifications have been made in the Company’s financial statements of the prior period to conform to the current year presentation. $4,381 in other investments for the year ended December 31, 2019 was reclassified to other current assets. $800,164 in accounts payable and accrued expenses was reclassified to accrued interest. For the year ended December 31, 2019, $264 in interest expense – related parties was reclassified to interest expense. Additionally, for the year ended December 31, 2019, $234,037, respectively in sales and marketing expenses were reclassified from general and administrative expenses. These reclassifications have no impact on previously reported net loss.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2020

Accounts Receivable, net

Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts against gross accounts receivable reflects the best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. At December 31, 2020 and 2019, the Company’s allowance for doubtful accounts was $715,845 and $529,252, respectively.

Tax Receivables

The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of its business in most of the countries in which it operates related to the procurement of merchandise and/or services it acquires and/or on sales and taxable income. The Company also collects VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services it sells. If the output VAT exceeds the input VAT, this creates a VAT payable to the government. If the input VAT exceeds the output VAT, this creates a VAT receivable from the government. The VAT tax return is filed on a monthly basis offsetting the payables against the receivables. In observance of EU regulations for intra-EU cross-border sales, our subsidiaries in Greece, SkyPharm and Cosmofarm, do not charge VAT for sales to wholesale drug distributors registered in other European Union member states. As of December 31, 2020 and 2019, the Company had a VAT net payable balance of $159,198 and $136,891 respectively, recorded in the consolidated balance sheet as prepaid expenses and other current assets.

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

Depreciation expense was $240,886 and $201,000 for the years ended December 31, 2020 and 2019, respectively.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2020

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Long-lived Assets, which include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. For the years ended December 31, 2020 and 2019, the Company had no impairment of long-lived assets.

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

On December 19, 2018, as a result of the acquisition of Cosmo farm, the Company recorded $49,697 of goodwill.

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 5 years for an import/export license. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. As of December 31, 2020, no revision to the remaining amortization period of the intangible assets was made.

Amortization expense was $33,176 and $33,086 for the years ended December 31, 2020 and 2019, respectively.

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

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2020

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

As of December 31, 2020, investments consisted of 3,000,000 shares, which traded at a closing price of $0 per share or a value of $0 of ICC International Cannabis Corp., 40,000 shares which traded at a closing price of $5.45 per share, or value of $218,183 of Diversa S.A. and 16,666 shares which traded at a closing price of $0.28 per share or value of $4,609 of National Bank of Greece. Additionally, the Company has $4,772 in equity securities of Pancreta bank, which are not publicly traded and recorded at cost. See Note 2, for additional investments in equity securities.

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

The following table presents assets that are measured and recognized at fair value as of December 31, 2020 and 2019, on a recurring basis:

	December 31, 2020			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – ICC International Cannabis Corp.	$-	-	-	$-
Marketable securities – Divsersa S.A.	218,183	-	-	218,183
Marketable securities – National Bank of Greece	4,609	-	-	4,609
	$222,792			$222,792

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2020

	December 31, 2019			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – ICC International Cannabis Corp.	$33,000	-	-	$33,000
Marketable securities – Divsersa S.A.	200,290	-	-	200,290
Marketable securities – National Bank of Greece	5,650	-	-	5,650
	$238,940			$238,940

FASB ASC 825-10-25 Fair Value Option, (“ASC 825-10-25”), expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

Derivative Instruments

Derivative financial instruments are recorded in the accompanying consolidated balance sheets at fair value in accordance with ASC 815. When the Company enters into a financial instrument such as a debt or equity agreement (the “host contract”), the Company assesses whether the economic characteristics of any embedded features are clearly and closely related to the primary economic characteristics of the remainder of the host contract. When it is determined that (i) an embedded feature possesses economic characteristics that are not clearly and closely related to the primary economic characteristics of the host contract, and (ii) a separate, stand-alone instrument with the same terms would meet the definition of a financial derivative instrument, then the embedded feature is bifurcated from the host contract and accounted for as a derivative instrument. The estimated fair value of the derivative feature is recorded in the accompanying consolidated balance sheets separately from the carrying value of the host contract. Subsequent changes in the estimated fair value of derivatives are recorded as a gain or loss in the Company’s consolidated statements of operations.

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

Revenue Recognition

In accordance with ASC 606, Revenue from Contracts with Customers, the Company uses a five-step model for recognizing revenue by applying the following steps: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the performance obligations are satisfied by transferring the promised goods to the customer. Once these steps are met, revenue is recognized upon delivery of the product.

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

The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASU 2018-07, “Compensation-Stock Compensation-Improvements to Nonemployee Share-Based Payment Accounting.”

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2020

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

The following tables show the number of the Company’s clients which contributed 10% or more of revenue and accounts receivable, respectively:

	Year Ended December 31,	Year Ended December 31,
	2020	2019

Number of 10% clients	1	0
Percentage of total revenue	14.82%	n/a
Percentage of total AR	14.65%	n/a

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

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2020

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At December 31, 2020 the Company has maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

The Company periodically reviews the uncertainties and judgments related to the application of complex income tax regulations to determine income tax liabilities in several jurisdictions. The Company uses a “more likely than not” criterion for recognizing the income tax benefit of uncertain tax positions and establishing measurement criteria for income tax benefits. The Company has evaluated the impact of these positions and due to the fact that the fiscal years 2013 - 2014 are unaudited by the Greek tax authorities, a potential tax liability has not been identified because there is a limitation on periods that the Tax authorities can audit retrospectively 5 years prior to the current fiscal year. Therefore, no prospective tax audit from tax authorities may arise. The amount of the liability as of December 31, 2020 and 2019, was $0 and $79,716, respectively, and has been excluded from recording as a long-term liability within the consolidated balance sheets.

Retirement and Termination Benefits

Under Greek labor law, employees are entitled to lump-sum compensation in the event of termination or retirement. The amount depends on the employee’s work experience and renumeration as of the day of termination or retirement. If an employee remains with the company until full-benefit retirement, the employee is entitled to a lump-sum equal to 40% of the compensation to be received if the employee were to be dismissed on the same day. The Company periodically reviews the uncertainties and judgements related to the application of the relevant labor law regulations to determine retirement and termination benefits obligations of its Greek subsidiaries. The Company has evaluated the impact of these regulations and has identified a potential retirement and termination benefits liability. The amount of the liability as of December 31, 2020 and December 31, 2019, was $107,167 and $77,170, respectively, and has been recorded as a long-term liability within the consolidated balance sheets.

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

	Years Ended December 31,
	2020	2019
Weighted average number of common shares outstanding Basic	13,270,097	13,273,596
Potentially dilutive common stock equivalents	37,698	-
Weighted average number of common and equivalent shares outstanding – Diluted	13,307,795	13,273,596

Common stock equivalents are included in the diluted income per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective January 1, 2024, for the Company. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2020

NOTE 2 –MARKETABLE SECURITIES

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

Share Exchange Agreements

On May 17, 2018, the Company entered into a Share Exchange Agreement (the “SEA”) with Marathon, ICC International Cannabis Corp (“ICC”) formerly known as Kaneh Bosm Biotechnology Inc. (“KBB”) and certain other sellers of Marathon capital stock. Under the SEA, the Company transferred 2.5 million shares in Marathon to ICC, a Company incorporated under the laws of the Province of British Columbia and a public reporting issuer on the Canadian Securities Exchange, in exchange for 5 million shares of ICC. The Company accounted for the exchange at fair value and recognized a gain on exchange of its investment in Marathon of $1,953,000 included in “Gains on exchange of equity investments” in the consolidated statements of operations.

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

The Company determined the fair value of both exchanges based on an actively quoted stock price of ICC received in exchange for the Marathon shares. The Company continues to fair value its investment in ICC with changes recognized in earnings each period and was recorded as an unrealized gain on exchange of investment during the nine months ended December 31, 2020 of $13,500. The value of the investments as of December 31, 2020 and December 31, 2019, was $0 and $33,000, respectively.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2020

Since no value was attributed to the 33 1/3% equity ownership interest in Marathon received as consideration for the distribution services, the Company would receive variable consideration in future for its services under the Distribution and Equity Acquisition Agreement, if certain milestones are achieved. Refer to Note 10 for the accounting associated with the cash of CAD $2 million received upfront. Variable consideration to be received in the future upon achieving the gross sales milestones described above, is constrained as the Company estimates that it is probable that a significant reversal of revenue could occur. In assessing the constraint, the Company considered its limited experience with the Products, new geographic markets and similar transactions, which affect the Company’s ability to estimate the likelihood of a probable revenue reversal. Therefore, no revenue has been recognized for the years ended December 31, 2020 and 2019. The Company will continue to reassess variable consideration at each reporting period and update the transaction price when it becomes probable that a significant revenue reversal would not occur.

As of December 31, 2020, in addition to the 3,000,000 ICC shares valued at $0, as noted above, marketable securities also consisted of the following: 40,000 shares which traded at a closing price of $5.45 per share, or value of $218,183 of Diversa S.A. and 16,666 shares which traded at a closing price of $0.28 per share or value of $4,609 of National Bank of Greece. The Company recorded a net unrealized loss on the fair value of these investments of $2,246 during the year ended December 31, 2020.

CosmoFarmacy LP

In June 2019, the Company entered into an agreement with an unaffiliated third party to incorporate CosmoFarmacy L.P. for the purpose of providing strategic management consulting services and the retail trade of pharmaceutical products, OTC and beauty products to pharmacies. CosmoFarmacy was incorporated with a 30-year term through May 31, 2049. The unaffiliated third party is the general partner (the “GP”) of the limited partnership and is responsible for management and decision-making associated with CosmoFarmacy. The initial share capital was set to EUR 150,000 which was later increased to EUR 500,000. The GP contributed the pharmacy license (the “License”) valued at EUR 350,000 (30-year term) to operate the business of CosmoFarmacy in exchange for a 70% equity ownership. The Company is a limited partner and contributed cash of EUR 150,000 for the remaining 30% equity ownership. CosmoFarmacy is not publicly traded and the Company’s investment has been recorded using the equity method of accounting. The value of the investment as of December 31, 2020 and 2019, was $183,450 and $163,575, respectively, and is included in “Other assets” on the Company’s consolidated balance sheet.

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

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of the following at December 31:

	2020	2019
Leasehold improvements	$560,711	$548,000
Vehicles	105,057	115,055
Furniture, fixtures and equipment	1,632,654	1,439,839
Computers and software	149,005	85,052
	2,447,427	2,187,946
Less: Accumulated depreciation	(690,214)	(453,165)
Total	$1,757,213	$1,734,781

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2020

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible, net assets consist of the following at December 31,:

	2020	2019
License	$50,000	$50,000
Trade name /mark	36,997	36,997
Customer Base	176,793	176,793
	263,790	263,790
Less: Accumulated amortization	(82,981)	(49,806)
Subtotal	180,809	213,984
Goodwill	49,697	49,697
Total	$230,506	$263,681

NOTE 5 – CAPITAL STRUCTURE

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock, which have liquidation preference over the common stock and are non-voting. As of December 31, 2020 and 2019, no preferred shares have been issued.

Common Stock

The Company is authorized to issue 300 million shares of common stock. As of December 31, 2020 and 2019, the Company had 13,485,128 and 13,325,587 shares of our common stock issued and 13,069,800 and 12,860,059 shares outstanding, respectively.

On January 7, 2019 and February 5, 2019, 465,325 and 108,417, respectively, shares of common stock were cancelled, these shares were the remaining pre-delivery shares related to the convertible notes in Note 9.

Purchase of Treasury Shares

On November 30, 2018, the Company entered into a stock purchase agreement with an officer and director of the Company, whereby for consideration of $60,000, the Company repurchased 20,000 shares of its common stock at $3.00 per share. As per the agreement, the sale and transfer of the shares occurred on November 30, 2018, the date of signing, however the Company is entitled to pay the full consideration in tranches until August 2019. During the year ended December 31, 2018, the Company paid consideration of $11,317 and had a related party payable of $48,683, which was paid in full during the year ended December 31, 2019.

On February 5, 2019, the Company entered into a Stock Purchase Agreement (the “SPA”) with an institutional noteholder. The SPA provides for the Company’s purchase of 193,408 shares of the Company’s common stock at $3.00 per share or an aggregate of $580,224. Payment was scheduled over a five-month period, subject to acceleration if the Company effects an eligible equity offering. As of December 31, 2019, the Company had made $580,224 in payments. All of the 193,408 shares have been transferred back to the Company and cancelled.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2020

On February 18, 2019, the Company entered into a Stock Purchase Agreement (the “SPA”) with an institutional noteholder. The SPA provides for the Company’s purchase of 83,341 shares of the Company’s common stock at $3.00 per share or an aggregate of $250,023. Payment was scheduled over a five-month period, subject to acceleration, if the Company effects an eligible equity offering. As of December 31, 2019, the Company had made $250,023 in payments. 26,221 shares were transferred back to the Company and subsequently cancelled. The additional 57,120 were transferred to the Company, have not yet been cancelled, and are recorded in treasury.

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

On July 31, 2020, the Company entered into a Stock Purchase Agreement (the “July SPA”) with a shareholder.  The July SPA provides for the Company’s purchase of 10,000 shares of the Company’s common stock at $4.00 per share or an aggregate of $40,000. As of December 31, 2020, the Company made $40,000 in payments.

On August 31, 2020, the Company entered into two Stock Purchase Agreements (the “August SPAs”) with a shareholder.  The August SPAs provide for the Company’s purchase of an aggregate total of 10,000 shares of the Company’s common stock at $4.00 per share or an aggregate of $40,000. As of December 31, 2020, the Company made $40,000 in payments.

On September 30, 2020, the Company entered into a Stock Purchase Agreement (the “July SPA”) with a shareholder.  The July SPA provides for the Company’s purchase of 10,000 shares of the Company’s common stock at $4.00 per share or an aggregate of $40,000. As of December 31, 2020, the Company made $40,000 in payments.

On October 31, 2020, the Company entered into a Stock Purchase Agreement (the “July SPA”) with a shareholder.  The July SPA provides for the Company’s purchase of 10,000 shares of the Company’s common stock at $4.00 per share or an aggregate of $40,000. As of December 31, 2020, the Company made $40,000 in payments.

On November 30, 2020, the Company entered into a Stock Purchase Agreement (the “July SPA”) with a shareholder.  The July SPA provides for the Company’s purchase of 10,000 shares of the Company’s common stock at $4.00 per share or an aggregate of $40,000. As of December 31, 2020, the Company made $40,000 in payments.

Potentially Dilutive Securities

No options warrants or other potentially dilutive securities other than those disclosed above have been issued as of December 31, 2020.

NOTE 6 – INCOME TAXES

The domestic and foreign components of income (loss) before (benefit) provision for income taxes were as follows (in thousands):

	12/31/2020	12/31/2019
Domestic	$(2,901,276)	$(2,515,360)
Foreign	4,099,597	(600,790)
	$1,198,321	$(3,116,150)

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2020

The components of the (benefit) provision for income taxes are as follows (in thousands):

	12/31/2020	12/31/2019
Current tax provision
Federal	$-	$-
State	-	-
Foreign	555,965	182,815
Total current tax provision	$555,965	$182,815

Deferred tax provision
Domestic	$-	$-
State	-	-
Foreign	(178,430)	-
Total deferred tax provision	$(178,430)	$-

Total current provision	$377,535	$182,815

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2020 and 2019 is as follows:

	12/31/2020	12/31/2019
US
Income (loss) before income taxes	$1,198,321	$(3,116,150)
Taxes under statutory US tax rates	$251,647	$(654,391)
Increase (decrease) in taxes resulting from:
Increase in valuation allowance	$216,518	$1,521,175
Foreign tax rate differential	$(55,540)	$9,028
Permanent differences	$(218,216)	$94,520
US tax on foreign income	$604,419	$-
Prior period adjustments	$(97,829)	$(713,466)
State taxes	$(323,464)	$(74,051)
Income tax expense	$377,535	$182,815

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2020

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	12/31/2020	12/31/2019
Net operating loss carryforward	$1,494,424	$1,270,650
Capital loss carryforward	801,744	801,744
Nonqualified stock options	170,297	184,545
Accrued expenses	7,389	7,389
Lease liability	247,797	-
Gain on extinguishment of debt	179,958	-
Depreciation	4,226	2,418
Mark to market adjustment in securities	357,829	348,422
Total deferred tax assets	3,263,664	2,615,168

Intangibles	(10,729)	(10,729)
Right of use asset	(253,818)
Goodwill	(14,473)	(14,473)
Total deferred tax liabilities	(279,020)	(25,202)
Valuation allowance	(2,806,214)	(2,589,966)
Net deferred tax assets (liabilities)	$178,430	$-

At December 31, 2020, the Company had U.S. net operating loss ("NOL") carryforwards of approximately 4,112,907 that may be offset against future taxable income, subject to limitation under IRC Section 382. Of the $4.1 million Federal NOL carryforwards, $2.5 million are pre-2018 and begin to expire in 2031. The remaining balance of $1.6 million, are limited to utilization of 80% of taxable income but do not have an expiration.  At December 31, 2020, the Company had fully utilized all non-US NOL carryforwards. A tax benefit has been reported in the December 31, 2020 for the release of the non-US valuation allowance, based on a more likely than not criterion and in consideration of all available positive and negative evidence.

The Company applied the “more-likely-than-not” recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of December 31, 2020 and December 31, 2019, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

On the date of our inception, we issued 2 million shares of our common stock to our three officers and directors which were recorded at no value (offsetting increases and decreases in common stock and additional paid-in capital).

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2020

Doc Pharma S.A.

As of December 31, 2020, the Company has a prepaid balance of $3,468,653 to Doc Pharma S.A. related to purchases of inventory. Additionally, the Company has a receivable balance of $3,468,564. As of December 31, 2019, the Company has a prepaid balance of $2,449,484 and an accounts payable balance of $25,346, resulting in a net prepaid balance of $2,424,138 to Doc Pharma S.A. related to purchases of inventory. Additionally, the Company has a receivable balance of  $613,264.

During the years ended December 31, 2020 and 2019, the Company purchased a total of $5,983,809 and $3,464,725 of products from Doc Pharma S.A., respectively. During the years ended December 31, 2020 and 2019 the Company had $2,843,260 and $873,041 revenue from Doc Pharma S.A., respectively.

Doc Pharma S.A is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the wife of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma S.A. in the past.

Notes Payable – Related Party

A summary of the Company’s related party notes payable during the years ended December 31, 2020 and 2019 is presented below:

	2020	2019

Beginning Balance	$1,375,532	$1,793,437
Payments	(996,136)	(382,055)
Foreign currency translation	122,279	(35,850)
Ending Balance	$501,675	$1,375,532

Grigorios Siokas

On December 20, 2018, the €1,500,000 ($1,718,400) note payable, originally borrowed pursuant to a Loan Agreement with a third-party lender, dated March 16, 2018, was transferred to Grigorios Siokas. The note bears an interest rate of 4.7% per annum and matured on March 18, 2019 pursuant to the original agreement. The note is not in default and the maturity date has been extended until December 31, 2021. As of December 31, 2019, the note had an outstanding principal balance of €1,200,000 ($1,347,240) and accrued interest of €144,207 ($128,447). During the year ended December 31, 2020 the Company repaid €800,000 ($978,400). As of December 31, 2020, the Company has an outstanding balance of €400,000 ($489,200) and accrued interest of €158,287 ($193,585).

Grigorios Siokas is the Company’s CEO and principal shareholder.

Dimitrios Goulielmos

On November 21, 2014, the Company entered into an agreement with Dimitrios Goulielmos, as amended on November 4, 2016. Pursuant to the amendment, this loan has no maturity date and is non-interest bearing. During the year ended December 31, 2019, the Company repaid €40,300 ($45,245) and a principal balance of €13,200 ($14,820) remained as of December 31, 2019. During the year ended December 31, 2020, the Company repaid €3,000 ($3,669) and a principal balance of €10,200 ($12,475) remained as of December 31, 2020.

Dimitrios Goulielmos is a current director and former CEO of the Company.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2020

DOC Pharma S.A.

On November 1, 2015, the Company entered into a €12,000 ($12,662) Loan Agreement with Doc Pharma S.A, pursuant to which Doc Pharma S.A., paid existing bills of the Company in the amount of €12,000 ($12,662), excluding the Vendor Bills. The loan bears an interest rate of 2% per annum and was due and payable in full on October 31, 2016. As of December 31, 2019, the Company has an outstanding principal balance of €12,000 ($13,472) and accrued interest expense of $1,100. On December 18, 2020, the Company repaid the principal of this loan. As of December 31, 2020, the Company has an outstanding principal balance of $0 and accrued interest expense of $1,364.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the years ended December 31, 2020 and 2019, the Company recorded a foreign currency translation gain of $122,279 and a loss of $35,850 respectively.

Loans Payable – Related Party

A summary of the Company’s related party loans payable during the years ended December 31, 2020 and 2019 is presented below:

	2020	2019

Beginning Balance	$1,026,264	$1,775,251
Proceeds	725,563	585,915
Payments	(149,695)	(262,226)
Conversion of debt	-	(1,050,000)
Reclassification of receivable	-	2,547
Foreign currency translation	27,114	(25,223)
Ending Balance	$1,629,246	$1,026,264

Grigorios Siokas

From time-to-time Grigorios Siokas loans the Company funds in the form of non-interest bearing, no-term loans. As of December 31, 2018, the Company had an outstanding principal balance of $1,777,799, consisting of €1,353,700 ($1,550,799) and $227,000, in loans payable to Grigorios Siokas. During the year ended December 31, 2019, the Company borrowed total additional proceeds of $585,914, repaid €233,567 ($262,226) of these loans and converted $1,050,000 of these loans into 140,001 shares of common stock at a conversion rate of $7.50 per share (see below). As of December 31, 2019, the Company had an outstanding principal balance under these loans of $1,026,264 consisting of €297,314 ($303,502) and $722,762, in loans payable to Grigorios Siokas. During the year ended December 31, 2020, the Company borrowed additional proceeds of €266,200 ($325,563) and $400,000 and repaid €122,400 ($149,695) of these loans. As of December 31, 2020, the Company had an outstanding balance under these loans of $1,629,246.

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

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the years ended December 31, 2020 and 2019, the Company recorded $30,954 and $25,223, respectively.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2020

NOTE 8 – LINES OF CREDIT

A summary of the Company’s lines of credit during the years ended December 31, 2020 and 2019 is presented below:

	2020	2019
National	$3,540,550	$1,940,045
Alpha	1,106,894	810,947
National - COVID	429,240	-
Total	$5,076,684	$2,750,992

The line of credit with National Bank of Greece is being renewed annually with current interest rates of 6.00%, 4.35% (“COSME 2”) and 4.35% (plus the 6-month Euribor plus any contributions currently in force by law on certain lines of credit), (“COSME 1”). The maximum borrowing allowed for the 6% line of credit was $2,690,600 and $1,684,050 at December 31, 2020 and December 31, 2019, respectively for the 6% line of credit. The outstanding balance was $2,411,182 and $973,961 at December 31, 2020 and 2019, respectively.

The maximum borrowing allowed was $1,223,000 and $1,122,700 at December 31, 2020 and December 31, 2019, respectively, for the 4.35% lines of credit. The outstanding balance was $1,129,368 and $966,084 at December 31, 2020 and December 31, 2019, respectively.

The line of credit with Alpha Bank of Greece is renewed annually with a current interest rate of 6.00%. The maximum borrowing allowed was $1,223,000 and $1,122,700 at December 31, 2020 and December 31, 2019, respectively. The outstanding balance was $1,106,894 and $810,947 at December 31, 2020 and December 31, 2019, respectively.

In the year ended December 31, 2018, the Company had a line of credit with Eurobank of Greece which had an interest rate of 8.55% and a maximum borrowing allowed of $572,800. The outstanding balance was $286,829 at December 31, 2018 and was paid back in full during the year ended December 31, 2019.

Interest expense for the year ended December 31, 2020 and 2019, was $270,655 and $85,090, respectively.

Under the agreements, the Company is required to maintain certain financial ratios and covenants. These lines of credit were assumed in the Company’s acquisition of Cosmofarm. During the years ended December 31, 2020 and 2019, the Company was in compliance with these ratios and covenants.

COVID-19 Government Funding

On June 23, 2020, the Company’s subsidiary Cosmofarm M.S. entered into an agreement with the “National Bank of Greece SA” (the “Bank”) to borrow a maximum of €500,000 ($611,500) under a proposed plan which will operate the same as the line of credit above.  The proposed plan has a maturity date of sixty (60) months from the date of the first disbursement, which includes a grace period of nine months. The total amount of the initial proceeds were paid in 3 equal monthly installments. The Company received the first disbursement of €390,790 ($483,243) on July 10, 2020, the second disbursement in the amount of €42,385 ($48,639) was received on July 28, 2020 and the final disbursement of €66,825 ($75,091) on August 11, 2020. The line of credit is interest bearing from the date of receipt and is payable every three (3) months at an interest rate of 2.7%. The outstanding balance was $429,240 at December 31, 2020.

Interest expense for year ended December 31, 2020 was $3,910.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2020

NOTE 9 – CONVERTIBLE DEBT

A summary of the Company’s convertible debt during the years ended December 31, 2020 and 2019 is presented below:

	2020	2019

Beginning balance notes	1,500,000	365,513
New notes	540,000	1,500,000
Payments	(593,000)	(365,513)
Subtotal notes	1,447,000	1,500,000
Debt discount at year end	(494,973)	(29,509)
Convertible debt, net of discount	952,027	1,470,491

All of the convertible debt is classified as  short-term within the consolidated balance sheet as it all matures and will be paid back within fiscal year 2021.

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

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2020

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

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2020

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

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2020

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

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2020

Conversion of the May 2019 Note is subject to a blocker provision which prevents any holder from converting the May 2019 Note into shares of common stock if its beneficial ownership of the common stock would exceed 9.99% of the Company’s issued and outstanding common stock.

As of December 31, 2019, the Company had a principal balance $1,500,000 on the May 2019 Note and the Company had accrued $25,334 in interest expense. During the year ended December 31, 2020, the Company repaid $593,000 such that as of December 31, 2020, the Company had a principal balance $907,000 on the May 2019 Note and the Company had accrued $15,420 in interest expense.

Roth Capital Partners, LLC (“Roth”), as the Company’s exclusive placement agent, received a cash commission for this transaction equal to six (6%) percent of the total gross proceeds of the offering. This 6% fee or $90,000 was recorded as debt discount along with the $30,000 in legal fees associated with the May 2019 Note. These fees will be amortized over the term of the note. The Company amortized $90,491 in the year ended December 31, 2019 and the remaining $29,509 was amortized during the year ended December 31, 2020.

December 21, 2020 Securities Purchase Agreement

On December 21, 2020 (the “Issue Date”), Cosmos Holdings, Inc. (“Cosmos”, the “Borrower” or the “Company”) entered into a convertible promissory note with Platinum Point Capital, LLC (the “Holder”, “Lender” or “Platinum”).

The Company issued the $540,000 Note in exchange for $500,000 in cash and included a $40,000 Original Issue Discount (“OID”) and paid $3,000 in financing costs. The principal amount together with interest at the rate of eight percent (8.0%) per annum, compounded annually (the “Interest Rate”), will be paid to the Lenders on or before the Maturity Date (December 31, 2021 or as defined below). Accrued interest shall be calculated on the basis of a 360-day year for the actual number of days elapsed. In the event that on or before the Maturity Date, the Note either (i) have not been converted or have not been otherwise satisfied in full or (ii) an Event of Default occurs, then the applicable rate of interest on the outstanding amount of the Note since inception shall be the Interest Rate plus eighteen percent (18.0%), the Default Interest. Unless previously converted, the principal and accrued interest on the Note is due and payable in cash (USD) upon the earlier of (i) December 31, 2021, (ii) a Change of Control (as defined below) or (iii), an Event of Default (as defined below) (collectively, the “Maturity Date”).

The Note may be prepaid in whole or part beginning from the issue date until a date not later than 180 days thereafter, the Company shall have the right to prepay the full amount outstanding under the Note (principal and accrued interest), in full by making a payment to the Holder in an amount equal to one hundred twenty (120%) multiplied by the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note plus (y) Default Interest, if any.

The Holder shall have the right at any time from the Issue Date to convert all or part of the outstanding and unpaid principal amount of the Note into Common Stock at the Conversion Price of as defined below.

a)	The Conversion Price. The Conversion Price shall equal the Variable Conversion Price (subject to stock splits, dividends, rights offerings or similar events) shall mean seventy-five percent (75%) multiplied by the Market Price defined as the average of the three (3) lowest trading prices for common stock during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date.

b)	Conversion upon Qualified Financing. If the Company engaged in a registered offering resulting in an “uplisting” to a higher-tiered trading market (a “Qualified Financing”), the Holder has the option to convert any outstanding debt due under this Note at seventy-five (75%) of the per share offering price.

c)	Conversion Price During Major Announcements. In the event the Borrower (i) makes a public announcement that it intends to consolidate or merge with any other Company (other than a merger in which the Borrower is the surviving or continuing Company and its capital stock is unchanged or sell or transfer all or substantially all of the assets of the Borrower or (ii) any person, group or entity (including the Borrower) publicly announces a tender offer to purchase fifty percent (50%) or more of the Borrower's Common Stock (or any other takeover scheme), then the Conversion Price shall, effective upon the announcement date shall be equal to the lower of (x) the Conversion Price which would have been applicable for a Conversion occurring on the Announcement Date and (y) the Conversion Price that would otherwise be in effect.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2020

The Company determined that the embedded conversion feature of the convertible promissory note meets the definition of a beneficial conversion feature and a derivative liability which is accounted for separately. The Company measured the beneficial conversion feature’s intrinsic value on December 16, 2020 and determined that the embedded derivative was valued at $456,570 which was recorded as a debt discount, and together with the original issue discount and transaction expenses of $43,000, in the aggregate of $499,570, is being amortized over the life of the loan. As of December 31, 2020, the fair value of the derivative liability was $460,728 and for the year ended December 31, 2020 the Company recorded a loss of $4,158 from the change in fair value of derivative liability as other expense in the consolidated statements of operations and comprehensive income (loss).

Derivative Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2020:

Amount
Balance on December 31, 2019	$-
Issuances to debt discount	456,570
Change in fair value of derivative liabilities	4,158
Balance on December 31, 2020	$460,728

The fair value of the derivative conversion features and warrant liabilities as of December 31, 2020 were calculated using a Monte-Carlo option model valued with the following assumptions:

December 31, 2020
Dividend yield	0%
Expected volatility	140.4%-142.5%
Risk free interest rate	0.11%-0.12%
Contractual terms (in years)	1.00 – 1.04

NOTE 10 – DEBT

A summary of the Company’s third-party debt during the years ended December 31, 2020 and 2019 is presented below:

December 31, 2020	Loan Facility	Bridge Loans	Trade Facility	Third Party	COVID Loans	Total
Beginning balance	3,078,442	191,287	6,245,400	2,514,595	-	12,029,724
Proceeds	-	-	-	16,121,500	435,210	16,556,710
Payments	-	(191,287)	-	(5,006,115)	-	(5,230,725)
Conversion of debt				(807,795)		(807,795)
Debt extinguishment	(12,066)	-	-	(192,205)	-	(204,271)
Foreign currency translation	269,047	-	200,600	1,304	-	470,951
Reclass of long-term portion of debt						(10,771,882)
Ending Balance	3,302,100	-	6,446,000	12,631,284	435,210	12,042,712

December 31, 2019	Loan Facility	Bridge Loans	Trade Facility	Third Party	Total
Beginning balance	$3,078,442	$191,287	$6,291,199	$242,805	$9,803,733
Proceeds	-	-	-	2,500,000	2,500,000
Payments	-	-	-	(227,912)	(227,912)
Foreign currency translation	-	-	(45,799)	(298)	(46,097)
Ending Balance	$3,078,442	$191,287	$6,245,400	$2,514,595	$12,029,724

On November 16, 2015, the Company entered into a Loan Agreement with Panagiotis Drakopoulos, former Director and former Chief Executive Officer, pursuant to which the Company borrowed €40,000 ($42,832) as a note payable from Mr. Drakopoulos. The note bears an interest rate of 6% per annum and was due and payable in full on November 15, 2016. As of December 31, 2019, the Company had an outstanding principal balance of €13,000 ($14,595) and accrued interest of €4,166 ($4,677). During the year ended December 31, 2020, the Company repaid €5,000 ($5,862) of this loan. As of December 31, 2020, the Company had an outstanding principal balance of €8,000 ($9,784) and accrued interest of €4,785 ($5,852).

On December 19, 2018, pursuant to the terms of the Cosmofarm SPA (See Note 1), the Company issued a non-interest-bearing promissory note in the amount of €200,000 ($227,912). The note had a maturity date of December 19, 2019. The Company had an outstanding balance of €200,000 ($227,912) as of December 31, 2018. During the year ended December 31, 2019, the Company repaid the outstanding balance of the note.

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

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2020

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

On June 30, 2020, the Company entered into a settlement agreement whereby the Company agreed to make certain payments to the creditor and the creditor will accept such payments as full discharge of the outstanding debt of the Loan Facility and Bridge Loans. In accordance with the settlement agreement, interest will accrue from June 30, 2020 until repayment in full at a rate of 6% per annum for the first year and 5.25% per annum for the second year calculated on the balance outstanding from day to day during such period. Interest is due on the 10th day of each calendar month. If any amount, principal or interest is unpaid on its due date interest shall accrue from the due date until the date of its payment until the date of its payment in full at the rate of 7.25% per annum. The Company will make quarterly payments of €125,000 beginning May 6, 2021 with a final payment of €2,200,000 on May 6, 2022. The Company evaluated the settlement agreement for debt modification in accordance with ASC 470-50 and concluded the debt qualified for debt extinguishment as the 10% cash flow test was met. As a result, the $3,772,446 of principal and accrued interest was written off and the new debt was recorded at fair value as of June 30, 2020 in the amount of $3,033,990. For the year ended December 31, 2020, the Company recorded a gain on extinguishment of debt in the amount of $749,824, of which $12,066 related to the principal of the loans and the balance related to the accrued interest. As of December 31, 2020, the Company has accrued interest expense of $33,021 and the principal balance of the debt is $3,302,100, of which $2,843,475 is classified as Notes payable – long term portion on the consolidated balance sheet.

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

Trade Facility Agreements

On April 10, 2017, Decahedron entered into a Trade Finance Facility Agreement (the “Decahedron Facility”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”). The Decahedron Facility provides the following material terms:

•	The Lender will provide Decahedron a facility of up to €2,750,000 ($3,363,250) secured against Decahedron’s receivables from the sale of branded and generic pharmaceutical sales.
•	The total facility will be calculated as 95% of the agreed upon value of Decahedron’s receivables.
•	The term of the Decahedron Facility will be for 12 months.
•	The obligations of Decahedron are guaranteed by the Company pursuant to a Cross Guarantee and Indemnity Agreement.
•	The Lender has the right to make payments directly to Decahedron’s suppliers.
•	The following fees should be paid in connection with the Decahedron Facility:
	o	2% of the maximum principal amount as an origination fee.
	o	A one percent (1%) monthly fee.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2020

The current draw on the Decahedron Facility is $0.

On May 12, 2017, SkyPharm entered into a Trade Finance Facility Agreement (the “SkyPharm Facility”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”). The SkyPharm Facility provides the following material terms:

•

The Lender will provide SkyPharm a facility of up to €2,000,000 ($2,446,400) secured against SkyPharm’s receivables from the sale of branded and generic pharmaceutical sales. In the event that accounts receivable becomes uncollectible, the Company will be obligated to pay back the notes in full.

•	The total facility will be calculated as 95% of the agreed upon value of Decahedron’s receivables.
•	The initial term of the SkyPharm Facility was for 12 months.
•	The obligations of SkyPharm are guaranteed by the Company pursuant to a Cross Guarantee and Indemnity Agreement.
•	The Lender has the right to make payments directly to SkyPharm’s suppliers.
•	The following fees should be paid in connection with the SkyPharm Facility:
	o	2% of the maximum principal amount as an origination fee.
	o	A one percent (1%) monthly fee.

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

December 31, 2020

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

On December 30, 2020, the Company transferred the Euro €2,000,000 loan to a new third-party lender.  The terms remained the same except interest will now accrue at 5.5% per annum plus Euribor.  The principal is to be repaid in a total of five quarterly installments beginning October 31, 2021 of 50,000 Euro each with a final repayment of 1,800,000 Euro payable on the earlier of 24 months after December 30, 2020 or October 31, 2022.

As of December 31, 2019, the Company had a principal balance of €2,000,000 ($2,245,400) and $4,000,000 under the TFF and the Company had accrued $10,000 and $12,661, respectively in interest expense related to this agreement. As of December 31, 2020, the Company had principal balances of €2,000,000 ($2,446,000), of which $2,384,850 is classified as Notes payable – long term portion on the consolidated balance sheet, and $4,000,000 under the agreements and the Company had accrued $402 and $16,185 respectively, in interest expense related to these agreements.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2020

Distribution and Equity Agreement

As discussed in Note 2 above, the Company entered into a Distribution and Equity Acquisition Agreement with Marathon. The Company was appointed the exclusive distributor of the Products (as defined) initially throughout Europe and on a non-exclusive basis wherever else lawfully permitted. As consideration for its services, Company received: (a) a 33 1/3% equity interest or 5 million shares in Marathon as partial consideration for the Company’s distribution services; and (b) received cash of CAD $2,000,000, subject to repayment in Common Shares of the Company if it fails to meet certain performance milestones. The Company is entitled to receive an additional CAD $2,750,000 upon the Company’s receipt of gross sales of CAD $6,500,000 and an additional CAD $2,750,000 upon receipt of gross sales of CAD $13,000,000.

As discussed in Note 2, the Company attributed no value to the shares received in Marathon pursuant to (a) above. In relation to the CAD $2 million cash received noted in (b) above, the Company accounted for its obligation to issue a variable number of the Company’s Common Shares as Share-settled debt obligation in accordance with ASC 480 measured at fair value or the settlement amount of $1,554,590 (CAD $2 million). If settlement were to occur on December 31, 2020, the Company would be required to issue 298,875 common shares to settle its debt obligation. The Company could be obligated to potentially issue an unlimited number of common shares to settle its Share-settled debt obligation. If such events were to occur, the Company would be required to increase its authorized share capital and since increasing the authorized share capital is within the control of the Company, as our CEO controls greater than 50% of the outstanding common stock of the Company, the original classification of equity-classified financial instruments issued by the Company were not affected.

Senior Promissory Notes executed on April 1 and 3, 2019

On April 1 and 3, 2019, the Company executed Senior Promissory Notes (the “Notes”) each in the principal amount of $250,000 payable to an unaffiliated third-party lender. The Notes bear interest at the rate of fifteen (15%) percent per annum, paid quarterly in arrears. The Notes originally matured on April 1 and 3, 2020 unless prepaid or in default. On April 1, 2020, the Company entered into an amendment with the lender pursuant to which the new maturity date for both notes is April 1, 2021. Additionally, pursuant to the amendment, the Company may now prepay the Notes at any time without penalty.

The Notes are subject to acceleration in an Event of Default (as defined in the Notes). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the Notes. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2019, the Company had a principal balance $250,000 and $250,000 on these notes and the Company had accrued $9,452 and $28,098, respectively, in interest expense. As of December 31, 2020, the Company had a principal balance $250,000 and $250,000 on these notes and the Company had accrued $46,026 and $64,364 respectively, in interest expense. On February 5, 2021, pursuant to an exchange agreement, the Company converted the principal balance of the note into shares of the Company’s common stock (See Note 16).

Senior Promissory Note executed on April 9,2019

On April 9, 2019, the Company executed a Senior Promissory Note (the “Note”) in the principal amount of $250,000 payable to an unaffiliated third-party lender who had previously loaned the Company $500,000. The Note bears interest at the rate of fifteen (15%) percent per annum, paid quarterly in arrears. The Note originally matured on April 9, 2020, unless prepaid or in default. As of April 9, 2020, the Company entered into an amendment with the lender pursuant to which the new maturity date for the note is now April 9, 2021 and the Company may now prepay the loan without penalty at any time.

The Note is subject to acceleration in an Event of Default (as defined in the Note). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2019, the Company had a principal balance $250,000 on this Note and the Company had accrued $27,431 in interest expense. As of December 31, 2020, the Company had a principal balance $250,000 on this Note and the Company had accrued $63,697 in interest expense. On February 5, 2021, pursuant to an exchange agreement, the Company converted the principal balance of the note into shares of the Company’s common stock (See Note 16).

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2020

 July 24, 2019 Senior Promissory Note

On July 24, 2019, the Company executed a Senior Promissory Note (the “July Note”) in the principal amount of $750,000 payable to an unaffiliated third-party lender who had previously loaned the Company $750,000. The funds represented by the July Note were advanced between July 19 and 24, 2019. The July Note bears interest at the rate of fifteen (15%) percent per annum, paid quarterly in arrears. The July Note originally matured on July 24, 2020. On July 24, 2020, the Company entered into an amendment with the lender pursuant to which the new maturity date for the note is now July 24, 2021 and the Company may now prepay the loan without penalty at any time.

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

As of December 31, 2020, the Company had a principal balance $750,000 on this note and the Company had accrued $158,429 in interest expense. On February 5, 2021, pursuant to an exchange agreement, the Company converted the principal balance of the note into shares of the Company’s common stock (See Note 16).

August 1, 2019 Senior Promissory Note

On August 1, 2019, the Company executed a Senior Promissory Note (the “August Note”) in the principal amount of $500,000 payable to an unaffiliated third-party lender who had previously loaned the Company $1,500,000. The August Note bears interest at the rate of fifteen (15%) percent per annum, paid quarterly in arrears. The August Note originally matured on August 1, 2020. On August 1, 2020, the Company entered into an amendment with the lender pursuant to which the new maturity date for the note is now August 1, 2021 and the Company may now prepay the loan without penalty at any time.

The August Note is subject to acceleration in an Event of Default. Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the August Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2019, the Company had a principal balance $500,000 on this note and the Company had accrued $31,438 in interest expense. As of December 31, 2020, the Company had a principal balance $500,000 on this note and the Company had accrued $103,972 in interest expense. On February 5, 2021, pursuant to an exchange agreement, the Company converted the principal balance of the note into shares of the Company’s common stock (See Note 16).

October 23, 2019 Senior Promissory Note

On October 23, 2019, the Company executed a Senior Promissory Note (the “October Note”) in the principal amount of $250,000 payable to an unaffiliated third-party lender who had previously loaned the Company $2,000,000. The October Note bears interest at the rate of fifteen (15%) percent per annum, paid quarterly in arrears. The October Note originally matured on October 23, 2020, unless prepaid or in default. As of October 23, 2020, the Company entered into an amendment with the lender pursuant to which the new maturity date for the note is now October 23, 2021 and the Company may prepay the October Note at any time without penalty

The October Note is subject to acceleration in an Event of Default. Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the October Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2019, the Company had a principal balance $250,000 on this note and the Company had accrued $7,705 in interest expense. As of December 31, 2020, the Company had a principal balance $250,000 on this note and the Company had accrued $43,971 in interest expense. On February 5, 2021, pursuant to an exchange agreement, the Company converted the principal balance of the note into shares of the Company’s common stock (See Note 16).

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2020

December 6, 2019 Senior Promissory Note

On December 6, 2019, the Company executed a Senior Promissory Note (the “December Note”) in the principal amount of $250,000 payable to an unaffiliated third-party lender who had previously loaned the Company $2,250,000. The December Note originally bore interest at the rate of fifteen (15%) percent per annum, paid quarterly in arrears. The Note originally matured on March 31, 2020, unless prepaid or in default. As of March 31, 2020, the Company entered into an amendment with the lender pursuant to which the new maturity date for the note is now December 31, 2020. The note is not in default and on February 5, 2021 the Company converted the entire outstanding principal balance into shares of the Company’s common stock (See Note 16). Additionally, the interest rate changed to 10% per annum from March 31, 2020 through maturity and the Company may now prepay the December Note at any time without penalty.

The December Note is subject to acceleration in an Event of Default. Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the December Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2019, the Company had a principal balance $250,000 on this note and the Company had accrued $890 in interest expense. As of December 31, 2020, the Company had a principal balance $250,000 on this note and the Company had accrued $21,952 in interest expense. On February 5, 2021, pursuant to an exchange agreement, the Company converted the principal balance of the note into shares of the Company’s common stock (See Note 16).

January 27, 2020 Senior Promissory Note

On January 27, 2020, the Company executed a Senior Promissory Note (the “January Note”) in the principal amount of $250,000 payable to an unaffiliated third-party lender who had previously loaned the Company $2,500,000. The January Note bore interest at the rate of five (5%) percent per annum, paid quarterly in arrears. The January Note originally matured on May 15, 2020 unless in default. On May 15, 2020, the Company entered into an amendment with the lender pursuant to which the new maturity date for the note is now December 31, 2020. Additionally, the interest rate was changed to 10% per annum and the Company may now prepay the January Note at any time without penalty.

The January Note is subject to acceleration in an Event of Default. Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the January Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2020, the Company had a principal balance of $250,000 on this note and the Company had accrued $18,458 in interest expense.

February 25, 2020 Senior Promissory Note

On February 25, 2020, the Company executed a Senior Promissory Note (the “February Note”) in the principal amount of $1,000,000 payable to an unaffiliated third-party lender. The February Note bears interest at the rate of eighteen (18%) percent per annum, paid quarterly in arrears. The February Note matured on April 30, 2020.

The February Note is subject to acceleration in an Event of Default. Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the February Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. In July 2020, the Company used a portion of the proceeds from the July 3, 2020 senior promissory note to repay the principal of the February Note. The Company was not in default at that time. The Company also repaid all accrued interest related to the February Note.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2020

February and March 2020 Notes

On February 27, 2020 and March 23,2020, the Company executed two Senior Promissory Notes (the “Quarter-1 Notes”) in the principal amounts of $25,000 and $35,000, respectively, payable to an unaffiliated third-party lender. The Quarter-1 Notes originally bore interest at the rate of five (5%) percent per annum, paid quarterly in arrear and mature on December 31, 2020 unless in default. On June 1, 2020 the Company entered into an amendment pursuant to which the interest rate was changed to 10% per annum and the Company may now prepay the Quarter-1 Notes at any time without penalty.

The Quarter-1 Notes are subject to acceleration in an Event of Default (as defined). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the Quarter-1 Notes. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2020, the Company had a principal balance of $25,000 and $35,000, respectively, on these notes and the Company had accrued an aggregate of $3,963 in interest expense. On February 5, 2021, pursuant to an exchange agreement, the Company converted the principal balance of the note into shares of the Company’s common stock (See Note 16).

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

The April Note is subject to acceleration in an Event of Default. Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the April Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2020, the Company had a principal balance of $200,000 on this note and the Company had accrued $2,772 in interest expense. On February 5, 2021, pursuant to an exchange agreement, the Company converted the principal balance of the note into shares of the Company’s common stock (See Note 16).

May 5, 2020 Senior Promissory Note

On May 5, 2020, the Company executed a Senior Promissory Note (the “May 5 Note”) in the principal amount of $2,000,000 payable to an unaffiliated third-party lender who had previously loaned the Company $1,000,000. The May 5 Note bears interest at the rate of eighteen (18%) percent per annum, paid quarterly in arrears. The May 5 Note matured on December 31, 2020.

The May 5 Note is subject to acceleration in an Event of Default. Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the May 5 Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. In July 2020, the Company used a portion of the proceeds from the July 3, 2020 senior promissory note to repay the principal of the May 5 Note. The Company also repaid the accrued interest related to this note.

May 8, 2020 Senior Promissory Note

On May 8, 2020, the Company executed a Senior Promissory Note (the “May 8 Note”) in the principal amount of $2,000,000 payable to an unaffiliated third-party lender who had previously loaned the Company $3,000,000. The May 8 Note bears interest at the rate of eighteen (18%) percent per annum, paid quarterly in arrears. The May 8 Note matured on June 8, 2020.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2020

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

May 18, 2020 and July 3, 2020 Senior Promissory Notes

May 18, 2020 Senior Promissory Note

On May 18, 2020, the Company executed a Senior Promissory Note (the “May 18 Note”) in the principal amount of $2,000,000 payable to an unaffiliated third-party lender. The May 18 Note bears interest at the rate of eighteen (18%) percent per annum, paid quarterly in arrears. The May 18 Note matured on December 31, 2020. The note is not in default and the Company is currently in negotiations with the lender to extend the maturity date.

The May 18 Note is subject to acceleration in an Event of Default. Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the May 18 Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2020, the Company had a principal balance of $2,000,000 on this note.

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

The Company used the proceeds from the July 3 Note to repay the principal outstanding on the May 5 Note ($2,000,000), the May 8 Note ($2,000,000), and the February Note ($1,000,000). As of December 31, 2020, the Company had a principal balance of $5,000,000 on this note, which is classified as long-term on the consolidated balance sheet.

As of December 31, 2020, the Company has accrued an aggregate total of $148,685 in interest expense related to these loans.

August 4, 2020 Senior Promissory Note

On August 4, 2020, the Company executed a Senior Promissory Note (the “August 4 Note”) in the principal amount of $3,000,000 payable to an unaffiliated third-party lender. The August 4 Note bears interest at the rate of eighteen (18%) percent per annum, paid quarterly in arrears. The August 4 Note matures on December 31, 2020 unless in default.

The August 4 Note is subject to acceleration in an Event of Default. Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the August 4 Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2020

On October 29, 2020, the Company entered into a debt exchange agreement with the lender whereby the Company issued 259,741 shares of common stock at the rate of $3.85 per share in exchange for an aggregate of $1,000,000 principal amount of the existing loan.  The fair market value of the Company’s common stock on the date of exchange was $3.11 per share and as such, the Company recorded a gain of $192,205. Interest will continue to accrue on the remaining debt and the converted amount until December 31, 2020. As of December 31, 2020, the Company had a principal balance of $2,000,000 on this note and prepaid interest of $8,514. The note is not in default and the Company is in negotiations with the lender to extend the maturity date.

November 19, 2020 Debt Agreement

On November 19, 2020, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($611,500). The note matures on November 18, 2025 and bears an annual interest rate, based on a 360-day year, of 3.3% plus .6% plus 6-month Euribor when Euribor is positive.  Pursuant to the terms of the agreement, there is a six-month grievance from the first deposit date, which was November 19, 2020, for both interest accrual and principal repayment.  The principal is to be repaid in 18 quarterly installments of €27,000 with the first payment due 9 months from the first deposit. As of December 31, 2020, the Company had no accrued interest and a principal balance of €500,000 ($611,500), of which $543,557 is classified as Notes payable – long term portion on the consolidated balance sheet.

COVID-19 Government Loans

On May 12, 2020, the Company was granted and on May 22, 2020 the Company received a €300,000 ($366,900) loan from the Greek government. The loan will be repaid in 40 equal monthly instalments beginning on January 1, 2022 and bears an interest rate of 0.94% per annum. As a condition to the loan, the Company was required to retain the same number of employees until October 31, 2020.

On June 24, 2020 the Company received a loan £50,000 ($68,310) from the Greek government. The loan has a six-year maturity and bears interest at a rate of 2.5% per annum beginning 12-months after the initial disbursement. The Company may prepay this loan without penalty at any time.

None of the above loans were made by any related parties.

NOTE 11 – LEASES

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

The Company incurred lease expense for its operating leases of $188,400 and $223,927 which was included in “General and administrative expenses,” for the year ended December 31, 2020 and 2019, respectively.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2020

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of December 31, 2020.

Maturity of Lease Liability
2021	$248,288
2022	218,083
2023	192,583
2024	58,704
Thereafter	220,107
Total undiscounted operating lease payments	$937,765
Less: Imputed interest	(147,023)
Present value of operating lease liabilities	$790,742

The Company’s weighted-average remaining lease term relating to its finance leases is 5.11 years, with a weighted-average discount rate of 6.74%.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s finance leases as of December 31, 2020:

Maturity of Lease Liability
2021	$105,620
2022	76,252
2023	65,939
2024	49,688
2025	16,430
Thereafter	-
Total undiscounted finance lease payments	$313,929
Less: Imputed interest	(35,831)
Present value of finance lease liabilities	$278,098

The Company had financing cash flows used in finances leases of $85,804 and 74,476 for the years ended December 31, 2020 and 2019, respectively.

The Company incurred interest expense on its finance leases of $13,759 and $10,927 which was included in “Interest expense,” for the years ended December 31, 2020 and 2019, respectively. The Company incurred amortization expense on its finance leases of $123,533 and $160,542 which was included in “Depreciation and amortization expense,” for the years ended December 31, 2020 and 2019, respectively.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2020

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of December 31, 2020 and 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

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

NOTE 13 – EARNINGS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the Company, decreased with respect to net income or increased with respect to net loss by dividends declared on preferred stock by using the weighted-average number of common shares outstanding. The dilutive effect of incremental common shares potentially issuable under outstanding options, warrants and restricted shares is included in diluted earnings per share in 2020 and 2019 utilizing the treasury stock method. The computations of basic and diluted per share data were as follows:

	2020	2019
Numerator for Basic and Diluted Earnings Per Share:
Net income (loss)	$820,786	$(3,298,965)
Denominator for Basic Earnings Per Share:
Weighted Average Shares	13,270,097	13,273,596
Potentially Dilutive Common Shares	37,698	-
Adjusted Weighted Average Shares	13,307,795	13,273,596
Basic and Diluted Net Income (Loss) per Share	0.06	(0.25)

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2020

The following table summarized the potential shares of common stock that were excluded from the computation of diluted net loss per share for the years ended December 31, 2020 and 2019 as such shares would have had an anti-dilutive effect:

	2020	2019
Common stock warrants	-	-
Common Stock Options	-	42,808
Convertible Debt	-	-
Total	-	42,808

NOTE 14 - STOCK OPTIONS AND WARRANTS

As of December 31, 2020, there were 62,000 options outstanding and 62,000 options exercisable with expiration dates commencing January 2021 and continuing through January 2022.

A summary of the Company’s option activity during the years ended December 31, 2020 and 2019 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2018	74,000	$1.32	2.47	$198,000
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2019	74,000	$1.32	1.47	$64,800
Granted	-	-	-	-
Forfeited	(12,000)	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2020	62,000	$1.19	0.60	$242,200

Exercisable, December 31, 2020	62,000	$1.19	0.60	$242,200

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2020

A summary of the Company’s warrant activity for the years ending December 31, 2020 and 2019 is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2018	1,164,673	$6.41	5.01	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2019	1,164,673	$6.41	4.01	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2020	1,164,673	$6.41	3.01	$5,360

Exercisable, December 31, 2020	1,164,673	$6.41	3.01	$5,360

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

The Company disaggregates revenue by country to depict the nature and economic characteristics affecting revenue. The following table presents our revenue disaggregated by country for the years ended:

Country	2020	2019
Croatia	$24,840	$22,497
Cyprus	36,987	-
Denmark	537,098	97,905
France	18,988	153,422
Georgia	-	5,301
Germany	1,314,381	6,672,511
Greece	51,259,784	26,101,316
Hungary	-	1,094,446
Indonesia	-	7,172
Ireland	36,349	467,965
Italy	75,183	196,044
Jordan	29,635	20,144
Libya	1,028	396,333
Netherlands	188,890	846,479
Poland	29,358	307,624
Spain	-	-
Turkey	-	24,347
UK	1,853,816	3,262,880
Total	$55,406,337	$39,676,385

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2020

NOTE 16 – SUBSEQUENT EVENTS

January 7, 2021 Subscription Agreement

On January 7, 2021 (the “Issue Date”), the Company entered into a subscription agreement with an unaffiliated third party, whereby the Company issued for a purchase price of $100,000 in principal amount a convertible promissory note. The note bears an interest rate of 8% per annum and matures on the earlier of (i) consummation of the Company listing its common shares on the NEO Stock Exchange or October 31, 2021.

Upon the consummation of a NEO listing, the total principal and accrued interest outstanding on the note will convert into shares of the Company’s common stock at a 25% discount to the prices of the common shares sold in the financing to be conducted in conjunction with the NEO listing. In the event that a NEO listing is not consummated on or before October 31, 2021, the note holder will have the option, in part or in full, to have the note repaid with interest, or convert the note into Company common stock at a 25% discount to the 30-day volume-weighted average price of the Common Shares on the most senior stock exchange in North American on which the common shares are trading prior to conversion.

Exchange Agreement

The Company entered into an Amended and Restated Debt Exchange Agreement (the “Agreement”) dated as of February 5, 2021, with an unaffiliated third-party lender (the “Lender”). This Agreement replaced in its entirety the Debt Exchange Agreement between the parties dated as of December 18, 2020, which was deemed to be null and void.

The Agreement provides for the issuance by the Company of 781,819 shares of common stock (the “Exchange Shares”), at the rate of $3.85 per share, in exchange for an aggregate of $3,010,000 principal amount (the “Debt”) of existing loans made by the Lender to the Company.

The market price at the time this Agreement was negotiated was $3.85 per share. Certain “make whole” provisions and the grant of warrants were eliminated. Interest was accrued through the date of the Agreement. Thereafter, all accrued and unpaid interest, as well as any unpaid fees, shall be paid in three (3) equal monthly installments following the closing of a planned Canadian public offering. Pursuant to this Agreement, Grigorios Siokas, the Company’s Chief Executive Officer and principal shareholder, will be released from all personal guarantees on the Debt.

Stock Purchase Agreement

On February 5, 2021, the Company entered into a Stock Purchase Agreement (the “February SPA”) with an unaffiliated third-party.  The February SPA provides for the Company’s to sell 65,000 shares of the Company’s common stock held in treasury at $3.85 per share or a total of $250,000.

February 5, 2021 Consulting Agreement

The Company entered into a Consulting Agreement (the “Agreement”) effective as of February 5, 2021, with a non-affiliated consultant (the “Consultant”). The Company engaged the Consultant to perform consulting services relating to Company management, debt structure, business plans and business development in connection with any capitalization transactions involving the Company and any newly created or existing entities. The Agreement is for a term of nine (9) months with an initial term of ninety (90) days (the “Initial Term”). The Agreement is terminable by the Company for any reason upon written notice at any time after the Initial Term.

The Company agreed to pay Consultant and its assignees an aggregate of 1,800,000 restricted shares of Common Stock at the rate of 200,000 shares per month, which shall be issued and fully paid for in consideration of the Consultant’s considerable expertise and experience and its commitment to work for the Company. However, in the event the Agreement is terminated for any reason after the Initial Term, the shares are subject to a claw back for any months remaining after the Termination Date. The Consultant retained 800,000 of the 1,800,000 shares and agreed with an assignee and the Company that 1,600,000 of the 1,800,000 shares shall be held in book entry for six (6) months from the date of this Agreement, subject to the above claw back.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer/Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were partially effective. The Internal Auditor of the Company has already developed the existing internal controls and processes. The Company will also hire one more person to join the internal audit team within 2021 in order to empower the reassurance of regulatory compliance with SEC reporting requirements.

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

With the participation of the Chief Executive Officer/Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation, our management has concluded that our internal control over financial reporting was partially effective as of December 31, 2020, as the result of a weakness. The weakness results from deficiencies in internal control that collectively constitute a weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. We had the following material weaknesses at December 31, 2020:

•	The Company has a lack of proper segregation of duties.
•	The Company’s internal control structure lacks multiple levels of review and oversight.

Remediation of Deficiencies and Material Weaknesses

We are unable to remedy all material weaknesses present in our internal controls until we are able to hire additional employees, so that we may then introduce checks and balances on internal controls.

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

We have proceeded to different types of controls in order to remediate deficiencies;

Preventive controls: segregation of duties on main areas such as  payroll, fixed assets, inventory and IT controls.

Detective controls: reconciliations on main areas such as payroll, fixed assets, inventory, Accounts payable, Accounts receivable, as well as, physical counts of inventory are performed on a monthly/quarterly/annual basis according to the risk the company is exposed.

Corrective controls: when we find errors or discrepancies on the controls the Internal Auditor passes them to management team and colleagues who are involved either written or verbally.

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

Name	Age	Position

Grigorios Siokas	55	CEO and Director

Pavlos Ignatiades	58	Chief Operating Officer

Georgios Terzis	39	CFO

Demetrios G. Demetriades	54	Secretary and Director

Dimitrios Goulielmos	53	Director

John J. Hoidas	55	Director

Peter Goldstein	58	Executive Director

Grigorios Siokas joined us as CEO, CFO and Director on February 26, 2016. He has over 15 years’ experience in the pharmaceutical industry. Since 2014, he has served as the CEO and Operations Manager of SkyPharm SA a wholly-owned subsidiary of the Company. SkyPharm SA is a pharmaceutical company located in Greece that mainly exports medicines from Greece to other European countries, such as Germany, England and Denmark. Prior to 2014, Mr. Siokas worked in a variety of sectors of the pharmaceutical industry mostly in the trading of medicines in Greece and other European countries. Additionally, since 2000 he has been a major shareholder in various pharmaceutical companies such as: Ippokratis Pharmaceuticals, (annual sales of over € 78 million); Thrakis Pharmaceuticals, (annual sales of over € 20 million); Thessalias Pharmaceuticals, (annual sales of over € 18 million); and ZED Pharma SA, (annual sales of over € 35 million). During the 1990s, Mr. Siokas founded and operated a marble wholesale import – export company in Germany. Within a period of two years he became the 4th biggest Greek marble importer in Germany. He also ran a Tour Operation with many different airlines, serving millions of customers. Grigorios Siokas has a Bachelor’s Degree in Geology from the Aristotle University of Thessaloniki, Greece. He received a Masters in management and finance from the University of Stuttgart and the University of Tuebigen, Germany.

Pavlos Ignatiades was elected COO on November 11, 2020. He has been a senior portfolio manager and the CEO of INVESTMENT ANALYSIS S.A for over 10 years operating in the Athens Stock Exchange. He worked as an independent financial analyst for listed companies in Greece and abroad while he oversaw foreign funds (American and Asian) targeted at Greek innovative companies. Since the beginning of Cosmos Holdings, he is in charge of the daily activities of all subsidiaries and overviews all strategic tasks of the organization.

Georgios Terzis was elected CFO on November 11, 2020. Prior thereto he was employed by the Company as International Finance Manager. He has served as an Executive Consultant to several multinational advisory firms where, he achieved commitments of more than >€50mil funding, financing and state incentives to a numerus investment in healthcare, logistics, RES and manufacturing industries. George holds an MBA from Alba Graduate Business school and a Bachelor’s Degree in Financial Management from University of Attica. He is certified as an independent valuator of companies and private investments by the European Commission.

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

Peter Goldstein was elected Executive Director of the Company on October 15, 2020.  Peter Goldstein, age 58, has over 30 years of diverse and global entrepreneurial, client advisory and capital market experience. With a background in international business, he has worked across a range of markets and industries, holding positions including investment banker, chairman, chief executive officer, and advisor to public, private, and emerging growth companies.  Goldstein has achieved capital market objectives by drawing on his strengths in M&A, strategic planning and transaction structuring, as well as his own entrepreneurial success. He has steered and completed initial public offerings (IPO), uplisting and reverse merger transactions, secured private placements and designed successful crowdfunding campaigns.

In July 2018, he founded Exchange Listing, LLC to provide growth companies with a cost-effective one-stop strategic planning and implementation service to list on senior exchanges such as NASDAQ, NYSE and NEO. His most recent advisory success, Mr. Goldstein advised on Siyata Mobile (NasdaqCM: SYTA) upsized $12.6 Million U.S. Initial Public Offering and listing on the NASDAQ which closed in September 2020.

Mr. Goldstein is founder and chief executive officer of Grandview Capital Partners, Inc., a company that has provided M&A, financial, operational, and organizational consulting services to businesses globally across a wide range of industries. He previously founded Grandview Capital, Inc., a boutique investment bank, where he served as managing director of investment banking.

In addition to advising other businesses, Goldstein launched and successfully grew several of his own companies. He was Co-Founder and chairman of the board of Staffing 360 Solutions, Inc. NASDAQ: STAF, an emerging public company in the international staffing sector engaged in the acquisition of domestic and international staffing agencies. He began his entrepreneurial career as founder and CEO of a specialty food distributor, which pioneered the farm-to-table organic produce industry in top-tier New York City restaurants.

Mr. Goldstein has an MBA in International Business from the University of Miami, and held the Series 7, 24,79, 99 and 66 registrations with FINRA.

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

Audit Committee

We have a separately-designated standing audit committee, which is appointed by the Board of Directors of Cosmos Holdings Inc. Our three independent directors, John Hoidas, Demetrios Demetriades and Peter Goldstein serve on the Audit Committee. Primary function of the committee is to assist the Board of Directors in overseeing (1) the financial reporting and accounting processes of the Company, and (2) the financial statements audits of the Company. The Committee also prepares a written report to be included in the annual proxy statement of the Company pursuant to the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). In furtherance of these purposes, the Committee shall maintain direct communication among the Company’s independent auditors and the Board of Directors. The independent auditors and any other registered public accounting firm engaged in preparing or issuing an audit report or performing other audit review or attest services for the Company shall report directly to the Committee and are ultimately accountable to the Committee and the Board of Directors.

In discharging its oversight role, the Committee is authorized to investigate any matter brought to its attention with full access to all books, records, facilities and personnel of the Company. The Committee shall have the sole authority to retain at the Company’s expense outside legal, accounting or other advisors to advise the Committee and to receive appropriate funding, as determined by the Committee, from the Company for the payment of the compensation of such advisors and for the payment of ordinary administrative expenses of the Committee that are necessary to carry out its duties. The Committee may request any officer or employee of the Company or the Company’s outside counsel or independent auditors to attend a meeting of the Committee or to meet with any member of, or advisors to, the Committee. The Committee may also meet with the Company’s investment bankers or financial analysts who follow the Company.

The Committee shall meet no less frequently than four times per year, with additional meetings as circumstances warrant. The Committee shall also meet periodically with management, the internal auditors, if any, and the independent auditors in separate executive sessions. The Committee shall record the minutes of all such meetings and shall submit the minutes of its meetings to, or discuss the matters deliberated at each meeting with, the Board of Directors. The Company’s chief financial or accounting officer shall function as the management liaison officer to the Committee.

Director Independence

Our board of directors has determined that John Hoidas, Dimitrios Goulielmos and Demetrios G. Demetriades qualifie as an “independent board member” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2020, one person, John Hoidas, failed to file, on a timely basis, one identified report required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2020.

Code of Ethics

We have adopted a Code of Ethics for Financial Executives, which includes our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics has previously been filed as an exhibit with the SEC.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal year ended December 31, 2020 and 2019.

SUMMARY COMPENSATION TABLE

Name	YE 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Grigorios	2020	-	-	-	-	-	-	-	-
Siokas (1)	2019	-	-	-	-	-	-	-	-

Georgios	2020	6,200	-	-	-	-	-	-	-
Terzis	2019	-	-	-	-	-	-	-	-

________________

(1)	Mr. Siokas became the Company’s Chief Executive Officer and Director of the Company in 2016.
(2)	Mr. Terzis became the Company’s Chief Financial Officer on November 11, 2020.

Narrative Disclosure to the Summary Compensation Table

There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2020.

OUTSTANDING EQUITY AWARDS AT YEAR END

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options		Option Exercise	Option Expiration	No. of Shares or Units of Stock that Have Not	Market Value of Shares or Units of Stock that Have Not	Equity Incentive Plan Awards: No. of Unearned Shares, Units or Other Rights That Have Not
Name	Exercisable	Un-exercisable	Price ($)	Date	Vested (#)	Vested ($)	Vested

Grigorios Siokas	-	-	-	-	-	-	-

Georgios Terzis	25,000	-	$0.40	01/01/21	-	-	-
	25,000	-	$0.40	01/01/22	-	-	-

Dimitrios Goulielmos	-	-	-	-	-	-	-

John Hoidas	-	-	-	-	-	-	-

Demetrios G. Demetriades	-	-	-	-	-	-	-

Director Compensation

During the fiscal year ended December 31, 2020, no compensation was awarded to, earned by, or paid to our current director for services rendered in any capacities to us.

In the future we may grant options to our directors to purchase shares of common stock as determined by our Board of Directors or a compensation committee that may be established.

Stock Option Plans

We did not have a stock option plan as of December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of April 8 2021, for each of the following persons, after giving effect to the transaction under the Exchange Agreement:

•	all such directors and executive officers as a group; and
•	each person who is known by us to own beneficially five percent or more of our common stock prior to the change of control transaction.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. The percentage of class beneficially owned set forth below is based on 16,066,962 shares of common stock issued and outstanding on April 8, 2021. We calculated beneficial ownership according to Rule 13d-3 of the Securities Exchange Act of 1934, as amended as of that date (the “Exchange Act”). Shares of our Common Stock issuable upon exercise of options or warrants or conversion of Notes that are exercisable or convertible within sixty (60) days of April 8, 2021 are included as beneficially owned by the holder, but not deemed outstanding for computing the percentage of any other Stockholder for Percentage of Common Stock Beneficially Owned Immediately. Beneficial ownership generally includes voting and dispositive power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole dispositive power with respect to all shares beneficially owned.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership		% of Common Stock

Grigorios Siokas [1]	Common	7,724,539		48.08%

Dimitrios Goulielmos [2]	Common	540,000		3.36%

DIRECTORS AND OFFICERS		8,264,539		51.44%

5% SHAREHOLDERS
Hudson Bay Ltd [3]		1,009,594	[4]	6.28%

____________

(1)	Mr. Siokas has a voting block of 7,845,639 common shares, or 48.08% of the issued and outstanding common stock of the Company as of April 8, 2021.

(2)

Mr. Goulielmos is the owner of Jaron Trading Limited a company that holds 40,000 common shares. Therefore Mr. Goulielmos, in addition to the 500,000 common shares that he personally owns, he controls the 40,000 that belongs to Jaron Trading Limited. Attributing these shares to Mr. Goulielmos gives him a voting block of 540,000 shares, or 3.36% of the issued and outstanding common stock of the Company at April 8, 2021.

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

(4)

As reported on Schedule 13G/A filed with the SEC on February 9, 2021, beneficial ownership of Hudson Bay Ltd. includes shares of common stock issuable upon conversion of convertible Notes (which have since been repaid) and shares issuable upon exercise of Warrants that are held by such holder. Conversion of the Notes and exercise of the Warrants are each subject to a blocker provision which prevents any holder from converting or exercising, as applicable, the Notes or the Warrants into shares of Common Stock if its beneficial ownership of the Common Stock would exceed 9.99% of the Company’s issued and outstanding Common Stock (each, a “Blocker”).

Percentages are based on 16,066,962 shares outstanding at April 8, 2021.

Other than the shareholders listed above, we know of no other person who is the beneficial owner of more than five percent (5%) of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Grigorios Siokas

During the year ended December 31, 2020, the Company borrowed proceeds of €266,200 ($325,563) and $400,000 and repaid €122,400 ($149,695) of these loans. These loans are non-interest bearing and have no maturity dates. As of December 31, 2020, the Company has an outstanding principal balance of $1,629,246.under these loans.

On December 20, 2018, the €1,500,000 ($1,718,400) note payable, originally borrowed pursuant to a Loan Agreement with a third-party lender, dated March 16, 2018, was transferred to Grigorios Siokas. The note bears an interest rate of 4.7% per annum and had a maturity date of March 18, 2019. As of December 31, 2020, the Company has an outstanding balance of €400,000 ($489,200) and accrued interest of €158,287 ($193,585).

Grigorios Siokas is the Company’s CEO and principal shareholder, and is hence considered a related party to the Company.

Doc Pharma

As of December 31, 2020, the Company has a prepaid balance of $3,4468,653 to Doc Pharma S.A. related to purchases of inventory. Additionally, the Company has a receivable balance of $3,468,564. As of December 31, 2019, the Company has a prepaid balance of $2,449,484 and an accounts payable balance of  $25,346, resulting in a net prepaid balance of $2,424,138 to Doc Pharma S.A. related to purchases of inventory. Additionally, the Company has a receivable balance of  $613,264.

During the years ended December 31, 2020 and 2019, the Company purchased a total of $5,983,809 and $3,464,725 of products from Doc Pharma S.A., respectively. During the years ended December 31, 2020 and 2019 the Company had $2,843,260 and $873,041 revenue from Doc Pharma S.A., respectively.

On November 1, 2015, the Company entered into a €12,000 ($12,662) Loan Agreement with Doc Pharma S.A, pursuant to which Doc Pharma S.A., paid existing bills of the Company in the amount of €12,000 ($12,662), excluding the Vendor Bills. The loan bears an interest rate of 2% per annum and was due and payable in full on October 31, 2016. On December 18, 2020, the Company repaid the principal of this loan. As of December 31, 2020, the Company has an outstanding principal balance of $0 and accrued interest expense of $1,364.

On October 3, 2017, the Company, via its subsidiary SkyPharm, signed an Assignment Contract with Doc Pharma S.A. for various services that include the market analysis, research, development of formulas of products, design of product packaging, registration of products, and manufacturing of a new line of dietary supplement products. SkyPharm was given the exclusive rights to market and distribute the supplements in both the domestic Greece market and the international market, either through companies owned by the Company or third parties. Following product design and development, Doc Pharma S.A. will provide the Company with a complete dossier with all necessary data to be submitted to the National Organization for Medicines for required approvals. The total price of the project is €455,000 plus the corresponding VAT. We had no expense related to the agreement in the year ended December 31, 2020. The total length of the contract was through December 31, 2018. The contract is subject to earlier termination upon written notice if: (i) for any reason, the marketing license for the products expires or if lifted, revoked or suspended; (ii) Doc Pharma’s production license is revoked for the category of supplements under the contract; (iii) either party breaches the contract and it is not cured within thirty (30) days of written notice to the other party; or (iv) the bankruptcy or similar proceedings by one of the parties.

Doc Pharma S.A is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the wife of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma SA in the past.

Dimitrios Goulielmos

On November 21, 2014, SkyPharm entered into a Loan Agreement with Dimitrios Goulielmos, former Chief Executive Officer, and a current director of the Company, pursuant to which the Company borrowed €330,000 ($401,115) from Mr. Goulielmos. The Loan bore an interest rate of 2% per annum and was due and payable in full on May 11, 2015. On November 4, 2015, €130,000 ($142,860) in principal and the related accrued interest of €733 ($806) was forgiven and the remaining balance of €200,000 will no longer accrue interest as part of the stock purchase agreement with Grigorios Siokas on November 4, 2015. During the year ended December 31, 2020, the Company paid back an additional €3,000 ($3,669) and as of December 31, 2020, an outstanding principal balance of €10,200 ($12,464) and €0 ($0) accrued interest remains.

Dimitrios Goulielmos is a current director and former CEO of the Company, and is hence considered a related party to the Company.

Item 14. Principal Accountant Fees and Services

On January 18, 2019, the Company’s Board of Directors approved the engagement of Armanino LLP (“Armanino”) as the Company’s new Independent Certified Public Accountants, and the Company entered into an engagement agreement with Armanino on January 18, 2019. Armanino performed the audit of the Company’s consolidated financial statements for the fiscal years ended December 31, 2020 and December 31, 2019 and issued the audit report in this Annual Report.

The following table presents: (1) estimated fees for professional audit services rendered by Armanino for the audit of our annual financial statements and for other services for the year ended December 31, 2020; and (2) fees for professional audit services rendered by MB for the audit of our annual financial statements and for other services for the years ended December 31, 2020 and 2019.

Financial Statements for the Year Ended	Audit Services	Audit Related Fees	Tax Fees	Other Fees
December 31, 2020
ARMANINO LLP	$115,000	-	-	-
December 31, 2019
ARMANINO LLP	$75,000	-	-	-

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

Audit Fees for the fiscal years ended December 31, 2020 and 2019 were for professional services rendered for the audits and quarterly reviews of the financial statements of the Company, consents, and other assistance required to complete the year-end audit of the financial statements.

As the Company has a formal audit committee, the services described above were approved by the audit committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X.Further, as the Company has a formal audit committee, the Company has audit committee pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Document Description

2.1	Share Exchange Agreement by and among Prime Estates and Developments Inc. and Amplerissimo dated September 27, 2013 (25)

3.1	Articles of InCompany of the Registrant dated November 14, 2013 (1)

3.2	Certificate of Amendment to Articles of InCompany of the Registrant filed on October 11, 2017 (13)

3.3	Bylaws of the Registrant (1)

4.1	Form of Securities Purchase Agreement dated November 15, 2017 by and among Cosmos Holdings Inc. and the Buyers listed (14)

4.2	Form of Senior Convertible Note (14)

4.3	Form of Warrant to Purchase Common Stock (14)

4.4	Form of Leak-Out Agreement (14)

4.5	Form of Registration Rights Agreement (14)

4.6	Form of Amendment and Exchange Agreement (22)

4.7	Form of Senior Convertible Note (22)

4.8	Common Stock Purchase Warrant issued to Roth Capital Partners (21)

4.9	Securities Purchase Agreement dated September 4, 2018, by and among Cosmos Holdings Inc. and the Buyers listed (26)

4.10	Senior Convertible Note dated September 4, 2017 issued to Hudson Bay Master Fund (26)

4.11	Senior Convertible Note dated September 4, 2018 issued to Alto Opportunity Master Fund, SPC-Segregated Master Portfolio B (26)

4.12	Warrant dated September 4, 2018 issued to Hudson Bay Master Fund (26)

4.13	Warrant dated September 4, 2018 issued to Alto Opportunity Master Fund, SPC-Segregated Master Portfolio B (26)

4.14	Registration Rights Agreement dated September 4, 2018 (26)

4.15	Leak-Out Agreement dated September 4, 2018 between Cosmos Holdings Inc. and Hudson Bay Master Fund (26)

4.16	Leak-Out Agreement dated September 4, 2018 between Cosmos Holdings Inc. and Alto Opportunity Master Fund, SPC-Segregated Master Portfolio B (26)

4.17	Common Stock Purchase Warrant dated September 4, 2017 issued to Roth Capital Partners LLC (26)

4.18	Form of Second Amendment and Exchange Agreement (31)

4.19	Form of Senior Convertible Note (31)

10.1	Stock Purchase Agreement, dated November 4, 2015, by and between Grigorios Siokas and Dimitrios S. Goulielmos (4)

10.2	Loan Facility Agreement, dated as of August 4, 2016, by and among SkyPharm S/A, Grigorios Siokas, as Guarantor and Synthesis Peer to Peer Income Fund. (5)

10.3	Pledge Agreement, by and between Grigorios Siokas and Synthesis Peer-to Peer Income Fund (5)

10.4

First Deed of Amendment relating to Loan Facility Agreement, dated as of August 4, 2016, by and among Sky Pharm S.A., as Borrower, Grigorios Siokas, as Guarantor and Synthesis Peer-to Peer Income Fund (6)

10.5	Intellectual Property Sale Agreement, dated as of October 1, 2016, by and among the Company, Anastasios Tsekas and Olga Parthenea Georgatsou (7)

10.6

Amended and Restating Loan Facility Agreement, dated as of March 23, 2017, by and among SkyPharm S.A., as Borrower, Grigorios Siokas, as Guarantor and Synthesis Peer-to Peer Income Fund, as Lender (11)

10.7	Trade Finance Facility Offer Letter, dated as of April 10, 2017, by and between Decahedron Ltd. and Synthesis Structured Commodity Trade Finance Limited. (12)

10.8	Trade Finance Facility Agreement, dated as of April 10, 2017, by and between Decahedron Ltd. and Synthesis Structured Commodity Trade Finance Limited. (12)

10.9	Cross Guarantee and Indemnity Agreement, dated as of April 10, 2017, by and among Cosmos Holdings Inc., Decahedron Ltd. and Synthesis Structured Commodity Trade Finance Limited. (12)

10.10	Security Assignment of Receivables and other Contractual Rights, dated as of April 10, 2017, by and between Decahedron Ltd. and Synthesis Structured Commodity Trade Finance Limited. (12)

10.11	Trade Finance Facility Agreement, dated May 12, 2017 by and between SkyPharm S.A and Synthesis Structured Commodity Finance Limited. (15)

10.12

Cross Guarantee and Indemnity Agreement dated May 12, 2017 by and between SkyPharm S.A., as Commodity Buyer, Cosmos Holdings Inc. as Guartor and Synthesis Structured Commodity Trade Finance Limited (15)

10.13	Security Assignment of Receivables and other Contractual Rights, dated May 12, 2017 by and between SkyPharm S.A and Synthesis Structured Commodity Trade Finance Limited (15)

10.14	Distribution and Equity Acquisition Agreement Effective as of March 19, 2018 by and between Cosmos Holdings, Inc. and Marathon Global Inc. (23)

10.15	First Amendment to Share Exchange Agreement dated May 24, 2018 (27)

10.16	Stock Purchase Agreement dated as of June 23, 2018 by and among Cosmofarm Ltd., Deepdae Holdings Ltd. and Cosmos Holdings Inc. (28)

10.17	Share Exchange Agreement dated as of June 26, 2018 with Marathon Global Inc. (29)

10.18	Share Purchase Agreement dated September 30, 2018 by and between Cosmos Holdings Inc. and Abbydale Management Ltd. (41)

10.19	Further Amendment dated October 17, 2018 to Supplemental Deed dated May 16, 2018 by and among SkyPharm S.A., Cosmos Holdings Inc. and Synthesis Structured Commodity Trade Finance Limited (32)

10.20	Form of Third Amendment and Exchange Agreement (33)

10.21	Form of Exchange Warrant (33)

10.22	Form of Leak-Out Agreement (33)

10.23	Amendment dated as of December 19, 2018 to Stock Purchase Agreement dated as of June 23, 2018 by and among Cosmofarm Ltd., Deepdae Holding Ltd. and Cosmos Holdings Inc. (34)

10.24	Promissory Note dated December 19, 2018 from Cosmos Holdings Inc. to Deepdae Holding Ltd. (34)

10.25	Stock Purchase Agreement dated as of February 5, 2019 (36)

10.26	Stock Purchase Agreement dated as of February 18, 2019 (37)

10.27

Amendment dated as of December 19, 2018 to Stock Purchase Agreement dated as of June 23, 2018 by and among Cosmofarm Ltd., Deepdae Holding Ltd. and Cosmos Holdings Inc. filed with Form 8-K on December 20, 2018 (34)

10.28	Promissory Note dated December 19, 2018 from Cosmos Holdings Inc. to Deepdae Holding Ltd. filed with Form 8-K on December 20, 2018 (34)

10.29	Form of Senior Promissory Note (39)

10.30	Form of Guaranty Agreement (39)

10.31	Form of Securities Purchase Agreement by and Among Cosmos Holdings Inc and the Buyer (42)

10.32	Form of Senior Convertible Note (42)

10.33	Debt Exchange Agreement dated May 28, 2019 (43)

10.34	Debt Exchange Agreement dated June 24,2019 (44)

10.35	Form of Forbearance and Amendment Agreement (45)

10.36	Form of Senior Promissory Note dated May 5, 2020 for $2,000,000 (46)

10.37	Form of Senior Promissory Note dated May 8, 2020 for $2,000,000 (46)

10.38	Form of Senior Promissory Note dated May 18, 2020 for $2,000,000 (47)

10.39	Form of Senior Promissory Note dated July 3, 2020 for $5,000,000 (47)

10.40	Agreement dated June 30, 2020 by and among Synthesis Peer-to-Peer Income Fund, Sky Pharm S.A. and Grigorios Siokas (47)

10.41	Second Forbearance and Amended Agreement dated September 23, 2020 by and between Hudson Bay Master Fund Ltd. and the Registrant (48)

10.42	Advisory Agreement dated October 8, 2020 by and between the Registrant and PGS Ventures B.V. (49)

10.43	Advisory Agreement dated October 5, 2020 by and between Greg Siokas and PGS Ventures B.V. (50)

10.44	Advisory Agreement dated October 5, 202 by and between the Registrant and PGS Ventures B.V (50)

10.45	Senior Promissory Note dated August 4, 2020 for $3,000,000 (51)

10.46	Employment Agreement dated January 1, 2019 by and between the Registrant and Georgios Terzis (52)

10.47	Debt Exchange Agreement dated December 21, 2020 by and among the Registrant, Grigorios Siokas and an unaffiliated lender (53)

10.48	Debt Exchange Agreement dated October 29, 2020 by and among the Registrant, Grigorios Siokas and an unaffiliated lender (54)

10.49	Amended and Restated Debt Exchange Agreement dated as of February 5, 2021 (55)

10.50	Consulting Agreement dated as of February 5, 2021 by and between the Registrant and an unaffiliated consultant (56)

10.51	Addendum to Consulting Agreement dated as of February 5, 2021 by and between the Registrant and an unaffiliated consultant (56)

14.1	Code of Ethics (30)

16.1	Letter from Malone Bailey LLP dated January 23, 2019 (35)

21	List of Subsidiaries (57)

31.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.*

_____________

*	Filed with this Report

(1)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-162597) filed by the Registrant on October 20, 2009.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on May 1, 2014.

(3)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on January 9, 2017.

(4)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on November 9, 2015.

(5)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on August 16, 2016.

(6)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on September 16, 2016.

(7)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on October 5, 2016.

(8)	Incorporated by reference to the Current Report on Form 8-K dated as of November 16, 2016 filed by the Registrant on November 22, 2016.

(9)	Incorporated by reference to the Current Report on Form 8-K dated as of November 17, 2016 filed by the Registrant on November 22, 2016.

(10)	Incorporated by reference to the Current Report on Form 8-K/A filed by the Registrant on February 13, 2017.

(11)	Incorporated by reference to the Current Report on Form 8-K/A filed by the Registrant on March 28, 2017.

(12)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on April 14, 2017.

(13)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant in October 11, 2017.

(14)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on November 16, 2017.

(15)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on May 18, 2017.

(16)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on April 1, 2014.

(17)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on November 26, 2014.

(18)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on January 5, 2015.

(19)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on March 31, 2015.

(20)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on November 9, 2015.

(21)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on December 27, 2017.

(22)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on February 21, 2018.

(23)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on March 19, 2018.

(24)	Incorporated by reference to Registration Statement on Form S-1/A (No. 333-222061) filed by the Registrant on January 22, 2018.

(25)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on October 3, 2013.

(26)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on September 5, 2018.

(27)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on May 31, 2018.

(28)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on June 26, 2018.

(29)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on July 19, 2018.

(30)	Incorporated by reference to the filing of the Annual Report on Form 10-K filed by the Registrant on April 17, 2018.

(31)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on September 27, 2018.

(32)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on October 19, 2018.

(33)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on December 13, 2018.

(34)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on December 21, 2018.

(35)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on January 25, 2019.

(36)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on February 6, 2019.

(37)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on February 19, 2019.

(38)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on March 7, 2019.

(39)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on April 4, 2019.

(40)	Incorporated by reference to Registration Statement on Form S-1/A (No. 333-222061) filed by the Registrant on January 31, 2018.

(41)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on October 4, 2018.

(42)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on May 16, 2019

(43)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on May 28, 2019.

(44)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on June 25, 2019.

(45)	Incorporated by reference to the filing of the Current Report on Form 8-Kfiled by the Registrant on March 23, 2020.

(46)	Incorporated by reference to the filing of the Quarterly Report on Form 10-Q filed by the Registrant on May 15, 2020

(47)	Incorporated by reference to the filing of the Quarterly Report on Form 10-Q filed by the Registrant on August 13, 2020

(48)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on September 24, 2020

(49)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on October 15, 2020

(50)	Incorporated by reference to the filing of the Current Report on Form 8-K/A filed by the Registrant on November 13, 2020

(51)	Incorporated by reference to the filing of the Quarterly Report on Form 10-Q filed by the Registrant on November 16, 2020

(52)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on November 17, 2020

(53)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on December 22, 2020

(54)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on March 11, 2020

(55)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on April 2, 2021

(56)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on April 8, 2021

(57)	Incorporated by reference to the filing of the Annual Report on Form 10-K filed by the Registrant on April 14, 2020

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cosmos Holdings Inc.

Date: April 15, 2021	By:	/s/ Grigorios Siokas
Grigorios Siokas

In accordance with the Exchange Act, this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Grigorios Siokas	Chief Executive Officer and Director	April 15, 2021
Grigorios Siokas	(Principal Executive Officer)

/s/ Georgios Terzis	Chief Financial Officer	April 15, 2021
Georgios Terzis	(PrincipalFinancial Officer, And Principal Accounting Officer)

/s/ Dimitrios Goulielmos	Director	April 15, 2021
Dimitrios Goulielmos

/s/ Demetrios G. Demetriades	Secretary and Director	April 15, 2021
Demetrios G. Demetriades

/s/ John J. Hoidas	Director	April 15, 2021
John J. Hoidas

/s/ Peter Goldstein	Executive Director	April 15, 2021
Peter Goldstein

