Form 10-Q
period 2021-03-31
Cosmos Holdings Inc.
filed 2021-05-17
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 17, 2021, there were 16,066,947 shares issued and 15,716,619 shares outstanding of the registrant’s common stock.

COSMOS HOLDINGS INC.

COSMOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$431,807	$628,395
Accounts receivable, net	21,845,148	23,440,650
Accounts receivable - related party	3,247,612	3,468,564
Marketable securities	214,349	222,792
Inventory	3,417,074	3,292,557
Prepaid expenses and other current assets	4,872,709	5,148,441
Prepaid expenses and other current assets - related party	3,522,041	3,468,653
Operating lease right-of-use asset	798,623	833,763
Financing lease right-of-use asset	247,463	269,131

TOTAL CURRENT ASSETS	38,596,826	40,772,946

Property and equipment, net	1,623,962	1,757,213
Goodwill and intangible assets, net	222,348	230,506
Other assets	752,423	905,318
Deferred tax assets	499,368	178,430

TOTAL ASSETS	$41,694,927	$43,844,413

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,305,219	$11,973,981
Accounts payable and accrued expenses - related party	27,453	1,733
Accrued interest	1,180,523	742,374
Customer advances	22,761	22,340
Convertible notes payable, net of unamortized discount of $507,483 and $494,973, respectively	859,517	952,027
Derivative liability - convertible note	461,974	460,728
Notes payable	9,233,095	12,042,712
Notes payable - related party	481,698	501,675
Lines of credit	4,780,126	5,076,684
Loans payable - related party	1,941,773	1,629,246
Taxes payable	757,635	760,446
Operating lease liability, current portion	199,343	200,204
Financing lease liability, current portion	68,353	89,926
Other current liabilities	459,748	339,000

TOTAL CURRENT LIABILITIES	31,779,218	34,793,076

Share settled debt obligation	1,554,590	1,554,590
Notes payable - long term portion	10,303,924	10,771,882
Operating lease liability, net of current portion	570,429	590,538
Financing lease liability, net of current portion	188,545	188,172
Other liabilities	102,901	107,168
TOTAL LIABILITIES	44,499,607	48,005,426

Commitments and Contingencies (see Note 13)	-	-

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 16,066,947 and 13,485,128 shares issued and 15,716,619 and 13,069,800 outstanding as of March 31, 2021 and December 31, 2020, respectively	16,066	13,484
Additional paid-in capital	18,333,867	14,333,285
Treasury stock, 350,328 and 415,328 shares as of March 31, 2021 and December 31, 2020, respectively	(611,204)	(611,854)
Accumulated deficit	(20,924,727)	(18,750,824)
Accumulated other comprehensive gain	381,318	854,896

TOTAL STOCKHOLDERS’ DEFICIT	(2,804,680)	(4,161,013)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$41,694,927	$43,844,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2021	2020

REVENUE	$11,619,076	$11,933,248

COST OF GOODS SOLD	10,617,741	10,740,077

GROSS PROFIT	1,001,335	1,193,171

OPERATING EXPENSES
General and administrative expenses	2,220,268	813,870
Sales and marketing expenses	405,092	53,729
Depreciation and amortization expense	107,073	100,008
TOTAL OPERATING EXPENSES	2,732,433	967,607

INCOME (LOSS) FROM OPERATIONS	(1,731,098)	225,564

OTHER INCOME (EXPENSE)
Other expense, net	(178,211)	(11,434)
Interest expense	(731,826)	(412,121)
Non-cash interest expense	(50,109)	(29,509)
Gain (loss) on equity investments, net	440	(22,172)
Gain on extinguishment of debt	445,636	-
Change in fair value of derivative liability	61,373	-
Foreign currency transaction loss, net	(306,020)	(227,134)
TOTAL OTHER EXPENSE, NET	(758,717)	(702,370)

LOSS BEFORE INCOME TAXES	(2,489,815)	(476,806)

BENEFIT FROM (PROVISION FOR) INCOME TAXES	315,912	(6,504)

NET LOSS	(2,173,903)	(483,310)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment, net	(473,578)	(143,762)

TOTAL COMPREHENSIVE LOSS	$(2,647,481)	$(627,072)

BASIC NET LOSS PER SHARE	$(0.14)	$(0.04)
DILUTED NET LOSS PER SHARE	$(0.14)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	15,034,219	13,225,387
Diluted	15,034,219	13,225,387

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cosmos Holdings, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	No. of Shares	Value	Capital	No. of Shares	Value	Deficit	Income (Loss)	Deficit

Balance at January 1, 2020	13,225,387	$13,225	$13,525,749	(365,328)	$(411,854)	$(19,571,610)	$(16,339)	$(6,460,829)
Foreign currency translation adjustment, net	-	-	-	-	-	-	(143,762)	(143,762)
Net loss	-	-	-	-	-	(483,310)	-	(483,310)
Balance at March 31, 2020	13,225,387	$13,225	$13,525,749	(365,328)	$(411,854)	$(20,054,920)	$(160,101)	$(7,087,901)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	No. of Shares	Value	Capital	No. of Shares	Value	Deficit	Income (Loss)	Deficit

Balance at January 1, 2021	13,485,128	$13,484	$14,333,285	(415,328)	$(611,854)	$(18,750,824)	$854,896	$(4,161,013)
Foreign currency translation adjustment, net	-	-	-	-	-	-	(473,578)	(473,578)
Sale of treasury stock to third party	-	-	249,350	65,000	650	-	-	250,000
Restriced stock issued to a consultant	1,800,000	1,800	1,187,650					1,189,450
Conversion of notes payable into shares of common stock	781,819	782	2,563,582	-	-	-	-	2,564,364
Net loss	-	-	-	-	-	(2,173,903)	-	(2,173,903)
Balance at March 31, 2021	16,066,947	$16,066	$18,333,867	(350,328)	$(611,204)	$(20,924,727)	$381,318	$(2,804,680)

The accompanying notes are an integral part of these unaudited consensed consolidated financial statements.

COSMOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,173,903)	$(483,310)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and amortization expense	80,318	61,760
Amortization of right-of-use assets	26,755	38,248
Amortization of debt discounts	50,109	29,509
Lease expense	64,543	53,600
Interest on finance leases	4,453	2,301
Stock based compensation	1,189,450	-
Deffered income taxes	(329,586)	-
Gain on extinguishment of debt	(445,636)	-
Change in fair value of the derivative liability	(61,373)	-
Loss on change in fair value of equity investments	440	22,172
Changes in Assets and Liabilities:
Accounts receivable, net	729,802	(3,668,384)
Accounts receivable - related party	197,334	1,180,760
Inventory	(246,664)	59,486
Prepaid expenses and other current assets	(1,088,881)	17,398
Prepaid expenses and other current assets - related party	(196,436)	3,596,200
Other assets	157,915	12,683
Accounts payable and accrued expenses	847,525	(1,917,115)
Accounts payable and accrued expenses - related party	25,996	(205,140)
Accrued interest	438,149	188,923
Customer advances	1,333	(76,328)
Other current liabilities	120,748	(10,603)
Lease liabilities	(36,772)	(41,542)
Taxes payable	-	(3,307)
Other liabilities	(20,958)	(2,050)
NET CASH USED IN OPERATING ACTIVITIES	(665,339)	(1,144,739)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(2,310)	(54,223)
	(2,310)	(54,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of convertible note payable	(180,000)	(100,000)
Proceeds from convertible note payable	100,000	-
Payment of related party note payable	-	(3,305)
Proceeds from note payable	-	1,310,000
Payment of related party loan	(65,761)	(49,572)
Proceeds from related party loan	398,457	516,819
Payment of lines of credit	(6,219,899)	(3,344,072)
Proceeds from lines of credit	6,123,067	4,079,719
Payments of finance lease liability	(25,746)	(19,886)
Proceeds from sale of treasury stock	250,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	380,118	2,389,703

Effect of exchange rate changes on cash	90,943	(244,397)

NET CHANGE IN CASH	(196,588)	946,344

CASH AT BEGINNING OF PERIOD	628,395	38,537
CASH AT END OF PERIOD	$431,807	$984,881

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$208,565	$124,178
Income tax	$-	$11,605

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Conversion of notes payable to common stock	$2,564,364	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2021

NOTE 1 – BASIS OF PRESENTATION

The terms “COSM,” “we,” “the Company,” and “us” as used in this report refer to Cosmos Holdings, Inc. The accompanying unaudited condensed consolidated balance sheet as of March 31, 2021 and unaudited condensed consolidated statements of operations for the three months ended March 31, 2021 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of COSM, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2020 and 2019, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“Form 10-K”). The accompanying consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet.

NOTE 2 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

Overview

Cosmos Holdings Inc. (“us”, “we”, or the “Company”) is a multinational pharmaceutical company. The Company imports, exports and distributes pharmaceutical products of brand-name and generic pharmaceuticals, over-the-counter (OTC) medicines, and a variety of dietary and vitamin supplements through its established network. Currently, the Company operates its business through its three wholly-owned subsidiaries: (i) SkyPharm, headquartered in Thessaloniki, Greece; (ii) Decahedron Ltd., head-quartered in Harlow, United Kingdom; and (iii) Cosmofarm, headquartered in Athens, Greece. Cosmofarm was acquired in 2018 and we believe this expansion has increased our sales and profit margins as we vertically integrate our business model. The Company also has an extensive and established distribution direct and indirect network within the European Union (EU).

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

The Company regularly evaluates and undertakes strategic initiatives to expand its distribution reach, improve its profit margins, and strengthen its competitive position. In 2018, the Company entered the vitamins and dietary supplements segment and in the fourth quarter of 2018, the Company posted the first sales of its own brand of nutraceuticals: Sky Premium Life. Through the December 2018 acquisition of Cosmofarm, the Company entered the full-line pharmaceutical wholesale distribution segment. Cosmofarm now serves approximately 1500 independent retail pharmacies and 40 pharmaceutical wholesalers in the greater Athens, Greece region by providing brand-name and generic pharmaceuticals, over-the-counter medicines, vitamins, and dietary supplements. We invest in technology to enhance safety, distribution and warehousing efficiency and reliability. Cosmofarm operates two robotic ROWA, a German fully automated warehouse system, that ensure 0% error selection rate, accelerate order fulfillment, and yield higher cost-efficiency in Athens distribution center.

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

March 31, 2021

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

We believe the EU pharmaceutical import/export market will continue to grow. We continue to encounter competition in the market as we grow. The competition comes in the form of level of service, reliability, and product quality. On the procurement side, we continue to expand our vendor base. In order to minimize business risks, we diversify our sources of supply. We maintain our high-quality standards by carefully selecting and qualifying our suppliers, as well as actively ensuring that our suppliers meet our standard of quality control on an ongoing basis.

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

Our subsidiaries are ISO 9001 certified for a management system for the trade and distribution of pharmaceuticals. As part of the certification process by the International Organization for Standardization, we need to be compliant with the General Data Protection Regulation (GDPR) adopted by the European Union. GDPR applies to the processing of personal data of persons in the EU by a controller or processor neither of which apply to our operations.

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

March 31, 2021

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

On December 19, 2018, the Company completed the purchase of all of the capital stock of Cosmofarm Ltd. (“Cosmofarm”), a pharmaceutical wholesaler based in Athens, Greece. The principal of the selling shareholder is Panagiotis Kozaris, who remained with Cosmofarm as a director and chief operating officer once it became a wholly owned subsidiary of the Company. Grigorios Siokas, the Company’s CEO, became the new CEO of Cosmofarm. Mr. Kozaris had no prior relationship to the Company other than as an independent shareholder. The purchase price payable is €200,000 evidenced by a promissory note.

Going Concern

The Company’s consolidated financial statements are prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern. For the three months ended March 31, 2021, the Company had revenue of $11,619,076, net loss of $2,173,903 and net cash used in operations of $665,339. Additionally, as of March 31, 2021, the Company had working capital of $6,817,608, an accumulated deficit of $20,924,727, and stockholders’ deficit of $2,804,680. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing.

The Company has undergone strategic review processes to help find a definitive solution to the Company’s accumulated deficit constraints. Options under consideration in the strategic review process include, but are not limited to, securing new debt, exchange debt to equity, restructuring current debt facilities from short term to long term and making the proper actions for new fund raising.

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

March 31, 2021

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

The Effects of COVID-19

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of May 17, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur, and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2021, and December 31, 2020, there were no cash equivalents.

The Company maintains bank accounts in the United States denominated in U.S. Dollars and in Greece and in Bulgaria all of them denominated in Euros. The Company also maintains bank accounts in the United Kingdom of Great Britain, dominated in Euros and Great Britain Pounds (British Pounds Sterling).

Reclassifications to Prior Period Financial Statements and Adjustments

Certain reclassifications have been made in the Company’s financial statements of the prior period to conform to the current year presentation. For the three the three months ended March 31, 2020, $53,729 in sales and marketing expenses were reclassified from general and administrative expenses. Additionally, for the three months ended March 31, 2020, $188,923 was reclassified from accounts payable and accrued expenses to accrued interest on the Statement of Cash Flows. These reclassifications have no impact on previously reported net income.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2021

Account Receivable, net

Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts against gross accounts receivable reflects the best estimate of probable losses inherent in the receivables’ portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. As of March 31, 2021, and December 31, 2020, the Company’s allowance for doubtful accounts was $687,340 and $715,845, respectively.

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

Inventory

Inventory is stated at net realizable value using the weighted average method. Inventory consists primarily of finished goods and packaging materials, i.e., packaged pharmaceutical products and the wrappers and containers they are sold in. A periodic inventory system is maintained by 100% count. Inventory is replaced periodically to maintain the optimum stock on hand available for immediate shipment.

The Company writes down inventories to net realizable value based on physical condition, expiration date, current market conditions, as well as forecasted demand. The Company’s inventories are not highly susceptible to obsolescence. Many of the Company’s inventory items are eligible for return to our suppliers when pre-agreed product requirements, including, but not limited to, physical condition and expiration date, are not met.

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

Depreciation expense was $71,471 and $53,512 for the three months ended March 31, 2021 and 2020, respectively.

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

March 31, 2021

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

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 5 years for an import/export license. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. As of March 31, 2021, no revision to the remaining amortization period of the intangible assets was made.

Amortization expense was $8,158 and $8,248 for the three months ended March 31, 2021 and 2020, respectively.

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

March 31, 2021

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

As of March 31, 2021, investments consisted of 3,000,000 shares, which traded at a closing price of $0 per share or a value of $0 of ICC International Cannabis Corp, 40,000 shares which traded at a closing price of $5.24 per share, or value of $209,495 of Diversa S.A. and 16,666 shares which traded at a closing price of $0.29 per share or value of $4,854 of National Bank of Greece. Additionally, the Company has $4,582 in equity securities of Pancreta bank, which are not publicly traded and recorded at cost. See Note 3, for additional investments in equity securities.

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

The following tables presents assets that are measured and recognized at fair value as of March 31, 2021 and December 31, 2020, on a recurring basis:

	March 31, 2021			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – ICC International Cannabis Corp.	$-	-	-	$-
Marketable securities – Divsersa S.A.	209,495	-	-	290,495
Marketable securities – National Bank of Greece	4,854	-	-	4,854
	$214,349			$214,349

	December 31, 2020			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – ICC International Cannabis Corp.	$-	-	-	$-
Marketable securities – Divsersa S.A.	218,183	-	-	218,183
Marketable securities – National Bank of Greece	4,609	-	-	4,609
	$222,792			$222,792

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

March 31, 2021

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

Revenue Recognition

In accordance with ASC 606, Revenue from Contracts with Customers, the Company uses a five-step model for recognizing revenue by applying the following steps: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the performance obligations are satisfied by transferring the promised goods to the customer. Once these steps are met, revenue is recognized upon transfer of the product to the customer.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2021

The Company is liable for income taxes in Greece and the United Kingdom of England. The corporate income tax rate is 22% in Greece (tax losses are carried forward for five years effective January 1, 2013) and 19% in United Kingdom of England. Losses may also be subject to limitation under certain rules regarding change of ownership.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At March 31, 2021 the Company has maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

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

Retirement and Termination Benefits

Under Greek labor law, employees are entitled to lump-sum compensation in the event of termination or retirement. The amount depends on the employee’s work experience and renumeration as of the day of termination or retirement. If an employee remains with the company until full-benefit retirement, the employee is entitled to a lump-sum equal to 40% of the compensation to be received if the employee were to be dismissed on the same day. The Company periodically reviews the uncertainties and judgments related to the application of the relevant labor law regulations to determine retirement and termination benefits obligations of its Greek subsidiaries. The Company has evaluated the impact of these regulations and has identified a potential retirement and termination benefits liability. The amount of the liability as of March 31, 2021, and December 31, 2020, was $102,901 and $107,167 respectively, and has been recorded as a long-term liability within the condensed consolidated balance sheets.

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

	Three Months Ended March 31,
	2021	2020
Weighted average number of common shares outstanding Basic	15,034,219	13,225,387
Potentially dilutive common stock equivalents	-	-
Weighted average number of common and equivalent shares outstanding – Diluted	15,034,219	13,225,387

Common stock equivalents are included in the diluted income per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2021

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) ”Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective January 1, 2024, for the Company. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements.

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

March 31, 2021

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

The Company determined the fair value of both exchanges based on an actively quoted stock price of ICC received in exchange for the Marathon shares. The Company continues to fair value its investment in ICC with changes recognized in earnings each period and was recorded as an unrealized gain on exchange of investment during the three months ended March 31, 2021 of $0. The value of the investments as of March 31, 2021 and December 31, 2020, was $0 and $0, respectively.

Since no value was attributed to the 33 1/3% equity ownership interest in Marathon received as consideration for the distribution services, the Company would receive variable consideration in future for its services under the Distribution and Equity Acquisition Agreement, if certain milestones are achieved. Refer to Note 11 for the accounting associated with the cash of CAD $2 million received upfront. Variable consideration to be received in the future upon achieving the gross sales milestones described above, is constrained as the Company estimates that it is probable that a significant reversal of revenue could occur. In assessing the constraint, the Company considered its limited experience with the Products, new geographic markets and similar transactions, which affect the Company’s ability to estimate the likelihood of a probable revenue reversal. Therefore, no revenue has been recognized for the period ended March 31, 2021. The Company will continue to reassess variable consideration at each reporting period and update the transaction price when it becomes probable that a significant revenue reversal would not occur.

As of March 31, 2021, in addition to the 3,000,000 ICC shares valued at $0, as noted above, marketable securities also consisted of the following: 40,000 shares which traded at a closing price of $5.24 per share, or value of $209,495 of Diversa S.A. and 16,666 shares which traded at a closing price of $0.29 per share or value of $4,854 of National Bank of Greece. The Company recorded a net unrealized gain on the fair value of these investments of $440 during the three months ended March 31, 2021.

CosmoFarmacy LP

In June 2019, the Company entered into an agreement with an unaffiliated third party to incorporate CosmoFarmacy L.P. for the purpose of providing strategic management consulting services and the retail trade of pharmaceutical products, and OTC to pharmacies. CosmoFarmacy was incorporated with a 30-year term through May 31, 2049. The unaffiliated third party is the general partner (the “GP”) of the limited partnership and is responsible for management and decision-making associated with CosmoFarmacy. The initial share capital was set to EUR 150,000 which was later increased to EUR 500,000. The GP contributed the pharmacy license (the “License”) valued at EUR 350,000 (30-year term) to operate the business of CosmoFarmacy in exchange for a 70% equity ownership. The Company is a limited partner and contributed cash of EUR 150,000 for the remaining 30% equity ownership. CosmoFarmacy is not publicly traded and the Company’s investment has been recorded using the equity method of accounting. The value of the investment as of March 31, 2021 was $176,145 and is included in “Other assets” on the Company’s condensed consolidated balance sheet.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2021

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	March 31, 2021	December 31, 2020
Leasehold improvements	$538,684	$560,711
Vehicles	100,286	105,057
Furniture, fixtures and equipment	1,575,228	1,632,654
Computers and software	137,903	149,005
	2,352,031	2,447,427
Less: Accumulated depreciation and amortization	(728,069)	(690,214)
Total	$1,623,962	$1,757,213

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following at:

	March 31, 2021	December 31, 2020
License	$50,000	$50,000
Trade name / mark	36,997	36,997
Customer base	176,793	176,793
	263,790	263,790
Less: Accumulated amortization	(91,139)	(82,981)
Subtotal	172,651	180,809
Goodwill	49,697	49,697
Total	$222,348	$230,506

NOTE 6 – INCOME TAXES

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the three months ended March 31, 2021 and 2020.

The Company’s Greece subsidiaries are governed by the income tax laws of Greece. The corporate tax rate in Greece is 22% on income reported in the statutory financial statements after appropriate tax adjustments.

The Company’s United Kingdom subsidiaries are governed by the income tax laws of the United Kingdom. The corporate tax rate in the United Kingdom is 19% on income reported in the statutory financial statements after appropriate tax adjustments.

As of March 31, 2021, and 2020, the Company’s effective tax rate differs from the US federal statutory tax rate primarily due to a valuation allowance recorded against net deferred tax assets in in the United States.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. As of March 31, 2021 and December 31, 2020, the Company has maintained a valuation allowance against all net deferred tax assets in the United States only. Foreign valuation allowances had been reversed at December 31, 2020.

As of March 31, 2021, and December 31, 2020, the Company has a benefit for tax recorded in any jurisdiction where it is subject to income tax, in the amount of $499,368 and $178,430, respectively, which is included in Deferred tax assets, on the condensed consolidated balance sheets.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2021

NOTE 7 – CAPITAL STRUCTURE

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock, which may be issued from time to time in one or more series authorized by the Board of Directors. As of March 31, 2021, no preferred shares have been issued.

Common Stock

The Company is authorized to issue 300 million shares of common stock. As of March 31, 2021 and December 31, 2020, the Company had 16,066,947 and 13,485,128 shares of our common stock issued and 15,716,619 and 13,069,800 shares outstanding, respectively.

Purchase of Treasury Shares

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

Sale of Treasury Shares

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2021

The Company agreed to pay Consultant and its assignees an aggregate of 1,800,000 restricted shares of Common Stock, earned at the rate of 200,000 shares per month, which shall be issued and fully paid for in consideration of the Consultant’s considerable expertise and experience and its commitment to work for the Company. However, in the event the Agreement is terminated for any reason after the Initial Term, the shares are subject to a claw back for any months remaining after the Termination Date. The Consultant retained 800,000 of the 1,800,000 shares and agreed with an assignee and the Company that 1,600,000 of the 1,800,000 shares shall be held in book entry for six (6) months from the date of this Agreement, subject to the above claw back. The shares valued on the date of the agreement at $3.28 per share or $5,904,000, which will be amortized over the term of the agreement. As of March 31, 2021, the Company has recorded $1,189,451 in stock-based compensation for the 400,000 shares earned through the end of the period.

Potentially Dilutive Securities

No options, warrants or other potentially dilutive securities have been issued as of March 31, 2021 and December 31, 2020, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

On the date of our inception, we issued 2 million shares of our common stock to our three officers and directors which were recorded at no value (offsetting increases and decreases in common stock and additional paid-in capital).

Doc Pharma S.A.

As of March 31, 2021, the Company has a prepaid balance of $3,522,041 and an accounts payable balance of $27,453, resulting in a net prepaid balance of $3,494,588 to Doc Pharma S.A. related to purchases of inventory. Additionally, the Company has a receivable balance of $3,247,612. As of December 31, 2020, the Company has a prepaid balance of $3,468,653 to Doc Pharma S.A. related to purchases of inventory. Additionally, the Company had a receivable balance of $3,468,564.

During the three months ended March 31, 2021 and 2020, the Company purchased a total of $589,261 and $670,631 of products from Doc Pharma S.A., respectively. During the three months ended March 31, 2021 and 2020 the Company had $290,598 and $261,543 in revenue from Doc Pharma S.A., respectively.

Doc Pharma S.A is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the wife of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma S.A. in the past.

Notes Payable – Related Party

A summary of the Company’s related party notes payable as of March 31, 2021 and December 31, 2020 is presented below:

	2021	2020

Beginning Balance	$501,675	$1,375,532
Payments	-	(996,136)
Foreign currency translation	(19,977)	122,279
Ending Balance	$481,698	$501,675

Grigorios Siokas

On December 20, 2018, the €1,500,000 ($1,718,400) note payable, originally borrowed pursuant to a Loan Agreement with a third-party lender, dated March 16, 2018, was transferred to Grigorios Siokas. The note bears an interest rate of 4.7% per annum and matured on March 18, 2019 pursuant to the original agreement. The note is not in default and the maturity date has been extended until December 31, 2021. As of December 31, 2020, the note had an outstanding principal balance of €400,000 ($489,200) and accrued interest of €158,287 ($193,585). As of March 31, 2021, the Company has an outstanding balance of €400,000 ($469,720) and accrued interest of €198,220 ($232,770).

Grigorios Siokas is the Company’s CEO and principal shareholder.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2021

Dimitrios Goulielmos

On November 21, 2014, the Company entered into an agreement with Dimitrios Goulielmos, as amended on November 4, 2016. Pursuant to the amendment, this loan has no maturity date and is non-interest bearing. As of December 31, 2020, the Company had a principal balance of €10,200 ($12,475). As March 31, 2021 a principal balance of €10,200 ($11,978) remained as of March 31, 2021.

Dimitrios Goulielmos is a current director and former CEO of the Company.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the three months ended March 31, 2021 the Company recorded a loss of $19,977.

Loans Payable – Related Party

A summary of the Company’s related party loans payable during the three months ended March 31, 2021, and the year ended December 31, 2020 is presented below:

	2021	2020

Beginning Balance	$1,629,246	$1,026,264
Proceeds	398,864	725,563
Payments	(65,761)	(149,695)
Foreign currency translation	(20,577)	27,114
Ending Balance	$1,941,773	$1,629,246

Grigorios Siokas

From time to time, Grigorios Siokas loans the Company funds in the form of non-interest bearing, no-term loans. As of December 31, 2020, the Company had an outstanding principal balance under these loans of $1,629,246 in loans payable to Grigorios Siokas. During the three months ended March 31, 2021, the Company borrowed additional proceeds of €169,000 ($198,865) and $200,000 and repaid €56,000 ($65,761) of these loans. As of March 31, 2021, the Company had an outstanding balance under these loans of $1,941,773.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the three months ended March 31, 2021 the Company recorded a loss of $20,577.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

NOTE 9 – LINES OF CREDIT

A summary of the Company’s lines of credit as of March 31, 2021 and December 31, 2020 is presented below:

	March 31, 2021	December 31, 2020
National	$2,837,626	$3,540,550
Alpha	1,088,358	1,106,894
Pancretan	364,550	-
National - COVID	489,592	429,240
Total	$4,780,126	$5,076,684

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2021

The line of credit with National Bank of Greece is being renewed annually with current interest rates of 6.00%, 4.35% (“COSME 2”) and 4.35% (plus the 6-month Euribor plus any contributions currently in force by law on certain lines of credit), (“COSME 1”). The maximum borrowing allowed for the 6% line of credit was $2,583,460 and $2,690,600 at March 31, 2021 and December 31, 2020, respectively for the 6% line of credit. The outstanding balance was $1,790,935 and $2,411,182 at March 31, 2021 and December 31, 2020, respectively.

The maximum borrowing allowed was $1,174,300 and $1,223,000 at March 31, 2021 and December 31, 2020, respectively, for the 4.35% lines of credit. The outstanding balance was $1,046,691 and $1,129,368 at March 31, 2021 and December 31, 2020, respectively.

The line of credit with Alpha Bank of Greece is renewed annually with a current interest rate of 6.00%. The maximum borrowing allowed was $1,174,300 and $1,123,000 at March 31, 2021 and December 31, 2020, respectively. The outstanding balance was $1,088,358 and $1,106,894 at March 31, 2021 and December 31, 2020, respectively.

The Company entered into a line of credit with Pancreta bank on February 23,2021. The line of credit is renewed annually with a current interest rate of 6.10%. The maximum borrowing allowed was $587,150 at March 31, 2021. The outstanding balance was $364,550 at March 31, 2021.

Interest expense for the three months ended March 31, 2021 and 2020, was $16,501 and $17,673, respectively.

Under the agreements, the Company is required to maintain certain financial ratios and covenants. These lines of credit were assumed in the Company’s acquisition of Cosmofarm. During the three months ended March 31, 2021 and December 31, 2020, the Company was in compliance with these ratios and covenants.

COVID-19 Government Funding

On June 23, 2020, the Company’s subsidiary, Cosmofarm, entered into an agreement with the “National Bank of Greece SA” (the “Bank”) to borrow a maximum of €500,000 ($611,500) under a proposed plan which will operate the same as the line of credit above. The proposed plan has a maturity date of sixty (60) months from the date of the first disbursement, which includes a grace period of nine months. The total amount of the initial proceeds were paid in 3 equal monthly installments. The line of credit is interest bearing from the date of receipt and is payable every three (3) months at an interest rate of 2.7%. The outstanding balance was $489,592 and $429,240 at March 31, 2021 and December 31, 2020.

Interest expense for the three months ended March 31, 2021 was $0.

NOTE 10 – CONVERTIBLE DEBT

A summary of the Company’s convertible debt during the three months ended March 31, 2021 and the year ended December 31, 2020 is presented below:

	2021	2020

Beginning balance notes	1,447,000	1,500,000
New notes	100,000	540,000
Payments	(180,000)	(593,000)
Subtotal notes	1,367,000	1,447,000
Debt discount at year end	(507,483)	(494,973)
Note payable net of discount	859,517	952,027

All of the convertible debt is classified as short-term within the consolidated balance sheet as it all matures and will be paid back within fiscal year 2021.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2021

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

March 31, 2021

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

As of December 31, 2019, the Company had a principal balance of $907,000 on the May 2019 Note and the Company had accrued $15,420 in interest expense. During the three months ended March 31, 2021, the Company repaid $180,000 such that as of March 31, 2021, the Company had a principal balance $727,000 on the May 2019 Note and the Company had accrued $12,849 in interest expense.

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

The Company issued the $540,000 Note in exchange for $500,000 in cash and included a $40,000 Original Issue Discount (“OID”) and paid $3,000 in financing costs. The principal amount together with interest at the rate of eight percent (8.0%) per annum, compounded annually (the “Interest Rate”), will be paid to the Lenders on or before the Maturity Date (December 31, 2021 or as defined below). Accrued interest shall be calculated on the basis of a 360-day year for the actual number of days elapsed. In the event that on or before the Maturity Date, the Note either (i) have not been converted or have not been otherwise satisfied in full or (ii) an Event of Default occurs, then the applicable rate of interest on the outstanding amount of the Note since inception shall be the Interest Rate plus eighteen percent (18.0%), the Default Interest. Unless previously converted, the principal and accrued interest on the Note is due and payable in cash (USD) upon the earlier of (i) December 31, 2021, (ii) a Change of Control (as defined below) or (iii), an Event of Default (as defined below) (collectively, the “Maturity Date”). As of March 31, 2021, the Company had a principal balance of $540,000 and had accrued $12,600 in interest expense.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2021

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

c)

Conversion Price During Major Announcements. In the event the Borrower (i) makes a public announcement that it intends to consolidate or merge with any other Company (other than a merger in which the Borrower is the surviving or continuing Company and its capital stock is unchanged or sell or transfer all or substantially all of the assets of the Borrower or (ii) any person, group or entity (including the Borrower) publicly announces a tender offer to purchase fifty percent (50%) or more of the Borrower’s Common Stock (or any other takeover scheme), then the Conversion Price shall, effective upon the announcement date shall be equal to the lower of (x) the Conversion Price which would have been applicable for a Conversion occurring on the Announcement Date and (y) the Conversion Price that would otherwise be in effect.

The Company determined that the embedded conversion feature of the convertible promissory note meets the definition of a beneficial conversion feature and a derivative liability which is accounted for separately. The Company measured the beneficial conversion feature’s intrinsic value on December 16, 2020 and determined that the embedded derivative was valued at $456,570 which was recorded as a debt discount, and together with the original issue discount and transaction expenses of $43,000, in the aggregate of $499,570, is being amortized over the life of the loan. For the three months ended March 31, 2021, $38,224 has been amortized. As of March 31, 2021, the fair value of the derivative liability was $416,513 and for the three months ended March 31, 2021, the Company recorded a gain of $44,215 from the change in fair value of derivative liability as other income in the consolidated statements of operations and comprehensive income (loss).

January 7, 2021 Subscription Agreement

On January 7, 2021 (the “Issue Date”), the Company entered into a subscription agreement with an unaffiliated third party, whereby the Company issued for a purchase price of $100,000 in principal amount, a convertible promissory note. The note bears an interest rate of 8% per annum and matures on the earlier of (i) consummation of the Company listing its common shares on the NEO Stock Exchange or October 31, 2021.

Upon the consummation of a NEO listing, the total principal and accrued interest outstanding on the note will convert into shares of the Company’s common stock at a 25% discount to the prices of the common shares sold in the financing to be conducted in conjunction with the NEO listing. In the event that a NEO listing is not consummated on or before October 31, 2021, the note holder will have the option, in part or in full, to have the note repaid with interest, or convert the note into Company common stock at a 25% discount to the 30-day volume-weighted average price of the Common Shares on the most senior stock exchange in North American on which the common shares are trading prior to conversion.  As of March 31, 2021, the Company had a principal balance of $100,000 and had accrued $1,734 in interest expense.

The Company determined that the embedded conversion feature of the convertible promissory note meets the definition of a beneficial conversion feature and a derivative liability which is accounted for separately. The Company measured the beneficial conversion feature’s intrinsic value on January 7, 2021 and determined that the embedded derivative was valued at $62,619 which was recorded as a debt discount and is being amortized over the life of the loan. For the three months ended March 31, 2021, $11,885 has been amortized. As of March 31, 2021, the fair value of the derivative liability was $45,461 and for the three months ended March 31, 2021, the Company recorded a gain of $17,158 from the change in fair value of derivative liability as other income in the consolidated statements of operations and comprehensive income (loss).

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2021

Derivative Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2021:

Amount
Balance on December 31, 2020	$460,728
Issuances to debt discount	62,619
Change in fair value of derivative liabilities	(61,373)
Balance on March 31, 2021	$461,974

The fair value of the derivative conversion features and warrant liabilities as of March 31, 2021 were calculated using a Monte-Carlo option model valued with the following assumptions:

March 31, 2021
Dividend yield	0%
Expected volatility	121.3%-137.6%
Risk free interest rate	0.13%-0.17%
Contractual terms (in years)	0.59 – 0.81

NOTE 11 – DEBT

A summary of the Company’s third-party debt during the three months ended March 31, 2021 and the year ended December 31, 2020 is presented below:

March 31, 2021	Loan Facility	Trade Facility	Third Party	COVID Loans	Total
Beginning balance	3,302,100	6,446,000	12,631,284	435,510	22,814,594
Proceeds	-	-	-	-	-
Payments	-	-	-	-	-
Conversion of debt	-	-	(3,010,000)	-	(3,010,000)
Foreign currency translation	(131,490)	(97,400)	(24,740)	(13,945)	(267,575)
Reclass of long-term portion of debt					(10,303,924)
Ending Balance	3,171,610	6,348,600	9,596,544	421,265	9,233,095

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2021

December 31, 2020	Loan Facility	Bridge Loans	Trade Facility	Third Party	COVID Loans	Total
Beginning balance	3,078,442	191,287	6,245,400	2,514,595	-	12,029,724
Proceeds	-	-	-	16,121,500	435,210	16,556,710
Payments	-	(191,287)	-	(5,006,115)	-	(5,230,725)
Conversion of debt				(807,795)		(807,795)
Debt extinguishment	(12,066)	-	-	(192,205)	-	(204,271)
Foreign currency translation	269,047	-	200,600	1,304	-	470,951
Reclass of long-term portion of debt						(10,771,882)
Ending Balance	3,302,100	-	6,446,000	12,631,284	435,210	12,042,712

Loan Facility Agreement

On June 30, 2020, the Company entered into a settlement agreement on an existing loan facility agreement whereby the Company agreed to make certain payments to the creditor and the creditor will accept such payments as full discharge of outstanding debt. In accordance with the settlement agreement, interest will accrue from June 30, 2020 until repayment in full at a rate of 6% per annum for the first year and 5.25% per annum for the second year calculated on the balance outstanding from day to day during such period. Interest is due on the 10th day of each calendar month. If any amount, principal or interest is unpaid on its due date interest shall accrue from the due date until the date of its payment until the date of its payment in full at the rate of 7.25% per annum. The Company will make quarterly payments of €125,000 beginning May 6, 2021 with a final payment of €2,200,000 on May 6, 2022. The Company evaluated the settlement agreement for debt modification in accordance with ASC 470-50 and concluded that the debt qualified for debt extinguishment as the 10% cash flow test was met. As a result, the $3,828,630 of principal and accrued interest was written off and the new debt was recorded at fair value as of June 30, 2020 in the amount of $3,033,990. As of December 31, 2020, the Company has accrued interest expense of $33,021 and the principal balance of the debt is $3,302,100, of which $2,843,475 is classified as Notes payable – long term portion on the consolidated balance sheet. As of March 31, 2021, the Company has accrued interest expense of $0 and the principal balance of the debt is $3,170,610, of which $2,583,460 is classified as Notes payable – long term portion on the condensed, consolidated balance sheet.

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

Trade Facility Agreements

On May 12, 2017, SkyPharm entered into a Trade Finance Facility Agreement (the “SkyPharm Facility”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”). The SkyPharm Facility provides the following material terms:

•

The Lender will provide SkyPharm a facility of up to €2,000,000 ($2,348,600) secured against SkyPharm’s receivables from the sale of branded and generic pharmaceutical sales. In the event that accounts receivable become uncollectible, the Company will be obligated to pay back the notes in full.

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

March 31, 2021

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2021

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

As of December 31, 2020, the Company had principal balances of €2,000,000 ($2,446,000), of which $2,384,850 is classified as Notes payable – long term portion on the consolidated balance sheet, and $4,000,000 under the agreements and the Company had accrued $402 and $16,185 respectively, in interest expense related to these agreements. As of March 31, 2021, the Company had principal balances of €2,000,000 ($2,348,600), of which $2,231,170 is classified as Notes payable – long term portion on the consolidated balance sheet, and $4,000,000 under the agreements and the Company had accrued $9,495 and $14,800 respectively, in interest expense related to these agreements.

Third Party Debt

On November 16, 2015, the Company entered into a Loan Agreement with Panagiotis Drakopoulos, former Director and former Chief Executive Officer, pursuant to which the Company borrowed €40,000 ($42,832) as a note payable from Mr. Drakopoulos. The note bears an interest rate of 6% per annum and was due and payable in full on November 15, 2016. As of December 31, 2020, the Company had an outstanding principal balance of €8,000 ($9,784) and accrued interest of €4,785 ($5,852). As of March 31, 2021, the Company had an outstanding principal balance of €8,000 ($9,394) and accrued interest of €5,940 ($6,975).

Conversion of Prior Year Senior Promissory Notes

In the years ending December 31, 2019 and 2020, the Company executed Senior Promissory Notes (the “Debt”) in an aggregate total of $3,010,000 to an unaffiliated third-party lender (the “Lender”). As of December 31, 2020, the Company had a principal balance of $3,010.00 on this Debt and the Company had accrued $527,604 in interest expense. As of February 5, 2021 The Company entered into an Amended and Restated Debt Exchange Agreement (the “Agreement”) with the “Lender that provided for the issuance by the Company of 781,819 shares of common stock (the “Exchange Shares”), at the rate of $3.85 per share, in exchange for an aggregate of $3,010,000 principal amount of existing loans made by the Lender to the Company. The market price at the time this Agreement was negotiated was $3.28 per share and the Company recorded a gain on debt extinguishment of $445,636.

All accrued and unpaid interest, $563,613 as of March 31, 2021, as well as any unpaid fees, shall be paid in three (3) equal monthly installments following the closing of a planned Canadian public offering. Pursuant to this Agreement, Grigorios Siokas, the Company’s Chief Executive Officer and principal shareholder, will be released from all personal guarantees on the Debt.

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

The May 18 Note is subject to acceleration in an Event of Default. Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the May 18 Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of March 31, 2021 and December 31, 2020, the Company had a principal balance of $2,000,000 on this note.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2021

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

As of March 31, 2021 and December 31, 2020, the Company had a principal balance of $5,000,000 on this note, which is classified as long-term on the consolidated balance sheet.

As of March 31, 2021 and December 31, 2020, the Company has accrued an aggregate total of $459,368 and $146,685 in accrued interest expense related to these loans.

August 4, 2020 Senior Promissory Note

On August 4, 2020, the Company executed a Senior Promissory Note (the “August 4 Note”) in the principal amount of $3,000,000 payable to an unaffiliated third-party lender. The August 4 Note bears interest at the rate of eighteen (18%) percent per annum, paid quarterly in arrears. The August 4 Note matured on December 31, 2020 unless in default.

The August 4 Note is subject to acceleration in an Event of Default (as defined). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the August 4 Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection.

On October 29, 2020, the Company entered into a debt exchange agreement with the lender whereby the Company issued 259,741 shares of common stock at the rate of $3.85 per share in exchange for an aggregate of $1,000,000 principal amount of the existing loan. The fair market value of the Company’s common stock on the date of exchange was $3.11 per share and as such, the Company recorded a gain of $192,205. Interest will continue to accrue on the remaining debt and the converted amount until December 31, 2020. As of December 31, 2020, the Company had a principal balance of $2,000,000 on this note and prepaid interest of $8,514. As of March 31, 2021, the Company had a principal balance of $2,000,000 on this note and $97,282 in accrued interest expense. The note is not in default and the Company is in negotiations with the lender to extend the maturity date.

November 19, 2020 Debt Agreement

On November 19, 2020, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($611,500). The note matures on November 18, 2025 and bears an annual interest rate, based on a 360-day year, of 3.3% plus .6% plus 6-month Euribor when Euribor is positive. Pursuant to the terms of the agreement, there is a six-month grievance from the first deposit date, which was November 19, 2020, for both interest accrual and principal repayment. The principal is to be repaid in 18 quarterly installments of €27,000 with the first payment due 9 months from the first deposit. As of December 31, 2020, the Company had no accrued interest and a principal balance of €500,000 ($611,500), of which $543,557 is classified as Notes payable – long term portion on the consolidated balance sheet. As of March 31, 2021, the Company had no accrued interest and a principal balance of €500,000 ($587,150), of which $489,294 is classified as Notes payable – long term portion on the consolidated balance sheet.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2021

COVID-19 Government Loans

On May 12, 2020, the Company was granted and on May 22, 2020 the Company received a €300,000 ($337,110) loan from the Greek government. The loan will be repaid in 40 equal monthly instalments beginning on January 1, 2022 and bears an interest rate of 0.94% per annum. As a condition to the loan, the company is required to retain the same number of employees until October 31, 2020. The balance as of March 31, 2021 was $352,290.

On June 24, 2020, the Company received a loan £50,000 ($61,845) from the Greek government. The loan has a six-year maturity and bears interest at a rate of 2.5% per annum beginning 12-months after the initial disbursement. The Company may prepay this loan without penalty at any time. The balance as of March 31, 2021 was $68,975.

Distribution and Equity Agreement

As discussed in Note 3 above, the Company entered into a Distribution and Equity Acquisition Agreement with Marathon. The Company was appointed the exclusive distributor of the Products (as defined) initially throughout Europe and on a non-exclusive basis wherever else lawfully permitted. As consideration for its services, Company received: (a) a 33 1/3% equity interest or 5 million shares in Marathon as partial consideration for the Company’s distribution services; and (b) received cash of CAD $2,000,000, subject to repayment in Common Shares of the Company if it fails to meet certain performance milestones. The Company is entitled to receive an additional CAD $2,750,000 upon the Company’s receipt of gross sales of CAD $6,500,000 and an additional CAD $2,750,000 upon receipt of gross sales of CAD $13,000,000.

As discussed in Note 3, the Company attributed no value to the shares received in Marathon pursuant to (a) above. In relation to the CAD $2 million cash received noted in (b) above, the Company accounted for its obligation to issue a variable number of the Company’s Common Shares as Share-settled debt obligation in accordance with ASC 480 measured at fair value or the settlement amount of $1,554,590 (CAD $2 million). If settlement were to occur on December 31, 2019, the Company would be required to issue 285,606 common shares to settle its debt obligation. The Company could be obligated to potentially issue an unlimited number of common shares to settle its Share-settled debt obligation. If such events were to occur, the Company would be required to increase its authorized share capital and since increasing the authorized share capital is within the control of the Company, as our CEO controls greater than 50% of the outstanding common stock of the Company, the original classification of equity-classified financial

None of the above loans were made by any related parties.

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

The Company’s weighted-average remaining lease term relating to its operating leases is 4.84 years, with a weighted-average discount rate of 6.74%.

The Company incurred lease expense for its operating leases of $64,577 and $53,576 which was included in “General and administrative expenses,” for the three months ended March 31, 2021 and 2020, respectively.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2021

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of March 31, 2021.

Maturity of Lease Liability
Remainder of 2021	$202,886
2022	226,636
2023	202,152
2024	60,485
2025	56,366
Thereafter	154,975
Total undiscounted operating lease payments	$903,500
Less: Imputed interest	(133,728)
Present value of operating lease liabilities	$769,772

The Company’s weighted-average remaining lease term relating to its finance leases is 2.68 years, with a weighted-average discount rate of 6.74%.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s finance leases as of March 31, 2021.

Maturity of Lease Liability
Remainder of 2021	$73,974
2022	76,682
2023	66,780
2024	51,176
2025	20,716
Thereafter	584
Total undiscounted finance lease payments	$289,912
Less: Imputed interest	(33,014)
Present value of finance lease liabilities	$256,898

The Company had operating cash flows used in finances leases of $4,453 and $2,301 for the three months ended March 31, 2021 and 2020, respectively.

The Company incurred interest expense on its finance leases of $4,453 which was included in “Interest expense,” for the three months ended March 31, 2021. The Company incurred amortization expense on its finance leases of $26,755 which was included in “Depreciation and amortization expense,” for the three months ended March 31, 2021.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of March 31, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

Advisory Agreement

On April 18, 2018, SkyPharm S.A. entered into a ten-year Advisory Agreement with Synthesis Management Limited (the “Advisor”). The Advisor was retained to assist SkyPharm to secure corporate finance capital. The Advisor shall be paid €104,000 per year during the ten-year term.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2021

NOTE 14 – STOCK OPTIONS AND WARRANTS

As of March 31, 2021, there were 37,000 options outstanding and 37,000 options exercisable with expiration dates of January 2022.

A summary of the Company’s option activity during the three months ended March 31, 2021 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2020	62,000	$1.19	0.60	$242,200
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	(25,000)	-	-	-
Balance Outstanding, March 31, 2021	37,000	$1.32	0.76	$163,750

Exercisable, March 31, 2021	37,000	$1.32	0.76	$163,750

As of March 31, 2021, there were 1,164,673 warrants outstanding and 1,164,673 warrants exercisable with expiration dates from May 2023 through March 2024.

A summary of the Company’s warrant activity during the three months ended March 31, 2021 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2020	1,164,673	$6.41	3.01	$5,360
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, March 31, 2021	1,164,673	$6.41	2.76	$40,200

Exercisable, March 31, 2021	1,164,673	$6.41	2.76	$40,200

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

The Company disaggregates revenue by country to depict the nature and economic characteristics affecting revenue. The following table presents our revenue disaggregated by country for the three months ended:

Country	March 31, 2021	March 31, 2020
Cyprus	$14,723	$-
Denmark	54,686	-
France	-	1,091
Germany	13,613	667,302
Greece	11,453,496	10,689,681
Hungary	-	36,140
Ireland	-	35,113
Italy	15,727	6,041
Jordan	-	9,417
Netherlands	-	41,983
Poland	-	33,455
Turkey	-	28,398
UK	66,831	384,627
Total	$11,619,076	$11,933,248

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

March 31, 2021

NOTE 16 – SUBSEQUENT EVENTS

On or about July 25, 2019, Mark Rubenstein, individually and as a shareholder of the Company, brought the action styled Rubenstein v. Siokas, et al., Case No. 1:19-cv-06976-KPF (S.D.N.Y.) against Grigorios Siokas for recovery of alleged profits earned under Section 16(b) of the Securities Exchange Act of 1934. Although recovery was sought only from Mr. Siokas, the Company was also named as a nominal defendant. Both the Company and Mr. Siokas vigorously defended the lawsuit. On or about September, 18, 2020, in an effort to avoid the uncertainty of litigation and further legal expense, Mr. Siokas agreed to settle the lawsuit by agreeing to reimburse the Company a total of six hundred thousand ($600,000) dollars, payable as a combination of: (1) Mr. Siokas reimbursing the Company for Plaintiff’s attorneys’ fees, in an amount subsequently determined by the Court to be $120,000 plus $4,137 of litigation costs to be paid in cash, and (2) Mr. Siokas relieving the Company of certain debt owed to him. The terms of the settlement between Mr. Siokas and the Company are set forth in a Debt Exchange Agreement dated May 10, 2021 filed as an exhibit to this Form 10-Q. Mr. Siokas and the Company strongly opposed Plaintiff’s motion for attorneys’ fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Available Information

The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2020 (“Form 10-K”) and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

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

We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

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

Our subsidiary, Decahedron, was granted the license for the wholesale of medicinal products for human use in February 2021 pursuant to the regulation of 18 of The Human Medicines Regulations 2012 (SI 2012/1916). It fulfills the guidelines of the Wholesale Distribution Authorisation (Human). Finally, our subsidiary, Cosmofarm S.A., was granted the license for the wholesale of pharmaceutical products for human use on February 2019 pursuant to the EU directive of (2013/C 343/01). It fulfils the Guidelines of the Good Distribution Practices of medical products for human use. All licenses were granted based on inspections and are valid unless current inspections occur which will revise their status.

The Company uses a differentiated operating model based on a lean, nimble and decentralized structure, an emphasis on low-risk license acquisition, as well as research & development and our ability to be better owners of pharmaceutical assets than others. This operating model and the execution of our Corporate Strategy are enabling the Company to achieve sustainable growth and create shareholder value.

We are currently focusing our existing operations on expanding the business of our subsidiaries. Our operating model and the execution of our corporate strategy are designed to enable the Company to achieve sustainable growth and create shareholder value.

 Risks

Supply chain disruption is a growing concern for the European pharmaceutical industry as it increasingly looks to cut costs by relying on ‘emerging markets’, where standards can be lower in terms of compliance, ethics and health and safety.

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

The Effects of COVID-19 on Our 2021 Operations

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

National or EU long lasting recession

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

Results of Operations

Three-Months Ended March 31, 2021

Revenue

The Company had revenue of $11,619,076 and $11,933,248 (a decrease of 2.63%) for the three months ended March 31, 2021 and 2020, respectively. This decrease is mainly due to the decrease in demand for full line wholesale products. Our subsidiary, Skypharm, was focused this quarter on the sales of “Sky Premium Life” products. The Company had a net loss of $2,173,903 on revenue of $11,619,076 versus a net loss of $483,310 on revenue of $11,933,248 for the three months ended March 31, 2021 and 2020, respectively.

Cost of Goods Sold

The Company had costs of goods sold of $10,617,741 versus $10,740,077 for the three months ended March 31, 2021 and 2020, respectively. This decrease is equivalent to the decrease of revenue due to a decrease in demand for full line wholesale products.

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

Gross Profit

The Company had gross profit of $1,001,335 versus $1,193,171 (a 16.1% decrease) for the three months ended March 31, 2021 and 2020, respectively. The decrease in gross profit is due to the decrease in demand for full line wholesale.

Operating Expenses

The Company had general and administrative costs of $2,220,268 and $813,870, sales and marketing expenses of $405,092 and $53,729 and depreciation and amortization expense of $107,073 and $100,008 for a net operating loss of $1,731,098 and gain of $225,564 (867% decrease) for the three months ended March 31, 2021 and 2020 respectively. The increase in expenses is mainly due to the stock-based compensation consulting agreement entered into during the three months ended March 31, 2021.

Other Income (Expense)

The Company’s other income (expense) was primarily comprised of interest expense related to notes payable and convertible notes payable $731,826 versus $412,121, non-cash interest expense related to the amortization of debt discount of $50,109 versus $29,509, a gain on equity investments of $440 versus a loss on equity investments $22,172, a gain on extinguishment of debt of $445,636 versus $0 due to an amended debt exchange agreement dated as of February 5, 2021, a change in fair value of derivative liability of $61,373 versus $0 due to agreements on convertible debentures, and a foreign currency loss of $306,020 versus a loss of $227,134 for the three months ended March 31, 2021 and 2020, respectively. Also, The Company’s other income/expense was $178,211 versus $11,434 for the three-months ended March 31, 2021 and 2020, respectively.

Unrealized Foreign Currency losses

The Company had an unrealized foreign currency loss of $473,578 versus $143,762 and a net comprehensive loss of $2,647,481 versus $627,072 for the three months ended March 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

At March 31, 2021, the Company had working capital of $6,817,608 compared to $5,979,870 as of December 31, 2020.

The Company had cash of $431,807 versus $628,395 as of March 31, 2021 and December 2020, respectively. The Company had net cash used in operating activities of $665,339 and $1,144,755 for the three months ended March 31, 2021 and 2020, respectively. The Company has devoted substantially all of its cash resources to expand through organic business growth and, where appropriate, through the execution of selective company and license acquisitions, and has incurred significant general and administrative expenses in order to enable the financing and growth of its business and operations.

The Company had net cash used in investing activities of $2,310 and $54,223 during the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021 and 2021 this was due to the purchase of fixed assets.

The Company had net cash provided by financing activities of $380,118 versus $2,389,703 during the three months ended March 31, 2021 and 2020, respectively.

For the quarter ended March 31, 2021, the Company borrowed total net proceeds of $100,000 from an unaffiliated third-party lender. The convertible note bears interest at a rate of 8% per annum. The Company also received proceeds of $250,000 from the sale of treasury shares to a third-party and there were proceeds from lines of credit of $6,123,067 and payments of lines of credit of $6,219,899, for a net decrease on the line of credit of $96,832.

We anticipate using cash in our bank account as of March 31, 2021, cash generated from the operations of the Company and its operating subsidiaries and from debt or equity financing, or from a loan from management, to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we may lose the qualification for quotation and our securities would no longer trade on the over-the-counter markets. Further, as a consequence we would fail to satisfy our reporting obligations with the Securities and Exchange Commission (“SEC”), and investors would then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

New Listing

Finally, our goals include to list our Company’s securities on the NEO Stock Exchange within the next twelve months which will require higher levels of corporate governance and should provide greater liquidity and greater visibility and access to capital.

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

Off Balance Sheet Arrangements

As of March 31,2021, there were no off-balance sheet arrangements.

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

The Company is liable for income taxes in Greece and the United Kingdom of England. The corporate income tax rate is 22% in Greece (tax losses are carried forward for five years effective January 1, 2013) and 19% in United Kingdom of England. Losses may also be subject to limitation under certain rules regarding change of ownership.

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

Changes in Internal Controls Over Financial Reporting

The Company has decided to increase its personnel resources in order to eliminate the material weaknesses which have been identified so far. The Company is in the process of hiring an Internal Auditor Assistant in order to remediate and strengthen existing procedures, as well as to define and develop new policies and controls in order to improve the accuracy of the disclosures.

We have appointed new members on board within FY20 in order to advise and help us to ensure the completeness, integrity, reliability and accuracy of our systems, controls and procedures. Our existing Audit Committee is in process of evaluating our existing controls and procedures, whilst communicating with the Management on quarterly basis. We are in process of appointing Nominate and Compensation Committees and preparing the relevant procedures and charters.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. Previously reported on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description

10.1	Debt Exchange Agreement dated May 10. 2021 by and between Cosmos Holdings, Inc. and Grigorios Siokas.

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

Cosmos Holdings Inc.

Date: May 17, 2021	By:	/s/ Grigorios Siokas
Grigorios Siokas
Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Georgios Terzis
Georgios Terzis
Chief Financial Officer
(Principal Financial Officer, And Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Debt Exchange Agreement dated May 10. 2021 by and between Cosmos Holdings, Inc. and Grigorios Siokas.

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

