Form 10-Q
period 2021-06-30
Cosmos Holdings Inc.
filed 2021-08-16
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

Commission file number: 000-54436

COSMOS HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	27-0611758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

141 West Jackson Blvd, Suite 4236 Chicago, Illinois	60604
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (312) 536-3102

N/A

(Former name, former address and former three months, if changed since last report)

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, $.001 par value	COSM	OTCQX

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

Applicable only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 16, 2021, there were 17,318,486 shares issued and 16,968,140 shares outstanding of the registrant’s common stock.

COSMOS HOLDINGS INC.

COSMOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$805,772	$628,395
Accounts receivable, net	25,544,240	23,440,650
Accounts receivable - related party	3,135,184	3,468,564
Marketable securities	216,107	222,792
Inventory	3,530,874	3,292,557
Prepaid expenses and other current assets	4,931,366	5,148,441
Prepaid expenses and other current assets - related party	2,917,334	3,468,653
Operating lease right-of-use asset	983,849	833,763
Financing lease right-of-use asset	250,534	269,131

TOTAL CURRENT ASSETS	42,315,260	40,772,946

Property and equipment, net	1,578,041	1,757,213
Goodwill and intangible assets, net	214,099	230,506
Other assets	763,645	905,318
Deferred tax assets	286,329	178,430

TOTAL ASSETS	$45,157,374	$43,844,413

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12,449,944	$11,973,981
Accounts payable and accrued expenses - related party	193,894	1,733
Accrued interest	953,625	742,374
Customer advances	19,378	22,340
Convertible notes payable, net of unamortized discount of $418,504 and $494,973, respectively	766,496	952,027
Derivative liability - convertible note	435,478	460,728
Notes payable	9,335,709	12,042,712
Notes payable - related party	486,005	501,675
Lines of credit	5,038,912	5,076,684
Loans payable - related party	704,403	1,629,246
Taxes payable	764,140	760,446
Operating lease liability, current portion	168,216	200,204
Financing lease liability, current portion	80,891	89,926
Other current liabilities	500,444	339,000

TOTAL CURRENT LIABILITIES	31,897,535	34,793,076

Share settled debt obligation	1,554,590	1,554,590
Notes payable - long term portion	10,235,503	10,771,882
Operating lease liability, net of current portion	801,243	590,538
Financing lease liability, net of current portion	180,134	188,172
Other liabilities	103,821	107,168
TOTAL LIABILITIES	44,772,826	48,005,426

Commitments and Contingencies (see Note 13)	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 16,566,947 and 13,485,128 shares issued and 16,216,619 and 13,069,800 outstanding as of June 30, 2021 and December 31, 2020, respectively	16,566	13,484
Additional paid-in capital	23,901,367	14,333,285
Treasury stock, 350,328 and 415,328 shares as of June 30, 2021 and December 31, 2020, respectively	(611,204)	(611,854)
Accumulated deficit	(23,303,783)	(18,750,824)
Accumulated other comprehensive income	381,602	854,896

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	384,548	(4,161,013)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$45,157,374	$43,844,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

REVENUE	$14,846,925	$12,819,972	$26,466,001	$24,753,220

COST OF GOODS SOLD	12,810,082	10,471,841	23,427,823	21,211,918

GROSS PROFIT	2,036,843	2,348,131	3,038,178	3,541,302

OPERATING EXPENSES
General and administrative expenses	3,165,268	870,704	5,385,536	1,684,573
Sales and marketing expenses	139,633	380,326	544,725	434,056
Depreciation and amortization expense	108,413	110,788	215,486	210,796
TOTAL OPERATING EXPENSES	3,413,314	1,361,818	6,145,747	2,329,425

INCOME (LOSS) FROM OPERATIONS	(1,376,471)	986,313	(3,107,569)	1,211,877

OTHER INCOME (EXPENSE)
Other expense, net	(39,415)	39,383	(217,626)	27,949
Interest income (expense)	(780,607)	(651,867)	(1,512,433)	(1,063,988)
Non-cash interest expense	(88,979)	-	(139,088)	(29,509)
Gain (loss) on equity investments, net	(161)	32,418	279	10,246
Gain on extinguishment of debt	-	779,224	445,636	779,224
Change in fair value of derivative liability	26,496	-	87,869	-
Foreign currency transaction, net	96,584	194,828	(209,436)	(32,306)
TOTAL OTHER INCOME (EXPENSE), NET	(786,082)	393,986	(1,544,799)	(308,384)

LOSS BEFORE INCOME TAXES	(2,162,553)	1,380,299	(4,652,368)	903,493

BENEFIT FROM (PROVISION FOR) INCOME TAXES	(216,503)	(2,988)	99,409	(9,492)

NET INCOME (LOSS)	(2,379,056)	1,377,311	(4,552,959)	894,001

OTHER COMPREHENSIVE INCOME(LOSS)
Foreign currency translation adjustment, net	284	182,840	(473,294)	39,078

TOTAL COMPREHENSIVE INCOME (LOSS)	$(2,378,772)	$1,560,151	$(5,026,253)	$933,079

BASIC NET INCOME (LOSS) PER SHARE	$(0.15)	$0.10	$(0.29)	$0.07
DILUTED NET INCOME (LOSS) PER SHARE	$(0.15)	$0.10	$(0.29)	$0.07

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	16,105,409	13,225,387	15,572,773	13,225,387
Diluted	16,105,409	13,254,116	15,572,773	13,254,953

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

							Accumulated
							Other
	Common Stock		Additional	Treasury Stock			Comprehensive	Total
	No. of Shares	Value	Paid-in Capital	No. of Shares	Value	Accumulated Deficit	Income (Loss)	Stockholders' Deficit

Balance at January 1, 2020	13,225,387	$13,225	$13,525,749	(365,328)	$(411,854)	$(19,571,610)	$(16,339)	$(6,460,829)
Foreign currency translation adjustment, net	-	-	-	-	-	-	(143,762)	(143,762)
Net loss	-	-	-	-	-	(483,310)	-	(483,310)
Balance at March 31, 2020	13,225,387	$13,225	$13,525,749	(365,328)	$(411,854)	$(20,054,920)	$(160,101)	$(7,087,901)
Foreign currency translation adjustment, net	-	-	-	-	-	-	182,840	182,840
Net loss	-	-	-	-	-	1,377,311	-	1,377,311
Balance at June 30, 2020	13,225,387	13,225	13,525,749	(365,328)	(411,854)	(18,677,609)	22,739	(5,527,750)

							Accumulated
							Other
	Common Stock		Additional	Treasury Stock			Comprehensive	Total
	No. of Shares	Value	Paid-in Capital	No. of Shares	Value	Accumulated Deficit	Income (Loss)	Stockholders' Deficit

Balance at January 1, 2021	13,485,128	$13,484	$14,333,285	(415,328)	$(611,854)	$(18,750,824)	$854,896	$(4,161,013)
Foreign currency translation adjustment, net	-	-	-	-	-	-	(473,578)	(473,578)
Sale of treasury stock to third party	-	-	249,350	65,000	650	-	-	250,000
Restriced stock issued to a consultant	1,800,000	1,800	1,187,650					1,189,450
Conversion of notes payable into shares of common stock	781,819	782	2,563,582	-	-	-	-	2,564,364
Net loss	-	-	-	-	-	(2,173,903)	-	(2,173,903)
Balance at March 31, 2021	16,066,947	$16,066	$18,333,867	(350,328)	$(611,204)	$(20,924,727)	$381,318	$(2,804,680)
Foreign currency translation adjustment, net	-	-	-	-	-	-	284	284
Conversion of related party debt	500,000	500	2,999,500	-	-	-	-	3,000,000
Forgiveness of related party debt	-	-	600,000	-	-	-	-	600,000
Restriced stock issued to a consultant	-	-	1,968,000	-	-	-	-	1,968,000
Net loss	-	-	-	-	-	(2,379,056)	-	(2,379,056)
Balance at June 30, 2021	16,566,947	16,566	23,901,367	(350,328)	(611,204)	(23,303,783)	381,602	384,548

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,552,959)	$894,001
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and amortization expense	166,219	140,748
Amortization of right-of-use assets	49,267	70,048
Amortization of debt discounts	139,088	29,509
Lease expense	99,610	104,588
Interest on finance leases	5,250	5,251
Loss on disposal of fixed asset		21,624
Stock-based compensation	3,157,450	-
Deferred income taxes	(107,646)	-
Gain on extinguishment of debt	(445,636)	(779,224)
Change in fair value of the derivative liability	(87,869)	-
Loss on change in fair value of equity investments	(1,318)	(13,517)
Changes in Assets and Liabilities:
Accounts receivable, net	(2,839,680)	(5,960,027)
Accounts receivable - related party	324,536	(53,620)
Inventory	(336,047)	(214,909)
Prepaid expenses and other current assets	(1,415,455)	(4,448,671)
Prepaid expenses and other current assets - related party	450,454	2,914,042
Other assets	153,055	(12,084)
Accounts payable and accrued expenses	2,249,153	2,052,075
Accounts payable and accrued expenses - related party	195,151	(237,809)
Accrued interest	211,251	(260,347)
Customer advances	(2,312)	(92,751)
Other current liabilities	161,444	49,165
Lease liabilities	(71,436)	(84,425)
Taxes payable	-	156
Other liabilities	(20,964)	97
NET CASH USED IN OPERATING ACTIVITIES	(2,519,394)	(5,876,080)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(12,100)	(86,378)
NET CASH USED IN INVESTING ACTIVITIES	(12,100)	(86,378)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of convertible note payable	(362,000)	(200,000)
Proceeds from convertible note payable	100,000	-
Payment of related party note payable	-	(789,961)
Payment of note payable	(20,000)	(171,614)
Proceeds from note payable	-	7,908,955
Payment of related party loan	(125,589)	(102,257)
Proceeds from related party loan	2,811,062	586,759
Payment of lines of credit	(12,189,057)	(8,100,149)
Proceeds from lines of credit	12,311,882	9,208,750
Payments of finance lease liability	(51,427)	(38,719)
Proceeds from sale of treasury stock	250,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,724,871	8,301,764

Effect of exchange rate changes on cash	(16,000)	28,665

NET CHANGE IN CASH	177,377	2,367,971

CASH AT BEGINNING OF PERIOD	628,395	38,537
CASH AT END OF PERIOD	$805,772	$2,406,508

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$208,565	$124,178
Income tax	$-	$11,605

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Conversion of notes payable to common stock	$2,564,364	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2021

NOTE 1 – BASIS OF PRESENTATION

The terms “COSM,” “we,” “the Company,” and “us” as used in this report refer to Cosmos Holdings, Inc. The accompanying unaudited condensed consolidated balance sheet as of June 30, 2021 and unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2021 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of COSM, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2020 and 2019, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“Form 10-K”). The accompanying condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet.

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

June 30, 2021

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

On July 22, 2015, the Hellenic Ministry of Health and more specifically the National Organization for Medicines granted SkyPharm a license for the wholesale of pharmaceutical products for human use. The license is valid for a period of five years and pursuant to the EU directive of (2013/C343/01). Pursuant to the EU directive of (2013/C 343/01), the Company is subject to fulfill the Guidelines of the Good Distribution Practices of medical products for human use. The Company submitted its application for renewal one month before the license expiration to the Hellenic Republic National Organization, but according to the EMA (eudragmdp.ema.europa.eu/inspections/view/wda/WDAHomePage.xhtml): “Due to the restrictions caused by COVID-19, the period of validity of MIA’s, WDA’s, GMP and GDP certificates is automatically extended until the end of 2021. On-site inspections will resume as soon as there is a consensus that the period of the public health crisis has passed. The clarifying remark section of individual MIA’s, WDA’s, GMP and GDP certificates will indicate any exceptions. Competent authorities reserve the right to inspect a manufacturing site should the need arise.” Therefore, the Company is eligible to continue its operations until at least the end of 2021and expects to receive a temporary license by the end of 2021.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2021

On September 27, 2013, the Company acquired one hundred (100%) percent of the outstanding common stock of Amplerissimo Ltd., a company incorporated in Cyprus (“Amplerissimo”), which became a wholly-owned subsidiary of the Company.

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

Going Concern

The Company’s consolidated financial statements are prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern. For the six months ended June 30, 2021, the Company had revenue of $26,466,001, net loss of $4,552,959 and net cash used in operations of $2,519,394. Additionally, as of June 30, 2021, the Company had working capital of $10,417,725, an accumulated deficit of $23,303,783, and stockholders’ equity of $384,548. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing.

The Company has undergone strategic review processes to help find a definitive solution to the Company’s accumulated deficit constraints. Options under consideration in the strategic review process include, but are not limited to, securing new debt, exchange debt to equity, restructuring current debt facilities from short term to long term and taking the proper actions for new fund raising.

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

Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2021

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

The Effects of COVID-19

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of August 16, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur, and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2021, and December 31, 2020, there were no cash equivalents.

The Company maintains bank accounts in the United States denominated in U.S. Dollars and in Greece and in Bulgaria all of them denominated in Euros. The Company also maintains bank accounts in the United Kingdom, denominated in Euros and Great Britain Pounds (British Pounds Sterling).

Reclassifications to Prior Period Financial Statements and Adjustments

Certain reclassifications have been made in the Company’s financial statements of the prior period to conform to the current year presentation. For the three and six months ended June 30, 2020, $380,326 and $434,056, respectively, in sales and marketing expenses were reclassified from general and administrative expenses. Additionally, for the six months ended June 30, 2020, $260,347 was reclassified from accounts payable and accrued expenses to accrued interest on the Statement of Cash Flows. These reclassifications have no impact on previously reported net income.

Account Receivable, net

Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts against gross accounts receivable reflects the best estimate of probable losses inherent in the receivables’ portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. As of June 30, 2021, and December 31, 2020, the Company’s allowance for doubtful accounts was $693,485 and $715,845, respectively.

Tax Receivable

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

June 30, 2021

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

Depreciation expense was $78,341 and $70,739 for the three months ended June 30, 2021 and 2020, respectively and $149,812 and $124,251 for the six months ended June 30, 2021 and 2020, respectively.

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

June 30, 2021

On December 19, 2018, as a result of the acquisition of Cosmofarm, the Company recorded $49,697 of goodwill.

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 5 years for an import/export license. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. As of June 30, 2021, no revision to the remaining amortization period of the intangible assets was made.

Amortization expense was $8,249 and $8,249 for the three months ended June 30, 2021 and 2020, respectively and $16,407 and $16,497 for the six months ended June 30, 2021 and 2020, respectively.

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

As of June 30, 2021, investments consisted of 3,000,000 shares, which traded at a closing price of $0 per share or a value of $0 of ICC International Cannabis Corp, 40,000 shares which traded at a closing price of $5.30 per share, or value of $211,368 of Diversa S.A. and 16,666 shares which traded at a closing price of $0.28 per share or value of $4,739 of National Bank of Greece. Additionally, the Company has $4,623 in equity securities of Pancreta Bank, which are not publicly traded and recorded at cost. See Note 3, for additional investments in equity securities.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2021

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

The following tables presents assets that are measured and recognized at fair value as of June 30, 2021 and December 31, 2020, on a recurring basis:

	June 30, 2021			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – ICC International Cannabis Corp.	$-	-	-	$-
Marketable securities – Divsersa S.A.	211,368	-	-	211,368
Marketable securities – National Bank of Greece	4,739	-	-	4,739
	$216,107			$216,107

	December 31, 2020			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – ICC International Cannabis Corp.	$-	-	-	$-
Marketable securities – Divsersa S.A.	218,183	-	-	218,183
Marketable securities – National Bank of Greece	4,609	-	-	4,609
	$222,792			$222,792

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

June 30, 2021

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

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Stock Compensation (“ASC 718”) and Staff Accounting Bulletin No. 107 (“SAB 107”) regarding its interpretation of ASC 718. ASC 718 requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related requisite service period. The Company values any employee or non-employee stock-based compensation at fair value using the Black-Scholes Option Pricing Model.

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

The Company is liable for income taxes in Greece and the United Kingdom The corporate income tax rate is 22% in Greece and 19% in United Kingdom. Losses may also be subject to limitation under certain rules regarding change of ownership.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2021

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At June 30, 2021 the Company has maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

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

Retirement and Termination Benefits

Under Greek labor law, employees are entitled to lump-sum compensation in the event of termination or retirement. The amount depends on the employee’s work experience and renumeration as of the day of termination or retirement. If an employee remains with the company until full-benefit retirement, the employee is entitled to a lump-sum equal to 40% of the compensation to be received if the employee were to be dismissed on the same day. The Company periodically reviews the uncertainties and judgments related to the application of the relevant labor law regulations to determine retirement and termination benefits obligations of its Greek subsidiaries. The Company has evaluated the impact of these regulations and has identified a potential retirement and termination benefits liability. The amount of the liability as of June 30, 2021 and December 31, 2020, was $102,901 and $107,167 respectively, and has been recorded as a long-term liability within the condensed consolidated balance sheets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average number of common shares outstanding Basic	16,105,409	13,225,387	15,572,773	13,225,387
Potentially dilutive common stock equivalents	-	28,729	-	29,566
Weighted average number of common and equivalent shares outstanding - Diluted	16,105,409	13,254,116	15,572,773	13,254,953

Common stock equivalents are included in the diluted income per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective January 1, 2024, for the Company. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2021

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

The Company determined the fair value of both exchanges based on an actively quoted stock price of ICC received in exchange for the Marathon shares. The Company continues to fair value its investment in ICC with changes recognized in earnings each period and was recorded as an unrealized gain on exchange of investment during the six months ended June 30, 2021 of $0. The value of the investments as of June 30, 2021 and December 31, 2020, was $0 and $0, respectively.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2021

Since no value was attributed to the 33 1/3% equity ownership interest in Marathon received as consideration for the distribution services, the Company would receive variable consideration in future for its services under the Distribution and Equity Acquisition Agreement, if certain milestones are achieved. Refer to Note 11 for the accounting associated with the cash of CAD $2 million received upfront. Variable consideration to be received in the future upon achieving the gross sales milestones described above, is constrained as the Company estimates that it is probable that a significant reversal of revenue could occur. In assessing the constraint, the Company considered its limited experience with the Products, new geographic markets and similar transactions, which affect the Company’s ability to estimate the likelihood of a probable revenue reversal. Therefore, no revenue has been recognized for the period ended June 30, 2021. The Company will continue to reassess variable consideration at each reporting period and update the transaction price when it becomes probable that a significant revenue reversal would not occur.

As of June 30, 2021, in addition to the 3,000,000 ICC shares valued at $0, as noted above, marketable securities also consisted of the following: 40,000 shares which traded at a closing price of $5.30 per share, or value of $211,368 of Diversa S.A. and 16,666 shares which traded at a closing price of $0.28 per share or value of $4,739 of National Bank of Greece. The Company recorded a net unrealized gain on the fair value of these investments of $279 during the six months ended June 30, 2021.

CosmoFarmacy LP

In June 2019, the Company entered into an agreement with an unaffiliated third party to incorporate CosmoFarmacy L.P. for the purpose of providing strategic management consulting services and the retail trade of pharmaceutical products, and OTC to pharmacies. CosmoFarmacy was incorporated with a 30-year term through May 31, 2049. The unaffiliated third party is the general partner (the “GP”) of the limited partnership and is responsible for management and decision-making associated with CosmoFarmacy. The initial share capital was set to EUR 150,000 which was later increased to EUR 500,000. The GP contributed the pharmacy license (the “License”) valued at EUR 350,000 (30-year term) to operate the business of CosmoFarmacy in exchange for a 70% equity ownership. The Company is a limited partner and contributed cash of EUR 150,000 for the remaining 30% equity ownership. CosmoFarmacy is not publicly traded and the Company’s investment has been recorded using the equity method of accounting. The value of the investment as of June 30, 2021 was $177,720 and is included in “Other assets” on the Company’s condensed consolidated balance sheet.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	June 30, 2021	December 31, 2020
Leasehold improvements	$543,451	$560,711
Vehicles	101,183	105,057
Furniture, fixtures and equipment	1,597,143	1,632,654
Computers and software	142,216	149,005
	2,383,993	2,447,427
Less: Accumulated depreciation and amortization	(805,952)	(690,214)
Total	$1,578,041	$1,757,213

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2021

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following at:

	June 30, 2021	December 31, 2020
License	$50,000	$50,000
Trade name / mark	36,997	36,997
Customer base	176,793	176,793
	263,790	263,790
Less: Accumulated amortization	(99,388)	(82,981)
Subtotal	164,402	180,809
Goodwill	49,697	49,697
Total	$214,099	$230,506

NOTE 6 – INCOME TAXES

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the three and six months ended June 30, 2021 and 2020.

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

As of June 30, 2021 and 2020, the Company’s effective tax rate differs from the US federal statutory tax rate primarily due to a valuation allowance recorded against net deferred tax assets in in the United States.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. As of June 30, 2021 and December 31, 2020, the Company has maintained a valuation allowance against all net deferred tax assets in the United States only. Foreign valuation allowances had been reversed as of December 31, 2020.

As of June 30, 2021 and December 31, 2020, the Company has a benefit for tax recorded in any jurisdiction where it is subject to income tax, in the amount of $286,329 and $178,430, respectively, which is included in Deferred tax assets on the condensed consolidated balance sheets.

NOTE 7 – CAPITAL STRUCTURE

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock, which may be issued from time to time in one or more series authorized by the Board of Directors. As of June 30, 2021, no preferred shares have been issued.

Common Stock

The Company is authorized to issue 300 million shares of common stock. As of June 30, 2021 and December 31, 2020, the Company had 16,566,947 and 13,485,128 shares of our common stock issued and 16,216,619 and 13,069,800 shares outstanding, respectively.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2021

Purchase of Treasury Shares

On July 31, 2020, the Company entered into a Stock Purchase Agreement (the “July SPA”) with a stockholder. The July SPA provides for the Company’s purchase of 10,000 shares of the Company’s common stock at $4.00 per share or an aggregate of $40,000. As of December 31, 2020, the Company made $40,000 in payments.

On August 31, 2020, the Company entered into two Stock Purchase Agreements (the “August SPAs”) with a stockholder. The August SPAs provide for the Company’s purchase of an aggregate total of 10,000 shares of the Company’s common stock at $4.00 per share or an aggregate of $40,000. As of December 31, 2020, the Company made $40,000 in payments.

On September 30, 2020, the Company entered into a Stock Purchase Agreement (the “July SPA”) with a stockholder. The July SPA provides for the Company’s purchase of 10,000 shares of the Company’s common stock at $4.00 per share or an aggregate of $40,000. As of December 31, 2020, the Company made $40,000 in payments.

On October 31, 2020, the Company entered into a Stock Purchase Agreement (the “July SPA”) with a stockholder. The July SPA provides for the Company’s purchase of 10,000 shares of the Company’s common stock at $4.00 per share or an aggregate of $40,000. As of December 31, 2020, the Company made $40,000 in payments.

On November 30, 2020, the Company entered into a Stock Purchase Agreement (the “July SPA”) with a stockholder. The July SPA provides for the Company’s purchase of 10,000 shares of the Company’s common stock at $4.00 per share or an aggregate of $40,000. As of December 31, 2020, the Company made $40,000 in payments.

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

The Company agreed to pay Consultant and its assignees an aggregate of 1,800,000 restricted shares of Common Stock, earned at the rate of 200,000 shares per month, which shall be issued and fully paid for in consideration of the Consultant’s considerable expertise and experience and its commitment to work for the Company. However, in the event the Agreement is terminated for any reason after the Initial Term, the shares are subject to a claw back for any months remaining after the Termination Date. The Consultant retained 800,000 of the 1,800,000 shares and agreed with an assignee and the Company that 1,600,000 of the 1,800,000 shares shall be held in book entry for six (6) months from the date of this Agreement, subject to the above claw back. The shares valued on the date of the agreement at $3.28 per share or $5,904,000, which will be amortized over the term of the agreement. As of June 30, 2021, the Company has recorded $3,157,451 in stock-based compensation for the 1,000,000 shares earned through the end of the period.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2021

Debt Exchange Agreement

On June 23, 2021, the Company entered into a Debt Exchange Agreement (the “June Debt Exchange Agreement”) to exchange various loans pursuant to which the related party Lender has made (See Note 8), in the aggregate principal amount of $3,000,000 (the “Debt”). The Company agreed to issue the Lender shares of common stock of the Company at an exchange rate of $6.00 per share (the “Exchange Shares”) in exchange for the principal amount of Debt of $3,000,000 or 500,000 shares of common stock (exchange rate of $6.00 per share). On June 23, 2021, the fair value of the Company’s shares of common stock was $5.00 per share. For the three and six months ended June 30, 2021, the Company recorded $3,000,000 as a capital contribution and an increase in equity in accordance with ASC 850-10-20 due to the related party relationship and ASC 470-50-40-20 which provides guidance on extinguishments of related party debt. Accordingly, extinguishment transactions between related entities are in essence capital transaction, and no gain is recorded in the consolidated statements of operations for the difference between the fair value of $5.00 per share and the exchange rate of $6.00 per share.

Potentially Dilutive Securities

No options, warrants or other potentially dilutive securities have been issued as of June 30, 2021 and December 31, 2020, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

On the date of our inception, we issued 2 million shares of our common stock to our three officers and directors which were recorded at no value (offsetting increases and decreases in common stock and additional paid-in capital).

Doc Pharma S.A.

As of June 30, 2021, the Company has a prepaid balance of $2,917,334 and an accounts payable balance of $177,161, resulting in a net prepaid balance of $2,740,173 to Doc Pharma S.A. related to purchases of inventory. Additionally, the Company has a receivable balance of $3,135,184. As of December 31, 2020, the Company has a prepaid balance of $3,468,653 to Doc Pharma S.A. related to purchases of inventory. Additionally, the Company had a receivable balance of $3,468,564.

During the three months ended June 30, 2021 and 2020, the Company purchased a total of $1,091,118 and $644,643 of products from Doc Pharma S.A., respectively. During the three months ended June 30, 2021 and 2020 the Company had $523,712 and $1,107,822, in revenue from Doc Pharma S.A., respectively.

During the six months ended June 30, 2021 and 2020, the Company purchased a total of $1,413,924 and $1,315,274, respectively, of products from Doc Pharma S.A. During the six months ended June 30, 2021 and 2020 the Company had $796,917 and $1,469,365, in revenue from Doc Pharma S.A., respectively.

On October 10, 2020, the Company entered into a contract manufacturer outsourcing agreement with DOC Pharma whereby DOC Pharma is responsible for the development and manufacturing of pharmaceutical products and nutritional supplements according to the Company’s specifications based on strict pharmaceutical standards and GMP (Good Manufacturing Practice) protocols, as the National Organization for Medicines requires. The Company has the exclusive ownership rights for trading and distribution of its own branded nutritional supplements named “Sky Premium Life” (“SPL”). The duration of the agreement is for 5 years however either party may terminate the agreement at any time giving six-months advance notice. DOC Pharma is exclusively responsible for supplying the raw materials and packaging required to manufacture the final product. However, they are not responsible for potential delays that may arise, concerning their import. DOC Pharma is obliged to store the raw and packaging materials. The delivery of raw and packaging materials should be purchased at least 30 and 25 days, respectively, before the delivery date of the final product. The Manufacturer solely delivers the finished product to the Company. There is a minimum order quantity (MoQ) of 1,000 pieces per product code. Both parties have agreed that the Company will deposit 60% of the total cost upon agreement and assignment and 40% of the total cost including VAT charge upon the delivery date. The prices are indicative and are subject to amendments if the cost of the raw material or the production cost change. As of June 30, 2021, the Company has purchased €505,861 ($599,344) in inventory related to this agreement.

Doc Pharma S.A is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the wife of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma S.A. in the past.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2021

Notes Payable – Related Party

A summary of the Company’s related party notes payable as of June 30, 2021 and December 31, 2020 is presented below:

	2021	2020

Beginning Balance	$501,675	$1,375,532
Payments	-	(996,136)
Foreign currency translation	(15,670)	122,279
Ending Balance	$486,005	$501,675

Grigorios Siokas

On December 20, 2018, the €1,500,000 ($1,718,400) note payable, originally borrowed pursuant to a Loan Agreement with a third-party lender, dated March 16, 2018, was transferred to Grigorios Siokas. The note bears an interest rate of 4.7% per annum and matured on March 18, 2019 pursuant to the original agreement. The note is not in default and the maturity date has been extended until December 31, 2021. As of December 31, 2020, the note had an outstanding principal balance of €400,000 ($489,200) and accrued interest of €158,287 ($193,585). As of June 30, 2021, the Company has an outstanding balance of €400,000 ($473,920) and accrued interest of €203,017 ($240,535).

Grigorios Siokas is the Company’s CEO and principal shareholder.

Dimitrios Goulielmos

On November 21, 2014, the Company entered into an agreement with Dimitrios Goulielmos, as amended on November 4, 2016. Pursuant to the amendment, this loan has no maturity date and is non-interest bearing. As of December 31, 2020, the Company had a principal balance of €10,200 ($12,475). A principal balance of €10,200 ($12,085) remained as of June 30, 2021.

Dimitrios Goulielmos is a current director and former CEO of the Company.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the six months ended June 30, 2021 the Company recorded a loss of $15,670.

Loans Payable – Related Party

A summary of the Company’s related party loans payable during the six months ended June 30, 2021, and the year ended December 31, 2020 is presented below:

	2021	2020

Beginning Balance	$1,629,246	$1,026,264
Proceeds	2,811,062	725,563
Payments	(125,589)	(149,695)
Conversion of debt	(3,000,000)	-
Settlement of lawsuit	(600,000)	-
Foreign currency translation	(10,316)	27,114
Ending Balance	$704,403	$1,629,246

Grigorios Siokas

From time to time, Grigorios Siokas loans the Company funds in the form of non-interest bearing, no-term loans. As of December 31, 2020, the Company had an outstanding principal balance under these loans of $1,629,246 in loans payable to Grigorios Siokas.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2021

On May 10, 2021, the Company entered into a Debt Exchange agreement (“May Debt Exchange”) related to a lawsuit from on or about July 25, 2019, whereby Mark Rubenstein, individually and as a shareholder of the Company, brought the action styled Rubenstein v. Siokas, et al., Case No. 1:19-cv-06976-KPF (S.D.N.Y.) against Grigorios Siokas for recovery of alleged profits earned under Section 16(b) of the Securities Exchange Act of 1934. Although recovery was sought only from Mr. Siokas, the Company was also named as a nominal defendant. Both the Company and Mr. Siokas vigorously defended the lawsuit. On or about September, 18, 2020, in an effort to avoid the uncertainty of litigation and further legal expense, Mr. Siokas agreed to settle the lawsuit by agreeing to reimburse the Company a total of six hundred thousand ($600,000) dollars, payable as a combination of: (1) Mr. Siokas reimbursing the Company for Plaintiff’s attorneys’ fees, in an amount subsequently determined by the Court to be $120,000 plus $4,137 of litigation costs to be paid in cash, and (2) Mr. Siokas relieving the Company of certain debt owed to him. Mr. Siokas and the Company strongly opposed Plaintiff’s motion for attorneys’ fees. The Company has accrued the Plaintiff’s attorney’s fees and the balance as of June 30, 2021 was $124,137 and is included in accounts payable and accrued expenses on the balance condensed consolidated balance sheet. Pursuant to the terms of the May Debt Exchange the Company forgave $600,000 of the existing loan payable and recorded the forgiveness to additional paid in capital.

On June 23, 2021, the Company entered into an exchange agreement (“June Exchange Agreement”) with Mr. Siokas whereby an aggregate total of $3,000,000 of these outstanding loans were converted into 500,000 shares of the Company’s common stock. During the six months ended June 30, 2021, the Company borrowed additional proceeds of €1,080,000 ($1,281,562) and $1,529,500 and repaid €106,000 ($125,589) of these loans. As of June 30, 2021, the Company had an outstanding balance under these loans of $704,403.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the six months ended June 30, 2021 the Company recorded a loss of $10,316.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

NOTE 9 – LINES OF CREDIT

A summary of the Company’s lines of credit as of June 30, 2021 and December 31, 2020 is presented below:

	June 30, 2021	December 31, 2020
National	$3,093,644	$3,540,550
Alpha	1,019,368	1,106,894
Pancretan	532,191	-
National - COVID	393,709	429,240
Total	$5,038,912	$5,076,684

The line of credit with National Bank of Greece is being renewed annually with current interest rates of 6.00%, 4.35% (“COSME 2”) and 4.35% (plus the 6-month Euribor plus any contributions currently in force by law on certain lines of credit), (“COSME 1”). The maximum borrowing allowed for the 6% line of credit was $2,606,560 and $2,690,600 as of June 30, 2021 and December 31, 2020, respectively for the 6% line of credit. The outstanding balance was $2,103,897 and $2,411,182 as of June 30, 2021 and December 31, 2020, respectively.

The maximum borrowing allowed was $1,184,800 and $1,223,000 as of June 30, 2021 and December 31, 2020, respectively, for the 4.35% lines of credit. The outstanding balance was $989,746 and $1,129,368 as of June 30, 2021 and December 31, 2020, respectively.

The line of credit with Alpha Bank of Greece is renewed annually with a current interest rate of 6.00%. The maximum borrowing allowed was $1,184,800 and $1,123,000 as of June 30, 2021 and December 31, 2020, respectively. The outstanding balance was $1,019,368 and $1,106,894 as of June 30, 2021 and December 31, 2020, respectively.

The Company entered into a line of credit with Pancreta bank on February 23,2021. The line of credit is renewed annually with a current interest rate of 6.10%. The maximum borrowing allowed was $592,400 at June 30, 2021. The outstanding balance was $532,191 as of June 30, 2021.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2021

Interest expense for the three month period ended June 30, 2021 and 2020, was $137,088.11 and $92,747, respectively.

Interest expense for the six months ended June 30, 2021 and 2020, was $153,589 and $110,420, respectively.

Under the agreements, the Company is required to maintain certain financial ratios and covenants. These lines of credit were assumed in the Company’s acquisition of Cosmofarm. During the three and six months ended June 30, 2021 and December 31, 2020, the Company was in compliance with these ratios and covenants.

COVID-19 Government Funding

On June 23, 2020, the Company’s subsidiary, Cosmofarm, entered into an agreement with the “National Bank of Greece SA” (the “Bank”) to borrow a maximum of €500,000 ($611,500) under a proposed plan which will operate the same as the line of credit above. The proposed plan has a maturity date of sixty (60) months from the date of the first disbursement, which includes a grace period of nine months. The total amount of the initial proceeds were paid in 3 equal monthly installments. The line of credit is interest bearing from the date of receipt and is payable every three (3) months at an interest rate of 2.7%. The outstanding balance was $393,709 and $429,240 at June 30, 2021 and December 31, 2020.

Interest expense for the three and six months ended June 30, 2021 was $0.

NOTE 10 – CONVERTIBLE DEBT

A summary of the Company’s convertible debt during the six months ended June 30, 2021 and the year ended December 31, 2020 is presented below:

	2021	2020

Beginning balance convertible notes	1,447,000	1,500,000
New notes	100,000	540,000
Payments	(362,000)	(593,000)
Subtotal notes	1,185,000	1,447,000
Debt discount at year end	(418,504)	(494,973)
Convertible note payable net of discount	766,496	952,027

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2021

On September 23, 2020, the Company entered into a Second Forbearance and Amendment Agreement (the “Agreement”) with the Buyer. Pursuant to the March 23, 2020, Forbearance and Amendment Agreement. The Note was due to be paid in full on or before September 16, 2020 and was not paid (the “Existing Default”). The Note provides that upon an Event of Default, the Buyer may, among other things, require the Company to redeem all or a portion of the Note at a redemption premium of 120%, multiplied by the product of the conversion rate ($6.00per share) and the then current market price.

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

On June 18, 2021, the Company modified the terms of its outstanding debt by entering into a Third Forbearance Agreement (the “Third Agreement”) whereby the Company agreed to make certain payments to the creditor and the creditor will accept such payments as full discharge of the outstanding debt. The Agreement provides that the Buyer will (a) forbear (i) from taking any action with respect to the Existing Default and (ii) from issuing any demand for redemption of the Note on the basis of the Existing Default until the earlier of: (1): November 16, 2021 (or, if earlier, such date when all amounts outstanding under the Note shall be paid in full or converted into shares of Common Stock in accordance therewith) and (2) the time of any breach by the Company of the Agreement or the occurrence of an Event of Default that is not an Existing Default (the “Forbearance Expiration Date), (b) during the Forbearance Period (as defined) waive the prepayment premium to any Company Optional Redemption (which will result in the 120% redemption premium effectively replaced with 100%), and (c) during the Forbearance Period, waive the repayment in full of the Note other than the Required Payments (as defined) prior to November 16, 2021. The Scheduled Required Prepayments are $62,000 upon the first scheduled required prepayment and five (5) payments thereafter aggregating $287,000 with the remainder outstanding under the Note due on November 16, 2021. In addition, there are mandatory prepayments in the event the Company completes a Subsequent Placement (as defined) or long-term debt (other than from the Buyer or from officers, directors and 10% or greater shareholders of the Company) or factoring and purchase order indebtedness, the Company shall effect a Company Optional Redemption amount equal to 50% of the gross proceeds (less reasonable expenses of counsel and any investment bank) together with all Scheduled Required Payments. The Company performed an analysis to determine if at least a 10% difference between the present value of the new loan’s cash flows and the present value of the old loan’s remaining cash flows and determined that yes there is more than a 10% difference. The Company will experience a cash flow increase of approximately 15% due to the modification; therefore, the cash flow is considered substantially different, and the Company has applied extinguishment accounting.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2021

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

As of December 31, 2019, the Company had a principal balance of $907,000 on the May 2019 Note and the Company had accrued $15,420 in interest expense. During the six months ended June 30, 2021, the Company repaid $362,000 such that as of June 30, 2021, the Company had a principal balance $545,000 on the May 2019 Note and the Company had accrued $18,102 in interest expense.

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

The Company issued the $540,000 Note in exchange for $500,000 in cash and included a $40,000 Original Issue Discount (“OID”) and paid $3,000 in financing costs. The principal amount together with interest at the rate of eight percent (8.0%) per annum, compounded annually (the “Interest Rate”), will be paid to the Lenders on or before the Maturity Date (December 31, 2021 or as defined below). Accrued interest shall be calculated on the basis of a 360-day year for the actual number of days elapsed. In the event that on or before the Maturity Date, the Note either (i) have not been converted or have not been otherwise satisfied in full or (ii) an Event of Default occurs, then the applicable rate of interest on the outstanding amount of the Note since inception shall be the Interest Rate plus eighteen percent (18.0%), the Default Interest. Unless previously converted, the principal and accrued interest on the Note is due and payable in cash (USD) upon the earlier of (i) December 31, 2021, (ii) a Change of Control (as defined below) or (iii), an Event of Default (as defined below) (collectively, the “Maturity Date”). As of June 30, 2021, the Company had a principal balance of $540,000 and had accrued $23,400 in interest expense.

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

June 30, 2021

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

The Company determined that the embedded conversion feature of the convertible promissory note meets the definition of a beneficial conversion feature and a derivative liability which is accounted for separately. The Company measured the beneficial conversion feature’s intrinsic value on December 16, 2020 and determined that the embedded derivative was valued at $456,570 which was recorded as a debt discount, and together with the original issue discount and transaction expenses of $43,000, in the aggregate of $499,570, is being amortized over the life of the loan. For the three and six months ended June 30, 2021, $71,641 and $109,865, respectively has been amortized. As of June 30, 2021, the fair value of the derivative liability was $394,941 and for the three and six months ended June 30, 2021, the Company recorded a gain of $21,572 and $65,787, respectively from the change in fair value of derivative liability as other income in the consolidated statements of operations and comprehensive income (loss).

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

Upon the consummation of a NEO listing, the total principal and accrued interest outstanding on the note will convert into shares of the Company’s common stock at a 25% discount to the prices of the common shares sold in the financing to be conducted in conjunction with the NEO listing. In the event that a NEO listing is not consummated on or before October 31, 2021, the note holder will have the option, in part or in full, to have the note repaid with interest, or convert the note into Company common stock at a 25% discount to the 30-day volume-weighted average price of the Common Shares on the most senior stock exchange in North American on which the common shares are trading prior to conversion. As of June 30, 2021, the Company had a principal balance of $100,000 and had accrued $3,735 in interest expense.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2021

The Company determined that the embedded conversion feature of the convertible promissory note meets the definition of a beneficial conversion feature and a derivative liability which is accounted for separately. The Company measured the beneficial conversion feature’s intrinsic value on January 7, 2021 and determined that the embedded derivative was valued at $62,619 which was recorded as a debt discount and is being amortized over the life of the loan. For the six months ended June 30, 2021, $29,223 has been amortized. As of June 30, 2021, the fair value of the derivative liability was $40,537 and for the three and six months ended June 30, 2021, the Company recorded a gain of $4,924 and $22,082, respectively from the change in fair value of derivative liability as other income in the consolidated statements of operations and comprehensive income (loss).

Derivative Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2021:

Amount
Balance on December 31, 2020	$460,728
Issuances to debt discount	62,619
Change in fair value of derivative liabilities	(85,869)
Balance on June 30, 2021	$437,478

The fair value of the derivative conversion features and warrant liabilities as of June 30, 2021 were calculated using a Monte-Carlo option model valued with the following assumptions:

June 30, 2021
Dividend yield	0%
Expected volatility	113.8%-139.0%
Risk free interest rate	0.15%-0.18%
Contractual terms (in years)	0.34 – 0.89

NOTE 11 – DEBT

A summary of the Company’s third-party debt during the six months ended June 30, 2021 and the year ended December 31, 2020 is presented below:

June 30, 2021	Loan Facility	Trade Facility	Third Party	COVID Loans	Total
Beginning balance	3,302,100	6,446,000	12,631,284	435,510	22,814,594
Proceeds	-	-	-	-	-
Payments	(20,000)	-	-	-	(20,000)
Conversion of debt	-	-	(3,010,000)	-	(3,010,000)
Foreign currency translation	(106,836)	(76,400)	(19,460)	(10,740)	(213,382)
Subtotal	3,175,264	6,369,600	9,601,878	424,470	19,571,212
Reclass of long-term portion of debt	(2,582,864)	(2,191,880)	(5,460,759)	-	(10,235,503)
Ending Balance	592,400	4,177,720	4,141,119	424,470	9,335,709

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2021

December 31, 2020	Loan Facility	Bridge Loans	Trade Facility	Third Party	COVID Loans	Total
Beginning balance	3,078,442	191,287	6,245,400	2,514,595	-	12,029,724
Proceeds	-	-	-	16,121,500	435,210	16,556,710
Payments	-	(191,287)	-	(5,006,115)	-	(5,230,725)
Conversion of debt				(807,795)		(807,795)
Debt extinguishment	(12,066)	-	-	(192,205)	-	(204,271)
Foreign currency translation	269,047	-	200,600	1,304	-	470,951
Subtotal	3,302,100	-	6,446,000	12,631,284	435,210	22,814,594
Reclass of long-term portion of debt	(2,843,475)	-	(2,384,850)	(5,543,557)	-	(10,771,882)
Ending Balance	458,625	-	4,061,150	7,087,727	435,210	12,042,712

Loan Facility Agreement

On June 30, 2020, SkyPharm entered into a settlement agreement on an existing loan facility agreement with Synthesis Peer-to-Peer Income Fund, whereby the Company agreed to make certain payments to the creditor and the creditor will accept such payments as full discharge of outstanding debt. In accordance with the settlement agreement, interest will accrue from June 30, 2020 until repayment in full at a rate of 6% per annum for the first year and 5.25% per annum for the second year calculated on the balance outstanding from day to day during such period. Interest is due on the 10th day of each calendar month. If any amount of principal or interest is unpaid on its due date interest shall accrue from the due date until the date of its payment until the date of its payment in full at the rate of 7.25% per annum. The Company will make quarterly payments of €125,000 beginning May 6, 2021 with a final payment of €2,200,000 on May 6, 2022. The Company evaluated the settlement agreement for debt modification in accordance with ASC 470-50 and concluded that the debt qualified for debt extinguishment as the 10% cash flow test was met. As a result, the $3,828,630 of principal and accrued interest of $168,732, or an aggregate of $3,997,362 was written off and the new debt was recorded at fair value as of June 30, 2020 in the amount of $3,033,990. As of December 31, 2020, the Company has accrued interest expense of $33,021 and the principal balance of the debt is $3,302,100, of which $2,843,475 is classified as Notes payable – long term portion on the consolidated balance sheet. As of June 30, 2021, the Company repaid $23,696 and the principal balance of the debt is $3,175,264, of which $2,582,864 is classified as Notes payable – long term portion on the condensed, consolidated balance sheet.

The debt is subject to acceleration in an Event of Default (as defined in the Notes). This agreement is secured by a personal guaranty of Grigorios Siokas, which is secured by a pledge of 1,000,000 shares of common stock of the Company owned by Mr. Siokas.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2021

Trade Facility Agreements

On May 12, 2017, SkyPharm entered into a Trade Finance Facility Agreement (the “SkyPharm Facility”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”). The SkyPharm Facility provides the following material terms:

•

The Lender will provide SkyPharm a facility of up to €2,000,000 ($2,369,600) secured against SkyPharm’s receivables from the sale of branded and generic pharmaceutical sales. In the event that accounts receivable become uncollectible, the Company will be obligated to pay back the notes in full.

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

June 30, 2021

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

As of December 31, 2020, the Company had principal balances of €2,000,000 ($2,446,000), of which $2,384,850 is classified as Notes payable – long term portion on the consolidated balance sheet, and $4,000,000 under the agreements and the Company had accrued $402 and $16,185 respectively, in interest expense related to these agreements. As of June 30, 2021, the Company had principal balances of €2,000,000 ($2,369,600), of which $2,191,880 is classified as Notes payable – long term portion on the consolidated balance sheet, and $4,000,000 under the agreements and the Company had accrued $11,250 and $26,231 respectively, in interest expense related to these agreements.

Third Party Debt

On November 16, 2015, the Company entered into a Loan Agreement with Panagiotis Drakopoulos, former Director and former Chief Executive Officer, pursuant to which the Company borrowed €40,000 ($42,832) as a note payable from Mr. Drakopoulos. The note bears an interest rate of 6% per annum and was due and payable in full on November 15, 2016. As of December 31, 2020, the Company had an outstanding principal balance of €8,000 ($9,784) and accrued interest of €4,785 ($5,852). As of June 30, 2021, the Company had an outstanding principal balance of €8,000 ($9,478) and accrued interest of €6,066 ($7,187).

Conversion of Prior Year Senior Promissory Notes

In the years ending December 31, 2019 and 2020, the Company executed Senior Promissory Notes (the “Debt”) in an aggregate total of $3,010,000 to an unaffiliated third-party lender (the “Lender”). As of December 31, 2020, the Company had a principal balance of $3,010.00 on this Debt and the Company had accrued $527,604 in interest expense. As of February 5, 2021, The Company entered into an Amended and Restated Debt Exchange Agreement (the “Agreement”) with the “Lender that provided for the issuance by the Company of 781,819 shares of common stock (the “Exchange Shares”), at the rate of $3.85 per share, in exchange for an aggregate of $3,010,000 principal amount of existing loans made by the Lender to the Company. The market price at the time this Agreement was negotiated was $3.28 per share and the Company recorded a gain on debt extinguishment of $445,636.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2021

All accrued and unpaid interest, $563,613 as of June 30, 2021, as well as any unpaid fees, shall be paid in three (3) equal monthly installments following the closing of a planned Canadian public offering. Pursuant to this Agreement, Grigorios Siokas, the Company’s Chief Executive Officer and principal shareholder, will be released from all personal guarantees on the Debt.

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

The May 18 Note is subject to acceleration in an Event of Default. Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the May 18 Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of June 30, 2021 and December 31, 2020, the Company had a principal balance of $2,000,000 on this note.

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

As of June 30, 2021 and December 31, 2020, the Company had a principal balance of $5,000,000 on this note, which is classified as long-term on the consolidated balance sheet.

As of June 30, 2021 and December 31, 2020, the Company has accrued an aggregate total of $259,149 and $146,685 in accrued interest expense related to these loans.

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

On October 29, 2020, the Company entered into a debt exchange agreement with the lender whereby the Company issued 259,741 shares of common stock at the rate of $3.85 per share in exchange for an aggregate of $1,000,000 principal amount of the existing loan. The fair market value of the Company’s common stock on the date of exchange was $3.11 per share and as such, the Company recorded a gain of $192,205. Interest will continue to accrue on the remaining debt and the converted amount until December 31, 2020. As of December 31, 2020, the Company had a principal balance of $2,000,000 on this note and prepaid interest of $8,514. As of June 30, 2021, the Company had a principal balance of $2,000,000 on this note and $0 in accrued interest expense. The note is not in default and the Company is in negotiations with the lender to extend the maturity date.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2021

November 19, 2020 Debt Agreement

On November 19, 2020, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($611,500). The note matures on November 18, 2025 and bears an annual interest rate, based on a 360-day year, of 3.3% plus .6% plus 6-month Euribor when Euribor is positive. Pursuant to the terms of the agreement, there is a six-month grievance from the first deposit date, which was November 19, 2020, for principal repayment. The principal is to be repaid in 18 quarterly installments of €27,000 with the first payment due 9 months from the first deposit. As of December 31, 2020, the Company had no accrued interest and a principal balance of €500,000 ($611,500), of which $543,557 is classified as Notes payable – long term portion on the consolidated balance sheet. As of June 30, 2021, the Company had no accrued interest and a principal balance of €500,000 ($592,400), of which $460,759 is classified as Notes payable – long term portion on the consolidated balance sheet. As of June 30, 2021 the Company has $8,856 in accrued interest expenses related to this note.

COVID-19 Government Loans

On May 12, 2020, the Company was granted and on May 22, 2020 the Company received a €300,000 ($337,110) loan from the Greek government. The loan will be repaid in 40 equal monthly instalments beginning on January 1, 2022 and bears an interest rate of 0.94% per annum. As a condition to the loan, the company is required to retain the same number of employees until October 31, 2020. The balance as of June 30, 2021 was $355,440.

On June 24, 2020, the Company received a loan £50,000 ($61,845) from the United Kingdom government. The loan has a six-year maturity and bears interest at a rate of 2.5% per annum beginning 12-months after the initial disbursement. The Company may prepay this loan without penalty at any time. The balance as of June 30, 2021 was $69,030.

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

As discussed in Note 3, the Company attributed no value to the shares received in Marathon pursuant to (a) above. In relation to the CAD $2 million cash received noted in (b) above, the Company accounted for its obligation to issue a variable number of the Company’s Common Shares as Share-settled debt obligation in accordance with ASC 480 measured at fair value or the settlement amount of $1,554,590 (CAD $2 million). If settlement were to occur on December 31, 2019, the Company would be required to issue 261,891 common shares to settle its debt obligation. The Company could be obligated to potentially issue an unlimited number of common shares to settle its Share-settled debt obligation. If such events were to occur, the Company would be required to increase its authorized share capital and since increasing the authorized share capital is within the control of the Company, as our CEO controls greater than 50% of the outstanding common stock of the Company, the original classification of equity-classified financial

None of the above loans were made by any related parties.

NOTE 12 – LEASES

The Company has various lease agreements with terms up to 10 years, comprising leases of office space. Some leases include options to purchase, terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2021

The assets and liabilities from operating and finance leases are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s secured incremental borrowing rates or implicit rates, when readily determinable. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.

The Company’s operating leases do not provide an implicit rate that can readily be determined. Therefore, we use a discount rate based on our incremental borrowing rate, which is determined using the interest rate of our long-term debt on the date of inception.

The Company’s weighted-average remaining lease term relating to its operating leases is 6.71 years, with a weighted-average discount rate of 6.74%.

The Company incurred lease expense for its operating leases of $99,610 and $104,588 which was included in “General and administrative expenses,” for the six months ended June 30, 2021 and 2020, respectively.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of June 30, 2021.

Maturity of Lease Liability
Remainder of 2021	$115,368
2022	228,112
2023	203,409
2024	118,978
2025	114,856
Thereafter	431,790
Total undiscounted operating lease payments	$1,212,513
Less: Imputed interest	(243,054)
Present value of operating lease liabilities	$969,459

The Company’s weighted-average remaining lease term relating to its finance leases is 2.7 years, with a weighted-average discount rate of 6.74%.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s finance leases as of June 30, 2021.

Maturity of Lease Liability
Remainder of 2021	$51,377
2022	86,663
2023	74,113
2024	55,762
2025	24,823
Thereafter	589
Total undiscounted finance lease payments	$293,327
Less: Imputed interest	(32,302)
Present value of finance lease liabilities	$261,025

The Company had operating cash flows used in finances leases of $4,453 and $2,301 for the six months ended June 30, 2021 and 2020, respectively.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2021

The Company incurred interest expense on its finance leases of $5,250 which was included in “Interest expense,” for the six months ended June 30, 2021. The Company incurred amortization expense on its finance leases of $49,267 which was included in “Depreciation and amortization expense,” for the six months ended June 30, 2021.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of June 30, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

Advisory Agreement

On April 18, 2018, SkyPharm S.A. entered into a ten-year Advisory Agreement with Synthesis Management Limited (the “Advisor”). The Advisor was retained to assist SkyPharm to secure corporate finance capital. The Advisor shall be paid €104,000 per year during the ten-year term.

Related Party Research and Development Agreement

On May 17, 2021, Doc Pharma and the Company entered into a Research and Development agreement whereby DOC Pharma will be responsible for the research, development and design of 250 nutritional supplements for the final products called “Sky Premium Life”. These products will be sold in Greece and abroad. The total cost of this project will be €1,425,000 plus VAT and will be done over three phases as follows: Design & Development (€725,000); Control and Product Manufacturing (€250,000) and Clinical Study and Research (€450,000) The agreement terminates on December 31, 2025.

NOTE 14 – STOCK OPTIONS AND WARRANTS

As of June 30, 2021, there were 37,000 options outstanding and 37,000 options exercisable with expiration dates of January 2022.

A summary of the Company’s option activity during the six months ended June 30, 2021 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2020	62,000	$1.19	0.60	$242,200
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	(25,000)	-	-	-
Balance Outstanding, June 30, 2021	37,000	$1.32	0.51	$147,100

Exercisable, June 30, 2021	37,000	$1.32	0.51	$147,100

As of June 30, 2021, there were 1,164,673 warrants outstanding and 1,164,673 warrants exercisable with expiration dates from May 2023 through March 2024.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2021

A summary of the Company’s warrant activity during the six months ended June 30, 2021 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2020	1,164,673	$6.41	3.01	$5,360
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, June 30, 2021	1,164,673	$6.41	2.52	$16,080

Exercisable, June 30, 2021	1,164,673	$6.41	2.52	$16,080

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

The Company disaggregates revenue by country to depict the nature and economic characteristics affecting revenue.

The following table presents our revenue disaggregated by country for the three months ended:

	June 30,	June 30,
Country	2021	2020
France	$-	-
Germany	3	125,238
Greece	14,504,869	11,967,758
Hungary	-	100
Ireland	-	(9)
Italy	4	16,007
Jordan	-	(95)
Denmark	14	-
Cyprus	64,225	-
UK	265,828	697,609
Croatia	11,982	8,617
Libya	-	-
Netherlands	-	4,797
Poland	-	(50)
Total	$14,846,925	$12,819,972

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2021

The following table presents our revenue disaggregated by country for the six months ended:

Country	June 30, 2021	June 30, 2020
Croatia	$11,982	$8,617
Denmark	54,700	-
France	-	1,091
Germany	13,617	792,540
Greece	25,958,364	22,657,446
Hungary	-	36,240
Ireland	-	35,104
Italy	15,731	22,048
Jordan	-	9,322
Libya		41,972
Netherlands	-	38,252
Poland	-	28,352
Cyprus	78,948	-
UK	332,659	1,082,236
Total	$26,466,001	$24,753,220

NOTE 16 – SUBSEQUENT EVENTS

Advisory Agreements

On July 1, 2021, the Company entered into a two-year advisory agreement with a third party (the “Consultant”) for advisory and consulting services related to the Company’s intention to become listed on NASDAQ. Peter Goldstein, a director of the Company is a principal of the Consultant. As consideration for services rendered, the Company will pay the consultant $4,000 a month until the Company commences trading on NASDAQ. Upon NASDAQ listing, the Company shall pay $10,000 per month, with $4,000 per month paid on a monthly basis and $6,000 per month accrued until such time as the Company raises an aggregate of $10,000,000. In addition, the consultant will receive a $100,000 bonus upon NASDAQ listing and when the Company has raised an aggregate of $10,000,000. Finally, the Company has agreed that the Consultant shall receive a total of 250,000 shares of the Company’s common stock, 50,000 of such shares that have been previously issued pursuant to previous agreements and 200,000 shares to be issued when the Company commences trading on NASDAQ.

On July 7, 2021, the Company entered into an agreement with a non-exclusive financial advisor and placement agent. The term of the agreement is a minimum of 45 days and will continue until 5 business days following the date in which a party receives written notice from the other party of termination. As consideration for services rendered, the Company shall pay: a) a cash fee equal to 10% of the gross proceeds of any securities sold in the offering payable at closing of the offering from the gross proceeds of the offering; b) 1% of the gross proceeds of any securities sold in the offering payable at closing of the offering from the gross proceeds of the offering for unaccountable expenses; c) warrants to purchase shares of the Company’s common stock equal to 10% of the number of shares issued in the offering or to be issued thereafter upon conversion of any convertible securities issued in the offering. These warrants will have a 5-year term and an exercise price equal to the price per share of common stock sold in the offering or conversion or exercise price into common stock of any convertible security sold and will have the same provisions, terms, conditions, rights and preferences as the securities sold in the offering; d) a cash fee equal to 10% of the exercise price of all securities constituting warrants, options or other rights to purchase securities sold in the offering payable only upon exercise.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

June 30, 2021

On July 7, 2021, the Company entered into a 6-month agreement with a non-exclusive agent, advisor or underwriter in any offering of securities of the Company. At the closing of any offering the company will compensate the agent: a) a cash fee or as an underwritten offering an underwriter discount equal to 7% of the aggregate gross proceeds raised in each offering. For all investors referred directly to the Company by the agent, a cash fee or as an underwritten offering an underwriter discount equal to 5% of the aggregate gross proceeds invested by such investors. b) The Company shall issue to Spartan or its designees at each closing, warrants to purchase shares of the Company’s common stock equal to 5% of the aggregate number of shares of common stock placed in each offering. c) Out of the proceeds of each closing, the Company also agreed to pay the agent up to $35,000 for non-accountable expenses (up to $50,000 for a public offering) along with up to $50,000 for fees and expenses of legal counsel and other out-of-pocket expenses (increase to up to $100,000 for public offerings) plus additional miscellaneous costs. The agent would also have the right of first refusal from the date of the agreement until the 12-month anniversary following consummation of any offerings for total proceeds of at least $3 million raised by investors introduced by the agent.

Related Party Debt Exchange Agreements

On July 13, 2021, the Company entered into a Debt Exchange Agreement (the “Agreement”) with Grigorios Siokas, the Company’s Chief Executive Officer. The Agreement provided for the issuance by the Company of 166,667 shares of common stock, at the rate of $6.00 per share, or an aggregate of $1,000,000, in exchange for $1,000,000 of existing loans by Mr. Siokas to the Company.

On July 19, 2021, the Company entered into a Debt Exchange Agreement (the “July 19 Agreement”) with Grigorios Siokas, the Company’s Chief Executive Officer. The July 19 Agreement provided for the issuance by the Company of 208,333 shares of common stock, at the rate of $6.00 per share, or an aggregate of $1,250,000, in exchange for $1,250,000 of existing loans by Mr. Siokas to the Company.

Conversion of Convertible Debt

On July 14, 2021, pursuant to a conversion notice, $150,000 in principal and $24,144 in interest were converted at $3.165 into 55,021 shares of common stock.

Related Party Convertible Note

On July 20, 2021, the Company entered into a Convertible Promissory Note with Greg Siokas, CEO, in the principal amount of $2,000,000 memorializing outstanding loans to the Company. The note is due on demand and will not bear interest if it is paid before the maturity date. The note may be prepaid without penalty at any time and is convertible at the option of the holder at any time at any time at above the then current market price. Pursuant to the July 20, 2021 Agreement, an aggregate of $1,250,000 of indebtedness was converted into equity.

Debt Exchange Agreement

On August 4, 2021, the Company entered into a debt exchange agreement (the “Agreement”) with a senior institutional lender and Grigorios Siokas, CEO, as guarantor. The parties to the Agreement had entered into a senior loan, as amended, as of June 30, 2020 (the "Loan") pursuant to which the Loan had been reduced to €2,700,000 (See note 11). The Agreement provides for the issuance by the Company of 321,500 shares of common stock (the "Exchange Shares"), at the rate of $5.00 per share, in exchange for the repayment of €1,350,000 ($1,599,480) principal amount effective upon the closing of the Agreement and 238,000 shares at an exchange rate of $5.00 per share, or at market value if the price is above $5.00 per share effective upon approval of listing of the Company’s common stock on NASDAQ in exchange for €1,000,000 ($1,184,800) of the debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Available Information

The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2020 (“Form 10-K”) and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

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

Nutraceutical

We have created and developed our own proprietary branded nutraceutical products, named “Sky Premium Life” which was launched in 2018. Our portfolio includes at least 67 product codes including vitamins, minerals and other herbal extracts. We expect to reach the number of 71 product codes by the end of 2021. Our nutraceutical products are manufactured exclusively by Doc Pharma S.A., a related party of the Company. Our nutraceutical products have penetrated the UK, Germany and China markets within 2021 and increased our digital channels such as Amazon and Tmall (B2C).

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

Regulations and Licenses

Our subsidiaries’ licenses help us establish and enhance our market share. SkyPharm received its Authorization for the Wholesale Distribution of Medical Products for humans use on July 22, 2015, from the Hellenic Republic National Organization for Medicines in accordance with Law 1316/1983, and the inspection by the National Organization for Medicines dated July 16, 2015 in accordance with the Guidelines 2013/C31/01. The license is valid for five years and expires on July 22, 2020. Pursuant to the EU directive of (2013/C 343/01), the Company is subject to fulfill the Guidelines of the Good Distribution Practices of medical products for human use. The Company submitted its application for renewal one month before the license expiration to the Hellenic Republic National Organization, but according to the EMA (eudragmdp.ema.europa.eu/inspections/view/wda/WDAHomePage.xhtml): “Due to the restrictions caused by COVID-19, the period of validity of MIA’s, WDA’s, GMP and GDP certificates is automatically extended until the end of 2021. On-site inspections will resume as soon as there is a consensus that the period of the public health crisis has passed. The clarifying remark section of individual MIA’s, WDA’s, GMP and GDP certificates will indicate any exceptions. Competent authorities reserve the right to inspect a manufacturing site should the need arise.” Therefore, the Company is eligible to continue its operations until at least the end of 2021 and expects to receive a temporary license by the end of 2021.

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
•

National or EU long lasting recession

• Restrictions on employees’ ability to work

• Liquidity issues (AR/AP) – payment delays and new government regulations for freezing payment terms

Subsequent to year-end, management has identified opportunities as listed below, that could balance, at least in part, the adverse effects of COVID-19 during the fiscal year-end 2020 and 2021. However, there can be no assurance that this will occur prior to a vaccine and treatment becoming effective.

Opportunities

• Sales increase of OTC products branded

• Sales increase of food supplements (Vitamin D3, Vitamin C, multivitamins)

• Sales increase of antibacterial products and medicine masks

• Obtain exclusive distribution rights for detection test kits for COVID-19

• Governmental financing incentives related to liquidity

• Governmental financial support related to furlough schemes

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

Results of Operations

Three and Six-Months Period Ended June 30, 2021 and 2020

Revenue

The Company had revenue of $14,846,925 and $12,819,972 (an increase of 15.81%) for the three months ended June 30, 2021 and 2020, respectively, and $26,466,001 and $24,753,220 (an increase of 6.92%) for the six months ended June 30, 2021 and 2020, respectively. This increase is mainly due to the organic growth attributed to our subsidiary, Cosmofarm, which continued the expansion and sales programs in local level. In addition, there was an increased demand during this quarter for our own brand of nutraceuticals; “Sky Premium Life” and full-line wholesale. Our subsidiary, Skypharm, was focused this quarter on the sales of “Sky Premium Life” products. The Company had a net loss of $2,379,056 on revenue $14,846,925 versus a net profit of $1,377,311 on revenue $12,819,972 for the three months ended June 30, 2021 and 2020, respectively. The Company had a net loss of $4,552,959 on revenue of $26,466,001 versus a net income of $894,001 on revenue of $24,753,220 for the six months ended June 30, 2021 and 2020, respectively.

Cost of Goods Sold

The Company had costs of goods sold of $12,810,082 versus $10,471,841 (an increase of 22.33%) for the three months ended June 30, 2021 and 2020, respectively. In addition, the Company had costs of goods sold of $23,427,823 versus $21,211,918 (an increase of 10.45%) for the six months ended June 30, 2021 and 2020, respectively. This increase is in line with the revenue increase due to higher demand of “Sky Premium Life” nutraceutical products and the full-line wholesale. However, the increase of the cost of goods sold is disproportionate to the revenue increase due to the fact that the increase of full-line wholesale products have low margins in comparison to nutraceutical products.

Our future revenue growth is expected to continue to be affected by various factors such as industry growth trends, including drug utilization, the introduction of new innovative brand therapies, the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers and the rate of conversion from brand products to those generic drugs, price increases and price deflation, general economic conditions, including the effects of the coronavirus in the member states of European Union, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third party reimbursement rates to our customers, and changes in government rules and regulations.

Gross Profit

The Company had gross profit of $2,036,843 versus $2,348,131 (a decrease of 13.26%) for the three months ended June 30, 2021 and 2020, respectively. In addition, the Company had gross profit of $3,038,178 versus $3,541,302 (a decrease of 14.21%) for the six months ended June 30, 2021 and 2020, respectively. The decrease in gross profit is due to a disproportionate increase in demand for full line wholesale and nutraceutical products and the increase of COGS.

Operating Expenses

The Company had general and administrative costs of $3,165,268 and $870,704, sales and marketing expenses of $139,633 and $380,326 and depreciation and amortization expense of $108,413 and $110,788 for a net operating loss of $1,376,470 and a net operating income of $986,313 (a decrease of 239.58%) for the three months ended June 30, 2021 and 2020 respectively. The decrease is primarily a result of the increase in stock-based compensation related to a consulting agreement entered into in February 2021, as well as an increase in legal, consulting and outsourced accounting costs in the current year.

The Company had general and administrative costs of $5,385,535 and $1,684,573, sales and marketing expenses of $544,725 and $434,056 and depreciation and amortization expense of $215,486 and $210,796 for a net operating loss of $3,107,568 and a net operating income of $1,211,877 (a decrease of 356.43%) for the six months ended June 30, 2021 and 2020 respectively. The increase in expenses is mainly due to the stock-based compensation ($3,157,451) consulting agreement entered into during the six months ended June 30, 2021.

Other Income (Expense)

The Company’s other income (expense) was primarily comprised of interest expense related to notes payable and convertible notes payable $780,608 versus $651,867, non-cash interest expense related to the amortization of debt discount of $88,979 versus $0, a loss on equity investments of $161 versus gain of $32,418, a gain on extinguishment of debt of $0 versus $779,224 due to an amended debt exchange agreement dated as of February 5, 2021, a change in fair value of derivative liability of $26,496 versus $0 due to agreements on convertible debentures, and a foreign currency gain of $96,584 versus of $194,828 for the three months ended June 30, 2021 and 2020, respectively. Also, The Company’s other expense was $39,415 versus other income of $39,383 for the three months ended June 30, 2021 and 2020, respectively.

The Company’s other income (expense) was primarily comprised of interest expense related to notes payable and convertible notes payable $,1,512,433 versus $1,063,988, non-cash interest expense related to the amortization of debt discount of $139,088 versus $29,509, a gain on equity investments of $279 versus $10,246, a gain on extinguishment of debt of $445,636 versus $779,224 due to an amended debt exchange agreement dated as of February 5, 2021, a change in fair value of derivative liability of $87,869 versus $0 due to agreements on convertible debentures, and a foreign currency loss of $209,436 versus a loss of $32,306 for the six months ended June 30, 2021 and 2020, respectively. Also, The Company’s other expense was $217,626 versus other income of $27,949 for the six-months ended June 30, 2021 and 2020, respectively.

Unrealized Foreign Currency losses

The Company had an unrealized foreign currency gain of $284 versus a gain of $182,840 and a net comprehensive loss of $2,378,772 versus profit of $1,560,151 for the three months ended June 30, 2021 and 2020, respectively. The Company had an unrealized foreign currency loss of $473,294 versus gain of $39,078 and a net comprehensive loss of $5,026,253 versus profit of $933,079 for the six months ended June 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

As of June 30, 2021, the Company had working capital of $10,417,725 compared to $5,979,870 as of December 31, 2020.

The Company had cash of $805,772 versus $628,395 as of June 30, 2021 and December 2020, respectively. The Company had net cash used in operating activities of $2,519,394 and $5,876,080 for the six months ended June 30, 2021 and 2020, respectively. The Company has devoted substantially all of its cash resources to expand through organic business growth and, where appropriate, through the execution of selective company acquisitions, and has incurred significant general and administrative expenses in order to enable the financing and growth of its business and operations.

The Company had net cash used in investing activities of $12,100 and $86,378 during the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2021 this was due to the purchase of fixed assets.

The Company had net cash provided by financing activities of $2,724,871 versus $8,301,764 during the six months ended June 30, 2021 and 2020, respectively.

For the quarter ended June 30, 2021, the Company also received proceeds from lines of credit of $12,311,882 and payments of lines of credit of $12,189,057, for a net decrease on the line of credit of $122,825.

We anticipate using cash in our bank account as of June 30, 2021, cash generated from the operations of the Company and its operating subsidiaries and from debt or equity financing, or from a loan from management, to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we may lose the qualification for quotation and our securities would no longer trade on the over-the-counter markets. Further, as a consequence we would fail to satisfy our reporting obligations with the Securities and Exchange Commission (“SEC”), and investors would then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

Nutraceutical Products

The Company intends to expand and enhance the sales of its own branded nutraceutical products, “Sky Premium Life”, through digital channels across Europe. Also, the plan for the next twelve months is to penetrate into the UK market and utilize the current distribution channel of its UK subsidiary, Decahedron. The existing portfolio of our own branded nutraceutical products reached the number of 67 SGUs as of today and the Company plans to increase it to 150 SGUs within the next twelve months.

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

Robotic Automation Systems

The Company acquired within current quarter one more robotic system for fast move items which will essentially result in cost savings, time efficiency, errors avoidance and effectiveness. This is expected to lead us to increased productivity, minimization of delivery time by 2/3, improved safety and make our subsidiary, Cosmofarm S.A., one of the leaders in pharmaceutical products distribution.

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

Off Balance Sheet Arrangements

As of June 30, 2021, there were no off-balance sheet arrangements.

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

The Company is liable for income taxes in Greece and the United Kingdom. The corporate income tax rate is 22% in Greece (tax losses are carried forward for five years effective January 1, 2013) and 19% in United Kingdom. Losses may also be subject to limitation under certain rules regarding change of ownership.

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

The Company has net operating loss carry-forwards in our parent, Cosmos Holdings Inc., which are applicable to future taxable income in the United States (if any). Additionally, the Company has income tax liabilities in the United Kingdom. The income tax assets and liabilities are not able to be netted. We therefore reserve the income tax assets applicable to the United States but recognize the income tax liabilities in Greece and the United Kingdom. Losses may also be subject to limitation under certain rules regarding change of ownership.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were partially effective. The Internal Auditor of the Company has already developed and remediated some of the existing internal controls and processes. The Company has hired one more person to join the internal audit team within current quarter in order to empower the reassurance of regulatory compliance with SEC reporting requirements.

Changes in Internal Controls Over Financial Reporting

The Company has increased its personnel resources in order to eliminate the material weaknesses which have been identified so far. The Company has hired an Internal Auditor Assistant in order to remediate and strengthen existing procedures, examine and improve operating practices, financial risk management processes, as well as to define and develop new policies and controls in order to improve the accuracy of the disclosures.

We have appointed a new member on board within the fiscal year ending December 31, 2021 in order to advise and help us to ensure the completeness, integrity, reliability and accuracy of our systems, controls and procedures. Our existing Audit Committee is in process of evaluating our existing controls and procedures, whilst communicating with the Management on quarterly basis. We are in process of appointing Nominate and Compensation Committees and preparing the relevant procedures and charters.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As previously disclosed on Form 10-Q filed on May 17, 2021, Company entered into a Debt Exchange Agreement (the “Agreement”) dated as of May 10, 2021, with Grigorios Siokas, its Chief Executive Officer. Under the Agreement, which was filed as Exhibit 10.1 to the Form 10-Q, Mr. Siokas agreed to forego repayment of $600,000 of indebtedness owed to him by the Company pursuant to a September 18, 2020 Settlement of a Section 16(b) lawsuit. Mr. Siokas settled the lawsuit in an effort to avoid the uncertainty of litigation and further legal expenses. During the quarter ended June 30, 2021, the Company received $600,000 of additional paid-in-capital and decreased the related party loan by $600,000.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. Previously reported on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description

10.1	Capital Market Advisory Agreement dated July 1, 2021

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

Cosmos Holdings Inc.

Date: August 16, 2021	By:	/s/ Grigorios Siokas
Grigorios Siokas
Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Georgios Terzis
Georgios Terzis
Chief Financial Officer
(Principal Financial Officer, And Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Capital Market Advisory Agreement dated July 1, 2021

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

