Form 10-Q
period 2021-09-30
Cosmos Holdings Inc.
filed 2021-11-15
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

Commission file number: 000-54436

COSMOS HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	27-0611758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

141 West Jackson Blvd, Suite 4236 Chicago, Illinois	60604
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (312) 536-3102

N/A

(Former name, former address and former three months, if changed since last report)

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, $.001 par value	COSM	OTC QX

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

As of November 15, 2021, there were 17,332,628 shares issued and 17,039,208 shares outstanding of the registrant’s common stock.

COSMOS HOLDINGS INC.

COSMOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,033,875	$628,395
Accounts receivable, net	27,189,507	23,440,650
Accounts receivable - related party	2,924,075	3,468,564
Marketable securities	211,203	222,792
Inventory	3,594,061	3,292,557
Prepaid expenses and other current assets	5,912,171	5,148,441
Prepaid expenses and other current assets - related party	2,253,351	3,468,653
Operating lease right-of-use asset	913,541	833,763
Financing lease right-of-use asset	252,051	269,131

TOTAL CURRENT ASSETS	44,283,835	40,772,946

Property and equipment, net	1,968,505	1,757,213
Goodwill and intangible assets, net	508,267	230,506
Other assets	805,264	905,318
Deferred tax assets	111,468	178,430

TOTAL ASSETS	$47,677,339	$43,844,413

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,712,477	$11,973,981
Accounts payable and accrued expenses - related party	81,826	1,733
Accrued interest	936,134	742,374
Convertible notes payable, net of unamortized discount of $407,206 and $494,973, respectively	785,794	952,027
Derivative liability - convertible note	115,073	460,728
Notes payable	15,105,242	12,042,712
Notes payable - related party	474,889	501,675
Lines of credit	4,667,324	5,076,684
Loans payable	390,000	-
Convertible loans payable - related party	1,492,132	1,629,246
Taxes payable	746,614	760,446
Operating lease liability, current portion	173,801	200,204
Financing lease liability, current portion	81,070	89,926
Other current liabilities	665,119	361,340

TOTAL CURRENT LIABILITIES	37,427,495	34,793,076

Share settled debt obligation	1,554,590	1,554,590
Notes payable - long term portion	3,020,846	10,771,882
Operating lease liability, net of current portion	739,832	590,538
Financing lease liability, net of current portion	182,169	188,172
Other liabilities	101,446	107,168
TOTAL LIABILITIES	43,026,378	48,005,426

Commitments and Contingencies (see Note 13)	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 17,332,628 and 13,485,128 shares issued and 17,039,208 and 13,069,800 outstanding as of September 30, 2021 and December 31, 2020, respectively	17,332	13,484
Additional paid-in capital	30,146,413	14,333,285
Treasury stock, 293,208 and 415,328 shares as of September 30, 2021 and December 31, 2020, respectively	(439,844)	(611,854)
Accumulated deficit	(25,240,326)	(18,750,824)
Accumulated other comprehensive income	167,386	854,896

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	4,650,961	(4,161,013)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$47,677,339	$43,844,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

REVENUE	$13,595,418	$14,352,098	$40,061,419	$39,105,318

COST OF GOODS SOLD	11,249,848	11,954,788	34,677,671	33,166,706

GROSS PROFIT	2,345,570	2,397,310	5,383,748	5,938,612

OPERATING EXPENSES
General and administrative expenses	2,427,085	543,776	6,708,796	1,340,602
Salaries and wages	683,129	473,910	1,786,954	1,361,657
Sales and marketing expenses	41,715	211,874	586,440	645,930
Depreciation and amortization expense	108,192	87,747	323,678	298,543
TOTAL OPERATING EXPENSES	3,260,121	1,317,307	9,405,868	3,646,732

INCOME (LOSS) FROM OPERATIONS	(914,551)	1,080,003	(4,022,120)	2,291,880

OTHER INCOME (EXPENSE)
Other income	17,716	75,124	80,241	120,654
Other expense	(140,193)	-	(420,344)	(17,581)
Interest expense	(670,282)	(789,426)	(2,182,715)	(1,853,414)
Non-cash interest expense	(353,303)	-	(492,391)	(29,509)
Gain (loss) on equity investments, net	38	(46,883)	317	(36,637)
Gain on extinguishment of debt	350,008	16,194	795,644	795,418
Change in fair value of derivative liability	125,621	-	213,490	-
Foreign currency transaction, net	(183,036)	427,289	(392,472)	394,983
TOTAL OTHER EXPENSE, NET	(853,431)	(317,702)	(2,398,230)	(626,086)

INCOME (LOSS) BEFORE INCOME TAXES	(1,767,982)	762,301	(6,420,350)	1,665,794

PROVISION FOR INCOME TAXES	(168,561)	(4,435)	(69,152)	(13,927)

NET INCOME (LOSS)	(1,936,543)	757,866	(6,489,502)	1,651,867

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net	(214,216)	79,882	(687,510)	118,960

TOTAL COMPREHENSIVE INCOME (LOSS)	$(2,150,759)	$837,748	$(7,177,012)	$1,770,827

BASIC NET INCOME (LOSS) PER SHARE	$(0.11)	$0.06	$(0.40)	$0.12
DILUTED NET INCOME (LOSS) PER SHARE	$(0.11)	$0.06	$(0.40)	$0.12

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	17,136,735	13,225,387	16,103,193	13,225,387
Diluted	17,136,735	13,263,944	16,103,193	13,260,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cosmos Holdings, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

							Accumulated
							Other
	Common Stock		Additional	Treasury Stock			Comprehensive	Total
	No. of Shares	Value	Paid-in Capital	No. of Shares	Value	Accumulated Deficit	Income (Loss)	Stockholders' Deficit

Balance at January 1, 2020	13,225,387	$13,225	$13,525,749	(365,328)	$(411,854)	$(19,571,610)	$(16,339)	$(6,460,829)
Foreign currency translation adjustment, net	-	-	-	-	-	-	(143,762)	(143,762)
Net income	-	-	-	-	-	(483,310)	-	(483,310)
Balance at March 31, 2020	13,225,387	$13,225	$13,525,749	(365,328)	$(411,854)	$(20,054,920)	$(160,101)	$(7,087,901)
Foreign currency translation adjustment, net	-	-	-	-	-	-	182,840	182,840
Net income	-	-	-	-	-	1,377,311	-	1,377,311
Balance at June 30, 2020	13,225,387	13,225	13,525,749	(365,328)	(411,854)	(18,677,609)	22,739	(5,527,750)
Foreign currency translation adjustment, net	-	-	-	-	-	-	79,882	79,882
Purchase of treasury stock from third party	-	-	-	(20,000)	(80,000)	-	-	(80,000)
Net income	-	-	-	-	-	757,866	-	757,866
Balance at September 30, 2020	13,225,387	$13,225	$13,525,749	$(385,328)	$(491,854)	$(17,919,743)	$102,621	$(4,770,002)

							Accumulated
							Other
	Common Stock		Additional	Treasury Stock			Comprehensive	Total
	No. of Shares	Value	Paid-in Capital	No. of Shares	Value	Accumulated Deficit	Income (Loss)	Stockholders' Deficit

Balance at January 1, 2021	13,485,128	$13,484	$14,333,285	(415,328)	$(611,854)	$(18,750,824)	$854,896	$(4,161,013)
Foreign currency translation adjustment, net	-	-	-	-	-	-	(473,578)	(473,578)
Sale of treasury stock to third party	-	-	249,350	65,000	650	-	-	250,000
Restriced stock issued to a consultant	1,800,000	1,800	1,187,650	-	-	-	-	1,189,450
Conversion of notes payable into shares of common stock	781,819	782	2,563,582	-	-	-	-	2,564,364
Net loss	-	-	-	-	-	(2,173,903)	-	(2,173,903)
Balance at March 31, 2021	16,066,947	$16,066	$18,333,867	(350,328)	$(611,204)	$(20,924,727)	$381,318	$(2,804,680)
Foreign currency translation adjustment, net	-	-	-	-	-	-	284	284
Conversion of related party debt	500,000	500	2,999,500	-	-	-	-	3,000,000
Forgiveness of related party debt	-	-	600,000	-	-	-	-	600,000
Restriced stock issued to a consultant	-	-	1,968,000	-	-	-	-	1,968,000
Net loss	-	-	-	-	-	(2,379,056)	-	(2,379,056)
Balance at June 30, 2021	16,566,947	16,566	23,901,367	(350,328)	(611,204)	(23,303,783)	381,602	384,548
Foreign currency translation adjustment, net	-	-	-	-	-	-	(214,216)	(214,216)
Cancellation of treasury shares	(57,120)	(57)	(171,303)	57,120	171,360	-	-	-
Conversions of convertible note payable	126,501	127	569,302	-	-	-	-	569,429
Conversion of related party debt	375,000	375	2,249,625	-	-	-	-	2,250,000
Conversion of notes payable into shares of common stock	321,300	321	1,313,796	-	-	-	-	1,314,117
Beneficial conversion feature related to convertible notes payable	-	-	294,000	-	-	-	-	294,000
Restriced stock issued to a consultant			1,989,626	-	-	-	-	1,989,626
Net loss	-	-	-	-	-	(1,936,543)	-	(1,936,543)
Balance at September 30, 2021	17,332,628	$17,332	$30,146,413	$(293,208)	$(439,844)	$(25,240,326)	$167,386	$4,650,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,489,502)	$1,651,867
Adjustments to Reconcile Net Income (Loss) to Net Cash Used In Operating Activities:
Depreciation and amortization expense	243,410	207,992
Amortization of right-of-use assets	80,268	90,551
Amortization of debt discounts	469,387	29,509
Lease expense	146,831	148,218
Interest on finance leases	9,995	9,197
Loss on disposal of fixed asset	-	21,624
Stock-based compensation	5,147,076	-
Deferred income taxes	62,606	-
Gain on extinguishment of debt	(795,644)	(779,224)
Non-cash interest expense for accretion of debt	23,004	-
Change in fair value of the derivative liability	(213,490)	-
Loss on change in fair value of equity investments	3,586	19,798
Changes in Assets and Liabilities:
Accounts receivable, net	(5,122,888)	(10,099,941)
Accounts receivable - related party	464,223	(358,528)
Inventory	(481,409)	(727,960)
Prepaid expenses and other current assets	(2,839,134)	(5,273,072)
Prepaid expenses and other current assets - related party	1,064,000	2,712,271
Other assets	157,920	(51,836)
Accounts payable and accrued expenses	2,040,097	1,933,923
Accounts payable and accrued expenses - related party	83,645	(116,875)
Accrued interest	217,904	193,760
Lease liabilities	(104,126)	(120,799)
Other current liabilities	303,779	154,819
Taxes payable	-	7,772
Other liabilities	(20,807)	4,819
NET CASH USED IN OPERATING ACTIVITIES	(5,549,269)	(10,342,115)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(521,758)	(113,845)
Purchase of licenses	(313,667)	-
NET CASH USED IN INVESTING ACTIVITIES	(835,425)	(113,845)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of convertible note payable	(529,000)	(413,000)
Proceeds from convertible note payable	600,000	-
Payment of related party note payable	(3,473)	(941,357)
Payment of note payable	(300,364)	(5,253,918)
Proceeds from note payable	578,850	15,926,295
Payment of related party loan	(122,716)	(109,024)
Proceeds from related party loan	5,830,757	594,836
Payment of loans payable	390,000	-
Payment of lines of credit	(18,281,863)	(13,270,971)
Proceeds from lines of credit	18,139,012	14,588,466
Payments of finance lease liability	(75,801)	(57,316)
Proceeds from sale of treasury stock	250,000	(80,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,475,402	10,984,011

Effect of exchange rate changes on cash	314,772	515,043

NET CHANGE IN CASH	405,480	1,043,094

CASH AT BEGINNING OF PERIOD	628,395	38,537
CASH AT END OF PERIOD	$1,033,875	$1,081,631

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$208,565	$124,178
Income tax	$-	$11,605

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Cancellation of treasury shares	$171,360	$-
Beneficial conversion features of convertible debentures	$294,000	$-
Conversion of convertible notes payable to common stock	350,000
Conversion of notes payable to common stock	$3,878,160	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2021

NOTE 1 – BASIS OF PRESENTATION

The terms “COSM,” “we,” “the Company,” and “us” as used in this report refer to Cosmos Holdings, Inc. The accompanying unaudited condensed consolidated balance sheet as of September 30, 2021 and unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of COSM, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the financial statements for each of the two years ended December 31, 2020 and 2019, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“Form 10-K”). The accompanying condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet.

NOTE 2 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

Overview

Cosmos Holdings Inc. (“us”, “we”, or the “Company”) is a multinational pharmaceutical company. The Company imports, exports and distributes pharmaceutical products of brand-name and branded pharmaceuticals, over-the-counter (OTC) medicines, and a variety of dietary and vitamin supplements through its established network. Currently, the Company operates its business through its three wholly-owned subsidiaries: (i) SkyPharm, headquartered in Thessaloniki, Greece; (ii) Decahedron Ltd., head-quartered in Harlow, United Kingdom; and (iii) Cosmofarm, headquartered in Athens, Greece. Cosmofarm was acquired in 2018 and we believe this expansion has increased our sales and profit margins as we vertically integrate our business model. The Company also has an extensive and established distribution direct and indirect network within the European Union (EU).

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

The Company regularly evaluates and undertakes strategic initiatives to expand its distribution reach, improve its profit margins, and strengthen its competitive position. In 2018, the Company entered the vitamins and dietary supplements segment and in the fourth quarter of 2018, the Company posted the first sales of its own brand of nutraceuticals: Sky Premium Life® . Through the December 2018 acquisition of Cosmofarm, the Company entered the full-line pharmaceutical wholesale distribution segment. Cosmofarm now serves approximately 1500 independent retail pharmacies and 40 pharmaceutical wholesalers in the greater Athens, Greece region by providing brand-name and generic pharmaceuticals, over-the-counter medicines, vitamins, and dietary supplements. We invest in technology to enhance safety, distribution and warehousing efficiency and reliability. Cosmofarm operates two robotic ROWA™, a German fully automated warehouse system, that ensure 0% error selection rate, accelerate order fulfillment, and yield higher cost-efficiency in our Athens distribution center.

We make use of analytics and customer feedback from our EU-wide network of wholesale pharmaceutical distributors and independent retail pharmacies to identify and evaluate which nutraceutical product codes of the brand Sky Premium Life® to be developed, commercialized and to be added to our portfolio. We intend to continue to bring Sky Premium Life® products to market primarily through our existing network of over 160 pharmaceutical wholesale clients and vendors and approximately 1,200 independent retail pharmacies within the EU market. Moreover, we have penetrated several markets through digital sale channels. There is growing demand for vitamins and food supplements and we are committed to developing quality products and creating enhanced customer value.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2021

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

Decahedron received its Wholesale Distribution Authorization for human use on February 5, 2021, from the UK Medicines and Healthcare Products Regulatory Agency (MHRA) in accordance with Regulation 18 of the Human Medicines Regulations 2012 (SI 2012/1916) and it is subject to the provision of those Regulations and the Medicines Act 1971. This license will continue to remain in force from the date of issue by the Licensing Authority unless cancelled, suspended, revoked or varied as to the period of its validity or relinquished by the authorization holder.

Our subsidiaries are ISO 9001 certified for a management system for the trade and distribution of pharmaceuticals. As part of the certification process by the International Organization for Standardization, we are in compliance with the General Data Protection Regulation (GDPR) adopted by the European Union. GDPR applies to the processing of personal data of persons in the EU by a controller or processor neither of which apply to our operations.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2021

On December 19, 2018, the Company completed the purchase of all of the capital stock of Cosmofarm Ltd. (“Cosmofarm”), a pharmaceutical wholesaler based in Athens, Greece. The principal of the selling shareholder is Panagiotis Kozaris, who remained with Cosmofarm as a managing director once it became a wholly owned subsidiary of the Company.. Mr. Kozaris had no prior relationship to the Company other than as an independent shareholder. The purchase price payable is €200,000 evidenced by a promissory note.

Going Concern

The Company’s consolidated financial statements are prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern. For the nine months ended September 30, 2021, the Company had revenue of $40,061,419, net loss of $6,489,502 and net cash used in operations of $5,549,269. Additionally, as of September 30, 2021, the Company had working capital of $6,856,340, an accumulated deficit of $25,240,326, and stockholders’ equity of $4,650,961. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing.

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

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund its operations. If the Company is unable to obtain adequate capital, it could be forced to curtail development of operations.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management’s plans to continue as a going concern include raising additional capital through increased sales of product and by equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described herein and eventually secure other sources of financing and attain profitable operations.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2021

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2021, and December 31, 2020, there were no cash equivalents.

The Company maintains bank accounts in the United States denominated in U.S. Dollars and in Greece and in Bulgaria all of them denominated in Euros. The Company also maintains bank accounts in the United Kingdom, denominated in Euros and Great Britain Pounds (British Pounds Sterling).

Reclassifications to Prior Period Financial Statements and Adjustments

Certain reclassifications have been made in the Company’s financial statements of the prior period to conform to the current year presentation. $22,340 in customer deposits as of December 31, 2020 has been reclassified to other current liabilities. For the three and nine months ended September 30, 2020, $473,910 and $1,361,657 was reclassified from general and administrative expenses to salaries and wages. For the nine months ended September 30, 2020, $193,760 was reclassified from accounts payable and accrued expenses to accrued interest and $228,566 was reclassified from customer deposits to accounts payable accrued expenses on the Statement of Cash Flows. These reclassifications have no impact on previously reported net income.

Account Receivable, net

Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts against gross accounts receivable reflects the best estimate of probable losses inherent in the receivables’ portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. As of September 30, 2021, and December 31, 2020, the Company’s allowance for doubtful accounts was $677,623 and $715,845, respectively.

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

September 30, 2021

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

Depreciation expense was $68,852 and $58,905 for the three months ended September 30, 2021 and 2020, respectively and $218,664 and $183,156 for the nine months ended September 30, 2021 and 2020, respectively.

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

September 30, 2021

On December 19, 2018, as a result of the acquisition of Cosmofarm, the Company recorded $49,697 of goodwill.

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 5 years for its pharmaceuticals and nutraceuticals products license. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. As of September 30, 2021, no revision to the remaining amortization period of the intangible assets was made.

Amortization expense was $8,339 and $8,339 for the three months ended September 30, 2021 and 2020, respectively and $24,746 and $24,836 for the nine months ended September 30, 2021 and 2020, respectively.

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

As of September 30, 2021, investments consisted of 3,000,000 shares, which traded at a closing price of $0 per share or a value of $0 of ICC International Cannabis Corp, 40,000 shares which traded at a closing price of $5.16 per share, or value of $206,534 of Diversa S.A. and 16,666 shares which traded at a closing price of $0.28 per share or value of $4,669 of National Bank of Greece. Additionally, the Company has $4,517 in equity securities of Pancreta Bank, which are not publicly traded and recorded at cost. See Note 3, for additional investments in equity securities.

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

September 30, 2021

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

The following tables presents assets that are measured and recognized at fair value as of September 30, 2021 and December 31, 2020, on a recurring basis:

	September 30, 2021			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – ICC International Cannabis Corp.	$-	-	-	$-
Marketable securities – Divsersa S.A.	206,534	-	-	206,534
Marketable securities – National Bank of Greece	4,669	-	-	4,669
	$211,203			$211,203

	December 31, 2020			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – ICC International Cannabis Corp.	$-	-	-	$-
Marketable securities – Divsersa S.A.	218,183	-	-	218,183
Marketable securities – National Bank of Greece	4,609	-	-	4,609
	$222,792			$222,792

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2021

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

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At September 30, 2021 the Company has maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

The Company uses a “more likely than not” criterion for recognizing the income tax benefit of uncertain tax positions and establishing measurement criteria for income tax benefits. The Company has evaluated the impact of these positions and due to the fact that the Company undergoes an annual certified audit each year in lieu of an audit by the Greek tax authorities, the Company has not taken any tax positions that warrant accrual under ASC-740-10.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2021

Retirement and Termination Benefits

Under Greek labor law, employees are entitled to lump-sum compensation in the event of termination or retirement. The amount depends on the employee’s work experience and renumeration as of the day of termination or retirement. If an employee remains with the company until full-benefit retirement, the employee is entitled to a lump-sum equal to 40% of the compensation to be received if the employee were to be dismissed on the same day. The Company periodically reviews the uncertainties and judgments related to the application of the relevant labor law regulations to determine retirement and termination benefits obligations of its Greek subsidiaries. The Company has evaluated the impact of these regulations and has identified a potential retirement and termination benefits liability. The amount of the liability as of September 30, 2021 and December 31, 2020, was $101,446 and $107,167 respectively, and has been recorded as a long-term liability within the condensed consolidated balance sheets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average number of common shares outstanding Basic	17,136,735	13,225,387	16,103,193	13,225,387
Potentially dilutive common stock equivalents	-	38,557	-	35,131
Weighted average number of common and equivalent shares outstanding - Diluted	17,136,735	13,263,944	16,103,193	13,260,518

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

September 30, 2021

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

The Company determined the fair value of both exchanges based on an actively quoted stock price of ICC received in exchange for the Marathon shares. The Company continues to fair value its investment in ICC with changes recognized in earnings each period and was recorded as an unrealized gain on exchange of investment during the six months ended September 30, 2021 of $0. The value of the investments as of September 30, 2021 and December 31, 2020, was $0 and $0, respectively.

Since no value was attributed to the 33 1/3% equity ownership interest in Marathon received as consideration for the distribution services, the Company would receive variable consideration in future for its services under the Distribution and Equity Acquisition Agreement, if certain milestones are achieved. Refer to Note 11 for the accounting associated with the cash of CAD $2 million received upfront. Variable consideration to be received in the future upon achieving the gross sales milestones described above, is constrained as the Company estimates that it is probable that a significant reversal of revenue could occur. In assessing the constraint, the Company considered its limited experience with the Products, new geographic markets and similar transactions, which affect the Company’s ability to estimate the likelihood of a probable revenue reversal. Therefore, no revenue has been recognized for the period ended September 30, 2021. The Company will continue to reassess variable consideration at each reporting period and update the transaction price when it becomes probable that a significant revenue reversal would not occur.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2021

As of September 30, 2021, in addition to the 3,000,000 ICC shares valued at $0, as noted above, marketable securities also consisted of the following: 40,000 shares which traded at a closing price of $5.16 per share, or value of $206,534 of Diversa S.A. and 16,666 shares which traded at a closing price of $0.28 per share or value of $4,669 of National Bank of Greece. The Company recorded a net unrealized gain on the fair value of these investments of $317 during the nine months ended September 30, 2021.

CosmoFarmacy LP

In September 2019, the Company entered into an agreement with an unaffiliated third party to incorporate CosmoFarmacy L.P. for the purpose of providing strategic management consulting services and the retail trade of pharmaceutical products, and OTC to pharmacies. CosmoFarmacy was incorporated with a 30-year term through May 31, 2049. The unaffiliated third party is the general partner (the “GP”) of the limited partnership and is responsible for management and decision-making associated with CosmoFarmacy. The initial share capital was set to EUR 150,000 which was later increased to EUR 500,000. The GP contributed the pharmacy license (the “License”) valued at EUR 350,000 (30-year term) to operate the business of CosmoFarmacy in exchange for a 70% equity ownership. The Company is a limited partner and contributed cash of EUR 150,000 for the remaining 30% equity ownership. CosmoFarmacy is not publicly traded and the Company’s investment has been recorded using the equity method of accounting. The value of the investment as of September 30, 2021 was $173,655 and is included in “Other assets” on the Company’s condensed consolidated balance sheet.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	September 30, 2021	December 31, 2020
Leasehold improvements	$531,011	$560,711
Vehicles	98,868	105,057
Furniture, fixtures and equipment	2,062,739	1,632,654
Computers and software	143,015	149,005
	2,835,633	2,447,427
Less: Accumulated depreciation and amortization	(867,128)	(690,214)
Total	$1,968,505	$1,757,213

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following at:

	September 30, 2021	December 31, 2020
License	$352,507	$50,000
Trade name / mark	36,997	36,997
Customer base	176,793	176,793
	566,297	263,790
Less: Accumulated amortization	(107,727)	(82,981)
Subtotal	458,570	180,809
Goodwill	49,697	49,697
Total	$508,267	$230,506

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2021

NOTE 6 – INCOME TAXES

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the three and nine months ended September 30, 2021 and 2020.

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

As of September 30, 2021 and 2020, the Company’s effective tax rate differs from the US federal statutory tax rate primarily due to a valuation allowance recorded against net deferred tax assets in in the United States.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. As of September 30, 2021 and December 31, 2020, the Company has maintained a valuation allowance against all net deferred tax assets in the United States only. Foreign valuation allowances had been reversed as of December 31, 2020.

As of September 30, 2021, and December 31, 2020, the Company has a benefit for tax recorded in any jurisdiction where it is subject to income tax, in the amount of $111,468 and $178,430, respectively, which is included in Deferred tax assets, on the condensed consolidated balance sheets.

NOTE 7 – CAPITAL STRUCTURE

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock, which may be issued from time to time in one or more series authorized by the Board of Directors. As of September 30, 2021, no preferred shares have been issued.

Common Stock

The Company is authorized to issue 300 million shares of common stock. As of September 30, 2021 and December 31, 2020, the Company had 17,332,628 and 13,485,128 shares of our common stock issued and 17,039,208 and 13,069,800 shares outstanding, respectively.

Sale of Treasury Shares

On February 5, 2021, the Company entered into a Stock Purchase Agreement (the “February SPA”) with an unaffiliated third-party. The February SPA provides for the Company’s to sell65,000 shares of the Company’s common stock held in treasury at $3.85 per share or a total of $250,000.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2021

Cancellation of Treasury Shares

On September 15, 2021, the Company cancelled 57,120 shares of common stock valued at $171,360 that were held in Treasury.

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

The Company agreed to pay Consultant and its assignees an aggregate of 1,800,000 restricted shares of Common Stock, earned at the rate of 200,000 shares per month, which shall be issued and fully paid for in consideration of the Consultant’s considerable expertise and experience and its commitment to work for the Company. However, in the event the Agreement is terminated for any reason after the Initial Term, the shares are subject to a claw back for any months remaining after the Termination Date. The Consultant retained 800,000 of the 1,800,000 shares and agreed with an assignee and the Company that 1,600,000 of the 1,800,000 shares shall be held in book entry for six (6) months from the date of this Agreement, subject to the above claw back. The shares valued on the date of the agreement at $3.28 per share or $5,904,000, which will be amortized over the term of the agreement. As of September 30, 2021, the Company has recorded $5,147,076 in stock-based compensation for the 1,600,000 shares earned through the end of the period.

Debt Exchange Agreement

As of February 5, 2021, The Company entered into an Amended and Restated Debt Exchange Agreement (the “Agreement”) with the “Lender that provided for the issuance by the Company of 781,819 shares of common stock (the “Exchange Shares”), at the rate of $3.85 per share, in exchange for an aggregate of $3,010,000 principal amount of existing loans made by the Lender to the Company (See Note 11). The market price at the time this Agreement was negotiated was $3.28 per share and the Company recorded a gain on debt extinguishment of $445,636.

On June 23, 2021, the Company entered into a Debt Exchange Agreement (the “June Debt Exchange Agreement”) to exchange various loans pursuant to which the related party Lender has made (See Note 8), in the aggregate principal amount of $3,000,000 (the “Debt”). The Company agreed to issue the Lender shares of common stock of the Company at an exchange rate of $6.00 per share (the “Exchange Shares”) in exchange for the principal amount of Debt of $3,000,000 or 500,000 shares of common stock (exchange rate of $6.00 per share). On June 23, 2021, the fair value of the Company’s shares of common stock was $5.00 per share. For the three and nine months ended September 30, 2021, the Company recorded $3,000,000 as a capital contribution and an increase in equity in accordance with ASC 850-10-20 due to the related party relationship and ASC 470-50-40-20 which provides guidance on extinguishments of related party debt. Accordingly, extinguishment transactions between related entities are in essence capital transaction, and no gain is recorded in the consolidated statements of operations for the difference between the fair value of $5.00 per share and the exchange rate of $6.00 per share.

On July 13, 2021, the Company entered into a Debt Exchange Agreement (the “July 13 Agreement”) with Grigorios Siokas, the Company’s Chief Executive Officer (See Note 8). The July 13 Agreement provided for the issuance by the Company of 166,667 shares of common stock, at the rate of $6.00 per share, or an aggregate of $1,000,000, in exchange for $1,000,000 of existing loans by Mr. Siokas to the Company. On July 13, 2021, the fair value of the Company’s shares of common stock was $4.03 per share. For the three and nine months ended September 30, 2021, the Company recorded $1,000,000 as a capital contribution and an increase in equity in accordance with ASC 850-10-20 due to the related party relationship and ASC 470-50-40-20 which provides guidance on extinguishments of related party debt. Accordingly, extinguishment transactions between related entities are in essence capital transaction, and no gain is recorded in the consolidated statements of operations for the difference between the fair value of $4.03 per share and the exchange rate of $6.00 per share.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2021

On July 19, 2021, the Company entered into a Debt Exchange Agreement (the “July 19 Agreement”) with Grigorios Siokas, the Company’s Chief Executive Officer (See Note 8). The July 19 Agreement provided for the issuance by the Company of 208,333 shares of common stock, at the rate of $6.00 per share, or an aggregate of $1,250,000, in exchange for $1,250,000 of existing loans by Mr. Siokas to the Company. On July 19, 2021, the fair value of the Company’s shares of common stock was $4.30 per share. For the three and nine months ended September 30, 2021, the Company recorded $1,250,000 as a capital contribution and an increase in equity in accordance with ASC 850-10-20 due to the related party relationship and ASC 470-50-40-20 which provides guidance on extinguishments of related party debt. Accordingly, extinguishment transactions between related entities are in essence capital transaction, and no gain is recorded in the consolidated statements of operations for the difference between the fair value of $4.30 per share and the exchange rate of $6.00 per share.

On August 4, 2021, the Company entered into a Debt Exchange Agreement (the “August 4 Agreement”) with a senior institutional lender (the “Lender”), SkyPharm S.A., a wholly-owned Greek subsidiary of the Company, and Grigorios Siokas, the Company’s Chief Executive Officer, as Guarantor. The parties to the Agreement had entered into a senior loan, as amended, as of June 30, 2020 (the “Loan”) pursuant to which the Loan had been reduced to EUR 2,700,000 (the “Debt”). The August 4 Agreement provides for the issuance by the Company of 321,300 shares of common stock (the “Exchange Shares”), at the rate of $5.00 per share, in exchange for the repayment of $1,606,500 (€1,350,000) principal amount effective upon the closing of the Agreement and 238,000 shares at an exchange rate of $5.00 per share, or at market value if the price is above $5.00 per share, upon listing of the Company’s common stock on Nasdaq in exchange for €1,000,000 of the Debt. On August 4, 2021, the fair value of the Company’s shares of common stock was $4.09 per share. For the three and nine months ended September 30, 2021, the Company recorded a gain on the settlement of debt in the amount of $292,383 in the condensed consolidated statements of operations for the difference between the fair value of $4.09 per share and the exchange rate of $5.00 per share. As of September 30, 2021, the Company recorded $1,314,117 as a capital contribution and an increase in equity related to the extinguishment of debt.

Debt Conversions

On July 14, 2021 and August 16, 2021, the Company issued 55,021 and 71,480, respectively to convert $374,644 of principal and accrued interest, in the aggregate, in accordance with a convertible promissory note issued to Platinum (as defined in Note 10). As of September 30, 2021, the Company recorded $374,644 as a capital contribution and an increase in equity related to the conversion of debt.

Potentially Dilutive Securities

No options, warrants or other potentially dilutive securities have been issued as of September 30, 2021 and December 31, 2020, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

Doc Pharma S.A.

As of September 30, 2021, the Company has a prepaid balance of $2,253,351 and an accounts payable balance of $81,457, resulting in a net prepaid balance of $2,171,893 to Doc Pharma S.A. related to purchases of inventory. Additionally, the Company has a receivable balance of $2,924,075. As of December 31, 2020, the Company has a prepaid balance of $3,468,653 to Doc Pharma S.A. related to purchases of inventory. Additionally, the Company had a receivable balance of $3,468,564.

During the three months ended September 30, 2021 and 2020, the Company purchased a total of $761,552 and $2,441,256 of products from Doc Pharma S.A., respectively. During the three months ended September 30, 2021 and 2020 the Company had $44,950 and $208,625, in revenue from Doc Pharma S.A., respectively.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2021

During the nine months ended September 30, 2021 and 2020, the Company purchased a total of $2,164,913 and $3,994,896, respectively, of products from Doc Pharma S.A. During the nine months ended September 30, 2021 and 2020 the Company had $835,914 and $1,696,904, in revenue from Doc Pharma S.A., respectively.

On October 10, 2020, the Company entered into a contract manufacturer outsourcing (CMO) agreement with DOC Pharma whereby DOC Pharma is responsible for the development and manufacturing of pharmaceutical products and nutritional supplements according to the Company’s specifications based on strict pharmaceutical standards and GMP (Good Manufacturing Practice) protocols, as the National Organization for Medicines requires. The Company has the exclusive ownership rights for trading and distribution of its own branded nutritional supplements named “Sky Premium Life®”. The duration of the agreement is for 5 years however either party may terminate the agreement at any time giving six-months advance notice. DOC Pharma is exclusively responsible for supplying the raw materials and packaging required to manufacture the final product. However, they are not responsible for potential delays that may arise, concerning their import. DOC Pharma is obliged to store the raw and packaging materials. The delivery of raw and packaging materials should be purchased at least 30 and 25 days, respectively, before the delivery date of the final product. The Manufacturer solely delivers the finished product to the Company. There is a minimum order quantity (MoQ) of 1,000 pieces per product code. Both parties have agreed that the Company will deposit 60% of the total cost upon agreement and assignment and 40% of the total cost including VAT charge upon the delivery date. The prices are indicative and are subject to amendments if the cost of the raw material or the production cost change. As of September 30, 2021, the Company has purchased € 1,535,042.46 ($1,835,603.77) in inventory related to this agreement.

On May 17, 2021, Doc Pharma and the Company entered into a Research and Development (R&D) agreement whereby DOC Pharma will be responsible for the research, development, design, registration, copy rights and licenses of 250 nutritional supplements for the final products called Sky Premium Life®. These products will be sold in Greece and abroad. The total cost of this project will be €1,425,000 plus VAT and will be done over three phases as follows: Design & Development (€725,000); Control and Product Manufacturing (€250,000) and Clinical Study and Research (€450,000). In the nine months ended September 30, 2021, SkyPharm bought 67 licenses at value of €261,300 ($302,507) from Doc Pharma which was the 18.33% of the total cost. The agreement will be terminated on December 31, 2025.

Doc Pharma S.A is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the wife of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma S.A. in the past.

Notes Payable – Related Party

A summary of the Company’s related party notes payable as of September 30, 2021 and December 31, 2020 is presented below:

	2021	2020

Beginning balance	$501,675	$1,375,532
Payments	-	(996,136)
Foreign currency translation	(26,786)	122,279
Ending balance	$474,889	$501,675

Grigorios Siokas

On December 20, 2018, the €1,500,000 ($1,718,400) note payable, originally borrowed pursuant to a Loan Agreement with a third-party lender, dated March 16, 2018, was transferred to Grigorios Siokas. The note bears an interest rate of 4.7% per annum and matured on March 18, 2019 pursuant to the original agreement. The note is not in default and the maturity date has been extended until December 31, 2021. As of December 31, 2020, the note had an outstanding principal balance of €400,000 ($489,200) and accrued interest of €158,287 ($193,585). As of September 30, 2021, the Company has an outstanding balance of €400,000 ($463,080) and accrued interest of €207,814 ($240,586).

Grigorios Siokas is the Company’s CEO and principal shareholder.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2021

Dimitrios Goulielmos

On November 21, 2014, the Company entered into an agreement with Dimitrios Goulielmos, as amended on November 4, 2016. Pursuant to the amendment, this loan has no maturity date and is non-interest bearing. As of December 31, 2020, the Company had a principal balance of €10,200 ($12,475). A principal balance of €10,200 ($11,809) remained as of September 30, 2021.

Dimitrios Goulielmos is a current director and former CEO of the Company.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the nine months ended September 30, 2021 the Company recorded a loss of $26,786.

Loans Payable – Related Party

A summary of the Company’s related party loans payable during the nine months ended September 30, 2021, and the year ended December 31, 2020 is presented below:

	2021	2020

Beginning balance	$1,629,246	$1,026,264
Proceeds	5,830,757	725,563
Payments	(122,716)	(149,695)
Conversion of debt	(5,250,001)	-
Settlement of lawsuit	(600,000)	-
Foreign currency translation	4,846	27,114
Ending balance	$1,492,132	$1,629,246

Grigorios Siokas

From time to time, Grigorios Siokas loans the Company funds in the form of non-interest bearing, no-term loans. As of December 31, 2020, the Company had an outstanding principal balance under these loans of $1,629,246 in loans payable to Grigorios Siokas.

On May 10, 2021, the Company entered into a Debt Exchange agreement (“May Debt Exchange”) related to a lawsuit from on or about July 25, 2019, whereby Mark Rubenstein, individually and as a shareholder of the Company, brought the action styled Rubenstein v. Siokas, et al., Case No. 1:19-cv-06976-KPF (S.D.N.Y.) against Grigorios Siokas for recovery of alleged profits earned under Section 16(b) of the Securities Exchange Act of 1934. Although recovery was sought only from Mr. Siokas, the Company was also named as a nominal defendant. Both the Company and Mr. Siokas vigorously defended the lawsuit. On or about September, 18, 2020, in an effort to avoid the uncertainty of litigation and further legal expense, Mr. Siokas agreed to settle the lawsuit by agreeing to reimburse the Company a total of six hundred thousand ($600,000) dollars, payable as a combination of: (1) Mr. Siokas reimbursing the Company for Plaintiff’s attorneys’ fees, in an amount subsequently determined by the Court to be $120,000 plus $4,137 of litigation costs to be paid in cash, and (2) Mr. Siokas relieving the Company of certain debt owed to him. Mr. Siokas and the Company strongly opposed Plaintiff’s motion for attorneys’ fees. The Company has accrued the Plaintiff’s attorney’s fees and the balance as of September 30, 2021 was $124,137 and is included in accounts payable and accrued expenses on the balance condensed consolidated balance sheet. Pursuant to the terms of the May Debt Exchange the Company forgave $600,000 of the existing loan payable and recorded the forgiveness to additional paid in capital.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2021

On June 23, 2021, the Company entered into an exchange agreement (“June Exchange Agreement”) with Mr. Siokas whereby an aggregate total of $3,000,000 of these outstanding loans were converted into 500,000 shares of the Company’s common stock. On July 13, 2021, the Company entered into an exchange agreement with Mr. Siokas whereby an aggregate total of $1,000,000 of outstanding loans were converted into 166,667 shares of the Company’s common stock. On July 19, 2021, the Company entered into an exchange agreement with Mr. Siokas whereby an aggregate total of $1,250,000 of outstanding loans were converted into 208,333 shares of the Company’s common stock.

During the nine months ended September 30, 2021, the Company borrowed additional proceeds of €1,350,000 ($1,562,895), €230,000 ($275,306) and $3,993,380 and repaid €106,000 ($122,716) of these loans. Included in the $3,993,380 is a convertible promissory note issued to Mr. Siokas on July 20, 2021 for $2,000,000 in exchange for $2,000,000 in cash proceeds (the “July 20 Note”). The July 20 Note bears no interest and is convertible at anytime into shares of the Company’s common stock at a conversion rate that exceeds the then current market price of the Company’s common stock. The Company determined that the conversion feature is equity in nature and that no beneficial conversion feature exists. The July 20 Note is carried at face value. During the period ending September 30, 2021, the Company converted $1,250,000 of the July 20 Note at a conversion price of $6.00 and issued 208,333 shares of common stock. As of September 30, 2021, the Company had an outstanding balance under these notes and loans of $1,492,132. Of the $1,492,132 outstanding balance, $750,000 is convertible in accordance with the July 20 Note.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the nine months ended September 30, 2021 the Company recorded a gain of $4,846.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

NOTE 9 – LINES OF CREDIT

A summary of the Company’s lines of credit as of September 30, 2021 and December 31, 2020 is presented below:

	September 30, 2021	December 31, 2020
National	$2,726,522	$3,540,550
Alpha	1,033,174	1,106,894
Pancretan	481,759	-
National – COVID	425,869	429,240
Total	$4,667,324	$5,076,684

The line of credit with National Bank of Greece is renewed annually with current interest rates of 6.00%, 4.35% (“COSME 2” facility) and 4.35% (plus the 6-month Euribor plus any contributions currently in force by law on certain lines of credit), (“COSME 1” facility).

The maximum borrowing allowed for the 6% line of credit was $2,546,940 and $2,690,600 as of September 30, 2021 and December 31, 2020, respectively. The outstanding balance of the facility was $1,699,167 and $2,411,182, as of September 30, 2021 and December 31, 2020, respectively.

The maximum borrowing allowed , for the 4.35% lines of credit, was $1,157,700 and $1,223,000 as of September 30, 2021 and December 31, 2020, respectively. The outstanding balance of the facilities was $1,027,355 and $1,129,368 as of September 30, 2021 and December 31, 2020, respectively.

The line of credit with Alpha Bank of Greece is renewed annually with a current interest rate of 6.00%. The maximum borrowing allowed was $1,157,700 and $1,123,000 as of September 30, 2021 and December 31, 2020, respectively. The outstanding balance of the facility was $1,033,174 and $1,106,894, as of September 30, 2021 and December 31, 2020, respectively.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2021

The Company entered into a line of credit with Pancreta Bank on February 23,2021. The line of credit is renewed annually with a current interest rate of 6.10%. The maximum borrowing allowed as of September 30, 2021 was $578,850. The outstanding balance of the facility as of September 30, 2021, was $481,759.

Interest expense for the three-month period ended September 30, 2021 and 2020, was $11,656 and $31,559, respectively.

Interest expense for the nine months ended September 30, 2021 and 2020, was $165,245 and $141,979, respectively.

Under the agreements, the Company is required to maintain certain financial ratios and covenants. These lines of credit were assumed in the Company’s acquisition of Cosmofarm. As of the periods ended September 30, 2021 and December 31, 2020, the Company was in compliance with these ratios and covenants.

The Lines of credit are guaranteed and backed by customer receivable checks and they are not considered to be a direct debt obligation for the Company. They are a type of factoring, where the postponed customer checks are assigned by the Company to the bank, in order to be financed at a pre-agreed rate.

COVID-19 Government Funding

On June 23, 2020, the Company’s subsidiary, Cosmofarm, entered into an agreement with the “National Bank of Greece SA” (the “Bank”) to borrow a maximum of €500,000 ($611,500) under a proposed plan which will operate the same as the line of credit above. The proposed plan has a maturity date of sixty (60) months from the date of the first disbursement, which includes a grace period of nine months. The total amount of the initial proceeds was paid in 3 equal monthly installments. The line of credit is interest bearing from the date of receipt and is payable every three (3) months at an interest rate of 2.7%. The outstanding balance was $425,869 and $429,240 at September 30, 2021 and December 31, 2020.

Interest expense for the three and nine months ended September 30, 2021 was $0.

NOTE 10 – CONVERTIBLE DEBT

A summary of the Company’s convertible debt during the nine months ended September 30, 2021 and the year ended December 31, 2020 is presented below:

	2021	2020

Beginning balance convertible notes	$1,447,000	$1,500,000
New notes	625,000	540,000
Payments	(529,000)	(593,000)
Conversion to common stock	(350,000)
Subtotal notes	1,193,000	1,447,000
Debt discount at year end	(407,206)	(494,973)
Convertible note payable, net of discount	$785,794	$952,027

All of the convertible debt is classified as short-term within the consolidated balance sheet as it all matures and will be paid back within fiscal year 2021.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2021

Securities Purchase Agreement executed on May 15, 2019

On May 15, 2019, the Company entered into a Securities Purchase Agreement with an institutional investor (the “Buyer”), as amended on March 23. 2020 and September 23, 2020. Upon the closing of this financing, on May 17, 2019, the Company issued for a purchase price of $1,500,000 in principal amount a Senior Convertible Note (the “May 2019 Note”) to the Buyer.

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

As of December 31, 2019, the Company had a principal balance of $907,000 on the May 2019 Note and the Company had accrued $15,420 in interest expense. During the nine months ended September 30, 2021, the Company repaid $529,000 such that as of September 30, 2021, the Company had a principal balance $378,000 on the May 2019 Note and the Company had accrued $9,570 in interest expense.

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

On July 14, 2021 and August 16, 2021 the Company converted an aggregate total of $350,000 in principal and $24,144 in accrued interest into 126,501 shares of the Company’s common stock at an average price per share of $2.98. As of September 30, 2021, the Company had a principal balance of $190,000 and had accrued $3,156 in interest expense.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2021

The Company determined that the embedded conversion feature of the convertible promissory note meets the definition of a beneficial conversion feature and a derivative liability which is accounted for separately. The Company measured the beneficial conversion feature’s intrinsic value on December 16, 2020 and determined that the embedded derivative was valued at $456,570 which was recorded as a debt discount, and together with the original issue discount and transaction expenses of $43,000, in the aggregate of $499,570, is being amortized over the life of the loan. For the three and nine months ended September 30, 2021, $71,641 and $109,865, respectively has been amortized. As of September 30, 2021, the fair value of the derivative liability was $88,576. The Company recorded a decrease in the derivative of $194,784 related to the conversion, which was recorded to additional paid-in capital and for the three and nine months ended September 30, 2021, the Company recorded a gain of $111,581 and $177,369, respectively from the change in fair value of derivative liability as other income in the consolidated statements of operations and comprehensive income (loss).

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

Upon the consummation of a NEO listing, the total principal and accrued interest outstanding on the note will convert into shares of the Company’s common stock at a 25% discount to the prices of the common shares sold in the financing to be conducted in conjunction with the NEO listing. In the event that a NEO listing is not consummated on or before October 31, 2021, the note holder will have the option, in part or in full, to have the note repaid with interest, or convert the note into Company common stock at a 25% discount to the 30-day volume-weighted average price of the Common Shares on the most senior stock exchange in North American on which the common shares are trading prior to conversion. As of September 30, 2021, the Company had a principal balance of $100,000 and had accrued $5,736 in interest expense.

The Company determined that the embedded conversion feature of the convertible promissory note meets the definition of a beneficial conversion feature and a derivative liability which is accounted for separately. The Company measured the beneficial conversion feature’s intrinsic value on January 7, 2021 and determined that the embedded derivative was valued at $62,619 which was recorded as a debt discount and is being amortized over the life of the loan. For the nine months ended September 30, 2021, $29,223 has been amortized. As of September 30, 2021, the fair value of the derivative liability was $26,497 and for the three and nine months ended September 30, 2021, the Company recorded a gain of $14,040 and $36,122, respectively from the change in fair value of derivative liability as other income in the consolidated statements of operations and comprehensive income (loss).

Convertible Promissory Note and Securities Purchase Agreement

On September 17, 2021 (the “Issue Date”), the Company entered into a convertible promissory note and securities purchase agreement with an unaffiliated third party.

Convertible Promissory Note

The Company issued the convertible promissory note for a purchase price of $525,000 in principal amount for cash proceeds of $500,000. The note was issued with an original issue discount (“OID”) of $25,000, bears an interest rate of 10% per annum and matures on the earlier of the consummation of the Company listing its common shares on the Nasdaq Stock Exchange or September 17, 2022.

Upon the consummation of a Nasdaq listing, the total principal and accrued interest outstanding on the note will convert into shares of the Company’s common stock at a 30% discount to the prices of the common shares sold in the financing to be conducted in conjunction with the Nasdaq listing, subject to a conversion floor of $3.00. The Company determined that the embedded conversion feature of the convertible promissory note meets the definition of a beneficial conversion feature which is accounted for separately. The Company measured the beneficial conversion feature’s intrinsic value on September 17, 2021 at $294,000 which, together with the OID of $25,000 was recorded as a debt discount and is being amortized over the life of the loan. For the nine months ended September 30, 2021, $7,161 of the debt discount has been amortized. As of September 30, 2021, the Company had accrued a principal balance of $525,000, had accrued $2,041 in interest expense, and had remaining debt discount of $311,839 which resulted in a net convertible note payable of $213,161.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2021

Securities Purchase Agreement

On September 17, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with the third party whereby the Company agree to issue 5,000,000 shares of Series A Preferred Stock at a purchase price of $1.00 per share or $5,000,000 in the aggregate, and a Warrant (the “Warrant”) to purchase 100% of the number of shares of the Company’s Common Stock issuable upon conversion of the Series A Preferred Stock. The Series A Preferred Stock will be convertible into the Company’s Common Stock as determined by multiplying the number of shares of Series A Preferred Stock to be converted by the lower of (i) $4.00 or (ii) 80% of the average volume weighted average price for the Company’s Common Stock for the five (5) days prior to the date of Uplisting, subject to a floor of $3.00 per share. The shares of common stock issuable upon conversion of Series A Preferred Stock and exercise of the Warrants are subject to a Registration Right Agreement. The Warrant has an exercise price equal to 110% of the Conversion Price of the Series A Preferred Stock and expires five (5) years from the date of issuance.

The SPA is subject to certain conditions to close. As of September 30, 2021 and the date of this filing, the conditions to close had not been met, the funds have not been transferred, the preferred shares and the warrant was not issued.

Derivative Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2021:

Amount
Balance on December 31, 2020	$460,728
Issuances to debt discount	62,619
Reduction of derivative related to conversions	(194,784)
Change in fair value of derivative liabilities	(213,490)
Balance on September 30, 2021	$115,073

The fair value of the derivative conversion features and warrant liabilities as of September 30, 2021 were calculated using a Monte-Carlo option model valued with the following assumptions:

September 30, 2021
Dividend yield	0%
Expected volatility	70.3%-139.0%
Risk free interest rate	0.15%-0.18%
Contractual terms (in years)	0.08 – 0.75

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2021

NOTE 11 – DEBT

A summary of the Company’s third-party debt during the nine months ended September 30, 2021 and the year ended December 31, 2020 is presented below:

September 30, 2021	Loan Facility	Trade Facility	Third Party	COVID Loans	Total
Beginning balance	$3,302,100	$6,446,000	$12,631,284	$435,510	$22,814,594
Proceeds	-	-	578,850	-	578,850
Payments	(266,271)	-	(32,159)	(1,935)	(300,365)
Conversion of debt	(1,606,500)	-	(3,010,000)	-	(4,616,500)
Foreign currency translation	(132,705)	(130,600)	(33,172)	(20,497)	(316,974)
Subtotal	1,296,624	6,315,400	10,134,803	412,778	18,159,605
Reclass of long-term portion of debt		(2,083,860)	(936,986)	-	(3,020,846)
Ending Balance	$1,296,624	$4,231,540	$9,197,817	$424,470	$15,138,759

December 31, 2020	Loan Facility	Bridge Loans	Trade Facility	Third Party	COVID Loans	Total
Beginning balance	$3,078,442	$191,287	$6,245,400	$2,514,595	$-	$12,029,724
Proceeds	-	-	-	16,121,500	435,210	16,556,710
Payments	-	(191,287)	-	(5,006,115)	-	(5,230,725)
Conversion of debt				(807,795)		(807,795)
Debt extinguishment	(12,066)	-	-	(192,205)	-	(204,271)
Foreign currency translation	269,047	-	200,600	1,304	-	470,951
Subtotal	3,302,100	-	6,446,000	12,631,284	435,210	22,814,594
Reclass of long-term portion of debt	(2,843,475)	-	(2,384,850)	(5,543,557)	-	(10,771,882)
Ending Balance	$458,625	$-	$4,061,150	$7,087,727	$435,210	$12,042,712

Loan Facility Agreement

On June 30, 2020, SkyPharm entered into a settlement agreement on an existing loan facility agreement with Synthesis Peer-to-Peer Income Fund, whereby the Company agreed to make certain payments to the creditor and the creditor will accept such payments as full discharge of outstanding debt. In accordance with the settlement agreement, interest will accrue from June 30, 2020 until repayment in full at a rate of 6% per annum for the first year and 5.25% per annum for the second year calculated on the balance outstanding from day to day during such period. Interest is due on the 10th day of each calendar month. If any amount of principal or interest is unpaid on its due date interest shall accrue from the due date until the date of its payment until the date of its payment in full at the rate of 7.25% per annum. The Company will make quarterly payments of €125,000 beginning May 6, 2021 with a final payment of €2,200,000 on May 6, 2022. The Company evaluated the settlement agreement for debt modification in accordance with ASC 470-50 and concluded that the debt qualified for debt extinguishment as the 10% cash flow test was met. As a result, the $3,828,630 of principal and accrued interest of $168,732, or an aggregate of $3,997,362 was written off and the new debt was recorded at fair value in the amount of $3,033,990.

On August 4, 2021, the Company entered into an exchange agreement whereby the Company agreed to the following:

•	Issue on August 4, 2021 321,300 shares of common stock to settle $1,606,500 (€1,350,000) of debt. The Company recorded a gain on settlement of $292,383 upon the issuance of the 321,300 shares

•	Agreed to issue no more than 238,000 shares of common stock upon approval of the listing of the Company’s common stock to the Nasdaq to settle $1,190,000 (€1,000,000) of debt.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2021

The Company evaluated the August 4, 2021 exchange agreement for debt modification in accordance with ASC 470-50 and concluded that the debt qualified for debt extinguishment because a substantial conversion feature was added to the debt terms. Upon extinguishment, the Company recorded a gain in the amount of $48,189 and recorded the new debt at fair value based on the present value of future cash flows using a discount rate of 11.66%. As of December 31, 2020, the Company has accrued interest expense of $33,021 and the principal balance of the debt is $3,302,100, of which $2,843,475 is classified as Notes payable – long term portion on the consolidated balance sheet. As of September 30, 2021, the Company has accrued interest of $22,518, repaid $266,271 of principal and the principal balance of the debt is $1,263,107, which is classified as Notes payable on the condensed, consolidated balance sheet.

The debt is subject to acceleration in an Event of Default (as defined in the Notes). This agreement is secured by a personal guaranty of Grigorios Siokas, which is secured by a pledge of 1,000,000 shares of common stock of the Company owned by Mr. Siokas.

Trade Facility Agreements

On May 12, 2017, SkyPharm entered into a Trade Finance Facility Agreement (the “SkyPharm Facility”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”) as amended on November 16, 2017 and May 16, 2018.

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

As of December 31, 2020, the Company had principal balances of €2,000,000 ($2,446,000), of which $2,384,850 is classified as Notes payable – long term portion on the consolidated balance sheet, and $4,000,000 under the agreements and the Company had accrued $402 and $16,185 respectively, in interest expense related to these agreements. As of September 30, 2021, the Company had principal balances of €2,000,000 ($2,315,400), of which $2,083,860 is classified as Notes payable – long term portion on the consolidated balance sheet, and $4,000,000 under the agreements and the Company had accrued $10,993 and $57,026 respectively, in interest expense related to these agreements.

Third Party Debt

On November 16, 2015, the Company entered into a Loan Agreement with Panagiotis Drakopoulos, former Director and former Chief Executive Officer, pursuant to which the Company borrowed €40,000 ($42,832) as a note payable from Mr. Drakopoulos. The note bears an interest rate of 6% per annum and was due and payable in full on November 15, 2016. As of December 31, 2020, the Company had an outstanding principal balance of €8,000 ($9,784) and accrued interest of €4,785 ($5,852). As of September 30, 2021, the Company had an outstanding principal balance of €8,000 ($9,262) and accrued interest of €6,192 ($7,168).

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

All accrued and unpaid interest, $563,613 as of September 30, 2021, as well as any unpaid fees, shall be paid in three (3) equal monthly installments following the closing of a planned Canadian public offering. Pursuant to this Agreement, Grigorios Siokas, the Company’s Chief Executive Officer and principal shareholder, will be released from all personal guarantees on the Debt.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2021

May 18, 2020 and July 3, 2020 Senior Promissory Notes

May 18, 2020 Senior Promissory Note

On May 18, 2020, the Company executed a Senior Promissory Note (the “May 18 Note”) in the principal amount of $2,000,000payable to an unaffiliated third-party lender. The May 18 Note bears interest at the rate of eighteen (18%) percent per annum, paid quarterly in arrears. The May 18 Note matured on December 31, 2020. The note is not in default and the Company is currently in negotiations with the lender to extend the maturity date.

The May 18 Note is subject to acceleration in an Event of Default. Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the May 18 Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of September 30, 2021 and December 31, 2020, the Company had a principal balance of $2,000,000 on this note.

July 3, 2020 Senior Promissory Note

On July 3, 2020, the Company executed a Senior Promissory Note (the “July 3 Note”) in the principal amount of $5,000,000payable to an unaffiliated third-party lender. The July 3 Note bears interest at the rate of eighteen (18%) percent per annum, paid quarterly in arrears. The July 3 Note matures on June 30, 2022 unless in default.

The July 3 Note is subject to acceleration in an Event of Default (as defined). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the July 3 Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection.

As of September 30, 2021 and December 31, 2020, the Company had a principal balance of $5,000,000 on this note.

As of September 30, 2021 and December 31, 2020, the Company has accrued an aggregate total of $151,427 in prepaid interest and $146,685 in accrued interest expense, respectively, related to these loans.

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

On October 29, 2020, the Company entered into a debt exchange agreement with the lender whereby the Company issued 259,741 shares of common stock at the rate of $3.85 per share in exchange for an aggregate of $1,000,000 principal amount of the existing loan. The fair market value of the Company’s common stock on the date of exchange was $3.11 per share and as such, the Company recorded a gain of $192,205. Interest will continue to accrue on the remaining debt and the converted amount until December 31, 2020. As of December 31, 2020, the Company had a principal balance of $2,000,000 on this note and prepaid interest of $8,514. As of September 30, 2021, the Company had a principal balance of $2,000,000 on this note and $129,072 in prepaid interest expense. The note is not in default and the Company is in negotiations with the lender to extend the maturity date.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2021

November 19, 2020 Debt Agreement

On November 19, 2020, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($611,500). The note matures on November 18, 2025 and bears an annual interest rate, based on a 360-day year, of 3.3% plus .6% plus 6-month Euribor when Euribor is positive. Pursuant to the terms of the agreement, there is a six-month grievance from the first deposit date, which was November 19, 2020, for principal repayment. The principal is to be repaid in 18 quarterly installments of €27,000 with the first payment due 9 months from the first deposit. As of December 31, 2020, the Company had no accrued interest and a principal balance of €500,000 ($611,500), of which $543,557 is classified as Notes payable – long term portion on the consolidated balance sheet. As of September 30, 2021, the Company repaid $32,158 of the principal, accrued interest of $5,642 and a principal balance of €472,222 ($546,692), of which $418,062 is classified as Notes payable – long term portion on the consolidated balance sheet.

July 30, 2021 Debt Agreement

On July 30, 2021, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($578,850). The note matures on August 5, 2026 and bears an annual interest rate that applies to 60% of the principal of the note that is based on a 365-day year, of 5.84% plus 3-month Euribor when Euribor is positive. Pursuant to the terms of the agreement, there is a six-month grace period for principal repayment during which interest is accrued. The principal is to be repaid in 18 quarterly installments of €27,000 commencing three months from the end of the grace period. As of September 30, 2021, the Company has accrued interest of $3,167 and a principal balance of €500,000 ($578,850), of which $518,924 is classified as Notes payable – long term portion on the consolidated balance sheet.

COVID-19 Government Loans

On May 12, 2020, the Company was granted and on May 22, 2020 the Company received a €300,000 ($337,110) loan from the Greek government. The loan will be repaid in 40 equal monthly instalments beginning on January 1, 2022 and bears an interest rate of 0.94% per annum. As a condition to the loan, the company is required to retain the same number of employees until October 31, 2020. The balance as of September 30, 2021 was $347,310.

On June 24, 2020,the Company received a loan £50,000 ($61,845) from the United Kingdom government. The loan has a six-year maturity and bears interest at a rate of 2.5% per annum beginning 12-months after the initial disbursement. The Company may prepay this loan without penalty at any time. The Company repaid $1,935 of principal during the nine months ended September 30, 2021 and the balance as of September 30, 2021 was $65,468.

Distribution and Equity Agreement

As discussed in Note 3 above, the Company entered into a Distribution and Equity Acquisition Agreement with Marathon. The Company was appointed the exclusive distributor of the Products (as defined) initially throughout Europe and on a non-exclusive basis wherever else lawfully permitted. As consideration for its services, Company received: (a) a 33 1/3% equity interest or 5 million shares in Marathon as partial consideration for the Company’s distribution services; and (b) received cash of CAD $2,000,000, subject to repayment in Common Shares of the Company if it fails to meet certain performance milestones. The Company is entitled to receive an additional CAD $2,750,000 upon the Company’s receipt of gross sales of CAD $6,500,000and an additional CAD $2,750,000 upon receipt of gross sales of CAD $13,000,000.

As discussed in Note 3, the Company attributed no value to the shares received in Marathon pursuant to (a) above. In relation to the CAD $2 million cash received noted in (b) above, the Company accounted for its obligation to issue a variable number of the Company’s Common Shares as Share-settled debt obligation in accordance with ASC 480 measured at fair value or the settlement amount of $1,554,590 (CAD $2 million). If settlement were to occur on December 31, 2019, the Company would be required to issue 337,949 common shares to settle its debt obligation. The Company could be obligated to potentially issue an unlimited number of common shares to settle its Share-settled debt obligation. If such events were to occur, the Company would be required to increase its authorized share capital and since increasing the authorized share capital is within the control of the Company, as our CEO controls greater than 50% of the outstanding common stock of the Company, the original classification of equity-classified financial None of the above loans were made by any related parties.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2021

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

The Company’s weighted-average remaining lease term relating to its operating leases is 6.63 years, with a weighted-average discount rate of 6.74%.

The Company incurred lease expense for its operating leases of $146,831 and $148,218 which was included in “General and administrative expenses,” for the nine months ended September 30, 2021 and 2020, respectively.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of September 30, 2021.

Maturity of Lease Liability
Remainder of 2021	$63,464
2022	223,010
2023	198,872
2024	116,255
2025	112,144
Thereafter	421,509
Total undiscounted operating lease payments	$1,135,254
Less: Imputed interest	(221,621)
Present value of operating lease liabilities	$913,633

The Company’s weighted-average remaining lease term relating to its finance leases is 3.44 years, with a weighted-average discount rate of 6.74%.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s finance leases as of September 30, 2021.

Maturity of Lease Liability
Remainder of 2021	$26,268
2022	93,492
2023	80,119
2024	62,191
2025	31,959
Thereafter	2,005
Total undiscounted finance lease payments	$296,034
Less: Imputed interest	(32,795)
Present value of finance lease liabilities	$263,239

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2021

The Company incurred interest expense on its finance leases of $9,995 which was included in “Interest expense,” for the nine months ended September 30, 2021. The Company incurred amortization expense on its finance leases of $80,287 which was included in “Depreciation and amortization expense,” for the nine months ended September 30, 2021.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of September 30, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

Advisory Agreements

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

On July 7, 2021, the Company entered into a 6-month agreement with a non-exclusive agent, advisor or underwriter in any offering of securities of the Company. At the closing of any offering the Company will compensate the agent: a) a cash fee or as an underwritten offering an underwriter discount equal to 7% of the aggregate gross proceeds raised in each offering. For all investors referred directly to the Company by the agent, a cash fee or as an underwritten offering an underwriter discount equal to 5% of the aggregate gross proceeds invested by such investors. b) The Company shall issue to the agent or its designees at each closing, warrants to purchase shares of the Company’s common stock equal to 5% of the aggregate number of shares of common stock placed in each offering. c) Out of the proceeds of each closing, the Company also agreed to pay the agent up to $35,000 for non-accountable expenses (up to $50,000 for a public offering) along with up to $50,000 for fees and expenses of legal counsel and other out-of-pocket expenses (increase to up to $100,000 for public offerings) plus additional miscellaneous costs. The agent would also have the right of first refusal from the date of the agreement until the 12-month anniversary following consummation of any offerings for total proceeds of at least $3 million raised by investors introduced by the agent.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2021

NOTE 14 – STOCK OPTIONS AND WARRANTS

As of September 30, 2021, there were 37,000 options outstanding and 37,000 options exercisable with expiration dates of January 2022.

A summary of the Company’s option activity during the nine months ended September 30, 2021 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance outstanding, December 31, 2020	62,000	$1.19	0.60	$242,200
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	(25,000)	-	-	-
Balance outstanding, September 30, 2021	37,000	$1.32	0.26	$123,050

Exercisable, September 30, 2021	37,000	$1.32	0.26	$123,050

As of September 30, 2021, there were 1,164,673 warrants outstanding and 1,164,673 warrants exercisable with expiration dates from May 2023 through March 2024.

A summary of the Company’s warrant activity during the nine months ended September 30, 2021 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance outstanding, December 31, 2020	1,164,673	$6.41	3.01	$5,360
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance outstanding, September 30, 2021	1,164,673	$6.41	2.26	$-

Exercisable, September 30, 2021	1,164,673	$6.41	2.26	$-

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2021

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

The Company disaggregates revenue by country to depict the nature and economic characteristics affecting revenue.

The following table presents our revenue disaggregated by country for the three months ended:

	September 30,	September 30,
Country	2021	2020
France	$-	179
Germany	(102)	155,742
Greece	13,555,718	13,405,280
Hungary	-	641
Ireland	-	730
Italy	(118)	5,217
Jordan	-	10,389
Denmark	(488)	229,929
Cyprus	13,982	5,343
UK	23,318	419,025
Croatia	3,107	23
Libya	-	872
Netherlands	-	118.140
Poland	-	589
Total	$13,595,418	$14,352,099

The following table presents our revenue disaggregated by country for the nine months ended:

Country	September 30, 2021	September 30, 2020
Croatia	$15,010	$8,796
Denmark	54,291	229,929
France	-	1,113
Germany	13,515	948,282
Greece	39,514,083	36,062,729
Hungary	-	36,881
Ireland	-	35,833
Italy	15,613	27,265
Jordan	-	19,710
Libya	-	42,844
Netherlands	-	156,392
Poland	-	28,941
Cyprus	92,930	5,343
UK	355,977	1,501,261
Total	$40,061,419	$39,105,318

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statement

September 30, 2021

NOTE 16 – SUBSEQUENT EVENTS

On and effective October 4, 2021, the Company amended and restated its articles of incorporation (the Amended and Restated Articles”) and filed a certificate of designation (the “COD”) for its Series A Preferred Stock (the “Series A Preferred Stock”) with the state of Nevada.

The Amended and Restated Articles allow the Company’s Board of Directors the authority to authorize the issuance of preferred stock from time to time in one or more classes or series by resolution.

The Series A Preferred Stock is convertible into the Company’s Common Stock as determined by multiplying the number of shares of Series A Preferred Stock to be converted by the lower of (i) $4.00 or (ii) 80% of the average volume weighted average price for the Company’s Common Stock for the five (5) days prior to the date of Uplisting, subject to a floor of $3.00 (the “Conversion Price”).

The holders of the Series A Preferred Stock are not entitled to dividends or to receive distributions in the event of liquidation, dissolution or winding up of the Company, either voluntary or involuntary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Available Information

The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2020 (“Form 10-K”) and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

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

Overview

Summary

Cosmos Holdings, Inc. was formed as a Nevada incorporation on July 07, 2009, under the name of Prime Estates & Developments Inc. Effective September 27, 2013, we acquired 100% ownership of Amplerissimo Ltd., a private company whose principal activities included providing consulting services to various industries. On November 14, 2013, we changed our name to Cosmos Holdings, Inc. and changed our focus and business strategy to the healthcare and pharmaceutical industry. The Company, through Amplerissimo Ltd, formed SkyPharm S.A. on August 01, 2014, a Greek Corporation which focuses on pharmaceutical products and is engaged in the trading of branded and branded pharmaceutical products and medicines across the European Union member states. On February 10, 2017, we acquired 100% ownership of Decahedron Ltd., a United Kingdom company whose principal activity is the same as the business of SkyPharm S.A. In addition, on December 19, 2018, the Company acquired 100% ownership of Cosmofarm Ltd, a Greek company which is a pharmaceutical wholesaler and networks with over 1,500 pharmacies.

Business Segments

The Company operates in the wholesale distribution of branded pharmaceutical products, over the counter (OTC) products, medical devices, vitamins and a variety of nutraceuticals, including its proprietary label.

Wholesale Import/Export

We conduct wholesale import and export of branded pharmaceutical products throughout Europe by our subsidiaries, SkyPharm S.A. and Decahedron Ltd. We source licensed pharmaceuticals from wholesalers at a lower cost, primarily in Greece and the U.K. and sell to other European wholesalers.

Full-line Wholesale

We conduct direct distribution and sales of pharmaceuticals, medical devices, branded pharmaceuticals and OTC products through our subsidiary, Cosmofarm S.A. Our distribution network exceeds over 1,500 pharmacies in Greece. We have created an upgraded and high-end distribution center in Greece due to our Robotic systems and integrated automations (ROWA robotics).

Nutraceutical

We have created and developed our own proprietary branded nutraceutical products, named “Sky Premium Life®” which was launched in 2018. Our portfolio includes at least 87 product codes including vitamins, minerals and other herbal extracts. We expect to reach the number of 150 product codes by the end of 2021. Our nutraceutical products are manufactured exclusively by Doc Pharma S.A., a related party of the Company. Our nutraceutical products have penetrated several markets within 2021 through digital channels such as Amazon and Tmall.

We focus on nutraceutical products because we foresee it as a relatively under-penetrated market throughout Europe with potential of high growth opportunities due to its large market size and margin contribution as the demand for nutraceutical products is increasing globally.

Branded pharmaceuticals

We are engaged in the promotion, distribution and sale of branded pharmaceutical products throughout Europe. Through our related company, Doc Pharma, we have the distribution rights to over 47 fast-moving pharmaceutical products.

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

Hikes in the price of medicine and their impact on the sustainability of the healthcare systems are garnering more and more attention. European regulators are willing to play their part in safeguarding continued access to safe and effective medicines. Regulators can speed up the approval of branded pharmaceuticals and biosimilars to boost competition and drive down prices.

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

Results of Operations

Three and Nine-Months Period Ended September 30, 2021 and 2020

Revenue

The Company had revenue of $13,595,418 and $14,352,098 (a decrease of 5.27%) for the three months ended September 30, 2021 and 2020, respectively, and $40,061,419 and $39,105,318 (an increase of 2.44%) for the nine months ended September 30, 2021 and 2020, respectively. The increase in the 9-month period is mainly due to the organic growth attributed to our subsidiary, Cosmofarm, which continued the expansion and sales programs in local level, which is in line with the increase in the full-line wholesale revenue stream.. The decrease in the 3-month period is attributable to the decrease of the wholesale import/export revenue stream. The Company had a net loss of $1,936,543 on revenue of $13,595,418 versus a net profit of $757,866 on revenue of $14,352,098 for the three months ended September 30, 2021 and 2020, respectively. The Company had a net loss of $6,489,502 on revenue of $40,061,419 versus a net income of $1,651,867 on revenue of $39,105,318 for the nine months ended September 30, 2021 and 2020, respectively.

Cost of Goods Sold

The Company had costs of goods sold of $11,249,848 versus $11,954,788 (a decrease of 5.9%) for the three months ended September 30, 2021 and 2020, respectively. In addition, the Company had costs of goods sold of $34,677,671 versus $33,166,706 (an increase of 4.56%) for the nine months ended September 30, 2021 and 2020, respectively. The increase in the 9-month period is in line with the revenue variance due to the significant increase of the full-line wholesale revenue stream. The decrease in cost of goods sold during the 3-month period is attributable to the decline of the wholesale import/export revenue stream.

Our future revenue growth is expected to continue to be affected by various factors such as industry growth trends, including drug utilization, the introduction of new innovative brand therapies, the likely increase in the number of branded pharmaceutical products that will be available over the next few years’ price increases and price deflation, general economic conditions, including the effects of the coronavirus in the member states of European Union, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third party reimbursement rates to our customers, and changes in government rules and regulations.

Gross Profit

The Company had gross profit of $2,345,570 versus $2,397,310 (a decrease of 2.16%) for the three months ended September 30, 2021 and 2020, respectively. In addition, the Company had gross profit of $5,383,748 versus $5,938,612 (a decrease of 9.34%) for the nine months ended September 30, 2021 and 2020, respectively. The decrease in gross profit for the 9-month period is attributable to the increase of COGs and revenue for the full-line wholesale revenue stream, which is considered to be low margin. The decrease in gross profit for the 3-month period is attributable to the revenue decrease, specifically due to the decline in the wholesale import/export stream.

Operating Expenses

The Company had general and administrative costs of $2,427,085 and $543,776, salaries and wages expenses of $683,129 and $473,910, sales and marketing expenses of $41,715 and $211,874 and depreciation and amortization expense of $108,192 and $87,747 for a net operating loss of $914,551 and income of $1,080,003 (a decrease of 184.68%) for the three months ended September 30, 2021 and 2020 respectively. The decrease is primarily a result of the increase in stock-based compensation related to a consulting agreement entered into in February 2021, as well as an increase in legal, consulting and outsourced accounting costs in the current year.

The Company had general and administrative costs of $6,708,796 and $1,340,602, salaries and wages expenses of $1,786,954 and $1,361,657, sales and marketing expenses of $586,440 and $645,930 and depreciation and amortization expense of $323,678 and $298,543 for a net operating loss of $4,022,120 and a net operating income of $2,291,880 (a decrease of 275.49%) for the nine months ended September 30, 2021 and 2020 respectively. The increase in expenses is mainly due to the stock-based compensation ($5,147,077) consulting agreement entered into during the nine months ended September 30, 2021.

Other Income (Expense)

The Company’s other income (expense) was primarily comprised of interest expense related to notes payable and convertible notes payable $670,282 versus $789,426, non-cash interest expense related to the amortization of debt discount of $353,303 versus $0, a gain on equity investments of $38 versus a loss of $46,883, a gain on extinguishment of debt of $350,008 due to a debt exchange agreement that took place on August 4, 2021 versus a gain of $16,194, a change in fair value of derivative liability of $125,621 versus $0 due to agreements on convertible debentures, and a foreign currency loss of $183,036 versus a gain of $427,289 for the three months ended September 30, 2021 and 2020, respectively. Also, The Company’s other expense was $122,477 versus other income of $75,124 for the three months ended September 30, 2021 and 2020, respectively.

The Company’s other income (expense) was primarily comprised of interest expense related to notes payable and convertible notes payable $2,182,715 versus $1,853,414, non-cash interest expense related to the amortization of debt discount of $492,391 versus $29,509, a gain on equity investments of $317 versus a loss of $36,637, a gain on extinguishment of debt of $795,644 versus $795,418 due to an amended debt exchange agreement dated as of February 5, 2021 and a debt exchange agreement that took place on August 4, 2021, a change in fair value of derivative liability of $213,490 versus $0 due to agreements on convertible debentures, and a foreign currency loss of $392,472 versus a gain of $394,983 for the nine months ended September 30, 2021 and 2020, respectively. Also, The Company’s other expense was $340,103 versus other income of $103,073 for the nine-months ended September 30, 2021 and 2020, respectively.

Unrealized Foreign Currency losses

The Company had an unrealized foreign currency loss of $214,216 versus a gain of $79,882 and a net comprehensive loss of $2,150,759 versus profit of $837,748 for the three months ended September 30, 2021 and 2020, respectively. The Company had an unrealized foreign currency loss of $687,510 versus gain of $118,960 and a net comprehensive loss of $7,177,012 versus profit of $1,770,827 for the nine months ended September 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

As of September 30, 2021, the Company had working capital of $6,856,340 compared to $5,979,870 as of December 31, 2020.

The Company had cash of $1,033,875 versus $628,395 as of September 30, 2021 and December 2020, respectively. The Company had net cash used in operating activities of $5,498,368 and $10,342,115 for the nine months ended September 30, 2021 and 2020, respectively. The Company has devoted substantially all of its cash resources to expand through organic business growth and has incurred significant general and administrative expenses in order to enable the financing and growth of its business and operations.

The Company had net cash used in investing activities of $835,425 and $113,845 during the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2021 this was due to the purchase of fixed assets.

The Company had net cash provided by financing activities of $6,475,402 versus $10,984,011 during the nine months ended September 30, 2021 and 2020, respectively.

For the period ended September 30, 2021, the Company also received proceeds from lines of credit of $18,139,012 and payments of lines of credit of $18,281,863, for a net decrease on the line of credit of $142,851.

We anticipate using cash in our bank account as of September 30, 2021, cash generated from the operations of the Company and its operating subsidiaries and from debt or equity financing, or from a loan from management, to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we may lose the qualification for quotation and our securities would no longer trade on the over-the-counter markets. Further, as a consequence we would fail to satisfy our reporting obligations with the Securities and Exchange Commission (“SEC”), and investors would then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

Full Line Wholesale

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

Nutraceutical Products

The Company intends to expand and enhance the sales of its own branded nutraceutical products, Sky Premium Life®, across Europe, Asia and third countries through exclusive wholesale distributors. Also, the plan for the next twelve months is to penetrate further into the UK market and utilize the current distribution channel of our UK subsidiary, Decahedron. Moreover, we plan to significantly increase our sales through the digital sales channel and placing our brand in several e-commerce platforms as well. The existing portfolio of our own branded nutraceutical products reached the number of 83 SGUs as of today and we plan to increase it to 150 SGUs within the next twelve months Moreover, we plan to expand the brand Sky Premium Life® by providing.

Branded Pharmaceuticals

We intend to expand our business within the branded pharmaceutical products market and obtain more exclusive distribution rights in Europe. These industries are highly competitive and may significantly affect the Company’s sales of these products, including, but not limited to, price and cost-effectiveness, marketing effectiveness, product labeling, quality control and quality assurance. Through our related party, Doc Pharma which is the owner of 47 plus fast-moving product codes we will use innovative products distribution.

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

We also intend to acquire additional companies that are operating in the pharmaceutical and nutraceutical industry which would add value to our Company and its shareholders giving us the opportunity to penetrate into new markets and products.

We still see the risks for the future development in a difficult and competitive environment, increasing purchase prices and the stagnating selling price level. On the background of our financial stability we however see ourselves as being well-equipped for managing the future risks. Risks that could endanger the survival of the Company are currently not able to be identified.

Off Balance Sheet Arrangements

As of September 30, 2021, there were no off-balance sheet arrangements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As previously disclosed on Form 10-Q filed on May 17, 2021, Company entered into a Debt Exchange Agreement (the “Agreement”) dated as of May 10, 2021, with Grigorios Siokas, its Chief Executive Officer. Under the Agreement, which was filed as Exhibit 10.1 to the Form 10-Q, Mr. Siokas agreed to forego repayment of $600,000 of indebtedness owed to him by the Company pursuant to a September 18, 2020 Settlement of a Section 16(b) lawsuit. Mr. Siokas settled the lawsuit in an effort to avoid the uncertainty of litigation and further legal expenses. During the quarter ended September 30, 2021, the Company received $600,000 of additional paid-in-capital and decreased the related party loan by $600,000.

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

Cosmos Holdings Inc.

Date: November 15, 2021	By:	/s/ Grigorios Siokas
Grigorios Siokas
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Georgios Terzis
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

