Form 10-K
period 2021-12-31
Cosmos Holdings Inc.
filed 2022-04-15
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to __________

Commission file number: 000-54436

COSMOS HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	27-0611758
(State or other jurisdiction of Company or organization)	(I.R.S. Employer Identification No.)

141 West Jackson Blvd, Suite 4236, Chicago, IL.	60604
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (312) 536-3102

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	The Nasdaq Capital Market

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $42,371,783 as of June 30, 2021.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 17,544,524 as of April 15, 2022.

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

PART I

Item 1. Business

Company Overview

Cosmos Holdings Inc. together with its subsidiaries (hereinafter referred to collectively as “us”, “we”, or the “Company”) is an international pharmaceutical company with a proprietary line of nutraceuticals and distributor of branded and generic pharmaceuticals, nutraceuticals, over-the-counter (OTC) medications and medical devices through an extensive, established EU and UK distribution network. The Company identifies, acquires, develops and commercializes products that improve patients’ lives and outcomes. We have developed a global distribution platform which is currently expanding throughout Europe, Asia and North America. Currently, the Company has offices and distribution centers through its three wholly-owned subsidiaries: (i) Cosmos Holdings Inc., the parent company headquartered in Chicago, USA (ii) SkyPharm S.A., headquartered in Thessaloniki, Greece; (iii) Decahedron Ltd., head-quartered in Harlow, United Kingdom; and (iv) Cosmofarm S.A., headquartered in Athens, Greece.

The Company’s cross-border pharmaceutical business serves wholesale pharmaceutical distributors and independent retail pharmacies across the EU through a network of two strategic distribution centers, one in Greece and one in the UK, as well as an additional warehousing facility. The Company focuses on leveraging its growing purchasing scale and supplier relationships to secure discounts and provide pharmaceuticals at reduced prices and on continuing to drive organic growth at attractive margins for its cross-border pharmaceutical wholesale business.

The Company operates in the business of full-line pharmaceutical wholesale distribution and serves approximately 1,500 independent retail pharmacies and 40 pharmaceutical wholesalers in Greece region by providing brand-name and generic pharmaceuticals, over-the-counter medicines, vitamins and nutraceuticals. We invest in technology to enhance safety, distribution and warehousing efficiency and reliability. Specifically, the Company operates a fully automated warehouse system with three robotic systems, two ROWA™ types and one A-frame type, that ensure 0% error selection rate, accelerate order fulfillment, and yield higher cost-efficiency in our distribution center.

The Company regularly evaluates and undertakes strategic initiatives to expand its distribution reach, improve its profit margins, and strengthen its competitive position. Taking into consideration the growing demand of various vitamins and nutraceuticals, the Company entered the market with its own brand of nutraceuticals: Sky Premium Life® (SPL). Our current business has provided us with access to wholesalers both from the sourcing and the sales division of our wholesale business. We sell our products to vendors that supply us with pharmaceutical products as well as to our clients to whom we currently sell pharmaceutical products. We serve this demand by offering quality products to our existing network of wholesalers and pharmacies. Pharmacies are still the key channels for distribution and sales of nutraceuticals in the European market. The development and manufacturing of our own line is assigned to a related party which operates according to our specifications and GMP protocols.

We make use of analytics and customer feedback from our EU-wide network of wholesale pharmaceutical distributors and independent retail pharmacies to identify and evaluate which nutraceutical product codes of the brand Sky Premium Life® to be developed, commercialized and added to our portfolio. We intend to continue to bring Sky Premium Life® products to market primarily through our existing network of over 160 pharmaceutical wholesale clients and vendors and approximately 100 independent retail pharmacies within the EU market. Moreover, we have penetrated several markets through digital sale channels. There is growing demand for vitamins and nutraceuticals and we are committed to developing quality products and creating enhanced customer value.

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

We believe the EU pharmaceutical import/export market will continue to grow in conjunction with the demand for nutritional products. We continue to encounter competition in the market as we grow. The competition comes in the form of level of service, reliability, and product quality. On the procurement side we continue to expand our vendor base. In order to minimize business risks, we diversify our sources of supply. We maintain our high-quality standards by carefully selecting and qualifying our suppliers as well as actively ensuring that our suppliers meet our standard of quality control on an ongoing basis.

Business Environment

The Company conducts its business within the pharmaceutical and the healthcare industry and is active in branded pharmaceuticals, generics and nutraceutical product markets. The pharmaceutical industry is highly competitive and is subject to comprehensive government regulations. Many factors may significantly affect the Company’s sales of its products, including, but not limited to, efficacy, safety, price and cost-effectiveness, marketing effectiveness, product labeling, quality control and quality assurance. Currently, most of the products that the Company is trading, compete with other products already on the market in the same therapeutic category, and are subject to potential competition from new products that competitors may introduce in the future.

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

The Company also conducts its business within the global nutraceuticals market with our own brand which considered to be highly qualitative and competitive. Nutraceuticals are defined as products that contain at least one dietary ingredient within them and can be consumed orally. Some of the purposes of nutraceuticals are used for immune system defense, energy, stress, bones and joints, The global nutraceutical market has shown rise for demand and growth within the last several years. The global market is driven by the rising popularity of sports-based performance enhancement supplements and the focus on preventive healthcare measures. The COVID-19 pandemic has also driven the global market to a high demand for immunity boosting nutraceutical products.

Corporate Strategy

The main strategy initiative is focused on continuing our progress in becoming a global pharmaceutical wholesale and import/export company through the development of a lean and efficient operating model, as well as, to expand our portfolio of our own branded nutraceutical products, grow our customer base and achieve our growth stabilization in this new market and gain an adequate size in the global nutraceuticals market. We are committed to serving our customers while continuing to innovate and provide products that make a difference in the lives of individuals. We strive to maximize our shareholders’ value by adapting to market realities and customer needs. Our strategy involves building a multinational network or wholesalers, distributors, and pharmacies and simultaneously continuing to expand the portfolio of products that we distribute to that network.

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

5

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

•

Nutraceuticals & Health Products: The industry of nutraceuticals is a highly promising market that offers high margins. We are always looking to expand the portfolio of products along with an increase of point of sales coverage level. We also convenience our customers by providing them a larger portfolio of products that they can source from a single vendor. In addition to being wholesalers for nutraceuticals and related products we also created our own brand of products to sell to our current customer base. Our wholesale business gives insight to what products are in demand and we communicate with our customer base to identify which products to develop. Our own branded nutraceuticals carry significantly higher margins than simply serving as a wholesaler for other brands.

•

Research & Development: We are committed to strategic R&D across each business unit with a particular focus for nutraceuticals with inherently lower risk profiles and clearly defined regulatory pathways. We are constantly evaluating the demand for nutraceuticals in the markets that we currently distribute pharmaceutical products to. This research and analysis determine which nutritional supplements we choose to develop as well as their formulations. This approach maximizes the probability of successfully competing with other brands in the marketplace.

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

•

Clientele Expansion of Direct to Pharmacy Wholesale Network: We are aiming to expand the full-line wholesale distribution business through acquisitions. By expanding our pharmaceutical distribution business, we expect to have a better ability to source more branded and generic products directly from manufacturers and sell our vitamins, nutraceuticals and cosmetic products directly to pharmacies for better prices. We expect this expansion to increase our sales and profit margins as we vertically integrate into the supply chain.

To successfully execute our corporate strategy, we believe that the Company must adopt, incorporate and maintain the aforementioned core strengths, although no assurances can be made that the Company will be able to effectively implement these strategies.

Products & Services

Products

The current principal activity of the Company is the creation, development and trading of its own proprietary branded nutraceutical products line “Sky Premium Life®”. The Company’s portfolio currently includes 75 product codes including vitamins, minerals and other herbal extracts used for health prevention and care needs. We also use our subsidiaries, as a distribution centers for SPL in order to penetrate UK and EU markets. However, the leading activity of Decahedron is the trading of branded and generic pharmaceutical products and medicines across the UK and European Union member states. We also buy from pharmacies and other wholesale pharmaceutical companies and resell these products to other EU countries or in the UK. We purchase excess inventories at a discount from wholesalers and export pharmaceutical product codes to EU member states capturing contract price differentials in the process. The Company only purchases stock with purchase orders at hand, limiting inventory risk. EU countries have put into force new legal frameworks and mandates that boost the parallel trade market in order to deflate healthcare pricing across the region.

Product Categories

Our product portfolio includes medicines, OTC medicines, nutraceutical products, health care products, medical devices, baby products and others. Total revenues from the product categories of our total consolidated revenues during the year ended December 31, 2021 are as follow;

Product Categories	Percentage of total Revenue
Medicines	71.28%
OTC Medicines	4.59%
Vitamins, Minerals and Dietary Products	16.39%
Heath Care Products	1.04%
Medical Devices	5.61%
Baby Products	0.38%
Others	0.71%
Total	100%

Our proprietary nutraceutical line “Sky Premium Life” which has over 75 SKUs, is classified into two different main Categories, Products per Benefit and Products per Nutrient.

Products per Benefit	Products per Nutrient
General Wellbeing	Amino Acids
Immunity	Botanicals, Herbs & Extracts
Heart	Vitamins & Minerals
Bones & Joints	Specialized Formulas & Complexes
Men’s Health	Omegas & Fatty Acids
Women’s Health	Specialized Nutrients
Beauty
Digestion
Brain
Vision
Energy
Sports
Mood/Stress/Sleep
Antioxidant Activity

Services

The principal activity of our services is the distribution of a full range of branded pharmaceutical products, over-the-counter products, cosmetics, nursery, and nutraceutical products to pharmacies across Greece. We utilize the latest technology in pharmaceutical storage and retrieval systems to ensure the quality and accuracy of its distribution. Our facility utilizes ROWA™ (German pharmacy robotics) technologies to automate our procurement, a German fully automated warehouse system, inventory management, and order execution. Therefore, we achieve a zero-error rate, faster order picking, automated order picking process, higher cost-efficiency. We stay in the forefront of quality assurance and accuracy by investing in the most innovative machinery and software available to pharmaceutical distributors. Our company supports all its customers with special product offerings, seasonal products, and all the top brands and trending products.

We believe that the entire aforementioned product life cycle would take approximately six weeks to two months, from the demand list to the payment for the shipment.

Distribution and Marketing

The majority of our products are represented directly and indirectly through a dedicated sales force team. Our sales force targets mainly wholesale distributors and other healthcare providers. We sell our products principally through independent wholesale distributors, but we also sell directly to other healthcare providers such as; clinics, government agencies, independent retail and specialty pharmacies and independent specialty distributors. Customer service representatives are centralized in order to respond to customer needs in a timely and effective manner. We seek to motivate and provide incentives to our sales force team by offering high quality products and providing them with product support, training seminars, sales convention and financial incentives.

Our products in Europe and in the UK are shipped directly from our warehouse facilities and in foreign markets we have contracted third-parties to distribute our products.

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

Patents, Trademarks, Licenses and Proprietary Property

We have developed or acquired various proprietary pharmaceutical and nutraceutical products, nutraceutical products licenses, wholesale licenses, processes, software, and other intellectual property that are used either to facilitate the conduct of our business or that are made available as products or services to customers.

At present, besides the above licenses we do not have any intellectual property or other licenses, including, but not limited to, patents, trademarks, franchises, concessions, and royalty agreements or other proprietary interests.

We have obtained trademark registrations for “Sky Premium Life®”, and related logos for all of our “Sky Premium Life®” products product lines. We hold trademark registrations in Europe.

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

Customers

Through our subsidiaries, we primarily sell pharmaceutical products directly to pharmacies and a limited number of large wholesale drug distributors who, in turn, supply-sell the products to other wholesalers, hospitals, pharmacies, and governmental agencies across the European Union member state. Total revenues from the customers that accounted for 10% or more of our total consolidated revenues during the years ended December 31, 2021 and 2020 are as follows:

	2021	2020
Medihelm SA	15.33%	14.82%

No other customer generated over 10% of our total revenue.

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

Geographic Markets

All of our revenues are generated from operations in the European Union and UK, or otherwise earned outside the U.S. All of our foreign operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls, fluctuations in the relative values of currencies, political and economic instability and restrictive governmental actions including. Our geographical market sales distribution of our total consolidated revenues during the years ended December 31, 2021 and 2020 are as follows:

	2021	2020
Greece	98.80%	92.31%
Germany	0.02%	2.51%
UK	0.82%	3.34%
Netherlands	0%	0.34%
Ireland	0%	0.07%
Libya	0%	0.08%
Poland	0%	0.05%
Italy	0.03%	0.14%
France	0%	0.03%
Denmark	0.10%	0.97%
Croatia	0.03%	0.04%
Jordan	0%	0.05%
Cyprus	0.20%	0.07%
Total	100.00%	100.00%

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

Our competitive position in pharmaceutical sector is affected by several factors including among others, the amount and effectiveness of our and our competitors’ promotional resources; customer acceptance; product quality; our and our competitors’ introduction of new products, ingredients, claims, dosage forms, or other forms of innovation; and pricing, regulatory and legislative matters (such as product labeling, patient access and prescription).

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

We compete in the nutritional industry with our own branded nutraceutical products against companies that sell through retail stores, as well as against other direct selling companies. We compete against manufacturers and retailers of nutraceutical products which are distributed through supermarkets, drug stores, health food stores, vitamin outlets and mass market retailers, among others. We believe that the principal components of competition in nutraceutical products are expertise and service, high product quality, diversification and differentiation, price and brand recognition.

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

Additionally, we are improving our entity-wide infrastructure environment to drive efficiency, capabilities, and speed to market. We will continue to invest in advanced information systems and automated warehouse technology. For example, in an effort to comply with future pedigree and other supply chain custody requirements we have made significant investments in our secure supply chain information systems.

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

Our business is mainly the trading of branded and generic pharmaceutical products and medicines within the EU member states. In order to be able to operate our business, we need to comply with EU regulations, as well as EU member states regulations that govern various operations of our business. The most important government regulation that applies to our business is the granting to our companies SkyPharm and Decahedron of the Authorization for Wholesale Distribution of Medicinal Products for human use. In order for this Authorization to be granted the companies need to always comply with certain Good Distribution Practices (“GDP”) that mainly assure the proper storage, handling, distribution and trade of the pharmaceutical products.

As of July 22, 2015, the Hellenic Ministry of Health and more specifically the National Organization for Medicines granted to SkyPharm a license for the wholesale of pharmaceutical products for human use. The license is valid for a period of five years and pursuant to the EU directive of (2013/C343/02). SkyPharm is subject to the Guidelines of the Good Distribution Practices of the European Union (the “Good Distribution Practices”) for the sale and distribution of medical products for human use. The Company submitted its application for renewal one month before the license expiration to the Hellenic Republic National Organization, but according to the EMA (eudragmdp.ema.europa.eu/inspections/view/wda/WDAHomePage.xhtml): “Due to the restrictions caused by COVID-19, the period of validity of MIA’s, WDA’s, GMP and GDP certificates is automatically extended until the end of 2021. On-site inspections will resume as soon as there is a consensus that the period of the public health crisis has passed. The clarifying remark section of individual MIA’s, WDA’s, GMP and GDP certificates will indicate any exceptions. Competent authorities reserve the right to inspect a manufacturing site should the need arise.” The Company is now focused on its own proprietary nutraceuticals line SPL and therefore is not subject to the Guidelines of the Good Distribution Practice of Medicinal Products for Human Use. The Company has not submitted any renewal of the license and any potential needs for such services can be provided by the other subsidiaries which are subject to the Guidelines of the Good Distribution Practice of Medicinal Products for Human Use and their licenses are valid.

Decahedron received its Wholesale Distribution Authorization for human use on February 5, 2021, from the UK Medicines and Healthcare Products Regulatory Agency (“MHRA”) in accordance with Regulation 18 of the Human Medicines Regulations 2012 (SI 2012/1916) and it is subject to the provisions of those Regulations and the Medicines Act 1971. This License will continue to remain in force from the date of issue by the Licensing Authority unless cancelled, suspended, revoked or varied as to the period of its validity or relinquished by the authorization holder.

Cosmofarm received its Wholesale Distribution Authorization for human use on February 15, 2019, from the National Organization for Medicines. The license is valid for a period of five years and pursuant to the EU directive of (2013/C343/01). Also, Cosmofarm was granted with GDP certificate on November 11, 2019.

Our subsidiaries are ISO 9001 certified for a management system for the trade and distribution of pharmaceuticals. As part of the certification process by the International Organization for Standardization, we need to be compliant with the General Data Protection Regulation (“GDPR”) adopted by the European Union in May 2018. GDPR applies to the processing of personal data of persons in the EU by a controller or processor.

Research and Development Expenditures

The Company entered into a Research & Development agreement with Doc Pharma S.A. on May 17, 2021. Under this agreement, Doc Pharma will be responsible for the research, development, design, registration, copy rights and licenses of 250 nutritional supplements for the final products called Sky Premium Life®.

Distribution & Trade Agreements

On July 1st, 2021 the Company’s subsidiary SkyPharm SA, entered into an exclusive distribution agreement with a company based in Germany the “Distributor A”, whereas SkyPharm appointed the Distributor A to be the responsible Partner for the distribution, promotion, trade marketing, logistics and sale of the nutraceuticals manufactured and supplied by SkyPharm (Sky Premium Life®), in the territories of Austria & Germany. The Distributor A places purchase orders with SkyPharm at the company’s address and the purchase order is necessary to initiate any shipment.

On July 7th, 2021 SkyPharm SA signed a trade agreement with a company specializing in e-commerce mall advice and operation, henceforward referred as “Distributor B”. Based on the agreement, SkyPharm will sell its own branded products Sky Premium Life ® to final consumers through the e-commerce store opened by Distributor B on Tmall International MALL and Distributor B will provide platform operation services to SkyPharm. The services provided by Distributor B will include mall construction, mall operation and network promotion, along with collection, settlement, customer service, logistics and distribution.

On November 25, 2021 SkyPharm SA signed a trade agreement with a wholesaler which operates in the storage, distribution, trading & promotion of pharmaceutical products) henceforward referred as “Distributor C”. Based on the agreement Distributor C is appointed as the exclusive representative for the promotion & distribution of our proprietary nutraceutical products Sky Premium Life®, in Greece.

During July 2021, the Company’s subsidiary Decahedron Ltd, created a distribution page on Amazon UK, through which it sells, advertises and promotes our own proprietary branded nutraceutical product line “Sky Premium Life®, directly to final consumers.

International Cannabis Corp. (f/k/a Kaneh Bosm Biotechnology Inc.) - Cannabis

Distribution and Equity Agreement

On March 19, 2018, the Company entered into a Distribution and Equity Acquisition Agreement (the “Distribution and Equity Acquisition Agreement”) with Marathon Global Inc. (“Marathon”), a company incorporated in the Province of Ontario, Canada. Marathon was formed to be a global supplier of Cannabis, cannabidiol (“CBD”) and/or any Cannabis Extract products, extracts, ancillaries and derivatives (collectively, the “Products”). The Company was appointed the exclusive distributor of the Products initially throughout Europe and on a non-exclusive basis wherever else lawfully permitted. The Company has no present intention to distribute any Products under this Agreement in the United States or otherwise participate in cannabis operations in the United States. The Company intends to await further clarification from the U.S. Government on cannabis regulation prior to determining whether to enter the domestic market.

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

Employees

As of December 31, 2021, we had 95 full-time employees in total, of which 16 engaged in sales department, 3 in procurement department, 2 in marketing department, 21 in warehouse services, 15 in logistics/transportation works, 3 in quality assurance, 7 in finance & accounting department, 4 in management, 3 in cleaning, 5 in administration, 10 in call center, 4 in B2B e-shop and 2 in IT department. Our employees are not members of any unions. We consider our relations with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.

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

Available Information

Our internet address is http://www.cosmoshold.com. We post links on our website to the following filings as soon as reasonably practicable after they are electronically filed or furnished to the SEC: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendment to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available through our website free of charge. The information on our Internet website is not incorporated by reference into this Form 10-K or our other securities filings and is not a part of such filings.

Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330 or 1-202-551-8090. You can also access our filings through the SEC’s internet address site: www.sec.gov, under our OTCQX ticker COSM.

Item 1A. Risk Factors

The Company is not required to provide the information called for in this item due to its status as a Smaller Reporting Company, however we describe below some of the risks we believe are material to our business. You should carefully consider the following risks in evaluating us and our business. You should also refer to the other information set forth in this report, including the information set forth in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our consolidated financial statements and the related notes. Our business prospects, financial condition or results of operations could be adversely affected by any of the following risks.

Regulatory and Litigation Risks

Laws and regulations regarding our business may prohibit or restrict our ability to sell our products in some markets or require us to make changes to our business model in some markets. Our products, business practices and manufacturing activities are subject to extensive government regulations and could be subject to additional laws and regulations.

Taxation and transfer pricing could adversely affect our results of operations and financial condition

We are subject to foreign tax and intercompany pricing laws, including those relating to the flow of funds between our U.S. parent company and our foreign subsidiaries. These pricing laws are designed to ensure that appropriate levels of income and expense are reported by our U.S. and foreign entities, and that they are taxed appropriately. Regulators in the United States and in foreign markets closely monitor our corporate structures, intercompany transactions, and how we effectuate intercompany fund transfers. Our effective tax rate could increase, and our results of operations and financial condition could be materially adversely affected if regulators challenge our corporate structures, transfer pricing methodologies or intercompany transfers. We are eligible to receive foreign tax credits in the United States for certain foreign taxes actually paid abroad. In the event any audits or assessments are concluded adversely to us, we may not be able to offset the consolidated effect of foreign income tax assessments through the use of U.S. foreign tax credits. Because the laws and regulations governing U.S. foreign tax credits are complex and subject to periodic legislative amendment, we may not be able to take advantage of any foreign tax credits in the future. In addition, changes in the amount of our total and foreign source taxable income may also limit our ability to take advantage of foreign tax credits in the future. The various customs, exchange control and transfer pricing laws are continually changing, and are subject to the interpretation of governmental agencies. We collect and remit value-added taxes and sales taxes in jurisdictions and states in which we have determined that nexus exists. Despite our efforts to be aware of and to comply with such laws and changes to the interpretations thereof, we may not be able to continue to operate in compliance with such laws. We may need to adjust our operating procedures in response to these interpretational changes, and such changes could have a material adverse effect on our results of operations and financial condition.

Changes in consumers behavior

Consumer behavior in recent years shows an increasing trend in the Health-Medicines sector, especially during the period of health crisis. It is observed that shopping habits and consumer behavior in general have changed in the midst of the coronavirus pandemic. The ongoing coronavirus pandemic and the responses thereto around the world could adversely impact our business and operating results. Consumers have turned to basic necessities and digital channels and e-commerce while physical networks are underperforming.

Management of further developments

In recent years, the Company has been increasing its turnover, while expanding its range of products and its own branded nutraceutical products, has acquired the latest technology drug storage systems to ensure quality and accuracy (zero error rates) in their distribution. The further increase of the Company's operations may lead, among other things, to increased capital needs, new investments in equipment and information systems, and requirements for capacity building. Failure to raise new capital will have a significant impact on the non-implementation of the required investments necessary to increase sales. Under these conditions, the growth of the Company's activity, its financial results and its financial situation will be negatively affected.

Currency exchange rate fluctuations could adversely affect our results of operation and financial condition

In 2021, we recognized 100% percent of our net sales in markets outside the United States, the majority of which were recognized in each market’s respective local currency. We purchase inventory from companies in foreign markets, some of them in U.S. dollars. In preparing our financial statements, we translate net sales and expenses in foreign countries from their local currencies into U.S. dollars using average exchange rates. Because our sales are in foreign countries, exchange rate fluctuations may have a significant effect on net sales and earnings. Our reported earnings have been significantly affected by fluctuations in currency exchange rates, with net sales and earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar.

Geopolitical issues, conflicts and other global events could adversely affect our results of operations and financial condition

Because our business is conducted outside of the United States, it is subject to global political issues and conflicts such as the current war in the Ukraine. Such political issues and conflicts could have a material adverse effect on our results of operations and financial condition if they escalate in areas in which we do business. In addition, changes in and adverse actions by governments in foreign markets in which we do business could have a material adverse effect on our results of operations and financial condition.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company rents four corporate offices:

•

U.S. Office corporate office is located at 141 W. Jackson Blvd, Suite 4236, Chicago, Illinois 60604. The first rent lease commenced in 2015 and has been amended throughout the years several times. The last amendment to that lease was on June 01, 2021 through May 31, 2022. The monthly rate from June 01, 2021 through May 31, 2022 was $817.50 per month.

•

The Greece office of SkyPharm is located at 5, Agiou Georgiou Street, 57001, Pylaia, Thessaloniki, Greece. The Company has renewed the lease for a three-year period which commenced on September 1, 2020 at the rate of €7,040 (approximately $8,328) per month.

•

The offices of Decahedron are located at Unit 11 Spice Green Centre, Flex Meadow, Harlow, CM19, 5TR, Essex, U.K. for which we pay approximately ₤1,908 ($2,626) per month, under a ten-year a lease dated September 25, 2020, which expires on September 24, 2030. The Company leased one more property for ten-years, located at Unit 14 Spice Green Centre, Flex Meadow, Harlow, CM19 5TR, Essex, U.K. The commencement of the lease was on September 25, 2020 at the rate of ₤3,500 ($4,817) per month.

•

As of March 31, 2019, the offices of Cosmofarm were located at Gonata Stylianou 15, Peristeri, Attiki, Greece 12133. The Company has a ten-year lease which commenced on July 18, 2018, at the rate of €3,333 ($3,809), subject to a grace period until September 30, 2018. The Company rents additional square footage at Missonos 15-17, Neos Kosmos, Athens, Attiki, Greece, 11743. The Company had a three-year lease which commenced on May 1, 2017, at a rate of €400 ($457) per month and it is renewed on an annual basis.

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted through various over-the-counter systems at various times since 2009. Our common stock became listed on the Nasdaq Capital Market on February 28, 2022 under the symbol “COSM.” Our common stock was previously quoted on the OTC QX.

Holders of Our Common Stock

As of December 31, 2021, we had 17,544,509 shares of our common stock issued and 17,157,085 shares outstanding, held by approximately 184 stockholders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of various broker-dealers and registered clearing agencies.

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

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. While our common stock is currently listed on the Nasdaq Capital Market and not subject to the penny stock rules, should we not be able to maintain our listing on Nasdaq, the penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

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

Overview

Summary

We are an international pharmaceutical company with a proprietary line of nutraceuticals and distributor of branded and generic pharmaceuticals, nutraceuticals, OTC medications and medical devices. The Company uses a differentiated operating model based on a lean, nimble and decentralized structure, with an emphasis on acquisitions of established companies and our ability to maintain better pharmaceutical assets than others. This operating model and the execution of our corporate strategy are designed to enable the Company to achieve sustainable growth and create added value for our shareholders. In particular, we look to enhance our pharmaceutical and over-the-counter product lines by acquiring or licensing rights to additional products and regularly evaluate selective company acquisition opportunities. The Company, through its subsidiaries, is operating within the pharmaceutical industry and in order to compete successfully in the healthcare industry, must demonstrate that its products offer medical benefits as well as cost advantages. Currently, most of the products that the Company is trading, compete with other products already on the market in the same therapeutic category, and are subject to potential competition from new products that competitors may introduce in the future.

We continue to rapidly expand our distribution network worldwide and open new markets for our proprietary line of branded pharmaceuticals, nutraceuticals, and nutraceuticals through our distribution channels and e-commerce market place. We use our extensive network with direct access to Europe’s primary sales channels for pharmaceuticals and nutraceuticals, which includes over 160 pharmaceutical wholesale distributors in Europe’s largest markets, over 40,000 pharmacies in Europe and 1,500 pharmacies in Greece. We achieve stable supply of pharmaceuticals from Doc Pharma which enhances our ability to scale our expansion. We receive full priority in the production of nutraceuticals and volumes. Our full production in Greece ensures a decisive production-cost advantage whilst we secure additional discounts by leveraging our purchasing scale.

Our focus on investing in technology enhances yield cost savings and economies of scale the safety, distribution and warehousing efficiency and reliability, as a result of 0% error selection rate and acceleration order fulfillment.

Revenue sources

The Company operates in the wholesale distribution of branded pharmaceutical products, over the counter (“OTC”) products, medical devices, vitamins and a variety of nutraceuticals, including its proprietary label.

Import/Export of Branded pharmaceuticals

We conduct wholesale import and export of branded pharmaceutical products throughout Europe by our subsidiaries. We source licensed pharmaceuticals from wholesalers at a lower cost, primarily in Greece and the U.K. and sell to other European wholesalers. Our capital efficient business model is based on infrastructure, efficiency and scale.

Full-line Wholesale

We conduct direct distribution and sales of pharmaceuticals, medical devices, branded pharmaceuticals and OTC products. Our distribution network exceeds over 1,500 pharmacies in Greece. We have created an upgraded and high-end distribution center in Greece due to our Robotic systems and integrated automations (“ROWA” robotics).

Nutraceutical

We have created and developed our own proprietary branded nutraceutical products, named “Sky Premium Life®” which was launched in 2018. We have a full portfolio of fast moving and specialty formulas with at least 75 product codes including vitamins, minerals and other herbal extracts. We expect to reach the number of 150 product codes by the end of 2022. Our nutraceutical products are manufactured exclusively by Doc Pharma, a related party of the Company. Our nutraceutical products have penetrated several markets within 2021 through digital channels such as Amazon and Tmall.

We focus on nutraceutical products because we foresee it as a relatively under-penetrated market throughout Europe with potential of high growth opportunities due to its large market size and margin contribution as the demand for nutraceutical products is increasing globally.

Branded pharmaceuticals

We are engaged in the promotion, distribution and sale of branded pharmaceutical products throughout Europe. Through a related company, we have the distribution rights to over 70 fast-moving pharmaceutical products. There is a significant growth on opportunities through product additions and geographic expansion.

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

The Effects of COVID-19 on Our 2021 Operations

The World Health Organization (“WHO”) declared the coronavirus outbreak a pandemic on March 11, 2020. Since the outbreak in China in December 2019, COVID-19 has expanded its impact to Europe, where all of our operations reside as well as our employees, suppliers and customers. To date, our operations have been affected by the following adverse risks:

Adverse Risks

•	Drug shortages due to ban of exports

•	Problems/restrictions in supply chain

•	Logistics delays

•	Restrictions on employees’ ability to work

•	Liquidity issues (AR/AP) – payment delays

•	National or EU long lasting recession

Subsequent to year-end, management has identified opportunities as listed below, that could balance, at least in part, the adverse effects of COVID-19 during the fiscal year-end 2021. However, there can be no assurance that this will occur.

Opportunities

•	Sales increase of OTC products branded

•	Sales increase of Vitamins (Vitamin D3, Vitamin C, multivitamins)

•	Sales increase of antibacterial products and medicine masks

•	Obtain exclusive distribution rights for detection test kits for COVID-19

•	Governmental financing incentives related to liquidity

Management’s Expectations

Management believes that there could be a positive long-term outcome from COVID-19, which could result in an increase in sales of OTC branded products, nutraceuticals, antibacterial products, gloves, oximeters, thermometers and medical masks. However, there is no guarantee of such results. Therefore, we will increase R&D as we are aiming to innovate and create new products in order to help combat against COVID-19. We have adapted our strategy in response to COVID-19 and will continue to do so, since we are expecting the impact of COVID-19 to continue for the next 12 months.

What Effect Will COVID-19 Have on the Company’s Disclosure Controls

Management does not believe COVID-19 will have a significant effect on our disclosure controls as there have been no changes to date. Our operations have continued at a normal pace, at least 95% of our staff continue to work on site and those staff who are working remotely have no impact on our disclosure controls.

Results of Operations

Year ended December 31, 2021 versus December 31, 2020

For the year ended December 31, 2021, the Company had a net loss of $7,961,649 on revenue of $56,239,667, versus net income of $820,786 on revenue of $55,406,337, for the year ended December 31, 2020.

Revenue

Revenue during the Company’s twelve-month period ended December 31, 2021, increased by 1.5% as compared to revenues in the period ended December 31, 2020.

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

Cost of Goods Sold

For the twelve months ended December 31, 2021, we had direct costs of goods sold of $47,909,180 associated to cost of goods sold versus $47,345,957 from the prior fiscal year ended December 31, 2020. Cost of goods sold year over year increased by 1.19% in 2021 as compared to 2020, in proportion to the increase in revenue.

Gross Profit

Gross profit for the year ended December 31, 2021 was $8,330,487 compared with the $8,060,380 for the year ended December 31, 2020. Gross profit increased by $270,107 or 3.35% from the prior fiscal year. The increase in the gross profit was primarily due to the increase sales of our own brand of nutraceuticals; SkyPremium Life.

Operating Expenses

For the year ended December 31, 2021, we had general and administrative costs of $9,208,701, salaries and wages expenses of $2,472,953 sales and marketing expenses of $732,545 and depreciation and amortization expense of $449,692 for a net operating loss of $4,533,404. For the year ended December 31, 2020, we had general and administrative costs of $2,102,869, salaries and wages of $2,082,453, sales and marketing expenses of $763,170 and depreciation and amortization expense of $397,595 for a net operating profit of $2,714,293.

The approximate 140.62% increase in operating expenses in the year ended December 31, 2021, versus the prior year ended, is mainly attributable to the share-based compensation of $5.9 million and provisions for doubtful accounts of $1,087,339.

Interest Expenses

For the year ended December 31, 2021, we had interest expense of $2,823,842 and non-cash interest expenses of $757,021 related to the fair value of extinguishment of debt and the amortization of debt discount, versus the year ending December 31, 2020, where we had interest expense of $2,761,004 and non-cash interest expenses of $34,106 related to the fair value of warrants for services, extinguishment of debt and the amortization of debt discount.

Unrealized Foreign Currency Losses

Additionally, we had an unrealized foreign currency translation loss of $1,006,517 for the year ended December 31, 2021, such that our net comprehensive loss for the period was $16,601,199 versus unrealized foreign currency income of $871,235 such that our net comprehensive income for the period was $1,692,021 for the twelve months ended December 31, 2020. The increase relates to the significant transactions within the intercompany entities and the volatility/fluctuation from the prior year of the Euro to USD exchange.

Going Concern

The Company’s consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had net loss of $7,961,649, and net cash used in operations of $7,097,174 during the year ended December 31, 2021; and working capital of $10,950,492 and an accumulated deficit of $34,345,506 as of December 31, 2021. During the fiscal year, the Company has undergone a strategic review process to help find a definitive solution to the Company’s accumulated deficit constraints. Options under consideration in the strategic review process include, but are not limited to, securing new debt, exchange debt for equity, restructuring current debt facilities from short term into long-term making the proper actions for new fund raising. The Company has adequate cash from operations in order to cover its operating costs and to continue as a going concern for the next 12 months due to the COVID-19 pandemic.

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

Liquidity and Capital Resources

As of December 31, 2021, the Company had working capital of $10,950,492 versus a working capital of $6,482,739 as of December 31, 2020. This increase in the working capital surplus is primarily attributed to the Company’s operating profit in the year ending as of December 31, 2021.

As of December 31, 2021, the Company had net cash of $286,487 versus $628,395 as of December 31, 2020. For the year ended December 31, 2021, net cash used in operating activities was $7,097,174 versus $11,501,718 net cash used in operating activities for the year ended December 31, 2020. The Company has devoted substantially all of its cash resources to apply its investment program to expand through organic business growth and, where appropriate, the execution on selective company and license acquisitions, and incurred significant general and administrative expenses to enable it to finance and grow its business and operations.

During the year ended December 31, 2021, there was $826,817 net cash used in investing activities versus $117,744 used in during the year ended December 31, 2020. In the year ending December 31, 2021 this was due to the purchase of fixed assets and licenses. In the year ending December 31, 2020, this was due to the purchase of fixed assets.

During the year ended December 31, 2021, there was $7,267,777 of net cash and cash equivalents provided by financing activities versus $12,460,541 provided by financing activities during the year ended December 31, 2020.

We believe that our current cash in our bank account and working capital as of December 31, 2021 will satisfy our estimated operating cash requirements for the next twelve months. However, the Company will require additional financing in fiscal year 2022 in order to continue at its expected level of operations and potential acquisitions. If the Company is unable to raise additional funds in the future on acceptable terms, or at all, it may be forced to curtail its development activities.

We anticipate using cash in our bank account as of December 31, 2021, cash generated from the operations of the Company and its operating subsidiaries and from debt or equity financing, or from loans from management, to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obligated to provide these or any other funds.

Debt Obligations

January 7, 2021 Convertible Promissory Note

On January 7, 2021 (the “Issue Date”), the Company entered into a subscription agreement with an unaffiliated third party, whereby the Company issued for a purchase price of $100,000 in principal amount, a convertible promissory note. The note bears an interest rate of 8% per annum. The outstanding balance as of December 31, 2021 was $100,000.

July 30, 2021 Debt Agreement

On July 30, 2021, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($578,850). The note matures on August 5, 2026 and bears an annual interest rate that applies to 60% of the principal of the note that is based on a 365-day year, of 5.84% plus 3-month Euribor when Euribor is positive. As of December 31, 2021, the Company has accrued interest of $3,100 and a principal balance of €500,000 ($565,900), of which $477,637 is classified as Notes payable – long term portion on the consolidated balance sheet.

September 17, 2021 Convertible Promissory Note

On September 17, 2021 (the “Issue Date”), the Company entered into a convertible promissory note and securities purchase agreement with an unaffiliated third party for a purchase price of $525,000 in principal amount for cash proceeds of $500,000. The note was issued with an original issue discount (“OID”) of $25,000, bears an interest rate of 10%. The outstanding balance as of December 31, 2021 was $525,000.

January 27, 2020 Senior Promissory Note

During 2019 and 2020 the Company executed various Senior Promissory Notes payable to an unaffiliated third-party lender in an aggregate total of $3,010,000 with annual interest rates of 15% and 5%. On February 5, 2021, the Company converted the entire outstanding balance into shares of the Company’s common stock.

May 18, 2020 Senior Promissory Note

On May 18, 2020, the Company executed a Senior Promissory Note (the “May 18 Note”) in the principal amount of $2,000,000 payable to an unaffiliated third-party lender. The May 18 Note bears interest at the rate of eighteen (18%) percent per annum, paid quarterly in arrears. The May 18 Note matured on December 31, 2020. On February 23, 2022, the Company entered into an allonge with the lender extending the maturity date to June 30, 2023. The outstanding balance of the Note as of December 31, 2021 was $2,000,000.

June 30, 2020 Note

On June 30, 2020, SkyPharm entered into a settlement agreement on an existing loan facility agreement with a third-party lender, whereby SkyPharm agreed to make certain payments to the creditor and the creditor will accept such payments as full discharge of outstanding debt. In accordance with the settlement agreement, interest will accrue from June 30, 2020, until repayment in full at a rate of 6% per annum for the first year and 5.25% per annum for the second year.

On August 4, 2021, the Company entered into an exchange agreement whereby the Company agreed to the following:

- Issue on August 4, 2021, 321,300 shares of common stock to settle $1,606,500 (€1,350,000) of debt. The Company recorded a gain on settlement of $292,383 upon the issuance of the 321,300 shares.

- Agreed to issue no more than 238,000 shares of common stock upon approval of the listing of the Company’s common stock to Nasdaq to settle $1,190,000 (€1,000,000) of debt. The Company issued these shares subsequent to December 31, 2021.

As of December 31, 2021, the Company has accrued interest expense of $4,414 and the principal balance of the debt is $1,299,784, which is classified as notes payable on the consolidated balance sheet

July 3, 2020 Senior Promissory Note

On July 3, 2020, the Company executed a Senior Promissory Note (the “July 3 Note”) in the principal amount of $5,000,000 payable to an unaffiliated third-party lender. The July 3 Note bears interest at the rate of eighteen (18%) percent per annum, paid quarterly in arrears. The July 3 Note matures on June 30, 2022 unless in default. On February 23, 2022, the Company entered into an allonge with the lender extending the maturity date to June 30, 2023. The outstanding balance of the Note as of December 31, 2021 was $5,000,000.

August 4, 2020 Senior Promissory Note

On August 4, 2020, the Company executed a Senior Promissory Note (the “August 4 Note”) in the principal amount of $3,000,000 payable to an unaffiliated third-party lender. The August 4 Note bears interest at the rate of eighteen (18%) percent per annum, paid quarterly in arrears. The August 4 Note matured on December 31, 2020. On February 23, 2022, the Company entered into an allonge with the lender extending the maturity date to June 30, 2023.

On October 29, 2020, the Company entered into a debt exchange agreement with the lender whereby the Company issued 259,741 shares of common stock at the rate of $3.85 per share in exchange for an aggregate of $1,000,000 principal amount of the existing loan. The outstanding balance of the Note as of December 31, 2021 was $2,000,000.

November 19, 2020 Debt Agreement

On November 19, 2020, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($611,500). The note matures on November 18, 2025 and bears an annual interest rate, based on a 360-day year, of 3.3% plus .6% plus 6-month Euribor when Euribor is positive. During the year ended December 31, 2021, the Company repaid €55,556 ($62,878) of the principal and as of December 31, 2021, the Company has accrued interest of $5,642 related to this note and a principal balance of €444,444 ($503,022), of which $377,270 is classified as Notes payable – long term portion on the consolidated balance sheet.

December 21, 2020 Convertible Promissory Note

On December 21, 2020 the Company entered into a convertible promissory note with a third-party lender. The Company issued the $540,000 Note in exchange for $500,000 in cash and included a $40,000 Original Issue Discount (“OID”) and paid $3,000 in financing costs. The principal amount together with interest at the rate of 8% per annum, compounded annually (the “Interest Rate”), will be paid to the Lenders on or before the Maturity Date (December 31, 2021). The Company has converted a total of $525,000 of the Note to shares of common stock and the outstanding balance as of December 31, 2021 was $15,000.

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

On March 23, 2020, the Company entered into a Forbearance and Amendment Agreement (the “Agreement”) with an institutional investor (the “Buyer”). The Company entered into a Securities Purchase Agreement (the “SPA”) with the Buyer on May 15, 2019, pursuant to which the Company issued the May 2019 Note in the principal amount of $1,500,000. The May 2019 Note was due on or before March 15, 2020 and was not paid (the “Existing Default”). The May 2019 Note provides that upon an Event of Default, the Buyer may, among other things, require the Company to redeem all or a portion of the May 2019 Note at a redemption premium of 120%, multiplied by the product of the conversion rate ($6.00 per share) and the then current market price.

On September 23, 2020, the Company entered into a Second Forbearance and Amendment Agreement (the “Agreement”) with the above-described Buyer. The Agreement provides that the Buyer will (a) forbear (i) from taking any action with respect to the Existing Default and (ii) from issuing any demand for redemption of the Note on the basis of the Existing Default until the earlier of: (1): June 16, 2021 (or, if earlier, such date when all amounts outstanding under the Note shall be paid in full or converted into shares of Common Stock in    accordance therewith) and (2) the time of any breach by the Company of the Agreement or the occurrence of an Event of Default that is not an Existing Default (the “Forbearance Expiration Date), (b) during the Forbearance Period (as defined) waive the prepayment premium to any Company Optional Redemption (which will result in the 120% redemption premium effectively replaced with 100%), and (c) during the Forbearance Period, waive the repayment in full of the Note other than the Required Payments (as defined) prior to June 16, 2021. The Scheduled Required Prepayments are $63,000 upon signing the Agreement and eight (8) monthly payments thereafter aggregating $480,000 with the remaining $607,000 outstanding under the Note due on June 16, 2021.

On June 18, 2021, the Company modified the terms of its outstanding debt by entering into a Third Forbearance Agreement (the “Third Agreement”) whereby the Company agreed to make certain payments to the creditor and the creditor will accept such payments as full discharge of the outstanding debt. The Agreement provides that the Buyer will (a) forbear (i) from taking any action with respect to the Existing Default and (ii) from issuing any demand for redemption of the Note on the basis of the Existing Default until the earlier of: (1): November 16, 2021 (or, if earlier, such date when all amounts outstanding under the Note shall be paid in full or converted into shares of Common Stock in accordance therewith) and (2) the time of any breach by the Company of the Agreement or the occurrence of an Event of Default that is not an Existing Default (the “Forbearance Expiration Date), (b) during the Forbearance Period (as defined) waive the prepayment premium to any Company Optional Redemption (which will result in the 120% redemption premium effectively replaced with 100%), and (c) during the Forbearance Period, waive the repayment in full of the May 2019 Note other than the Required Payments (as defined) prior to November 16, 2021. The Scheduled Required Prepayments are $62,000 upon the first scheduled required prepayment and five (5) payments thereafter aggregating $287,000 with the remainder outstanding under the Note due on November 16, 2021.

The May 2019 Note was fully repaid on November 16, 2021.

Trade Facility Agreements

On May 12, 2017, SkyPharm entered into a Trade Finance Facility Agreement (the “SkyPharm Facility”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”) as amended on November 16, 2017, and May 16, 2018.

On October 17, 2018, the Company entered into a further amended agreement with Synthesis whereby the current balance on the TFF as of October 1, 2018, which was €4,866,910 ($5,629,555) and related accrued interest of €453,094 ($524,094) would be split into two principal balances of Euro €2,000,000 and USD $4,000,000. Interest on the new balances commenced on October 1, 2018, at 6% per annum plus one-month Euribor, when it is positive, on the Euro balance and 6% per annum plus one-month Libor on the USD balance. The original loan of the USD $4,000,000 matured on August 31, 2021.

On March 3rd 2022, the Company signed an extension to the facility agreement relating to the USD $4,000,000. Based on the updated repayment terms the facility’s final repayment date was extended to January 2023.

During the year ended December 31, 2021, the Company repaid $56,508 of the €2,000,000 balance such that as of December 31, 2021, the Company had principal balances of €1,950,000 ($2,207,010) and $4,000,000 under the agreements, of which $2,450,000 is classified as notes payable-long term on the consolidated balance sheet and the Company had accrued $10,466 and $104,220 respectively, in interest expense related to these agreements.

COVID-19 Government Loans

On May 12, 2020, the Company’s subsidiary, SkyPharm, was granted and on May 22, 2020 the Company received a €300,000 ($366,900) loan from the Greek government. During the year ended December 31, 2021, the Company received a waiver of 50% forgiveness of the loan and recorded $177,450 as other income. As of December 31, 2021 the principal balance was $169,770.

On June 24, 2020, the Company received a loan £50,000 ($68,310) from the United Kingdom government. The loan has a six-year maturity and bears interest at a rate of 2.5% per annum beginning 12-months after the initial disbursement. The Company may prepay this loan without penalty at any time. The Company repaid £2,335 ($3,152) of principal during the year ended December 31, 2021, and the balance as of December 31, 2021 was £47,665 ($64,347).

Related Party Indebtedness

Grigorios Siokas

From time to time, Grigorios Siokas loans the Company funds in the form of non-interest bearing, no-term loans.

During the twelve-month period ended December 31, 2021 the Company borrowed additional proceeds of $4,061,215, €1,803,000 ($2,040,635) and €230,000 ($275,306) and repaid and repaid €118,000 ($133,552) of these loans. Included in the $4,061,215 is a convertible promissory note issued to Mr. Siokas on July 20, 2021, for $2,000,000 in exchange for $2,000,000 in cash proceeds (the “July 20 Note”). During the year ending December 31, 2021, the Company converted $2,250,000 of the July 20 Note at a conversion price of $6.00 and issued 375,000 shares of common stock. As of December 31, 2021, the Company had an outstanding balance under these notes and loans of $1,293,472. Of the $1,293,472 outstanding balance, $0 is convertible in accordance with the July 20 Note.

Debt exchanges with Grigorios Siokas

On May 10, 2021, the Company entered into a Debt Exchange agreement (“May Debt Exchange”) related to a lawsuit from on or about July 25, 2019, whereby Mark Rubenstein, individually and as a shareholder of the Company, brought the action styled Rubenstein v. Siokas, et al., Case No. 1:19-cv-06976-KPF (S.D.N.Y.) against Grigorios Siokas for recovery of alleged profits earned under Section 16(b) of the Securities Exchange Act of 1934. Although recovery was sought only from Mr. Siokas, the Company was also named as a nominal defendant. Both the Company and Mr. Siokas vigorously defended the lawsuit. On or about September, 18, 2020, in an effort to avoid the uncertainty of litigation and further legal expense, Mr. Siokas agreed to settle the lawsuit by agreeing to reimburse the Company a total of $600,000, payable as a combination of: (1) Mr. Siokas reimbursing the Company for Plaintiff’s attorneys’ fees, in an amount subsequently determined by the Court to be $120,000 plus $4,137 of litigation costs to be paid in cash, and (2) Mr. Siokas relieving the Company of certain debt owed to him. Mr. Siokas and the Company strongly opposed Plaintiff’s motion for attorneys’ fees. Pursuant to the terms of the May Debt Exchange the Company forgave $600,000 of the existing loan payable and recorded the forgiveness to additional paid in capital.

On June 23, 2021, the Company entered into a Debt Exchange Agreement (the “June Debt Exchange Agreement”) to exchange various loans with Greg Siokas (See Note 8), in the aggregate principal amount of $3,000,000 (the “Debt”). The Company agreed to issue Mr. Siokas shares of common stock of the Company at an exchange rate of $6.00 per share (the “Exchange Shares”) in exchange for the principal amount of Debt of $3,000,000 or 500,000 shares of common stock. On June 23, 2021, the fair value of the Company’s shares of common stock was $5.00 per share

On July 13, 2021, the Company entered into a Debt Exchange Agreement (the “July 13 Agreement”) with Grigorios Siokas, the Company’s Chief Executive Officer. The July 13 Agreement provided for the issuance by the Company of 166,667 shares of common stock, at the rate of $6.00 per share, or an aggregate of $1,000,000, in exchange for $1,000,000 of existing loans by Mr. Siokas to the Company. On July 13, 2021, the fair value of the Company’s shares of common stock was $4.03 per share

On July 19, 2021, the Company entered into a Debt Exchange Agreement (the “July 19 Agreement”) with Grigorios Siokas, the Company’s Chief Executive Officer. The July 19 Agreement provided for the issuance by the Company of 208,333 shares of common stock, at the rate of $6.00 per share, or an aggregate of $1,250,000, in exchange for $1,250,000 of existing loans by Mr. Siokas to the Company. On July 19, 2021, the fair value of the Company’s shares of common stock was $4.30 per share.

On December 8, 2021, the Company entered into a Debt Exchange Agreement (the “December 8 Agreement”) with the Company’s Chief Executive Officer. The December 8 Agreement provided for the issuance by the Company of 125,000 shares of common stock, at the rate of $6.00 per share, or an aggregate of $750,000, in exchange for $750,000 of existing loans by Mr. Siokas to the Company. On December 8, 2021, the fair value of the Company’s shares of common stock was $3.44 per share.

December 20, 2018 Note

On December 20, 2018, the €1,500,000 ($1,718,400) note payable, originally borrowed by SkyPharm pursuant to a Loan Agreement with a third-party lender, dated March 16, 2018, was transferred to Grigorios Siokas. The note bears an interest rate of 4.7% per annum and had a maturity date of March 18, 2019. As of December 31, 2021, the Company had an outstanding balance of €400,000 ($452,720) and accrued interest of €177,313 ($200,683).

Grigorios Siokas is the Company’s CEO and principal shareholder and is hence considered a related party to the Company.

Dimitrios Goulielmos

On November 21, 2014, SkyPharm entered into a Loan Agreement with Dimitrios Goulielmos, former Chief Executive Officer, and a current director of the Company, pursuant to which the Company borrowed €330,000 ($401,115) from Mr. Goulielmos. The Loan bore an interest rate of 2% per annum and was due and payable in full on May 11, 2015. As of December 31, 2021, the Company had an outstanding principal balance of €10,200 ($11,544) and €0 ($0) accrued interest.

Plan of Operation in the Next Twelve Months

Specifically, our plan of operations for the next 12 months is as follows:

We assess the foreseeable development of the Company as being positive. Over the medium term we expect to further expand our market shares. However, during the course of further organizational optimization there may be associated extraordinary additional costs.

Our plan for our own branded nutraceuticals is to enlarge our portfolio up to 150 SKUs by the end of 2022 including more basic line formulas to cover more customer needs of any age, advanced formulations, formulas based on herbs and further clinical studies with R&D for further products. Our plan for geographic expansion in distributing and market penetration in EU, Asia, USA, Canada is based on exclusive distributors, wholesalers, e-commerce, development of franchising model, alliances and acquisitions of nutraceutical companies.

In addition, our plan for branded pharmaceuticals is geographic expansion across the world, especially in EU and UK, as well as in third countries with fast registration and developed markets with liberalized OTC policies for online pharmacies and supermarkets. We also intend to enhance our exclusive distribution rights with a growing basis of cooperating partners whilst purchasing generics’, biosimilar drugs’ and OTC licenses. We also intend to enhance our product expectance by registered copyrights and trademarks in all OTC drugs. In addition, it remains committed to strategic research and development across each business unit with a particular focus on assets with inherently lower risk profiles and clearly defined governmental regulatory pathways.

Our plan for our full line wholesale is to expand in the Greek territory, enlarge our customer portfolio and integrate of established sales network of pharmacies through the use of B2B and B2C e-commerce platforms and exclusive distributors. We are also aiming in increasing the exports of branded pharmaceuticals as we focus on higher profit margins categories (OTC and VMS), deliver 3PL services to pharma companies, put in force loyalty programs, provide added value services to pharmacies and emergency deliveries to VIP customers. The Company will evaluate and, where appropriate, execute on opportunities to expand its network of pharmacies and products in areas that it believes will offer above average growth characteristics and attractive margins.

The Company is growing its business through organic growth, market penetration, geographic expansion and acquisitions which would add value to its business and its Shareholders. The Company is also committed to pursuing various forms of business development; this can include trading, alliances, joint ventures and dispositions. Moreover, it hopes to continue to build on its portfolio of pharmaceutical products and expand its OTC and nutraceutical product portfolio. Thus, the Company is developing a sound sales distribution network specializing in its own branded nutraceutical products.

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

The Company intends to spend the funds available to it in working capital, inventories, intangible assets, acquisitions, R&D, sales and marketing expenses. Due to the uncertain nature of the industry in which the Company will operate, projects may be frequently reviewed and reassessed. Accordingly, while it is currently intended by management that the available funds will be expended as set forth above, actual expenditures may in fact differ from these amounts and allocations.

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

Off Balance Sheet Arrangements

As of December 31, 2021, there were no off-balance sheet arrangements.

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

The Company is liable for income taxes in Greece and the United Kingdom of England. The corporate income tax rate in Greece is 22%, (tax losses are carried forward for five years effective January 1, 2013) (prior to 2013, losses were carried forward indefinitely) and 19% in the United Kingdom of England. Losses may also be subject to limitation under certain rules regarding change of ownership.

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

Recently Issued Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. The new guidance creates an exception to the general recognition and measurement principles of ASC 805, Business Combinations. The new guidance should be applied prospectively and is effective for all public business entities for fiscal years beginning after December 15, 2022 and include interim periods. The guidance is effective for all other entities for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects of the adoption of ASU No. 2021-08 on its consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04—Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU are effective for public and nonpublic entities for fiscal years beginning after December 15, 2021, and interim periods with fiscal years beginning after December 15, 2021. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effects of the adoption of ASU No. 2021-04 on its consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Cosmos Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cosmos Holdings, Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows, for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and cash used in operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Inventory Valuation — Refer to Note 1 to the Financial Statements

Critical Audit Matter Description

The Company computes inventory using the weighted average method and consists primarily of finished goods and packaging materials, i.e., packaged pharmaceutical products and the wrappers and containers they are sold in. The Company assesses inventory at each reporting date in order to assert that it valued at the lower-of-cost or net realizable value; and the estimation of excess, expired or obsolete inventory. Most of the Company’s inventory provisions are based on the Company’s inventory levels and forecasted demand as well as physical condition, expiration date and current market conditions. Most of the Company’s inventory items are eligible for return to suppliers when pre-agreed product requirements, including, but not limited to, physical condition and expiration date, are not met.

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

We have served as the Company’s auditor since 2019.

Armanino LLP
San Francisco, California

April 15, 2022

(PCAOB ID 00032)

COSMOS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$286,487	$628,395
Accounts receivable, net	26,858,114	23,440,650
Accounts receivable - related party	2,901,300	3,468,564
Marketable securities	6,696	222,792
Inventory	3,147,276	3,292,557
Loans receivable	377,590	-
Prepaid expenses and other current assets	2,992,459	5,148,441
Prepaid expenses and other current assets - related party	3,263,241	3,468,653
Operating lease right-of-use asset	834,468	833,763
Financing lease right-of-use asset	211,099	269,131

TOTAL CURRENT ASSETS	40,878,730	40,772,946

Property and equipment, net	1,880,659	1,757,213
Goodwill and intangible assets, net	493,160	230,506
Loans receivable - long term portion	4,410,689	-
Other assets	915,250	905,318
Deferred tax assets	850,774	178,430

TOTAL ASSETS	$49,429,262	$43,844,413

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12,126,626	$11,973,981
Accounts payable and accrued expenses - related party	599,125	1,733
Accrued interest	1,019,889	742,374
Lines of credit	4,743,557	4,573,815
Convertible notes payable, net of unamortized discount of $258,938 and $494,973, respectively	381,062	952,027
Derivative liability - convertible note	45,665	460,728
Notes payable	5,462,504	12,042,712
Notes payable - related party	464,264	501,675
Loans payable	1,000,000	-
Loans payable - related party	1,293,472	1,629,246
Taxes payable	1,324,722	760,446
Operating lease liability, current portion	138,450	200,204
Financing lease liability, current portion	73,078	89,926
Other current liabilities	1,255,824	361,340

TOTAL CURRENT LIABILITIES	29,928,238	34,290,207

Share settled debt obligation	1,554,590	1,554,590
Lines of credit - long-term portion	366,171	502,869
Notes payable - long term portion	12,356,384	10,771,882
Operating lease liability, net of current portion	696,015	590,538
Financing lease liability, net of current portion	148,401	188,172
Other liabilities	-	107,168
TOTAL LIABILITIES	45,049,799	48,005,426

Commitments and Contingencies (see Note 13)	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2021 and 2020	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 17,544,509 and 13,485,128 shares issued and 17,157,085 and 13,069,800 outstanding as of December 31, 2021 and 2020, respectively	17,544	13,484
Additional paid-in capital	39,675,753	14,333,285
Treasury stock, 387,424 and 415,328 shares as of December 31, 2021 and 2020, respectively	(816,707)	(611,854)
Accumulated deficit	(34,345,506)	(18,750,824)
Accumulated other comprehensive (loss) income	(151,621)	854,896

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	4,379,463	(4,161,013)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$49,429,262	$43,844,413

The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2021	2020

REVENUE	$56,239,667	$55,406,337

COST OF GOODS SOLD	47,909,180	47,345,957

GROSS PROFIT	8,330,487	8,060,380

OPERATING EXPENSES
General and administrative expenses	9,208,701	2,102,869
Salaries and wages	2,472,953	2,082,453
Sales and marketing expenses	732,545	763,170
Depreciation and amortization expense	449,692	397,595
TOTAL OPERATING EXPENSES	12,863,891	5,346,087

INCOME (LOSS) FROM OPERATIONS	(4,533,404)	2,714,293

OTHER INCOME (EXPENSE)
Other income (expense), net	(88,882)	4,571
Interest expense	(2,823,842)	(2,761,004)
Interest income	46,316	65,865
Non-cash interest expense	(757,021)	(34,106)
Gain (loss) on equity investments, net	2,541	(34,443)
Gain on extinguishment of debt	606,667	942,029
Change in fair value of derivative liability	193,513	(4,158)
Foreign currency transaction, net	(493,527)	305,274
TOTAL OTHER EXPENSE, NET	(3,314,235)	(1,515,972)

INCOME (LOSS) BEFORE INCOME TAXES	(7,847,639)	1,198,321

PROVISION FOR INCOME TAXES	(114,010)	(377,535)

NET INCOME (LOSS)	(7,961,649)	820,786

Deemed dividend on warrants	(7,633,033)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(15,594,682)	820,786

OTHER COMPREHENSIVE INCOME(LOSS)
Foreign currency translation adjustment, net	(1,006,517)	871,235

TOTAL COMPREHENSIVE INCOME (LOSS)	$(16,601,199)	$1,692,021

BASIC NET INCOME (LOSS) PER SHARE	$(0.95)	$0.06
DILUTED NET INCOME (LOSS) PER SHARE	$(0.95)	$0.06

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	16,423,335	13,270,097
Diluted	16,423,335	13,307,794

The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity
	No. of Shares	Amount	Capital	No. of Shares	Amount	Deficit	Income (Loss)	(Deficit)

Balance at January 1, 2020	13,225,387	$13,225	$13,525,749	(365,328)	$(411,854)	$(19,571,610)	$(16,339)	$(6,460,829)
Foreign currency translation adjustment, net	-	-	-	-	-	-	871,235	871,235
Conversion of note payable into shares of common stock	259,741	259	807,536	-	-	-	-	807,795
Purchase of treasury stock from third party	-	-	-	(50,000)	(200,000)	-	-	(200,000)
Net income	-	-	-	-	-	820,786	-	820,786
Balance at December 31, 2020	13,485,128	13,484	14,333,285	(415,328)	(611,854)	(18,750,824)	854,896	(4,161,013)
Foreign currency translation adjustment, net	-	-	-	-	-	-	(1,006,517)	(1,006,517)
Conversions of convertible note payable	213,382	214	958,811	-	-	-	-	959,025
Conversion of notes payable into shares of common stock	1,103,119	1,103	3,877,377	-	-	-	-	3,878,480
Conversion of related party debt	1,000,000	1,000	5,999,000	-	-	-	-	6,000,000
Beneficial conversion feature discount related to convertible notes payable	-	-	294,000	-	-	-	-	294,000
Forgiveness of related party debt	-	-	600,000	-	-	-	-	600,000
Restricted stock issued to a consultant	1,800,000	1,800	5,902,200	-	-	-	-	5,904,000
Sale of treasury stock to third party	-	-	249,350	65,000	650	-	-	250,000
Cancellation of treasury shares	(57,120)	(57)	(171,303)	57,120	171,360	-	-	-
Purchase of treasury stock from third party	-	-	-	(94,216)	(376,863)			(376,863)
Deemed dividend on warrants	-	-	7,633,033	-	-	(7,633,033)	-	-
Net loss	-	-	-	-	-	(7,961,649)	-	(7,961,649)
Balance at December 31, 2021	17,544,509	$17,544	$39,675,753	(387,424)	$(816,707)	$(34,345,506)	$(151,621)	$4,379,463

  The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,961,649)	$820,786
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and amortization expense	352,422	274,062
Amortization of right-of-use assets	97,270	123,533
Amortization of debt discounts and accretion of debt	757,021	34,105
Bad debt expense	1,087,339	96,237
Write-off of investment	211,047	-
Lease expense	260,663	188,400
Interest on finance leases	11,576	13,759
Stock-based compensation	5,904,000	-
Deferred income taxes	(714,108)	(178,430)
Gain on extinguishment of debt	(606,667)	(942,029)
Change in fair value of the derivative liability	(193,513)	4,158
(Gain) loss on change in fair value of equity investments	(2,541)	34,443
Changes in Assets and Liabilities:
Accounts receivable	(6,256,072)	(14,514,183)
Accounts receivable - related party	463,504	(1,299,818)
Inventory	(89,582)	393,154
Prepaid expenses and other current assets	(3,109,941)	(3,332,839)
Prepaid expenses and other current assets - related party	(55,657)	2,800,862
Loan receivable	(2,663,676)	-
Other assets	23,294	(131,700)
Accounts payable and accrued expenses	3,199,770	3,448,613
Accounts payable and accrued expenses - related party	624,349	(240,189)
Accrued interest	292,392	654,297
Lease liabilities	(231,900)	(217,210)
Taxes payable	622,047	584,507
Other current liabilities	1,005,685	(56,776)
Other liabilities	(124,247)	(59,460)
NET CASH USED IN OPERATING ACTIVITIES	(7,097,174)	(11,501,718)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from loan receivable	63,699	-
Purchase of property and equipment	(581,398)	(117,744)
Purchase of licenses	(309,118)	-
NET CASH USED IN INVESTING ACTIVITIES	(826,817)	(117,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of convertible note payable	(907,000)	(593,000)
Proceeds from convertible note payable	600,000	497,000
Payment of related party note payable	-	(996,136)
Payment of note payable	(512,561)	(5,230,725)
Proceeds from note payable	591,500	16,556,710
Payment of related party loan	(139,594)	(149,695)
Proceeds from related party loan	7,424,164	721,723
Payment of lines of credit	(24,006,784)	(18,428,823)
Proceeds from lines of credit	24,437,020	20,369,291
Payments of finance lease liability	(92,105)	(85,804)
Purchase of treasury stock	(376,863)	(200,000)
Proceeds from sale of treasury stock	250,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,267,777	12,460,541

Effect of exchange rate changes on cash	314,306	(251,221)

NET CHANGE IN CASH	(341,908)	589,858

CASH AT BEGINNING OF YEAR	628,395	38,537
CASH AT END OF YEAR	$286,487	$628,395

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$2,059,305	$955,376
Income tax	$-	$14,127

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Cancellation of treasury shares	$171,360	$-
Discounts related to beneficial conversion features of convertible debentures	$294,000	$-
Conversion of convertible notes payable to common stock	$649,711	$-
Conversion of notes payable to common stock	$3,878,480	$807,795
Conversion of loans payable related party to common stock	$6,600,000	$-
Conversion of derivative liability to additional paid-in capital	$284,169	$-
Deemed dividend on warrants upon conversion of convertible debt	$7,633,033	$-

The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2021

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Cosmos Holdings Inc. (“us”, “we”, or the “Company”) is an international pharmaceutical company publicly traded with extensive and established distribution network across the EU through its subsidiaries, Decahedron (UK), Skypharm (Greece) and Cosmofarm (Greece). We are a diversified and vertically integrated broad line pharmaceutical company with our own proprietary line of branded nutraceuticals.

The Company was incorporated in the State of Nevada under the name Prime Estates and Developments, Inc. on July 21, 2009, and on November 14, 2013, we changed our name to Cosmos Holdings, Inc. Through its acquisition of Amplerissimo Ltd, on September 27, 2013, the Company changed its principal activities into trading of products, providing representation, and provision of consulting services to various sectors. On August 1, 2014, the Company formed SkyPharm S.A., a Greek Company (“SkyPharm”), a subsidiary that focuses on the trading, sourcing and distribution of pharmaceutical products. In February 2017, the Company acquired Decahedron Ltd., a UK Company (“Decahedron”) which is a fully licensed wholesaler of pharmaceutical products, and its primary activity is the distribution, import and export of pharmaceuticals.

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

Going Concern

The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the continuation of the Company as a going concern. For the year ended December 31, 2021, the Company had revenue of $56,239,667, net loss of $7,961,649 and net cash used in operations of $7,097,174. Additionally, as of December 31, 2021, the Company had working capital of $10,950,492, an accumulated deficit of $34,345,506, and stockholders’ equity of $4,379,463. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing.

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

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2021

Summary of Significant Accounting Policies

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

The Effects of COVID-19

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change, as new events occur, and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Foreign Currency Translation and Other Comprehensive Income (Loss)

The functional currency of the Company’s subsidiaries is the Euro and British Pound. For financial reporting purposes, both the Euro (“EUR”) and British Pound (“GBP”) have been translated into United States dollars ($) and/or (“USD”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity (deficit) as “Accumulated other comprehensive income (loss)”. Gains and losses resulting from foreign currency transactions are included in the statements of operations and comprehensive loss as other comprehensive income (loss). There have been no significant fluctuations in the exchange rate for the conversion of EUR or GBP to USD after the balance sheet date.

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the consolidated balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the consolidated results of operations as incurred.

As of December 31, 2021 and 2020, the exchange rates used to translate amounts in Euros into USD and British Pounds into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2021	December 31, 2020
Exchange rate on balance sheet dates
EUR: USD exchange rate	1.1318	1.2230
GBP: USD exchange rate	1.3500	1.3662

Average exchange rate for the period
EUR: USD exchange rate	1.1830	1.1410
GBP: USD exchange rate	1.3764	1.2829

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2021

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2021 and December 31, 2020, there were no cash equivalents.

The Company maintains bank accounts in the United States denominated in U.S. Dollars and in Greece and in Bulgaria all of which are denominated in Euros. Additionally, the Company maintains a bank account in the United Kingdom denominated in British Pounds. As of December 31, 2021, the amounts in these accounts were $144,489, $101,589 and $4,061. As of December 31, 2020, the amounts in these accounts were $448,659, $134,935 and $1,651. Additionally, as of December 31, 2021 and 2020, the Company had cash on hand in the amount of $25,773 and $31,604, respectively.

Reclassifications to Prior Period Financial Statements and Adjustments

Certain reclassifications have been made in the Company’s financial statements of the prior period to conform to the current year presentation. $22,340 in customer deposits as of December 31, 2020, has been reclassified to other current liabilities and $502,869 was reclassified from lines of credit to lines of credit – long-term portion on the consolidated balance sheet. For the year ending December 31, 2020, $2,082,453 was reclassified from general and administrative expenses to salaries and wages on the consolidated statements of operations and comprehensive income. For the year ended December 31, 2020, $230,505 was reclassified from customer deposits to other current liabilities and $96,237 in bad debt expenses was reclassified from accounts receivable on the consolidated statement of cash flows. These reclassifications have no impact on previously reported net income.

Accounts Receivable, net

Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts against gross accounts receivable reflects the best estimate of probable losses inherent in the receivables’ portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. At December 31, 2021 and 2020, the Company’s allowance for doubtful accounts was $1,702,743 and $715,845, respectively.

Tax Receivables

The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of its business in most of the countries in which it operates related to the procurement of merchandise and/or services it acquires and/or on sales and taxable income. The Company also collects VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services it sells. If the output VAT exceeds the input VAT, this creates a VAT payable to the government. If the input VAT exceeds the output VAT, this creates a VAT receivable from the government. The VAT tax return is filed on a monthly basis offsetting the payables against the receivables. In observance of EU regulations for intra-EU cross-border sales, our subsidiaries in Greece, SkyPharm and Cosmofarm, do not charge VAT for sales to wholesale drug distributors registered in other European Union member states. The net VAT receivable is recorded in prepaid expense and other current assets on the consolidated balance sheets. As of December 31, 2021 and 2020, the Company had a VAT net payable balance of $400,616 and $159,198 respectively, recorded in the consolidated balance sheet as accounts payable and accrued expenses.

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

December 31, 2021

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

Depreciation expense was $319,337 and $240,886 for the years ended December 31, 2021 and 2020, respectively.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, long-lived assets, which include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. For the years ended December 31, 2021 and 2020, the Company had no impairment of long-lived assets.

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

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2021

On December 19, 2018, as a result of the acquisition of Cosmofarm, the Company recorded $49,697 of goodwill.

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 5 years for an import/export license. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. As of December 31, 2021, no revision to the remaining amortization period of the intangible assets was made.

Amortization expense was $33,085 and $33,176 for the years ended December 31, 2021 and 2020, respectively.

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

As of December 31, 2021, investments consisted of 3,000,000 shares, which traded at a closing price of $0 per share or a value of $0 of ICC International Cannabis Corp., 16,666 shares which traded at a closing price of $0.40 per share or value of $6,696 of National Bank of Greece. Additionally, the Company has $4,416 in equity securities of Pancreta bank, which are not publicly traded and recorded at cost. As of December 31, 2020, investments consisted of 3,000,000 shares, which traded at a closing price of $0 per share or a value of $0 of ICC International Cannabis Corp., 40,000 shares which traded at a closing price of $5.45 per share, or value of $218,183 of Diversa S.A. and 16,666 shares which traded at a closing price of $0.28 per share or value of $4,609 of National Bank of Greece. Additionally, the Company had $4,772 in equity securities of Pancreta bank, which are not publicly traded and recorded at cost. See Note 2, for additional investments in equity securities.

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

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2021

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

The following table presents assets that are measured and recognized at fair value as of December 31, 2021 and 2020, on a recurring basis:

	December 31, 2021			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – ICC International Cannabis Corp.	$-	-	-	$-
Marketable securities – Diversa S.A.	-	-	-	-
Marketable securities – National Bank of Greece	6,696	-	-	6,696
	$6,696			$6,696

	December 31, 2020			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – ICC International Cannabis Corp.	$-	-	-	$-
Marketable securities – Diversa S.A.	218,183	-	-	218,183
Marketable securities – National Bank of Greece	4,609	-	-	4,609
	$222,792			$222,792

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

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2021

Customer Advances

The Company receives prepayments from certain customers for pharmaceutical products prior to those customers taking possession of the Company’s products. The Company records these receipts as customer advances until it has met all the criteria for recognition of revenue including passing control of the products to its customer, at such point, the Company will reduce the customer advances balance and credit the Company’s revenues.

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

The following tables show the number of the Company’s clients which contributed 10% or more of revenue and accounts receivable, respectively:

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2021

	Year Ended December 31,	Year Ended December 31,
	2021	2020

Number of 10% clients	1	1
Percentage of total revenue	15.33%	14.82%
Percentage of total AR	35.08%	14.65%

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

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At December 31, 2021 and 2020, the Company has maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

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

Retirement and Termination Benefits

Under Greek labor law, employees are entitled to lump-sum compensation in the event of termination or retirement. The amount depends on the employee’s work experience and renumeration as of the day of termination or retirement. If an employee remains with the company until full-benefit retirement, the employee is entitled to a lump-sum equal to 40% of the compensation to be received if the employee were to be dismissed on the same day. The Company periodically reviews the uncertainties and judgements related to the application of the relevant labor law regulations to determine retirement and termination benefits obligations of its Greek subsidiaries. The Company has evaluated the impact of these regulations and has identified a potential retirement and termination benefits liability. The amount of the liability as of December 31, 2021 and December 31, 2020, was $0 and $107,167, respectively, and has been recorded as a long-term liability within the consolidated balance sheets.

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

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2021

	Years Ended December 31,
	2021	2020
Weighted average number of common shares outstanding Basic	16,423,335	13,270,097
Potentially dilutive common stock equivalents	-	37,698
Weighted average number of common and equivalent shares outstanding – Diluted	16,423,335	13,307,795

Common stock equivalents are included in the diluted income per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented.

Recent Accounting Pronouncements

October 2021, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. The new guidance creates an exception to the general recognition and measurement principles of ASC 805, Business Combinations. The new guidance should be applied prospectively and is effective for all public business entities for fiscal years beginning after December 15, 2022 and include interim periods. The guidance is effective for all other entities for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects of the adoption of ASU No. 2021-08 on its consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04—Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU are effective for public and nonpublic entities for fiscal years beginning after December 15, 2021, and interim periods with fiscal years beginning after December 15, 2021. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effects of the adoption of ASU No. 2021-04 on its consolidated financial statements.

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

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2021

The Distribution and Equity Acquisition Agreement is to remain in effect indefinitely unless Marathon fails to provide Market Competitive (as defined) product pricing and Marathon has not become profitable within five (5) years of the agreement. The transaction closed on May 22, 2018, after the due diligence period, following which the Company received: (a) a 33 1/3% equity interest or 5 million shares in Marathon as partial consideration for the Company’s distribution services; and (b) received cash of CAD $2,000,000, subject to repayment in common shares of the Company if it fails to meet certain performance milestones. The Company is entitled to receive an additional CAD $2,750,000 upon the Company’s receipt of gross sales of CAD $6,500,000 and an additional CAD $2,750,000 upon receipt of gross sales of CAD $13,000,000. The Company was also given the right to nominate one director to the Marathon board of directors.

Marathon is an entity with no assets and no activity, the Company attributed no value to the 5 million shares in Marathon which was received as consideration for the distribution services. As described below, the Company exchanged the Marathon shares in May and July 2018.

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

The Company determined the fair value of both exchanges based on an actively quoted stock price of ICC received in exchange for the Marathon shares. The Company continues to fair value its investment in ICC with changes recognized in earnings each period and was recorded as an unrealized gain on exchange of investment during the year ended December 31, 2021 of $0. The value of the investments as of December 31, 2021 and December 31, 2020, was $0 and $0, respectively.

Since no value was attributed to the 33 1/3% equity ownership interest in Marathon received as consideration for the distribution services, the Company would receive variable consideration in future for its services under the Distribution and Equity Acquisition Agreement, if certain milestones are achieved. Refer to Note 11 for the accounting associated with the cash of CAD $2 million received upfront. Variable consideration to be received in the future upon achieving the gross sales milestones described above, is constrained as the Company estimates that it is probable that a significant reversal of revenue could occur. In assessing the constraint, the Company considered its limited experience with the Products, new geographic markets and similar transactions, which affect the Company’s ability to estimate the likelihood of a probable revenue reversal. Therefore, no revenue has been recognized for the years ended December 31, 2021 and 2020. The Company will continue to reassess variable consideration at each reporting period and update the transaction price when it becomes probable that a significant revenue reversal would not occur.

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

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2021

As of December 31, 2021, in addition to the 3,000,000 ICC shares valued at $0, as noted above, marketable securities also consisted of the following: 16,666 shares, which traded at a closing price of $0.40 per share or value of $6,696, of National Bank of Greece. The Company recorded a net unrealized gain on the fair value of these investments of $2,541 during the year ended December 31, 2021 and a realized loss of $211,047 related to the write off of the Diversa S.A. shares that were delisted.

CosmoFarmacy LP

In September 2019, the Company entered into an agreement with an unaffiliated third party to incorporate CosmoFarmacy L.P. for the purpose of providing strategic management consulting services and the retail trade of pharmaceutical products, and OTC to pharmacies. CosmoFarmacy was incorporated with a 30-year term through May 31, 2049. The unaffiliated third party is the general partner (the “GP”) of the limited partnership and is responsible for management and decision-making associated with CosmoFarmacy. The initial share capital was set to EUR 150,000 which was later increased to EUR 500,000. The GP contributed the pharmacy license (the “License”) valued at EUR 350,000 (30-year term) to operate the business of CosmoFarmacy in exchange for a 70% equity ownership. The Company is a limited partner and contributed cash of EUR 150,000 for the remaining 30% equity ownership. CosmoFarmacy is not publicly traded, and the Company’s investment has been recorded using the equity method of accounting. The value of the investment as of December 31, 2021 and 2020, was $169,770 and $183,450, respectively, and is included in “Other assets” on the Company’s consolidated balance sheet.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following at December 31,:

	2021	2020
Leasehold improvements	$519,278	$560,711
Vehicles	96,657	105,057
Furniture, fixtures and equipment	2,065,100	1,632,654
Computers and software	141,490	149,005
	2,822,525	2,447,427
Less: Accumulated depreciation and amortization	(941,866)	(690,214)
Total	$1,880,659	$1,757,213

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible, net assets consist of the following at December 31,:

	2021	2020
License	$345,739	$50,000
Trade name /mark	36,997	36,997
Customer base	176,793	176,793
	559,529	263,790
Less: Accumulated amortization	(116,066)	(82,981)
Subtotal	443,463	180,809
Goodwill	49,697	49,697
Total	$493,160	$230,506

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2021

NOTE 5 – LOAN RECEIVABLE

On October 30, 2021, the Company entered into an agreement for a ten-year loan with a third-party to memorialize €4,284,521 ($4,849,221) in prepayments the Company had made. Interest is calculated at a rate of 5.5% per annum on a 360-day basis. Under the terms of the agreement, the Company is to receive 120 equal payments over the term of the loan. During the year ended December 31, 2021, the Company received €53,845 ($60,942) in principal payments. As of December 31, 2021, the Company has a short-term receivable balance of $377,590 and a long-term receivable balance of $4,410,689 under this loan.

NOTE 6 – CAPITAL STRUCTURE

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock, which have liquidation preference over the common stock and are non-voting. As of December 31, 2021, and 2020, no preferred shares have been issued.

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

Common Stock

The Company is authorized to issue 300 million shares of common stock. As of December 31, 2021 and 2020, the Company had 17,544,509 and 13,485,128 shares of our common stock issued, respectively, and 17,157,085 and 13,069,800 shares outstanding, respectively.

Sale of Treasury Shares

On February 5, 2021, the Company entered into a Stock Purchase Agreement (the “February SPA”) with an unaffiliated third-party. The February SPA provides for the Company’s to sell 65,000 shares of the Company’s common stock held in treasury at $3.85 per share or a total of $250,000.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2021

Cancellation of Treasury Shares

On September 15, 2021, the Company cancelled 57,120 shares of common stock valued at $171,360 that were held in Treasury.

Purchase of Treasury Shares

On July 31, 2020, the Company entered into a Stock Purchase Agreement (the “July SPA”) with a shareholder. The July SPA provides for the Company’s purchase of 10,000 shares of the Company’s common stock at $4.00 per share or an aggregate of $40,000. During the year ended December 31, 2020, the Company made $40,000 in payments.

On August 31, 2020, the Company entered into two Stock Purchase Agreements (the “August SPAs”) with a shareholder. The August SPAs provide for the Company’s purchase of an aggregate total of 10,000 shares of the Company’s common stock at $4.00 per share or an aggregate of $40,000. During the year ended December 31, 2020, the Company made $40,000 in payments.

On September 30, 2020, the Company entered into a Stock Purchase Agreement (the “September SPA”) with a shareholder. The September SPA provides for the Company’s purchase of 10,000 shares of the Company’s common stock at $4.00 per share or an aggregate of $40,000. During the year ended December 31, 2020, the Company made $40,000 in payments.

On October 31, 2020, the Company entered into a Stock Purchase Agreement (the “October SPA”) with a shareholder. The October SPA provides for the Company’s purchase of 10,000 shares of the Company’s common stock at $4.00 per share or an aggregate of $40,000. During the year ended December 31, 2020, the Company made $40,000 in payments.

On November 30, 2020, the Company entered into a Stock Purchase Agreement (the “November SPA”) with a shareholder. The November SPA provides for the Company’s purchase of 10,000 shares of the Company’s common stock at $4.00 per share or an aggregate of $40,000. During the year ended December 31, 2020, the Company made $40,000 in payments.

On December 29, 2021, the Company entered into a Stock Purchase Agreement (the “December SPA”) with a shareholder. The December SPA provides for the Company’s purchase of 94,216 shares of the Company’s common stock at $4.00 per share or an aggregate of $376,863.

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

The Company agreed to pay Consultant and its assignees an aggregate of 1,800,000 restricted shares of Common Stock, earned at the rate of 200,000 shares per month, which shall be issued and fully paid for in consideration of the Consultant’s considerable expertise and experience and its commitment to work for the Company. However, in the event the Agreement is terminated for any reason after the Initial Term, the shares are subject to a claw back for any months remaining after the Termination Date. The shares were valued on the date of the agreement at $3.28 per share or $5,904,000, which was be amortized over the term of the agreement. As of December 31, 2021, the Company has recorded $5,904,000 in stock-based compensation for the 1,800,000 shares earned.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2021

Debt Exchange Agreements

As of February 5, 2021, The Company entered into an Amended and Restated Debt Exchange Agreement (the “Agreement”) with the “Lender that provided for the issuance by the Company of 781,819 shares of common stock (the “Exchange Shares”), at the rate of $3.85 per share, in exchange for an aggregate of $3,010,000 principal amount of existing loans made by the Lender to the Company (See Note 11). The market price at the time this Agreement was negotiated was $3.28 per share and the Company recorded a gain on debt extinguishment of $445,636 during the year ended December 31, 2021. As of December 31, 2021, the Company recorded $2,564,363 as an equity increase related to the extinguishment of debt.

On June 23, 2021, the Company entered into a Debt Exchange Agreement (the “June Debt Exchange Agreement”) to exchange various loans with Greg Siokas (See Note 8), in the aggregate principal amount of $3,000,000 (the “Debt”). The Company agreed to issue the Lender shares of common stock of the Company at an exchange rate of $6.00 per share (the “Exchange Shares”) in exchange for the principal amount of Debt of $3,000,000 or 500,000 shares of common stock. On June 23, 2021, the fair value of the Company’s shares of common stock was $5.00 per share. For the year ended December 31, 2021, the Company recorded $3,000,000 as an increase in equity in accordance with ASC 850-10-20 due to the related party relationship and ASC 470-50-40-2, which provides guidance on extinguishments of related party debt. Accordingly, extinguishment transactions between related entities are in essence capital transaction, and no gain is recorded in the consolidated statements of operations for the difference between the fair value of $5.00 per share and the exchange rate of $6.00 per share.

On July 13, 2021, the Company entered into a Debt Exchange Agreement (the “July 13 Agreement”) with Grigorios Siokas, the Company’s Chief Executive Officer (See Note 8). The July 13 Agreement provided for the issuance by the Company of 166,667 shares of common stock, at the rate of $6.00 per share, or an aggregate of $1,000,000, in exchange for $1,000,000 of existing loans by Mr. Siokas to the Company. On July 13, 2021, the fair value of the Company’s shares of common stock was $4.03 per share. For the year ended December 31, 2021, the Company recorded $1,000,000 as an increase in equity in accordance with ASC 850-10-20 due to the related party relationship and ASC 470-50-40-2, which provides guidance on extinguishments of related party debt. Accordingly, extinguishment transactions between related entities are in essence capital transaction, and no gain is recorded in the consolidated statements of operations for the difference between the fair value of $4.03 per share and the exchange rate of $6.00 per share.

On July 19, 2021, the Company entered into a Debt Exchange Agreement (the “July 19 Agreement”) with Grigorios Siokas, the Company’s Chief Executive Officer (See Note 8). The July 19 Agreement provided for the issuance by the Company of 208,333 shares of common stock, at the rate of $6.00 per share, or an aggregate of $1,250,000, in exchange for $1,250,000 of existing loans by Mr. Siokas to the Company. On July 19, 2021, the fair value of the Company’s shares of common stock was $4.30 per share. For the year ended December 31, 2021, the Company recorded $1,250,000 as an increase in equity in accordance with ASC 850-10-20 due to the related party relationship and ASC 470-50-40-2 which provides guidance on extinguishments of related party debt. Accordingly, extinguishment transactions between related entities are in essence capital transaction, and no gain is recorded in the consolidated statements of operations for the difference between the fair value of $4.30 per share and the exchange rate of $6.00 per share.

On August 4, 2021, the Company entered into a Debt Exchange Agreement (the “August 4 Agreement”) with a senior institutional lender (the “Lender”), SkyPharm S.A., a wholly-owned Greek subsidiary of the Company, and Grigorios Siokas, the Company’s Chief Executive Officer, as Guarantor. The parties to the Agreement had entered into a senior loan, as amended, as of June 30, 2020 (the “Loan”) pursuant to which the Loan had been reduced to EUR 2,700,000 ($3,302,100) (the “Debt”). The August 4 Agreement provides for the issuance by the Company of 321,300 shares of common stock (the “Exchange Shares”), at the rate of $5.00 per share, in exchange for the repayment of $1,606,500 (€1,350,000) principal amount effective upon the closing of the Agreement and 238,000 shares at an exchange rate of $5.00 per share, or at market value if the price is above $5.00 per share, upon listing of the Company’s common stock on Nasdaq in exchange for €1,000,000 of the Debt. On August 4, 2021, the fair value of the Company’s shares of common stock was $4.09 per share. For the year ending December 31, 2021, the Company recorded a gain on the settlement of debt in the amount of $292,383 in the consolidated statements of operations for the difference between the fair value of $4.09 per share and the exchange rate of $5.00 per share. As of December 31, 2021, the Company recorded $1,314,117 as an increase in equity related to the extinguishment of debt.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2021

On December 8, 2021, the Company entered into a Debt Exchange Agreement (the “December 8 Agreement”) with the Company’s Chief Executive Officer (See Note 8). The December 8 Agreement provided for the issuance by the Company of 125,000 shares of common stock, at the rate of $6.00 per share, or an aggregate of $750,000, in exchange for $750,000 of existing loans by Mr. Siokas to the Company. On December 8, 2021, the fair value of the Company’s shares of common stock was $3.44 per share. For the year ended December 31, 2021, the Company recorded $750,000 as a capital contribution and an increase in equity in accordance with ASC 850-10-20 due to the related party relationship and ASC 470-50-40-2 which provides guidance on extinguishments of related party debt. Accordingly, extinguishment transactions between related entities are in essence capital transaction, and no gain is recorded in the consolidated statements of operations for the difference between the fair value of $3.44 per share and the exchange rate of $6.00 per share.

Debt Conversions

During the year ended December 31, 2021, the Company issued 213,382 shares of common stock to convert $550,144 of principal and accrued interest in accordance with a convertible promissory note issued to Platinum (as defined in Note 10). The Company recorded $959,025 as a capital contribution and an increase in equity related to the conversion of $550,144 of debt, $284,169 for the reduction of the derivative liability recorded as additional paid-in capital, and $124,711 recorded as a loss on debt extinguishment.

Potentially Dilutive Securities

No options warrants or other potentially dilutive securities other than those disclosed above have been issued as of December 31, 2021.

NOTE 7 – INCOME TAXES

The Company provides for income taxes using an asset and liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

The domestic and foreign components of income (loss) before (benefit) provision for income taxes were as follows:

	12/31/2021	12/31/2020
Domestic	$(8,365,297)	$(2,901,276)
Foreign	517,659	4,099,597
	$(7,847,638)	$1,198,321

The components of the (benefit) provision for income taxes are as follows:

	12/31/2021	12/31/2020
Current tax provision
Federal	$-	$-
State	-	-
Foreign	802,364	555,965
Total current tax provision	$802,364	$555,965

Deferred tax provision
Domestic	$-	$-
State	-	-
Foreign	(688,354)	(178,430)
Total deferred tax provision	$(688,354)	$(178,430)

Total current provision	$114,010	$377,535

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2021

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2021 and 2020 is as follows:

	12/31/2021	12/31/2020
US
Income (loss) before income taxes	$(7,847,639)	$1,198,321
Taxes under statutory US tax rates	$(1,648,004)	$251,647
Increase (decrease) in taxes resulting from:
Increase in valuation allowance	$3,001,899	$216,518
Foreign tax rate differential	$(24,977)	$(55,540)
Permanent differences	$(734,428)	$(218,216)
US tax on foreign income	$493,028	$604,419
163(j) catch up	(76,888)	-
Prior period adjustments	$52,034	$(97,829)
State taxes	$(948,654)	$(323,464)
Income tax expense	$114,010	$377,535

Companies subject to the Global Intangible Low-Taxed Income provision (GILTI) have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for outside basis temporary differences expected to reverse as GILTI. We have elected to account for GILTI as a period cost.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	12/31/2021	12/31/2020
Net operating loss carryforward	$4,515,900	$1,494,424
Capital loss carryforward	801,744	801,744
Section 163(j) carryforward	-	-
Nonqualified stock options	96,104	170,297
Foreign exchange	13,438	-
Allowance for doubtful accounts	374,604	-
Accrued expenses	528,895	7,389
Mark to market adjustment in securities	358,761	357,829
Lease liability	253,620	247,797
Gain on extinguishment of debt	-	179,958
Depreciation	(6,765)	4,226
Total deferred tax assets	6,936,211	3,263,664

Intangibles	(8,139)	(10,729)
Inventory	(14,728)	-
Right of use asset	(243,207)	(253,818)
Goodwill	(10,979)	(14,473)
Total deferred tax liabilities	(277,053)	(279,020)
Valuation allowance	(5,808,384)	(2,806,214)
Net deferred tax assets (liabilities)	$850,774	$178,430

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2021

At December 31, 2021, the Company had U.S. net operating loss ("NOL") carryforwards of approximately $12,513,177 that may be offset against future taxable income, subject to limitation under IRC Section 382. Of the $12.5 million Federal NOL carryforwards, $2.5 million are pre-2018 and begin to expire in 2031. The remaining balance of $10 million, are limited to utilization of 80% of taxable income but do not have an expiration. At December 31, 2021, the Company had fully utilized all the Greek NOL carryforwards and has an NOL of $546,683 in the UK. A valuation allowance exists for the U.S. operations, but not for the non-U.S. operations, based on a more likely than not criterion and in consideration of all available positive and negative evidence.

ASC 740 requires that the tax benefit of net operating losses ("NOLs"), temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's history of domestic operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance, on our U.S. net domestic deferred tax assets. In 2020, foreign (Greece and United Kingdom) valuation allowances were released, aggregating $200,000. Management considered all available evidence to when evaluating the realizability of foreign deferred tax assets by jurisdiction and concluded primarily based upon a strong earnings history that these deferred tax assets were more-likely-than-not realizable.

The Company applied the "more-likely-than-not" recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of December 31, 2021 and December 31, 2020, respectively. We recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense.

The Company files income tax returns in Illinois, United States, and in foreign jurisdictions including Greece, and United Kingdom. As of December 31, 2021, all domestic tax years are open to tax authority examination due the availability of net operating loss deductions, 2010 through 2021. In Greece, the statute of limitations is open for five years, 2016 through 2021. In United Kingdom, the statute of limitations is open for four years, 2017 through 2021. Currently, there are no ongoing tax authority income tax examinations.

As of December 31, 2021, the Company had $1.7 million of undistributed earnings and profits for which no deferred tax liabilities have been recorded, since the Company intends to indefinitely reinvest such earnings to fund the international operations and certain obligations of the subsidiary. Should the above undistributed earnings be distributed in the form of dividends or otherwise, the distributions would result in $350.3 thousand of tax expense.

NOTE 8 – RELATED PARTY TRANSACTIONS

On the date of our inception, we issued 2 million shares of our common stock to our then three officers and directors which were recorded at no value (offsetting increases and decreases in common stock and additional paid-in capital).

Doc Pharma S.A.

As of December 31, 2021, the Company has a prepaid balance of $3,263,241 to Doc Pharma S.A. related to purchases of inventory. Additionally, the Company has a receivable balance of $2,901,300 and an accounts payable balance of $565,756. As of December 31, 2020, the Company has a prepaid balance of $3,468,653 to Doc Pharma S.A. related to purchases of inventory. Additionally, the Company had a receivable balance of $3,468,564.

During the years ended December 31, 2021 and 2020, the Company purchased a total of $3,084,805 and $5,983,809 of products from Doc Pharma S.A., respectively. During the years ended December 31, 2021 and 2020 the Company had $978,321 and $2,843,260 revenue from Doc Pharma S.A., respectively.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2021

On October 10, 2020, the Company entered into a contract manufacturer outsourcing (“CMO”) agreement with Doc Pharma whereby Doc Pharma is responsible for the development and manufacturing of pharmaceutical products and nutritional supplements according to the Company’s specifications based on strict pharmaceutical standards and Good Manufacturing Practice (“GMP”) protocols, as the National Organization for Medicines requires. The Company has the exclusive ownership rights for trading and distribution of its own branded nutritional supplements named “Sky Premium Life®”. The duration of the agreement is for 5 years however either party may terminate the agreement at any time giving six-months advance notice. Doc Pharma is exclusively responsible for supplying the raw materials and packaging required to manufacture the final product. However, they are not responsible for potential delays that may arise, concerning their import. Doc Pharma is obliged to store the raw and packaging materials. The delivery of raw and packaging materials should be purchased at least 30 and 25 days, respectively, before the delivery date of the final product. The Manufacturer solely delivers the finished product to the Company. There is a minimum order quantity (“MoQ”) of 1,000 pieces per product code. Both parties have agreed that the Company will deposit 60% of the total cost upon agreement and assignment and 40% of the total cost including VAT charge upon the delivery date. The prices are indicative and are subject to amendments if the cost of the raw material or the production cost change. As of December 31, 2021, the Company has purchased €1,699,507 ($2,010,517) in inventory related to this agreement.

On May 17, 2021, Doc Pharma and the Company entered into a Research and Development (“R&D”) agreement whereby Doc Pharma is responsible for the research, development, design, registration, copy rights and licenses of 250 nutritional supplements for the final products called Sky Premium Life®. These products will be sold in Greece and abroad. The total cost of this project will be €1,425,000 plus VAT and will be done over three phases as follows: Design & Development (€725,000); Control and Product Manufacturing (€250,000) and Clinical Study and Research (€450,000). In the year ended December 31, 2021, SkyPharm bought 67 licenses at value of €261,300 ($295,739) from Doc Pharma which was the 18.33% of the total cost. The agreement will be terminated on December 31, 2025.

Doc Pharma S.A is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the wife of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma S.A. in the past.

Notes Payable – Related Party

A summary of the Company’s related party notes payable during the years ended December 31, 2021 and 2020 is presented below:

	2021	2020

Beginning Balance	$501,675	$1,375,532
Payments	-	(996,136)
Foreign currency translation	(37,411)	122,279
Ending Balance	$464,264	$501,675

Grigorios Siokas

On December 20, 2018, the €1,500,000 ($1,718,400) note payable, originally borrowed pursuant to a Loan Agreement with a third-party lender, dated March 16, 2018, was transferred to Grigorios Siokas. The note bears an interest rate of 4.7% per annum and matured on March 18, 2019, pursuant to the original agreement. The note is not in default and the maturity date has been extended until December 31, 2021. As of December 31, 2020, the note had an outstanding principal balance of €400,000 ($489,200) and accrued interest of €158,287 ($193,585). As of December 31, 2021, the Company has an outstanding balance of €400,000 ($452,720) and accrued interest of €177,313 ($200,683).

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2021

Grigorios Siokas is the Company’s CEO and principal shareholder.

Dimitrios Goulielmos

On November 21, 2014, the Company entered into an agreement with Dimitrios Goulielmos, as amended on November 4, 2016. Pursuant to the amendment, this loan has no maturity date and is non-interest bearing. As of December 31, 2020, the Company had a principal balance of €10,200 ($12,475). A principal balance of €10,200 ($11,544) remained as of December 31, 2021.

Dimitrios Goulielmos is a current director and former CEO of the Company.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the years ended December 31, 2021, and 2020, the Company recorded a foreign currency translation gain of $37,411 and a loss of $122,279, respectively.

Loans Payable – Related Party

A summary of the Company’s related party loans payable during the years ended December 31, 2021 and 2020 is presented below:

	2021	2020

Beginning balance	$1,629,246	$1,026,264
Proceeds	6,377,156	725,563
Payments	(133,552)	(149,695)
Conversion of debt	(6,000,000)	-
Settlement of lawsuit	(600,000)	-
Foreign currency translation	20,623	27,114
Ending balance	$1,293,472	$1,629,246

Grigorios Siokas

 From time to time, Grigorios Siokas loans the Company funds in the form of non-interest bearing, no-term loans. As of December 31, 2020, the Company had an outstanding principal balance under these loans of $1,629,246 in loans payable to Grigorios Siokas.

On May 10, 2021, the Company entered into a Debt Exchange agreement (“May Debt Exchange”) related to a lawsuit from on or about July 25, 2019, whereby Mark Rubenstein, individually and as a shareholder of the Company, brought the action styled Rubenstein v. Siokas, et al., Case No. 1:19-cv-06976-KPF (S.D.N.Y.) against Grigorios Siokas for recovery of alleged profits earned under Section 16(b) of the Securities Exchange Act of 1934. Although recovery was sought only from Mr. Siokas, the Company was also named as a nominal defendant. Both the Company and Mr. Siokas vigorously defended the lawsuit. On or about September, 18, 2020, in an effort to avoid the uncertainty of litigation and further legal expense, Mr. Siokas agreed to settle the lawsuit by agreeing to reimburse the Company a total of $600,000, payable as a combination of: (1) Mr. Siokas reimbursing the Company for Plaintiff’s attorneys’ fees, in an amount subsequently determined by the Court to be $120,000 plus $4,137 of litigation costs to be paid in cash, and (2) Mr. Siokas relieving the Company of certain debt owed to him. Mr. Siokas and the Company strongly opposed Plaintiff’s motion for attorneys’ fees. Pursuant to the terms of the May Debt Exchange the Company forgave $600,000 of the existing loan payable and recorded the forgiveness to additional paid in capital.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2021

During the year ended December 31, 2021, the Company entered into various agreements (as defined in Note 6) with Mr. Siokas whereby the Company exchanged an aggregate total of $6,000,000 of debt into 1,000,000 shares of Common Stock at above market prices.

During the year ended December 31, 2021, the Company borrowed additional proceeds of €1,803,000 ($2,040,635), €230,000 ($275,306) and $4,061,215 and repaid €118,000 ($133,552) of these loans. During the year ending December 31, 2021, the Company converted $2,250,000 of the July 20 Note at a conversion price of $6.00 and issued 375,000 shares of common stock. As of December 31, 2021, the Company had an outstanding balance under these notes and loans of $1,293,472.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the years ended December 31, 2021 and 2020, the Company recorded a loss of $20,623 and $27,114, respectively.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

NOTE 9 – LINES OF CREDIT

A summary of the Company’s lines of credit as of December 31, 2021, and 2020 is presented below:

	December 31, 2021	December 31, 2020
National	$3,265,236	$3,540,550
Alpha	947,333	1,106,894
Pancreta	489,985	-
National – COVID	407,174	429,240
Subtotal	5,109,728	5,076,684
Reclassification of National-COVID – Long-term	(366,171)	(502,869)
Ending balance	$4,743,557	$4,573,815

The line of credit with National Bank of Greece is renewed annually with current interest rates of 6.00%, 4.35% (“COSME 2” facility) and 4.35% (plus the 6-month Euribor plus any contributions currently in force by law on certain lines of credit), (“COSME 1” facility).

The maximum borrowing allowed for the 6% line of credit was $2,489,960 and $2,690,600 as of December 31, 2021 and 2020, respectively. The outstanding balance of the facility was $2,185,413 and $2,411,182, as of December 31, 2021 and 2020, respectively.

The maximum borrowing allowed for the 4.35% lines of credit, was $1,131,800 and $1,223,000 as of December 31, 2021 and 2020, respectively. The outstanding balance of the facilities was $1,079,823 and $1,129,368 as of December 31, 2021 and 2020, respectively.

The line of credit with Alpha Bank of Greece is renewed annually with a current interest rate of 6.00%. The maximum borrowing allowed was $1,131,800 and $1,123,000 as of December 31, 2021 and 2020, respectively. The outstanding balance of the facility was $947,333 and $1,106,894, as of December 31, 2021 and 2020, respectively.

The Company entered into a line of credit with Pancreta Bank on February 23, 2021. The line of credit is renewed annually with a current interest rate of 6.10%. The maximum borrowing allowed as of December 31, 2021 was $565,900. The outstanding balance of the facility as of December 31, 2021, was $489,985.

Interest expense for the year ended December 31, 2021 and 2020, was $283,415 and $270,655, respectively.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2021

Under the agreements, the Company is required to maintain certain financial ratios and covenants. These lines of credit were assumed in the Company’s acquisition of Cosmofarm. As of the years ended December 31, 2021 and 2020, the Company was in compliance with these ratios and covenants.

The above lines of credit are guaranteed and backed by customer receivable checks and they are not considered to be a direct debt obligation for the Company. They are a type of factoring, where the postponed customer checks are assigned by the Company to the bank, in order to be financed at a pre-agreed rate.

COVID-19 Government Funding

On June 23, 2020, the Company’s subsidiary, Cosmofarm, entered into an agreement with the “National Bank of Greece SA” (the “Bank”) to borrow a maximum of €500,000 ($611,500) under a proposed plan which will operate the same as the line of credit above. The proposed plan has a maturity date of sixty (60) months from the date of the first disbursement, which includes a grace period of nine months. The total amount of the initial proceeds was paid in 3 equal monthly installments. The line of credit is interest bearing from the date of receipt and is payable every three (3) months at an interest rate of 2.7%. The outstanding balance was €359,758 ($407,174) and €350,973 ($429,240) at December 31, 2021 and 2020, respectively of which $366,171 is classified as Lines of credit - long-term portion on the consolidated balance sheet.

Interest expense for the years ended December 31, 2021 and 2020 was $1,753 and $3,910, respectively.

NOTE 10 – CONVERTIBLE DEBT

A summary of the Company’s convertible debt during the years ended December 31, 2021 and 2020 is presented below:

	2021	2020

Beginning balance convertible notes	$1,447,000	$1,500,000
New notes	625,000	540,000
Payments	(907,000)	(593,000)
Conversion to common stock	(525,000)	-
Subtotal notes	640,000	1,447,000
Debt discount at year end	(258,938)	(494,973)
Convertible note payable, net of discount	$381,062	$952,027

All of the convertible debt is classified as short-term within the consolidated balance sheet as it all matures and will be paid back within fiscal year 2022.

Securities Purchase Agreement executed on May 15, 2019

On May 15, 2019, the Company entered into a Securities Purchase Agreement with an institutional investor (the “Buyer”). Upon the closing of this financing, on May 17, 2019, the Company issued a Senior Convertible Note (the “May 2019 Note”) to the Buyer in the principal amount of $1,500,000.

The May 2019 Note provided that the Company will repay the principal amount of the May 2019 Note on or before March 15, 2020.

On March 23, 2020, the Company entered into a Forbearance and Amendment Agreement (the “Agreement”) with an institutional investor (the “Buyer”).

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2021

The Agreement provides that the Buyer will (a) forbear (i) from taking any action with respect to the Existing Default and (ii) from issuing any demand for redemption of the Note on the basis of the Existing Default until the earlier of: (1): (September 16, 2020 (or, if earlier, such date when all amounts outstanding under the Note shall be paid in full or converted into shares of Common Stock in accordance therewith) and (2) the time of any breach by the Company of the Agreement or the occurrence of an Event of Default that is not an Existing Default (the “Forbearance Expiration Date”), (b) during the Forbearance Period waive the prepayment premium to any Company Optional Redemption, and (c) during the Forbearance Period, waive the repayment in full of the Note other than the Required Payments (as defined) prior to September 16, 2020. The Scheduled Required Prepayments are $100,000 upon signing the Agreement and five (5) monthly payments thereafter aggregating $200,000 with all amounts outstanding under the Note due on September 16, 2020. In addition, there are mandatory prepayments in the event the Company completes a Subsequent Placement (as defined) or long-term debt (other than from the Buyer or from officers and directors and advisors of the Company) or factoring and purchase order indebtedness, the Company shall affect a Company Optional Redemption amount equal to 50% of the gross proceeds (less reasonable expenses of counsel and any investment bank) together with all Scheduled Required Payments.

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

The Agreement provides that the Buyer will (a) forbear (i) from taking any action with respect to the Existing Default and (ii) from issuing any demand for redemption of the Note on the basis of the Existing Default until the earlier of: (1): June 16, 2021 (or, if earlier, such date when all amounts outstanding under the Note shall be paid in full or converted into shares of Common Stock in accordance therewith) and (2) the time of any breach by the Company of the Agreement or the occurrence of an Event of Default that is not an Existing Default (the “Forbearance Expiration Date), (b) during the Forbearance Period (as defined) waive the prepayment premium to any Company Optional Redemption (which will result in the 120% redemption premium effectively replaced with 100%), and (c) during the Forbearance Period, waive the repayment in full of the Note other than the Required Payments (as defined) prior to June 16, 2021. The Scheduled Required Prepayments are $63,000 upon signing the Agreement and eight (8) monthly payments thereafter aggregating $480,000 with the remaining $607,000 outstanding under the Note due on June 16, 2021. In addition, there are mandatory prepayments in the event the Company completes a Subsequent Placement (as defined) or long-term debt (other than from the Buyer or from officers, directors and 10% or greater shareholders of the Company) or factoring and purchase order indebtedness, the Company shall affect a Company Optional Redemption amount equal to 50% of the gross proceeds (less reasonable expenses of counsel and any investment bank) together with all Scheduled Required Payments.

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

December 31, 2021

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

During the year ended December 31, 2020, the Company repaid $593,000 such that as of December 31, 2020, the Company had a principal balance $907,000 on the May 2019 Note and the Company had accrued $15,420 in interest expense. During the year ended December 31, 2021, the Company repaid all outstanding principal and accrued interest on the May 2019 Note.

Roth Capital Partners, LLC (“Roth”), as the Company’s exclusive placement agent, received a cash commission for this transaction equal to six (6%) percent of the total gross proceeds of the offering. This 6% fee or $90,000 was recorded as debt discount along with the $30,000 in legal fees associated with the May 2019 Note. These fees will be amortized over the term of the note. $29,509 was amortized during the year ended December 31, 2020 resulting in the full amortization of the fees.

December 21, 2020 Securities Purchase Agreement

On December 21, 2020 (the “Issue Date”), Cosmos Holdings, Inc. (“Cosmos”, the “Borrower” or the “Company”) entered into a convertible promissory note with Platinum Point Capital, LLC (the “Holder”, “Lender” or “Platinum”) pursuant to a Securities Purchase Agreement (the “SPA”).

The Company issued the $540,000 Note in exchange for $500,000 in cash and included a $40,000 Original Issue Discount (“OID”) and paid $3,000 in financing costs. The principal amount together with interest at the rate of eight percent (8.0%) per annum, compounded annually (the “Interest Rate”), will be paid to the Lenders on or before the Maturity Date (December 31, 2021 or as defined below). Accrued interest shall be calculated on the basis of a 360-day year for the actual number of days elapsed. In the event that on or before the Maturity Date, the Note either (i) had not been converted or have not been otherwise satisfied in full or (ii) an Event of Default (as defined in the SPA) occurs, then the applicable rate of interest on the outstanding amount of the Note since inception shall be the Interest Rate plus eighteen percent (18.0%), the Default Interest. Unless previously converted, the principal and accrued interest on the Note is due and payable in cash (USD) upon the earlier of (i) December 31, 2021, (ii) a Change of Control (as defined in the SPA) or (iii), an Event of Default (collectively, the “Maturity Date”).

On July 14, 2021, August 16, 2021 and December 21, 2021 the Company converted an aggregate total of $525,000 in principal and $25,144 in accrued interest and fees into 213,382 shares of the Company’s common stock at an average price per share of $2.58. As of December 31, 2021, the Company had a principal balance of $15,000 and had accrued $6,568 in interest expense. Upon conversion, the 213,382 shares were issued at a fair value of $959,024 which was recorded as equity. Accordingly, upon conversion, the Company reduced its outstanding debt by $550,144, reduced its derivative liability by $284,169, and recorded a loss on extinguishment of $124,711.

The Company determined that the embedded conversion feature of the convertible promissory note meets the definition of a beneficial conversion feature and a derivative liability which is accounted for separately. The Company determined a beneficial conversion feature and derivative liability exists because The Company measured the beneficial conversion feature’s intrinsic value on December 16, 2020, and determined that the embedded derivative was valued at $456,570 which was recorded as a debt discount, and together with the original issue discount and transaction expenses of $43,000, in the aggregate of $499,570, is being amortized over the life of the loan. For the years ended December 31, 2021 and 2020, $494,973 and $4,597, respectively, of the debt discount has been amortized. As of December 31, 2021 and 2020, the fair value of the derivative liability was $5,822 and $460,728, respectively. The Company recorded a decrease in the derivative of $284,169 related to the conversions, which was recorded to additional paid-in capital. For the year ended December 31, 2021, the Company recorded a gain of $170,737 and for the year ended December 31, 2020 the Company recorded a loss of $4,158 from the change in fair value of derivative liability as other income in the consolidated statements of operations and comprehensive income (loss).

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2021

January 7, 2021 Subscription Agreement

On January 7, 2021 (the “Issue Date”), the Company entered into a subscription agreement with an unaffiliated third party, whereby the Company issued for a purchase price of $100,000 in principal amount, a convertible promissory note. The note bears an interest rate of 8% per annum and matures on the earlier of (i) consummation of the Company listing its common shares on the NEO Stock Exchange or (ii) October 31, 2021.

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

The Company determined that the embedded conversion feature of the convertible promissory note meets the definition of a beneficial conversion feature and a derivative liability which is accounted for separately. The Company measured the beneficial conversion feature’s intrinsic value on January 7, 2021, and determined that the embedded derivative was valued at $62,619 which was recorded as a debt discount and additional paid-in capital, and is being amortized over the life of the loan. For the year ended December 31, 2021, $62,619 of the debt discount has been amortized. As of December 31, 2021, the fair value of the derivative liability was $39,843 and for the year ended December 31, 2021, the Company recorded a gain of $22,776 from the change in fair value of derivative liability as other income in the consolidated statements of operations and comprehensive income (loss).

Convertible Promissory Note and Securities Purchase Agreement

On September 17, 2021 (the “Issue Date”), the Company entered into a convertible promissory note and securities purchase agreement with an unaffiliated third party.

Convertible Promissory Note

The Company issued the convertible promissory note for a purchase price of $525,000 in principal amount for cash proceeds of $500,000. The note was issued with an original issue discount (“OID”) of $25,000, bears an interest rate of 10% per annum and matures on the earlier of (i) the consummation of the Company listing its common shares on the Nasdaq Stock Exchange or (ii) September 17, 2022.

Upon the consummation of a Nasdaq listing, the total principal and accrued interest outstanding on the note will convert into shares of the Company’s common stock at a 30% discount to the prices of the common shares sold in the financing to be conducted in conjunction with the Nasdaq listing, subject to a conversion floor of $3.00. The Company determined that the embedded conversion feature of the convertible promissory note meets the definition of a beneficial conversion feature which is accounted for separately. The Company measured the beneficial conversion feature’s intrinsic value on September 17, 2021, at $294,000 which, together with the OID of $25,000 was recorded as a debt discount and is being amortized over the life of the loan. For year ended December 31, 2021, $60,063 of the debt discount has been amortized. As of December 31, 2021, the Company had accrued a principal balance of $525,000, had accrued $15,166 in interest expense, and had remaining debt discount of $258,937 which resulted in a net convertible note payable of $266,063.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2021

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

The SPA is subject to certain conditions to close. As of December 31, 2021 and the date of this filing, the conditions to close had not been met, the funds have not been transferred, the preferred shares and the warrant was not issued. The SPA automatically terminated on March 31, 2022.

 Derivative Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2021 and 2020:

Amount
Balance on January 1, 2020	$-
Issuances to debt discount	456,570
Change in fair value of derivative liabilities	4,158
Balance on December 31, 2020	460,728
Issuances to debt discount	62,619
Reduction of derivative related to conversions	(284,169)
Change in fair value of derivative liabilities	(193,513)
Balance on December 31, 2021	$45,665

The fair value of the derivative conversion features and warrant liabilities as of December 31, 2021 and 2020 were calculated using a Monte-Carlo option model valued with the following assumptions:

	December 31,	December 31,
	2021	2020
Dividend yield	0%	0%
Expected volatility	106.8%-107.3%	140.4%-142.5%
Risk free interest rate	0.41%-0.44%	0.11%-0.12%
Contractual terms (in years)	.50 - .52	1.00 – 1.04

NOTE 11 – DEBT

A summary of the Company’s third-party debt during the years ended December 31, 2021 and 2020 is presented below:

December 31, 2021	Loan Facility	Trade Facility	Third Party	COVID Loans	Total
Beginning balance	$3,302,100	$6,446,000	$12,631,284	$435,210	$22,814,594
Proceeds	-	-	565,900	-	565,900
Payments	(141,475)	(57,835)	(62,878)	(3,233)	(265,421)
Conversion of debt	(1,606,500)	-	(3,010,000)	-	(4,616,500)
Recapitalized upon debt modification	(86,670)	-	-	-	(86,670)
Debt forgiveness	-	-	-	(169,770)	(169,770)
Foreign currency translation	(167,671)	(181,155)	(46,329)	(28,090)	(423,245)
Subtotal	1,299,784	6,207,010	10,077,977	234,117	17,818,888
Notes payable - long-term	-	(2,450,000)	(9,854,906)	(51,478)	(12,356,384)
Notes payable - short-term	$1,299,784	$3,757,010	$223,071	$182,639	$5,462,504

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2021

December 31, 2020	Loan Facility	Bridge Loans	Trade Facility	Third Party	COVID Loans	Total
Beginning balance	$3,078,442	$191,287	$6,245,400	$2,514,595	$-	$12,029,724
Proceeds	-	-	-	16,121,500	435,210	16,556,710
Payments	-	(191,287)	-	(5,006,115)	-	(5,230,725)
Conversion of debt				(807,795)		(807,795)
Debt extinguishment	(12,066)	-	-	(192,205)	-	(204,271)
Foreign currency translation	269,047	-	200,600	1,304	-	470,951
Subtotal	3,302,100	-	6,446,000	12,631,284	435,210	22,814,594
Notes payable - long-term	(2,843,475)	-	(2,384,850)	(5,543,557)	-	(10,771,882)
Notes payable - short-term	$458,625	$-	$4,061,150	$7,087,727	$435,210	$12,042,712

Our outstanding debt as of December 31, 2021 is repayable as follows:
December 31, 2021
2022	$5,549,174
2023	11,709,951
2024	264,255
2025	268,724
2026 and thereafter	113,454
Total debt	17,905,558
Less: fair value adjustments to assumed debt obligations	(86,670)
Less: notes payable - current portion	(5,462,504)
Notes payable - long term portion	$12,356,384

Loan Facility Agreement

On June 30, 2020, SkyPharm entered into a settlement agreement on an existing loan facility agreement with Synthesis Peer-to-Peer Income Fund, whereby SkyPharm agreed to make certain payments to the creditor and the creditor will accept such payments as full discharge of outstanding debt. In accordance with the settlement agreement, interest will accrue from June 30, 2020, until repayment in full at a rate of 6% per annum for the first year and 5.25% per annum for the second year calculated on the balance outstanding from day to day during such period. Interest is due on the 10th day of each calendar month. If any amount of principal or interest is unpaid on its due date interest shall accrue from the due date until the date of its payment until the date of its payment in full at the rate of 7.25% per annum. The Company will make quarterly payments of €125,000 beginning May 6, 2021, with a final payment of €2,200,000 on May 6, 2022. The Company evaluated the settlement agreement for debt modification in accordance with ASC 470-50 and concluded that the debt qualified for debt extinguishment as the 10% cash flow test was met. As a result, the $3,772,446 of principal and accrued interest was written off and the new debt was recorded at fair value as of June 30, 2020 in the amount of $3,033,990. For the year ended December 31, 2020, the Company recorded a gain on extinguishment of debt in the amount of $749,824, of which $12,066 related to the principal of the loans and the balance related to the accrued interest. As of December 31, 2020, the Company has accrued interest expense of $33,021 and the principal balance of the debt is $3,302,100, of which $2,843,475 is classified as Notes payable – long term portion on the consolidated balance sheet.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2021

On August 4, 2021, the Company entered into an exchange agreement whereby the Company agreed to the following:

•	Issue on August 4, 2021, 321,300 shares of common stock to settle $1,606,500 (€1,350,000) of debt. The Company recorded a gain on settlement of $292,383 upon the issuance of the 321,300 shares

•

Agreed to issue no more than 238,000 shares of common stock upon approval of the listing of the Company’s common stock to the Nasdaq to settle $1,190,000 (€1,000,000) of debt. The Company issued these shares subsequent to December 31, 2021 (see Note 17)

The Company evaluated the August 4, 2021, exchange agreement for debt modification in accordance with ASC 470-50 and concluded that the debt qualified for debt extinguishment because a substantial conversion feature was added to the debt terms. Upon extinguishment, the Company recorded a loss upon extinguishment in the amount of $6,642 and recorded the new debt at fair value based on the present value of future cash flows using a discount rate of 11.66%. As of December 31, 2021, the Company has accrued interest expense of $4,414 and the principal balance of the debt is $1,299,784, which is classified as Notes payable on the consolidated balance sheet.

The debt is subject to acceleration in an Event of Default (as defined in the Notes). This agreement is secured by a personal guaranty of Grigorios Siokas, which is secured by a pledge of 1,000,000 shares of common stock of the Company owned by Mr. Siokas.

Trade Facility Agreements

On May 12, 2017, SkyPharm entered into a Trade Finance Facility Agreement (the “SkyPharm Facility”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”) as amended on November 16, 2017, and May 16, 2018.

On October 17, 2018, the Company entered into a further amended agreement with Synthesis whereby the current balance on the TFF as of October 1, 2018, which was €4,866,910 ($5,629,555) and related accrued interest of €453,094 ($524,094) would be split into two principal balances of Euro €2,000,000 and USD $4,000,000. Interest on the new balances commenced on October 1, 2018, at 6% per annum plus one-month Euribor, when it is positive, on the Euro balance and 6% per annum plus one-month Libor on the USD balance.

The USD $4,000,000 loan matured on August 31, 2021. On March 3rd 2022, the Company entered into an extension to the facility agreement (See Note 17). Based on the updated repayment terms, the facility’s final repayment date was extended to January 2023.

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

As of December 31, 2020, the Company had principal balances of €2,000,000 ($2,446,000), of which $2,384,850 is classified as Notes payable – long term portion on the consolidated balance sheet, and $4,000,000 under the agreements and the Company had accrued $402 and $16,185 respectively, in interest expense related to these agreements. During the year ended December 31, 2021, the Company repaid $56,508 of the €2,000,000 balance such that as of December 31, 2021, the Company had principal balances of €1,950,000 ($2,207,010) and $4,000,000 under the agreements, of which $2,450,000 is classified as notes payable-long term on the consolidated balance sheet and the Company had accrued $10,466 and $104,220 respectively, in interest expense related to these agreements.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2021

Third Party Debt

On November 16, 2015, the Company entered into a Loan Agreement with Panagiotis Drakopoulos, former Director and former Chief Executive Officer, pursuant to which the Company borrowed €40,000 ($42,832) as a note payable from Mr. Drakopoulos. The note bears an interest rate of 6% per annum and was due and payable in full on November 15, 2016. During the year ended December 31, 2020, the Company repaid €5,000 ($5,862) of this loan. As of December 31, 2020, the Company had an outstanding principal balance of €8,000 ($9,784) and accrued interest of €4,785 ($5,852). As of December 31, 2021, the Company had an outstanding principal balance of €8,000 ($9,054) and accrued interest of €6,318 ($7,151).

Conversion of Senior Promissory Notes

In the year ending December 31, 2019, the Company executed Senior Promissory Notes (the “Debt”) in an aggregate total of $2,500,000 to an unaffiliated third-party lender (the “Lender”). In the year ended December 31, 2020, the Company executed additional Senior Promissory Notes to an unaffiliated third-party lender in an aggregate principal total of $510,000. As of December 31, 2020, the Company had an aggregate principal balance of $3,010,000 on this Debt and the Company had accrued $527,604 in interest expense. On February 5, 2021, The Company entered into an Amended and Restated Debt Exchange Agreement (the “Agreement”) with the “Lender that provided for the issuance by the Company of 781,819 shares of common stock (the “Exchange Shares”), at the rate of $3.85 per share, in exchange for an aggregate of $3,010,000 principal amount of existing loans made by the Lender to the Company. The market price at the time this Agreement was negotiated was $3.28 per share and the Company recorded a gain on debt extinguishment of $445,636.

All accrued and unpaid interest, $563,613 as of December 31, 2021, as well as any unpaid fees, shall be paid in three (3) equal monthly installments following the closing of a planned Canadian public offering. Pursuant to this Agreement, Grigorios Siokas, the Company’s Chief Executive Officer and principal shareholder, will be released from all personal guarantees on the Debt.

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

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2021

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

May 18, 2020 and July 3, 2020 Senior Promissory Notes

May 18, 2020 Senior Promissory Note

On May 18, 2020, the Company executed a Senior Promissory Note (the “May 18 Note”) in the principal amount of $2,000,000 payable to an unaffiliated third-party lender. The May 18 Note bears interest at the rate of eighteen (18%) percent per annum, paid quarterly in arrears. The May 18 Note matured on December 31, 2020. On February 23, 2022, the Company entered into an allonge with the lender extending the maturity date to June 30, 2023 (See Note 17).

The May 18 Note is subject to acceleration in an Event of Default. Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the May 18 Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2021 and 2020, the Company had a principal balance of $2,000,000 on this note, which is classified as Notes payable – long term portion on the consolidated balance sheet.

July 3, 2020 Senior Promissory Note

On July 3, 2020, the Company executed a Senior Promissory Note (the “July 3 Note”) in the principal amount of $5,000,000 payable to an unaffiliated third-party lender. The July 3 Note bears interest at the rate of eighteen (18%) percent per annum, paid quarterly in arrears. The July 3 Note matures on June 30, 2022 unless in default. On February 23, 2022, the Company entered into an allonge with the lender extending the maturity date to June 30, 2023 (See Note 17).

The July 3 Note is subject to acceleration in an Event of Default (as defined). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the July 3 Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection.

The Company used the proceeds from the July 3 Note to repay the principal outstanding on the May 5 Note ($2,000,000), the May 8 Note ($2,000,000), and the February Note ($1,000,000). As of December 31, 2021 and 2020, the Company had a principal balance of $5,000,000 on this note, which is classified as Notes payable – long term portion on the consolidated balance sheet.

As of December 31, 2021 and 2020, the Company had accrued an aggregate total of $210,574 and $148,685, respectively, in interest expense related to these loans.

August 4, 2020 Senior Promissory Note

On August 4, 2020, the Company executed a Senior Promissory Note (the “August 4 Note”) in the principal amount of $3,000,000 payable to an unaffiliated third-party lender. The August 4 Note bears interest at the rate of eighteen (18%) percent per annum, paid quarterly in arrears. The August 4 Note matured on December 31, 2020. On February 23, 2022, the Company entered into an allonge with the lender extending the maturity date to June 30, 2023 (See Note 17).

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2021

The August 4 Note is subject to acceleration in an Event of Default (as defined). Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the August 4 Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection.

On October 29, 2020, the Company entered into a debt exchange agreement with the lender whereby the Company issued 259,741 shares of common stock at the rate of $3.85 per share in exchange for an aggregate of $1,000,000 principal amount of the existing loan. The fair market value of the Company’s common stock on the date of exchange was $3.11 per share and as such, the Company recorded a gain of $192,205. Interest will continue to accrue on the remaining debt and the converted amount until December 31, 2020. As of December 31, 2020, the Company had a principal balance of $2,000,000 on this note and prepaid interest of $8,514. As of December 31, 2021, the Company had a principal balance of $2,000,000 on this note, which is classified as Notes payable – long term portion on the consolidated balance sheet, and $60,166 in accrued interest expense.

November 19, 2020 Debt Agreement

On November 19, 2020, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($611,500). The note matures on November 18, 2025 and bears an annual interest rate, based on a 360-day year, of 3.3% plus .6% plus 6-month Euribor when Euribor is positive. Pursuant to the terms of the agreement, there is a six-month grievance from the first deposit date, which was November 19, 2020, for principal repayment. The principal is to be repaid in 18 quarterly installments of €27,000 with the first payment due 9 months from the first deposit. As of December 31, 2020, the Company had no accrued interest and a principal balance of €500,000 ($611,500), of which $543,557 is classified as Notes payable – long term portion on the consolidated balance sheet. During the year ended December 31, 2021, the Company repaid €55,556 ($62,878) of the principal and as of December 31, 2021, the Company has accrued interest of $5,642 related to this note and a principal balance of €444,444 ($503,022), of which $377,270 is classified as Notes payable – long term portion on the consolidated balance sheet.

July 30, 2021 Debt Agreement

On July 30, 2021, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($578,850). The note matures on August 5, 2026 and bears an annual interest rate that applies to 60% of the principal of the note that is based on a 365-day year, of 5.84% plus 3-month Euribor when Euribor is positive. Pursuant to the terms of the agreement, there is a six-month grace period for principal repayment during which interest is accrued. The principal is to be repaid in 18 quarterly installments of €27,000 commencing three months from the end of the grace period. As of December 31, 2021, the Company has accrued interest of $3,100 and a principal balance of €500,000 ($565,900), of which $477,637 is classified as Notes payable – long term portion on the consolidated balance sheet.

 COVID-19 Government Loans

On May 12, 2020, the Company’s subsidiary, SkyPharm, was granted and on May 22, 2020 the Company received a €300,000 ($366,900) loan from the Greek government. The loan will be repaid in 40 equal monthly installments beginning on January 1, 2022 and bears an interest rate of 0.94% per annum. As a condition to the loan, the Company was required to retain the same number of employees until October 31, 2020. During the year ended December 31, 2021, the Company received a waiver of 50% forgiveness of the loan and recorded $177,450 as other income. As of December 31, 2021 the principal balance was $169,770.

On June 24, 2020, the Company received a loan £50,000 ($68,310) from the United Kingdom government. The loan has a six-year maturity and bears interest at a rate of 2.5% per annum beginning 12-months after the initial disbursement. The Company may prepay this loan without penalty at any time. The Company repaid £2,335 ($3,233) of principal during the year ended December 31, 2021, and the balance as of December 31, 2021 was £47,665 ($64,347).

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2021

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

As discussed in Note 2, the Company attributed no value to the shares received in Marathon pursuant to (a) above. In relation to the CAD $2 million cash received noted in (b) above, the Company accounted for its obligation to issue a variable number of the Company’s Common Shares as Share-settled debt obligation in accordance with ASC 480 measured at fair value or the settlement amount of $1,554,590 (CAD $2 million). If settlement were to occur on December 31, 2021, the Company would be required to issue 431,270 common shares to settle its debt obligation. The Company could be obligated to potentially issue an unlimited number of common shares to settle its Share-settled debt obligation. If such events were to occur, the Company would be required to increase its authorized share capital and since increasing the authorized share capital is within the control of the Company, as our CEO controls greater than 50% of the outstanding common stock of the Company, the original classification of equity-classified financial instruments issued by the Company were not affected.

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

The Company’s weighted-average remaining lease term relating to its operating leases is 6.6 years, with a weighted-average discount rate of 6.74%.

The Company incurred lease expense for its operating leases of $260,664 and $188,400 which was included in “General and administrative expenses,” for the years ended December 31, 2021 and 2020, respectively.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of December 31, 2021.

Maturity of Lease Liability
2022	$211,538
2023	182,316
2024	111,026
2025	111,026
2026 and thereafter	418,723
Total undiscounted operating lease payments	$1,034,629
Less: Imputed interest	(200,164)
Present value of operating lease liabilities	$834,465

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2021

The Company’s weighted-average remaining lease term relating to its finance leases is 3.2 years, with a weighted-average discount rate of 6.74%.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s finance leases as of December 31, 2021:

Maturity of Lease Liability
2022	$85,231
2023	72,849
2024	55,765
2025	27,744
2026 and thereafter	4,211
Total undiscounted finance lease payments	$245,800
Less: Imputed interest	(24,321)
Present value of finance lease liabilities	$221,479

The Company had financing cash flows used in finances leases of $92,105 and $85,804 for the years ended December 31, 2021 and 2020, respectively.

The Company incurred interest expense on its finance leases of $11,576 and $13,759 which was included in “Interest expense,” for the years ended December 31, 2021 and 2020, respectively. The Company incurred amortization expense on its finance leases of $97,270 and $123,533 which was included in “Depreciation and amortization expense,” for the years ended December 31, 2021 and 2020, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of December 31, 2021 and 2020, there were no pending or threatened lawsuits, other than the May Debt Exchange transaction disclosed in Note 8, that could reasonably be expected to have a material effect on the results of the Company’s operations.

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

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2021

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

NOTE 14 – EARNINGS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the Company, decreased with respect to net income or increased with respect to net loss by dividends declared on preferred stock by using the weighted-average number of common shares outstanding. The dilutive effect of incremental common shares potentially issuable under outstanding options, warrants and restricted shares is included in diluted earnings per share in 2021 and 2020 utilizing the treasury stock method. The computations of basic and diluted per share data were as follows:

	2021	2020
Numerator for Basic and Diluted Earnings Per Share:
Net income (loss)	$(15,594,682)	$820,786
Denominator for Basic Earnings Per Share:
Weighted Average Shares	16,423,335	13,270,097
Potentially Dilutive Common Shares	-	37,698
Adjusted Weighted Average Shares	16,423,335	13,307,795
Basic and Diluted Net Income (Loss) per Share	(0.95)	0.06

The following table summarized the potential shares of common stock that were excluded from the computation of diluted net loss per share for the years ended December 31, 2021 and 2020 as such shares would have had an anti-dilutive effect:

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2021

	2021	2020
Common Stock Warrants	3,567,827	-
Common Stock Options	37,000	-
Convertible Debt	218,977	-
Total	3,823,804	-

NOTE 15 – STOCK OPTIONS AND WARRANTS

As of December 31, 2021, there were 37,000 options outstanding and 37,000 options exercisable with expiration dates of January 2022.

A summary of the Company’s option activity during the years ended December 31, 2021 and 2020 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, January 1, 2020	74,000	$1.32	1.47	$64,800
Granted	-	-	-	-
Forfeited	(12,000)	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2020	62,000	$1.19	0.60	$242,200
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	(25,000)	-	-	-
Balance Outstanding, December 31, 2021	37,000	$1.32	0.01	$75,850

Exercisable, December 31, 2021	37,000	$1.32	0.01	$75,850

As of December 31, 2021, there were 3,698,238 warrants outstanding and 3,698,238 warrants exercisable with expiration dates from May 2023 through March 2024.

Warrant Anti-Dilution Adjustment and Deemed Dividend

The Company’s warrants outstanding contain certain anti-dilution adjustments if the Company issues shares of its common stock at a lower price per share than the applicable exercise price of the underlying warrant. If any such dilutive issuance occurs prior to the exercise of such warrant, the exercise price will be adjusted downward to a price equal to the common stock issuance, and the number of warrants that may be purchase upon exercise is increased proportionately so that the aggregate exercise price payable under the warrant shares shall be the same as the aggregate exercise price in effect immediately prior to such adjustment. On December 21, 2021, the Company issued its common stock upon conversion of its convertible debt at an issuance price of $2.02 per share. As a result, the Company issued additional warrants to the Company’s existing warrant holders to purchase 2,533,565 shares of common stock with an exercise price of $2.02 per share. The new warrants were issued with a weighted average contractual term of 2.04 years. The deemed dividend was recorded as an increase to accumulated deficit and additional paid-in capital and reduced net income available to common shareholders by the same amount. The Company valued (a) the fair value of the warrants immediately before the re-pricing in the amount of $1,915,077, (b) the fair value of the warrants immediately after the re-pricing in the amount of $9,548,110, and (c) recorded the difference as deemed dividend in the amount of $7,633,033. The warrants were valued using the Black-Scholes option pricing model using the following terms: a) fair value of common stock of $3.75, b) exercise prices of $5.00, $6.00 and $7.50 before re-pricing, c) exercise price of $2.02 after re-pricing, d) terms of 1.40 years, 1.97 years, 2.20 years and 2.26 years, e) dividend rate of 0%, and f) risk free interest rate of 0.41%.

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2021

A summary of the Company’s warrant activity for the years ending December 31, 2021 and 2020 is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, January 1, 2020	1,164,673	$6.41	4.01	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2020	1,164,673	$6.41	3.01	$5,360
Granted	2,533,565	2.02	2.04	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2021	3,698,238	$2.02	2.03	$4,992,621

Exercisable, December 31, 2021	3,698,238	$2.02	2.03	$4,992,621

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

The Company disaggregates revenue by country to depict the nature and economic characteristics affecting revenue. The following table presents our revenue disaggregated by country for the years ended:

Country	2021	2020
Croatia	$18,441	$24,840
Cyprus	112,640	36,987
Denmark	53,710	537,098
France	-	18,988
Germany	13,370	1,314,381
Greece	55,564,240	51,259,784
Ireland	-	36,349
Italy	15,446	75,183
Jordan	-	29,635
Libya	-	1,028
Netherlands	-	188,890
Poland	-	29,358
UK	461,820	1,853,816
Total	$56,239,667	$55,406,337

COSMOS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2021

NOTE 17 – SUBSEQUENT EVENTS

Extension of Maturity Dates on Existing Promissory Notes

On February 23, 2022, the Company entered into allonges to extend the maturity dates of existing Senior Promissory Notes to June 30, 2023 (See Note 11).

Security Purchase Agreement – Preferred Stock

On February 28, 2022, the Company entered into a securities purchase agreement, or the Purchase Agreement, with certain investors and an insider for a private placement of the Company’s securities (the “Private Placement”).

The Private Placement consisted of the sale of 6,000 shares of the Company’s Series A Convertible Preferred Stock, or the Series A Shares, at a price of $1,000.00 per share, and 2,000,000 warrants to purchase shares of common stock, or the Warrants, for aggregate gross proceeds of approximately $6 million. The closing of the Private Placement occurred on February 28, 2022. As a condition to the closing of the sale, the Company’s common stock received conditional approval for listing and trading on the Nasdaq Capital Market and commenced trading on February 28, 2022, under the trading symbol COSM.

Settlement of Debt

On February 28, 2022, the Company issued 238,000 shares of common stock upon the triggering event which was approval of the listing of the Company’s common stock to the Nasdaq to settle $1,190,000 (€1,000,000) of debt.

Extension to Debt Agreement

On March 3rd 2022, the Company’s wholly-owned subsidiary, SkyPharm SA, signed an extension to the facility agreement dated on May 12th 2017 relating to the USD $4,000,000 loan. Based on the updated repayment terms the facility’s final repayment date was extended to January 2023 (see Note 11).

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were partially effective. The Internal Auditors of the Company have already developed the existing internal controls and processes.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation, our management has concluded that our internal control over financial reporting was partially effective as of December 31, 2021, as the result of a weakness. The weakness results from deficiencies in internal control that collectively constitute a weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. We had the following material weaknesses at December 31, 2021:

•	The Company has a lack of proper segregation of duties.

•	The Company’s internal control structure lacks multiple levels of review and oversight.

Remediation of Deficiencies and Material Weaknesses

We are in process of remediating all material weaknesses present in our internal controls.

We have put systems in place to deal with the revenue recognition deficiencies which include: having persuasive evidence that an arrangement exists in the form of a signed agreement, the price is fixed and determinable by having material purchase orders signed by our customer and the company, written confirmation that goods or services have been delivered. The collectability aspect of revenue recognition will is now met.

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

Corrective controls: when we find errors or discrepancies on the controls the Internal Auditors pass them to management team and colleagues who are involved either written or verbally.

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

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

 PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors, officers and managers are listed below. Each of our managers will serve for one year or until their respective successors are elected and qualified. Our officers serve at the pleasure of the Board.

Name	Age	Position

Grigorios Siokas	56	CEO and Director

Pavlos Ignatiades	59	Chief Operating Officer

Georgios Terzis	40	CFO

Demetrios G. Demetriades	55	Secretary and Audit Committee Member

Dimitrios Goulielmos	54	Director

John J. Hoidas	56	Director Audit Committee Member

Peter Goldstein	59	Audit Committee Member

Grigorios Siokas joined us as CEO, CFO and Director on February 26, 2016. He has over 15 years’ experience in the pharmaceutical industry. Since 2014, he has served as the CEO and Operations Manager of SkyPharm SA a wholly-owned subsidiary of the Company. SkyPharm SA is a pharmaceutical company located in Greece that mainly exports medicines from Greece to other European countries, such as Germany, England and Denmark. Prior to 2014, Mr. Siokas worked in a variety of sectors of the pharmaceutical industry mostly in the trading of medicines in Greece and other European countries. Additionally, since 2000 he has been a major shareholder in various pharmaceutical companies such as: Ippokratis Pharmaceuticals, (annual sales of over € 78 million); Thrakis Pharmaceuticals, (annual sales of over € 20 million); Thessalias Pharmaceuticals, (annual sales of over € 18 million); and ZED Pharma SA, (annual sales of over € 35 million). During the 1990s, Mr. Siokas founded and operated a marble wholesale import – export company in Germany. Within a period of two years he became the 4th biggest Greek marble importer in Germany. He also ran a Tour Operation with many different airlines, serving millions of customers. Grigorios Siokas has a Bachelor’s Degree in Geology from the Aristotle University of Thessaloniki, Greece. He received a Master’s in management and finance from the University of Stuttgart and the University of Tuebigen, Germany.

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

Demetrios G. Demetriades was elected as Secretary and Director of the Company effective January 13, 2014. Since January 2003, Mr. Demetriades has been Director of Highlander Spring Trading Ltd, a trading company. From November 2000 to December 2002 he was Marketing Director of Eurolink Securities Ltd which was involved in trading in the Cyprus Stock Exchange. From January 1995 to November 2000 he was Supervising Officer of Laiki Factors Ltd a financing company. As a member of the board, Mr. Demetriades contributes the benefits of his trading, executive leadership and management experience. Mr. Demetriades will be compensated for his service from time-to-time as the Board of Directors will determine. He was also on the Audit Committee during the fiscal year 2021.

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

John J. Hoidas was appointed a Member of the Company’s Board of Directors on November 18, 2016 and he became the fourth member of the Board of Directors of the Company. Mr. Hoidas is a wealth management professional with extensive experience in the capital markets and specifically in the financing of pharmaceutical companies. He is currently the senior vice president of Uhlmann Price Securities based in Chicago. Over the previous years he achieved to raise significant amounts of capital for late stage pre-IPO companies such as Organovo (ONVO), Invivo Therapeutics (NVIV) and Matinas BioPharma (MTNB) to name a few. He has served as a broker dealer to the following firms: Kingsbury Capital Investment Advisors, Kingsbury Capital LLC, Spencer Trask Ventures. He was also on the Audit Committee during the fiscal year 2021.

Peter Goldstein was elected Executive Director of the Company on October 15, 2020 and an Audit Committee member during the fiscal year 2021. Peter Goldstein has over 30 years of diverse and global entrepreneurial, client advisory and capital market experience. With a background in international business, he has worked across a range of markets and industries, holding positions including investment banker, chairman, chief executive officer, and advisor to public, private, and emerging growth companies. Goldstein has achieved capital market objectives by drawing on his strengths in M&A, strategic planning and transaction structuring, as well as his own entrepreneurial success. He has steered and completed initial public offerings (IPO), uplisting and reverse merger transactions, secured private placements and designed successful crowdfunding campaigns.

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

Audit Committee

We have a separately-designated standing audit committee, which is appointed by the Board of Directors of Cosmos Holdings Inc. Our three directors, John Hoidas, Demetrios Demetriades and Peter Goldstein serve on the Audit Committee. Primary function of the committee is to assist the Board of Directors in overseeing (1) the financial reporting and accounting processes of the Company, and (2) the financial statements audits of the Company. The Committee also prepares a written report to be included in the annual proxy statement of the Company pursuant to the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). In furtherance of these purposes, the Committee shall maintain direct communication among the Company’s independent auditors and the Board of Directors. The independent auditors and any other registered public accounting firm engaged in preparing or issuing an audit report or performing other audit review or attest services for the Company shall report directly to the Committee and are ultimately accountable to the Committee and the Board of Directors.

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

Director Independence

Our board of directors has determined that John Hoidas, Dimitrios Goulielmos and Demetrios G. Demetriades qualify as an “independent board member” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2021, no person failed to file, on a timely basis, any identified report required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2021.

Code of Ethics

We have adopted a Code of Ethics for Financial Executives, which includes our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics has previously been filed as an exhibit with the SEC.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal year ended December 31, 2021 and 2020.

SUMMARY COMPENSATION TABLE

Name	YE 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Grigorios	2021	-	-	-	-	-	-	-	-
Siokas (1)	2020	-	-	-	-	-	-	-	-

Georgios	2021	42,843	-	-	-	-	-	-	42,843
Terzis (2)	2020	6,200	-	-	-	-	-	-	6,200

________________

(1)	Mr. Siokas became the Company’s Chief Executive Officer and Director of the Company in 2016.
(2)	Mr. Terzis became the Company’s Chief Financial Officer on November 11, 2020.

Narrative Disclosure to the Summary Compensation Table

There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2021.

OUTSTANDING EQUITY AWARDS AT YEAR END

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options		Option Exercise	Option Expiration	No. of Shares or Units of Stock that Have Not	Market Value of Shares or Units of Stock that Have Not	Equity Incentive Plan Awards: No. of Unearned Shares, Units or Other Rights That Have Not
Name	Exercisable	Un-exercisable	Price ($)	Date	Vested (#)	Vested ($)	Vested

Grigorios Siokas	-	-	-	-	-	-	-

Georgios Terzis	25,000	-	$1.00	01/01/22	-	-	-

Dimitrios Goulielmos	-	-	-	-	-	-	-

John Hoidas	-	-	-	-	-	-	-

Demetrios G. Demetriades	-	-	-	-	-	-	-

Director Compensation

During the fiscal year ended December 31, 2021, no compensation was awarded to, earned by, or paid to our current director for services rendered in any capacities to us.

In the future we may grant options to our directors to purchase shares of common stock as determined by our Board of Directors or a compensation committee that may be established.

Stock Option Plans

We did not have a stock option plan as of December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of April 15 2022, for each of the following persons, after giving effect to the transaction under the Exchange Agreement:

•	all such directors and executive officers as a group; and
•	each person who is known by us to own beneficially five percent or more of our common stock prior to the change of control transaction.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. The percentage of class beneficially owned set forth below is based on 17,544,524 shares of common stock issued and outstanding on April 15, 2022. We calculated beneficial ownership according to Rule 13d-3 of the Securities Exchange Act of 1934, as amended as of that date (the “Exchange Act”). Shares of our Common Stock issuable upon exercise of options or warrants or conversion of Notes that are exercisable or convertible within sixty (60) days of April 15, 2022 are included as beneficially owned by the holder, but not deemed outstanding for computing the percentage of any other Stockholder for Percentage of Common Stock Beneficially Owned Immediately. Beneficial ownership generally includes voting and dispositive power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole dispositive power with respect to all shares beneficially owned.

Name and Address of Beneficial Owners of Common Stock (1)	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock

Grigorios Siokas	Common	7,724,539	44.0%

Dimitrios Goulielmos [2]	Common	540,000	3.1%
John J. Hoidas, Director		-	-
Peter Goldstein, Executive Director (3)		170,425	1.0%

DIRECTORS AND OFFICERS		8,434,964	48.1%

5% SHAREHOLDERS
None

_______________
(1)	Unless otherwise indicated, the address for each person is 141 West Jackson Boulevard, Suite 4236, Chicago, IL 60604
(2)

Mr. Goulielmos is the owner of Jaron Trading Limited a company that holds 40,000 common shares. Therefore Mr. Goulielmos, in addition to the 500,000 common shares that he personally owns, he controls the 40,000 that belongs to Jaron Trading Limited. Attributing these shares to Mr. Goulielmos gives him a voting block of 540,000 shares, or 3.1% of the issued and outstanding common stock of the Company at April 15, 2022.

(3)

50,000 shares are held of record by Exchange Listing LLC, a limited liability company, which Mr. Goldstein controls. 120,425 shares are held of record by PGS Ventures B.V., a company Mr. Goldstein controls.

Other than the shareholders listed above, we know of no other person who is the beneficial owner of more than five percent (5%) of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Grigorios Siokas

On May 10, 2021, the Company entered into a Debt Exchange agreement (“May Debt Exchange”) related to a lawsuit from on or about July 25, 2019, whereby Mark Rubenstein, individually and as a shareholder of the Company, brought the action styled Rubenstein v. Siokas, et al., Case No. 1:19-cv-06976-KPF (S.D.N.Y.) against Grigorios Siokas for recovery of alleged profits earned under Section 16(b) of the Securities Exchange Act of 1934. Although recovery was sought only from Mr. Siokas, the Company was also named as a nominal defendant. Both the Company and Mr. Siokas vigorously defended the lawsuit. On or about September, 18, 2020, in an effort to avoid the uncertainty of litigation and further legal expense, Mr. Siokas agreed to settle the lawsuit by agreeing to reimburse the Company a total of $600,000, payable as a combination of: (1) Mr. Siokas reimbursing the Company for Plaintiff’s attorneys’ fees, in an amount subsequently determined by the Court to be $120,000 plus $4,137 of litigation costs to be paid in cash, and (2) Mr. Siokas relieving the Company of certain debt owed to him. Mr. Siokas and the Company strongly opposed Plaintiff’s motion for attorneys’ fees. Pursuant to the terms of the May Debt Exchange the Company forgave $600,000 of the existing loan payable and recorded the forgiveness to additional paid in capital.

During the year ended December 31, 2021, the Company entered into various agreements (as defined in Note 6) with Mr. Siokas whereby the Company exchanged an aggregate total of $6,000,000 of debt into 1,000,000 shares of Common Stock at above market prices.

During the year ended December 31, 2021, the Company borrowed additional proceeds of €1,803,000 ($2,040,635), €230,000 ($275,306) and $4,061,215 and repaid €118,000 ($133,552) of these loans. Included in the $4,061,215 is a convertible promissory note issued to Mr. Siokas on July 20, 2021, for $2,000,000 in exchange for $2,000,000 in cash proceeds (the “July 20 Note”). The July 20 Note bears no interest and is convertible at any time into shares of the Company’s common stock at a conversion rate that exceeds the then current market price of the Company’s common stock. The Company determined that the conversion feature is equity in nature and that no beneficial conversion feature exists. The July 20 Note is carried at face value. During the year ending December 31, 2021, the Company converted $2,000,000 of the July 20 Note at a conversion price of $6.00 and issued 333,333 shares of common stock. As of December 31, 2021, the Company had an outstanding balance under these notes and loans of $1,293,472. Of the $1,293,472 outstanding balance, $0 is convertible in accordance with the July 20 Note.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the years ended December 31, 2021 and 2020, the Company recorded a loss of $21,446 and $27,114, respectively.

On December 20, 2018, the €1,500,000 ($1,718,400) note payable, originally borrowed pursuant to a Loan Agreement with a third-party lender, dated March 16, 2018, was transferred to Grigorios Siokas. The note bears an interest rate of 4.7% per annum and matured on March 18, 2019, pursuant to the original agreement. The note is not in default and the maturity date has been extended until December 31, 2021. As of December 31, 2020, the note had an outstanding principal balance of €400,000 ($489,200) and accrued interest of €158,287 ($193,585). As of December 31, 2021, the Company has an outstanding balance of €400,000 ($452,720) and accrued interest of €177,313 ($200,683).

Grigorios Siokas is the Company’s CEO and principal shareholder and is hence considered a related party to the Company.

Doc Pharma

As of December 31, 2021, the Company has a prepaid balance of $3,263,241 to Doc Pharma S.A. related to purchases of inventory. Additionally, the Company has a receivable balance of $2,645,021 and an accounts payable balance of $458,611. As of December 31, 2020, the Company has a prepaid balance of $3,468,653 to Doc Pharma S.A. related to purchases of inventory. Additionally, the Company had a receivable balance of $3,468,564.

During the years ended December 31, 2021 and 2020, the Company purchased a total of $3,022,714 and $5,983,809 of products from Doc Pharma S.A., respectively. During the years ended December 31, 2021 and 2020 the Company had $974,745 and $2,843,260 revenue from Doc Pharma S.A., respectively.

On October 10, 2020, the Company entered into a contract manufacturer outsourcing (“CMO”) agreement with Doc Pharma whereby Doc Pharma is responsible for the development and manufacturing of pharmaceutical products and nutritional supplements according to the Company’s specifications based on strict pharmaceutical standards and Good Manufacturing Practice (“GMP”) protocols, as the National Organization for Medicines requires. The Company has the exclusive ownership rights for trading and distribution of its own branded nutritional supplements named “Sky Premium Life®”. The duration of the agreement is for 5 years however either party may terminate the agreement at any time giving six-months advance notice. Doc Pharma is exclusively responsible for supplying the raw materials and packaging required to manufacture the final product. However, they are not responsible for potential delays that may arise, concerning their import. Doc Pharma is obliged to store the raw and packaging materials. The delivery of raw and packaging materials should be purchased at least 30 and 25 days, respectively, before the delivery date of the final product. The Manufacturer solely delivers the finished product to the Company. There is a minimum order quantity (“MoQ”) of 1,000 pieces per product code. Both parties have agreed that the Company will deposit 60% of the total cost upon agreement and assignment and 40% of the total cost including VAT charge upon the delivery date. The prices are indicative and are subject to amendments if the cost of the raw material or the production cost change. As of December 31, 2021, the Company has purchased €1,699,507 ($2,010,517) in inventory related to this agreement.

On May 17, 2021, Doc Pharma and the Company entered into a Research and Development (“R&D”) agreement whereby Doc Pharma is responsible for the research, development, design, registration, copy rights and licenses of 250 nutritional supplements for the final products called Sky Premium Life®. These products will be sold in Greece and abroad. The total cost of this project will be €1,425,000 plus VAT and will be done over three phases as follows: Design & Development (€725,000); Control and Product Manufacturing (€250,000) and Clinical Study and Research (€450,000). In the year ended December 31, 2021, SkyPharm bought 67 licenses at value of €261,300 ($295,739) from Doc Pharma which was the 18.33% of the total cost. The agreement will be terminated on December 31, 2025.

Doc Pharma S.A is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the wife of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma S.A. in the past.

Dimitrios Goulielmos

On November 21, 2014, SkyPharm entered into a Loan Agreement with Dimitrios Goulielmos, former Chief Executive Officer, and a current director of the Company, pursuant to which the Company borrowed €330,000 ($401,115) from Mr. Goulielmos. The Loan bore an interest rate of 2% per annum and was due and payable in full on May 11, 2015. As of December 31, 2021, the Company had an outstanding principal balance of €10,200 ($11,544) and €0 ($0) accrued interest.

Dimitrios Goulielmos is a current director and former CEO of the Company, and is hence considered a related party to the Company.

Item 14. Principal Accountant Fees and Services

On January 18, 2019, the Company’s Board of Directors approved the engagement of Armanino LLP (“Armanino”) as the Company’s new Independent Certified Public Accountants, and the Company entered into an engagement agreement with Armanino on January 18, 2019. Armanino performed the audit of the Company’s consolidated financial statements for the fiscal years ended December 31, 2021 and December 31, 2020 and issued the audit report in this Annual Report.

The following table presents: (1) estimated fees for professional audit services rendered by Armanino for the audit of our annual financial statements and for other services for the year ended December 31, 2021; and (2) fees for professional audit services rendered by MB for the audit of our annual financial statements and for other services for the years ended December 31, 2021 and 2020.

Financial Statements for the Year Ended	Audit Services	Audit Related Fees	Tax Fees	Other Fees
December 31, 2021
ARMANINO LLP	$189,000	-	-	-
December 31, 2020
ARMANINO LLP	$115,000	-	-	-

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

Audit Fees for the fiscal years ended December 31, 2021 and 2020 were for professional services rendered for the audits and quarterly reviews of the financial statements of the Company, consents, and other assistance required to complete the year-end audit of the financial statements.

As the Company has a formal audit committee, the services described above were approved by the audit committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X.Further, as the Company has a formal audit committee, the Company has audit committee pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Document Description

2.1	Share Exchange Agreement by and among Prime Estates and Developments Inc. and Amplerissimo dated September 27, 2013 (14)

3.1	Amended and Restated Articles of Incorporation of the Registrant (1)

3.2	Correction to Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock dated February 24, 2022 (2)

3.3	Amended and Restated Bylaws of the Registrant (1)

4.1	Form of Securities Purchase Agreement dated November 15, 2017 by and among Cosmos Holdings Inc. and the Buyers listed (10)

4.2	Form of Senior Convertible Note (10)

4.3	Form of Warrant to Purchase Common Stock (10)

4.4	Form of Leak-Out Agreement (10)

4.5	Form of Registration Rights Agreement (10)

4.6	Form of Amendment and Exchange Agreement (12)

4.7	Form of Senior Convertible Note (12)

4.8	Common Stock Purchase Warrant issued to Roth Capital Partners (11)

4.9	Securities Purchase Agreement dated September 4, 2018, by and among Cosmos Holdings Inc. and the Buyers listed (15)

4.10	Senior Convertible Note dated September 4, 2017 issued to Hudson Bay Master Fund (15)

4.11	Senior Convertible Note dated September 4, 2018 issued to Alto Opportunity Master Fund, SPC-Segregated Master Portfolio B (15)

4.12	Warrant dated September 4, 2018 issued to Hudson Bay Master Fund (15)

4.13	Warrant dated September 4, 2018 issued to Alto Opportunity Master Fund, SPC-Segregated Master Portfolio B (15)

4.14	Registration Rights Agreement dated September 4, 2018 (15)

4.15	Leak-Out Agreement dated September 4, 2018 between Cosmos Holdings Inc. and Hudson Bay Master Fund (15)

4.16	Leak-Out Agreement dated September 4, 2018 between Cosmos Holdings Inc. and Alto Opportunity Master Fund, SPC-Segregated Master Portfolio B (15)

4.17	Common Stock Purchase Warrant dated September 4, 2017 issued to Roth Capital Partners LLC (15)

4.18	Form of Second Amendment and Exchange Agreement (20)

4.19	Form of Senior Convertible Note (20)

4.20	Stock Purchase Agreement dated as of February 18, 2019 between Alto Opportunity Master Fund SPC, Segregated Master Portfolio B and the Registrant (25)

10.1	Stock Purchase Agreement, dated November 4, 2015, by and between Grigorios Siokas and Dimitrios S. Goulielmos (3)

10.2	Loan Facility Agreement, dated as of August 4, 2016, by and among SkyPharm S/A, Grigorios Siokas, as Guarantor and Synthesis Peer to Peer Income Fund. (4)

10.3	Pledge Agreement, by and between Grigorios Siokas and Synthesis Peer-to Peer Income Fund (4)

10.4

First Deed of Amendment relating to Loan Facility Agreement, dated as of August 4, 2016, by and among Sky Pharm S.A., as Borrower, Grigorios Siokas, as Guarantor and Synthesis Peer-to Peer Income Fund (5)

10.5	Intellectual Property Sale Agreement, dated as of October 1, 2016, by and among the Company, Anastasios Tsekas and Olga Parthenea Georgatsou (6)

10.6	Amended and Restating Loan Facility Agreement, dated as of March 23, 2017, by and among SkyPharm S.A., as Borrower, Grigorios Siokas, as Guarantor and Synthesis Peer-to Peer Income Fund, as Lender (7)

10.7	Trade Finance Facility Offer Letter, dated as of April 10, 2017, by and between Decahedron Ltd. and Synthesis Structured Commodity Trade Finance Limited. (8)

10.8	Trade Finance Facility Agreement, dated as of April 10, 2017, by and between Decahedron Ltd. and Synthesis Structured Commodity Trade Finance Limited. (8)

10.9	Cross Guarantee and Indemnity Agreement, dated as of April 10, 2017, by and among Cosmos Holdings Inc., Decahedron Ltd. and Synthesis Structured Commodity Trade Finance Limited. (8)

10.10	Security Assignment of Receivables and other Contractual Rights, dated as of April 10, 2017, by and between Decahedron Ltd. and Synthesis Structured Commodity Trade Finance Limited. (8)

10.11	Trade Finance Facility Agreement, dated May 12, 2017 by and between SkyPharm S.A and Synthesis Structured Commodity Finance Limited. (9)

42

10.12

Cross Guarantee and Indemnity Agreement dated May 12, 2017 by and between SkyPharm S.A., as Commodity Buyer, Cosmos Holdings Inc. as Guarantor and Synthesis Structured Commodity Trade Finance Limited (9)

10.13	Security Assignment of Receivables and other Contractual Rights, dated May 12, 2017 by and between SkyPharm S.A and Synthesis Structured Commodity Trade Finance Limited (9)

10.14	Distribution and Equity Acquisition Agreement Effective as of March 19, 2018 by and between Cosmos Holdings, Inc. and Marathon Global Inc. (13)

10.15	First Amendment to Share Exchange Agreement dated May 24, 2018 (16)

10.16	Stock Purchase Agreement dated as of June 23, 2018 by and among Cosmofarm Ltd., Deepdae Holdings Ltd. and Cosmos Holdings Inc. (17)

10.17	Share Exchange Agreement dated as of June 26, 2018 with Marathon Global Inc. (18)

10.18	Share Purchase Agreement dated September 30, 2018 by and between Cosmos Holdings Inc. and Abbydale Management Ltd. (52)

10.19	Further Amendment dated October 17, 2018 to Supplemental Deed dated May 16, 2018 by and among SkyPharm S.A., Cosmos Holdings Inc. and Synthesis Structured Commodity Trade Finance Limited (21)

10.20	Form of Third Amendment and Exchange Agreement (22)

10.21	Form of Exchange Warrant (22)

10.22	Form of Leak-Out Agreement (22)

10.23	Amendment dated as of December 19, 2018 to Stock Purchase Agreement dated as of June 23, 2018 by and among Cosmofarm Ltd., Deepdae Holding Ltd. and Cosmos Holdings Inc. (23)

10.24	Promissory Note dated December 19, 2018 from Cosmos Holdings Inc. to Deepdae Holding Ltd. (23)

10.25	Stock Purchase Agreement dated as of February 5, 2019 (24)

10.26	Stock Purchase Agreement dated as of February 18, 2019 (25)

10.27

Amendment dated as of December 19, 2018 to Stock Purchase Agreement dated as of June 23, 2018 by and among Cosmofarm Ltd., Deepdae Holding Ltd. and Cosmos Holdings Inc. filed with Form 8-K on December 20, 2018 (23)

10.28	Promissory Note dated December 19, 2018 from Cosmos Holdings Inc. to Deepdae Holding Ltd. filed with Form 8-K on December 20, 2018 (23)

10.29	Form of Senior Promissory Note (26)

10.30	Form of Guaranty Agreement (26)

10.31	Assumption Contract for the Design, Development and Production of Dietary Supplements dated March 10, 2017 by and between SkyPharm and Doc Pharma S.A. (27)

10.32	Form of Securities Purchase Agreement by and Among Cosmos Holdings Inc and the Buyer (28)

10.33	Form of Senior Convertible Note (28)

10.34	Debt Exchange Agreement dated May 28, 2019 (29)

10.35	Debt Exchange Agreement dated June 24,2019 (30)

10.36	Form of Forbearance and Amendment Agreement (31)

10.37	Form of Senior Promissory Note dated May 5, 2020 for $2,000,000 (32)

10.38	Form of Senior Promissory Note dated May 8, 2020 for $2,000,000 (32)

10.39	Form of Senior Promissory Note dated May 18, 2020 for $2,000,000 (33)

10.40	Form of Senior Promissory Note dated July 3, 2020 for $5,000,000 (33)

10.41	Agreement dated June 30, 2020 by and among Synthesis Peer-to-Peer Income Fund, Sky Pharm S.A. and Grigorios Siokas (33)

10.42	Second Forbearance and Amended Agreement dated September 23, 2020 by and between Hudson Bay Master Fund Ltd. and the Registrant (34)

10.43	Advisory Agreement dated October 8, 2020 by and between the Registrant and PGS Ventures B.V. (35)

10.44	Advisory Agreement dated October 5, 2020 by and between Greg Siokas and PGS Ventures B.V. (36)

10.45	Advisory Agreement dated October 5, 202 by and between the Registrant and PGS Ventures B.V (36)

10.46	Senior Promissory Note dated August 4, 2020 for $3,000,000 (37)

10.47	Employment Agreement dated January 1, 2019 by and between the Registrant and Georgios Terzis (37)

10.48	Debt Exchange Agreement dated December 21, 2020 by and among the Registrant, Grigorios Siokas and an unaffiliated lender (39)

10.49	Debt Exchange Agreement dated October 29, 2020 by and among the Registrant, Grigorios Siokas and an unaffiliated lender (40)

10.50	Amended and Restated Debt Exchange Agreement dated as of February 5, 2021 (41)

10.51	Consulting Agreement dated as of February 5, 2021 by and between the Registrant and an unaffiliated consultant (42)

10.52	Addendum to Consulting Agreement dated as of February 5, 2021 by and between the Registrant and an unaffiliated consultant (42)

10.53	Debt Exchange Agreement dated May 10, 2021 by and between the Registrant and Grigorios Siokas (43)

10.54	Third Forbearance and Amendment Agreement dated June 18, 2021 by and between Hudson Bay Master Fund Ltd. and the Registrant (44)

10.55	Debt Exchange Agreement dated June 23, 2021 by and between the Registrant and Grigorios Siokas (45)

10.56	Debt Exchange Agreement dated July 13, 2021 by and between the Registrant and Grigorios Siokas (46)

10.57	Convertible Promissory Note dated July 20, 2021 payable to Grigorios Siokas (47)

10.58	Debt Exchange Agreement dated August 4, 2021 by and between a senior institutional lender, the Registrant, SkyPharm S.A. and Grigorios Siokas (48)

10.59	Capital Market Advisory Agreement dated as of July 1, 2021 and Exchange Listing LLC (49)

10.60	Form of Securities Purchase Agreement dated as of September 17, 2021 (50)

10.61	Form of Registration Rights Agreement dated as of September 17, 2021 (50)

10.62	Form of Convertible Promissory Note (50)

10.63	Form of Warrant to Purchase Common Stock (51)

10.64	Form of Securities Purchase Agreement dated February 2022 (51)

10.65	Form of Registration Rights Agreement (51)

14.1	Code of Ethics (19)

16.1	Letter from Malone Bailey LLP dated January 23, 2019 (35)

21*	List of Subsidiaries

31.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.*

46

___________________
*	Filed with this Report

(1)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on October 12, 2021.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on March 1, 2022.

(3)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on November 9, 2015.

(4)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on August 16, 2016.

(5)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on September 16, 2016.

(6)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on October 5, 2016.

(7)	Incorporated by reference to the Current Report on Form 8-K/A filed by the Registrant on March 28, 2017.

(8)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on April 14, 2017.

(9)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on May 18, 2017.

(10)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on November 16, 2017.

(11)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on December 27, 2017.

(12)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on February 21, 2018.

(13)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on March 19, 2018.

(14)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on October 3, 2013.

(15)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on September 5, 2018.

(16)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on May 31, 2018.

(17)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on June 26, 2018.

(18)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on July 19, 2018.

(19)	Incorporated by reference to the filing of the Annual Report on Form 10-K filed by the Registrant on April 17, 2018.

(20)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on September 27, 2018.

(21)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on October 19, 2018.

(22)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on December 13, 2018.

(23)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on December 21, 2018.

(24)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on February 6, 2019.

(25)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on February 19, 2019.

(26)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on April 4, 2019.

(27)	Incorporated by reference to Registration Statement on Form S-1/A (No. 333-222061) filed by the Registrant on January 31, 2018.

(28)	Incorporated by reference to the filing of the Quarterly Report on Form 10-Q filed by the Registrant on May 16, 2019.

(29)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on May 28, 2019.

(30)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on June 25, 2019.

(31)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on March 23, 2020.

(32)	Incorporated by reference to the filing of the Quarterly Report on Form 10-Q filed by the Registrant on May 15, 2020.

(33)	Incorporated by reference to the filing of the Current Report on Form 10-Q filed by the Registrant on August 13, 2020.

(34)	Incorporated by reference to the filing of the Report on Form 8-K filed by the Registrant on September 24, 2020.

(35)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on October 21, 2020.

(36)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on November 13, 2020.

(37)	Incorporated by reference to the filing of the Quarterly Report on Form 10-Q filed by the Registrant on November 16, 2020.

(38)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on November 17, 2020.

(39)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on December 22, 2020.

(40)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on March 11, 2021.

(41)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on April 2, 2021.

(42)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on April 8, 2021.

(43)	Incorporated by reference to the filing of the Quarterly Report on Form 10-Q filed by the Registrant on May 17, 2021.

(44)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on June 21, 2021.

(45)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on June 25, 2021.

(46)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on July 14, 2021.

(47)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on July 27, 2021.

(48)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on August 10, 2021.

(49)	Incorporated by reference to the filing of the Current Report on Form 10-Q filed by the Registrant on August 16, 2021.

(50)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on September 21, 2021.

(51)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on March 1, 2022.

(52)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on October 4, 2018

Item 16. Form 10-K Summary

None.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cosmos Holdings Inc.

Date: April 15, 2022	By:	/s/ Grigorios Siokas
Grigorios Siokas

In accordance with the Exchange Act, this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Grigorios Siokas	Chief Executive Officer and Director	April 15, 2022
Grigorios Siokas	(Principal Executive Officer)

/s/ Georgios Terzis	Chief Financial Officer	April 15, 2022
Georgios Terzis	(Principal Financial Officer, and Principal Accounting Officer)

/s/ Dimitrios Goulielmos	Director	April 15, 2022
Dimitrios Goulielmos

/s/ Demetrios G. Demetriades	Secretary and Director	April 15, 2022
Demetrios G. Demetriades

/s/ John J. Hoidas	Director	April 15, 2022
John J. Hoidas

/s/ Peter Goldstein	Executive Director	April 15, 2022
Peter Goldstein

88