Form 10-Q
period 2022-03-31
Cosmos Holdings Inc.
filed 2022-05-17
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

Commission file number: 000-54436

COSMOS HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	27-0611758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

141 West Jackson Blvd, Suite 4236 Chicago, Illinois	60604
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (312) 536-3102

N/A

(Former name, former address and former three months, if changed since last report)

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, $.001 par value	COSM	The Nasdaq Capital Market

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

As of May 17, 2022, there were 19,106,625 shares issued and 18,719,201 shares outstanding of the registrant’s common stock.

COSMOS HOLDINGS INC.

 COSMOS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,010,427	$286,487
Accounts receivable, net	26,094,450	26,858,114
Accounts receivable - related party	2,844,572	2,901,300
Marketable securities	12,551	11,468
Inventory	4,007,977	3,147,276
Loans receivable	375,195	377,590
Prepaid expenses and other current assets	1,944,720	2,987,687
Prepaid expenses and other current assets - related party	4,368,794	3,263,241
Operating lease right-of-use asset	775,545	834,468
Financing lease right-of-use asset	192,822	211,099

TOTAL CURRENT ASSETS	41,627,053	40,878,730

Property and equipment, net	1,777,889	1,888,052
Goodwill and intangible assets, net	464,630	485,767
Loans receivable - long term portion	4,227,268	4,410,689
Other assets	909,581	915,250
Deferred tax assets	767,267	850,774

TOTAL ASSETS	$49,773,688	$49,429,262

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,781,189	$12,126,626
Accounts payable and accrued expenses - related party	220,887	599,125
Accrued interest	1,033,866	1,019,889
Lines of credit	4,362,327	4,743,557
Convertible notes payable, net of unamortized discount of $191,085 and $258,938, respectively	448,915	381,062
Derivative liability - convertible note	30,664	45,665
Notes payable	6,143,075	5,462,504
Notes payable - related party	455,035	464,264
Loans payable	1,000,000	1,000,000
Loans payable - related party	1,703,881	1,293,472
Taxes payable	1,192,178	1,324,722
Operating lease liability, current portion	158,359	138,450
Financing lease liability, current portion	71,861	73,078
Other current liabilities	1,193,683	1,255,824

TOTAL CURRENT LIABILITIES	29,795,920	29,928,238

Share settled debt obligation	1,554,590	1,554,590
Lines of credit - long-term portion	185,872	366,171
Notes payable - long term portion	6,885,806	12,356,384
Operating lease liability, net of current portion	617,183	696,015
Financing lease liability, net of current portion	131,016	148,401

TOTAL LIABILITIES	39,170,387	45,049,799

Commitments and Contingencies (see Note 14)	-	-

MEZZANINE EQUITY
Preferred stock, $0.001 par value; 100,000,000 shares authorized:
Series A preferred stock, stated value $1,000 per share, 6,000,000 shares authorized; 6,000 and 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021; liquidation preference of $6,000,000 and $0, respectively	5,452,300	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized; 18,611,980 and 17,544,509 shares issued and 18,224,556 and 17,157,085 outstanding as of March 31, 2022 and December 31, 2021, respectively	18,611	17,544
Additional paid-in capital	40,648,106	39,675,753
Treasury stock, 387,424 and 387,424 shares as of March 31, 2022 and December 31, 2021	(816,707)	(816,707)
Accumulated deficit	(34,142,159)	(34,345,506)
Accumulated other comprehensive loss	(556,850)	(151,621)

TOTAL STOCKHOLDERS' EQUITY	5,151,001	4,379,463

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY	$49,773,688	$49,429,262

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2022	2021

REVENUE	$13,071,800	$11,619,076

COST OF GOODS SOLD	11,179,868	10,617,741

GROSS PROFIT	1,891,932	1,001,335

OPERATING EXPENSES
General and administrative expenses	868,639	1,688,712
Salaries and wages	521,471	531,556
Sales and marketing expenses	146,949	405,092
Depreciation and amortization expense	112,622	107,073
TOTAL OPERATING EXPENSES	1,649,681	2,732,433

INCOME (LOSS) FROM OPERATIONS	242,251	(1,731,098)

OTHER INCOME (EXPENSE)
Other expense, net	(54,812)	(178,211)
Interest expense	(584,176)	(731,826)
Interest income	64,827	-
Non-cash interest expense	(260,527)	(50,109)
Gain on equity investments, net	1,678	440
Gain on extinguishment of debt	1,004,124	445,636
Change in fair value of derivative liability	15,001	61,373
Foreign currency transaction, net	(159,352)	(306,020)
TOTAL OTHER INCOME (EXPENSE), NET	26,763	(758,717)

INCOME (LOSS) BEFORE INCOME TAXES	269,014	(2,489,815)

BENEFIT FROM (PROVISION FOR) INCOME TAXES	(65,667)	315,912

NET INCOME (LOSS)	203,347	(2,173,903)

Deemed dividend on warrants	(5,788,493)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(5,585,146)	(2,173,903)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment, net	(405,229)	(473,578)

TOTAL COMPREHENSIVE LOSS	$(5,990,375)	$(2,647,481)

BASIC NET LOSS PER SHARE	$(0.31)	$(0.14)
DILUTED NET LOSS PER SHARE	$(0.31)	$(0.14)

Basic	17,755,516	15,034,219
Diluted	17,755,516	15,034,219

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) AND MEZZANINE EQUITY

									Accumulated
	Preferred Stock		Common Stock		Additional	Treasury Stock			Other	Total
	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	No. of Shares	Value	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders' Deficit

Balance at January 1, 2021	-	$-	13,485,128	$13,484	$14,333,285	(415,328)	$(611,854)	$(18,750,824)	$854,896	$(4,161,013)
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	(473,578)	(473,578)
Sale of treasury stock to third party	-	-	-	-	249,350	65,000	650	-	-	250,000
Restricted stock issued to a consultant	-	-	1,800,000	1,800	1,187,650					1,189,450
Conversion of notes payable into shares of common stock	-	-	781,819	782	2,563,582	-	-	-	-	2,564,364
Net loss	-	-	-	-	-	-	-	(2,173,903)	-	(2,173,903)
Balance at March 31, 2021	-	$-	16,066,947	$16,066	$18,333,867	(350,328)	$(611,204)	$(20,924,727)	$381,318	$(2,804,680)

									Accumulated
	Preferred Stock		Common Stock		Additional	Treasury Stock			Other	Total
	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	No. of Shares	Value	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity

Balance at January 1, 2022	-	$-	17,544,509	$17,544	$39,675,753	(387,424)	$(816,707)	$(34,345,506)	$(151,621)	$4,379,463
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	(405,229)	(405,229)
Issuance of Series A preferred stock, net of issuance costs of $547,700	6,000	5,452,300	-	-	-	-	-	-	-	-
Conversion of notes payable into shares of common stock	-	-	238,000	238	973,182	-	-	-	-	973,420
Cashless exercise of warrants	-	-	829,471	829	(829)	-	-	-	-	-
Net income	-	-	-	-	-	-	-	203,347	-	203,347
Balance at March 31, 2022	6,000	$5,452,300	18,611,980	$18,611	$40,648,106	$(387,424)	$(816,707)	$(34,142,159)	$(556,850)	$5,151,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$203,347	$(2,173,903)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used In Operating Activities:
Depreciation and amortization expense	93,042	80,318
Amortization of right-of-use assets	19,580	26,755
Amortization of debt discounts and accretion of debt	260,527	50,109
Lease expense	54,124	64,543
Interest on finance leases	3,507	4,453
Stock-based compensation	-	1,189,450
Deferred income taxes	62,594	(329,586)
Gain on extinguishment of debt	(1,004,124)	(445,636)
Change in fair value of the derivative liability	(15,001)	(61,373)
(Gain) loss on change in fair value of equity investments	(1,678)	440
Changes in Assets and Liabilities:
Accounts receivable	226,934	729,802
Accounts receivable - related party	(10,967)	197,334
Inventory	(934,400)	(246,664)
Prepaid expenses and other assets	141,119	(1,088,881)
Prepaid expenses and other current assets - related party	(1,183,403)	(196,436)
Other assets	-	157,915
Accounts payable and accrued expenses	300,913	847,525
Accounts payable and accrued expenses - related party	(370,694)	25,996
Accrued interest	20,356	438,149
Lease liabilities	(54,241)	(36,772)
Taxes payable	(107,462)	-
Other current liabilities	(23,438)	122,081
Other liabilities	(17,911)	(20,958)
NET CASH USED IN OPERATING ACTIVITIES	(2,337,276)	(665,339)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from loan receivable	91,661	-
Purchase of property and equipment	(4,438)	(2,310)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	87,223	(2,310)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of convertible note payable	-	(180,000)
Proceeds from convertible note payable	-	100,000
Payment of note payable	(2,263,471)	-
Payment of related party loan	(22,432)	(65,761)
Proceeds from related party loan	460,034	398,457
Payment of lines of credit	(6,244,162)	(6,219,899)
Proceeds from lines of credit	5,779,114	6,123,067
Proceeds from issuance of Series A Preferred Stock	5,452,300	-
Payments of finance lease liability	(22,622)	(25,746)
Financing fees	(224,320)	-
Proceeds from sale of treasury stock	-	250,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,914,441	380,118

Effect of exchange rate changes on cash	59,552	90,943

NET CHANGE IN CASH	723,940	(196,588)

CASH AT BEGINNING OF PERIOD	286,487	628,395
CASH AT END OF PERIOD	$1,010,427	$431,807

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$281,889	$208,565
Income tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Conversion of notes payable to common stock	$973,420	$2,564,364
Deemed dividend on warrants upon issuance of Series A preferred stock	$5,788,493	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

NOTE 1 – BASIS OF PRESENTATION

The terms “COSM,” “we,” “the Company,” and “us” as used in this report refer to Cosmos Holdings, Inc. The accompanying unaudited condensed consolidated balance sheet as of March 31, 2022 and unaudited condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2022 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of COSM, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“Form 10-K”). The accompanying condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet.

NOTE 2 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

The Company is a publicly traded international pharmaceutical company with extensive and established distribution network across the EU through its subsidiaries, Decahedron (UK), SkyPharm (Greece) and Cosmofarm (Greece). We are a diversified and vertically integrated broad line pharmaceutical company with our own proprietary line of branded nutraceuticals.

The Company was incorporated in the State of Nevada under the name Prime Estates and Developments, Inc. on July 21, 2009, and on November 14, 2013, we changed our name to Cosmos Holdings, Inc. Through its acquisition of Amplerissimo Ltd, on September 27, 2013, the Company changed its principal activities into trading of products, providing representation, and provision of consulting services to various sectors. On August 1, 2014, the Company formed SkyPharm S.A., a Greek Company (“SkyPharm”), a subsidiary that focuses on the trading, sourcing and export of nutraceutical products. In February 2017, the Company acquired Decahedron Ltd., a UK Company (“Decahedron”) which is a fully licensed wholesaler of pharmaceutical products, and its primary activity is the distribution, import and export of pharmaceuticals.

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

Going Concern

The Company’s condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the continuation of the Company as a going concern. For the three months ended March 31, 2022, the Company had revenue of $13,071,800, net income of $203,347 and net cash used in operations of $2,337,276. Additionally, as of March 31, 2022, the Company had working capital of $11,831,133, an accumulated deficit of $34,142,159, and stockholders’ equity of $5,151,001. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing.

The Company has undergone strategic review processes to help find a definitive solution to the Company’s accumulated deficit constraints. Options under consideration in the strategic review process include, but are not limited to, securing new debt, exchange debt to equity, restructuring current debt facilities from short term to long term and taking the proper actions for new fund raising.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Effects of COVID-19

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur, and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2022, and December 31, 2021, there were no cash equivalents.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

The Company maintains bank accounts in the United States denominated in U.S. Dollars and in Greece and in Bulgaria all of them denominated in Euros. The Company also maintains bank accounts in the United Kingdom, denominated in Euros and Great Britain Pounds (British Pounds Sterling).

Reclassifications to Prior Period Financial Statements and Adjustments

Certain reclassifications have been made in the Company’s financial statements of the prior period to conform to the current year presentation. As of December 31, 2021, $7,393 in accumulated depreciation has been reclassified from property and equipment to accumulated amortization of goodwill and intangible assets and $4,772 was reclassified from prepaid expenses and other current assets to marketable securities on the unaudited condensed consolidated balance sheet. For the three months ended March 31, 2021, $531,556 was reclassified from general and administrative expenses to salaries and wages on the unaudited condensed consolidated statements of operations and comprehensive income. Additionally, for the three months ended March 31, 2021, $1,333 was reclassified from customer deposits to other current liabilities on the unaudited condensed consolidated statement of cash flows. These reclassifications have no impact on previously reported net income.

Account Receivable, net

Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts against gross accounts receivable reflects the best estimate of probable losses inherent in the receivables’ portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. At March 31, 2022 and December 31, 2021, the Company’s allowance for doubtful accounts was $1,668,893 and $1,702,743, respectively.

Tax Receivable

The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of its business in most of the countries in which it operates related to the procurement of merchandise and/or services it acquires and/or on sales and taxable income. The Company also collects VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services it sells. If the output VAT exceeds the input VAT, this creates a VAT payable to the government. If the input VAT exceeds the output VAT, this creates a VAT receivable from the government. The VAT tax return is filed on a monthly basis offsetting the payables against the receivables. In observance of EU regulations for intra-EU cross-border sales, our subsidiaries in Greece, SkyPharm and Cosmofarm, do not charge VAT for sales to wholesale drug distributors registered in other European Union member states. The net VAT receivable is recorded in prepaid expense and other current assets on the condensed consolidated balance sheets. As of March 31, 2022 and December 31, 2021, the Company had a VAT net payable balance of $376,656 and $400,616 respectively, recorded in the condensed consolidated balance sheet as accounts payable and accrued expenses.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

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

Depreciation expense was $84,884 and $71,471 for the three months ended March 31, 2022 and 2021, respectively.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 5 years for its pharmaceuticals and nutraceuticals products license. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. As of March 31, 2022, no revision to the remaining amortization period of the intangible assets was made.

Amortization expense was $8,158 and $8,158 for the three months ended March 31, 2022 and 2021, respectively.

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

As of March 31, 2022, investments consisted of 3,000,000 shares, which traded at a closing price of $0 per share or a value of $0 of ICC International Cannabis Corp and 16,666 shares which traded at a closing price of $0.41 per share or value of $6,822 of National Bank of Greece. Additionally, the Company has $5,729 in equity securities of Pancreta Bank, which are revalued annually. See Note 3, for additional investments in equity securities.

Fair Value Measurement

The Company applies ASC 820, Fair Value Measurements and Disclosures, (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

The following tables presents assets that are measured and recognized at fair value as of March 31, 2022 and December 31, 2021, on a recurring basis:

	March 31, 2022			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – ICC International Cannabis Corp.	$-	$-	-	$-
Marketable securities – National Bank of Greece	6,822	-	-	6,822
Equity securities – Pancreta Bank	-	5,729	-	5,729
	$6,822	$5,729		$12,551

	December 31, 2021			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – ICC International Cannabis Corp.	$-	$-	-	$-
Marketable securities – National Bank of Greece	6,696	-	-	6,696
Equity securities – Pancreta Bank	-	4,772	-	4,772
	$6,696	$4,772		$11,468

In addition, FASB ASC 825-10-25, Fair Value Option, (“ASC 825-10-25”), expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

Derivative Instruments

Derivative financial instruments are recorded in the accompanying condensed consolidated balance sheets at fair value in accordance with ASC 815. When the Company enters into a financial instrument such as a debt or equity agreement (the “host contract”), the Company assesses whether the economic characteristics of any embedded features are clearly and closely related to the primary economic characteristics of the remainder of the host contract. When it is determined that (i) an embedded feature possesses economic characteristics that are not clearly and closely related to the primary economic characteristics of the host contract, and (ii) a separate, stand-alone instrument with the same terms would meet the definition of a financial derivative instrument, then the embedded feature is bifurcated from the host contract and accounted for as a derivative instrument. The estimated fair value of the derivative feature is recorded in the accompanying consolidated balance sheets separately from the carrying value of the host contract. Subsequent changes in the estimated fair value of derivatives are recorded as a gain or loss in the Company’s consolidated statements of operations.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

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

Foreign Currency Translation and Transactions

Assets and liabilities of all foreign operations are translated at year-end rates of exchange, and amounts included in the accompanying condensed statements of operations and comprehensive income (loss) are translated at the average rates of exchange for the year. Gains or losses resulting from translating foreign currency financial statements are accumulated in a separate component of stockholders’ deficit until the entity is sold or substantially liquidated.

Gains or losses from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency) are included in comprehensive income (loss).

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

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At March 31, 2022 the Company has maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

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

	Three Months Ended March 31,
	2022	2021
Weighted average number of common shares outstanding-Basic	17,755,516	15,034,219
Potentially dilutive common stock equivalents	-	-
Weighted average number of common and equivalent shares outstanding - Diluted	17,755,516	15,034,219

Common stock equivalents are included in the diluted income per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented.

Recent Accounting Pronouncements

On October 2021, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. The new guidance creates an exception to the general recognition and measurement principles of ASC 805, Business Combinations. The new guidance should be applied prospectively and is effective for all public business entities for fiscal years beginning after December 15, 2022 and include interim periods. The guidance is effective for all other entities for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects of the adoption of ASU No. 2021-08 on its consolidated financial statements.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

The Company determined the fair value of both exchanges based on an actively quoted stock price of ICC received in exchange for the Marathon shares. The Company continues to fair value its investment in ICC with changes recognized in earnings each period and was recorded as an unrealized gain on exchange of investment during the six months ended March 31, 2022 of $0. The value of the investments as of March 31, 2022 and December 31, 2021, was $0 and $0, respectively.

Since no value was attributed to the 33 1/3% equity ownership interest in Marathon received as consideration for the distribution services, the Company would receive variable consideration in future for its services under the Distribution and Equity Acquisition Agreement, if certain milestones are achieved. Refer to Note 12 for the accounting associated with the cash of CAD $2 million received upfront. Variable consideration to be received in the future upon achieving the gross sales milestones described above, is constrained as the Company estimates that it is probable that a significant reversal of revenue could occur. In assessing the constraint, the Company considered its limited experience with the Products, new geographic markets and similar transactions, which affect the Company’s ability to estimate the likelihood of a probable revenue reversal. Therefore, no revenue has been recognized for the period ended March 31, 2022. The Company will continue to reassess variable consideration at each reporting period and update the transaction price when it becomes probable that a significant revenue reversal would not occur.

As of March 31, 2022, in addition to the 3,000,000 ICC shares valued at $0, as noted above, marketable securities also consisted of the following: 16,666 shares which traded at a closing price of $0.41 per share or value of $6,822 of National Bank of Greece. Additionally, the Company has $5,729 in equity securities of Pancreta Bank, which are revalued annually. The Company recorded a net unrealized gain on the fair value of these investments of $1,678 during the three months ended March 31, 2022.

CosmoFarmacy LP

In September 2019, the Company entered into an agreement with an unaffiliated third party to incorporate CosmoFarmacy L.P. for the purpose of providing strategic management consulting services and the retail trade of pharmaceutical products, and OTC to pharmacies. CosmoFarmacy was incorporated with a 30-year term through May 31, 2049. The unaffiliated third party is the general partner (the “GP”) of the limited partnership and is responsible for management and decision-making associated with CosmoFarmacy. The initial share capital was set to EUR 150,000 which was later increased to EUR 500,000. The GP contributed the pharmacy license (the “License”) valued at EUR 350,000 (30-year term) to operate the business of CosmoFarmacy in exchange for a 70% equity ownership. The Company is a limited partner and contributed cash of EUR 150,000 for the remaining 30% equity ownership. CosmoFarmacy is not publicly traded and the Company’s investment has been recorded using the equity method of accounting. The value of the investment as of March 31, 2022 and December 31, 2021 was $166,395 and $169,770, respectively, and is included in “Other assets” in the accompanying condensed consolidated balance sheet.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2022	December 31, 2021
Leasehold improvements	$508,920	$519,278
Vehicles	94,735	96,657
Furniture, fixtures and equipment	2,027,470	2,065,100
Computers and software	140,452	141,490
	2,771,577	2,822,525
Less: Accumulated depreciation and amortization	(993,688)	(934,473)
Total	$1,777,889	$1,888,052

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following at:

	March 31, 2022	December 31, 2021
License	$339,860	$345,739
Trade name / mark	36,997	36,997
Customer base	176,793	176,793
	553,650	559,529
Less: Accumulated amortization	(138,717)	(123,459)
Subtotal	414,933	436,070
Goodwill	49,697	49,697
Total	$464,630	$485,767

NOTE 6 – LOAN RECEIVABLE

On October 30, 2021, the Company entered into an agreement for a ten-year loan with a third-party to memorialize €4,284,521 ($4,849,221) in prepayments the Company had made. Interest is calculated at a rate of 5.5% per annum on a 360-day basis. Under the terms of the agreement, the Company is to receive 120 equal payments over the term of the loan. As of December 31, 2021, the Company had a short-term receivable balance of $377,590 and a long-term receivable balance of $4,410,689 under this loan. During the three months ended March 31, 2022, the Company received €81,696 ($90,626) in principal payments such that as of March 31, 2022, the Company had a short-term receivable balance of $375,195 and a long-term receivable balance of $4,227,268 under this loan.

NOTE 7 – INCOME TAXES

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the three months ended March 31, 2022 and 2021.

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

As of March, 31 2022 and 2021, the Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily due to a valuation allowance recorded against net deferred tax assets in in the United States.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. As of March 31, 2022 and December 31, 2021, the Company has maintained a valuation allowance against all net deferred tax assets in the United States only. Foreign valuation allowances were reversed on December 31, 2020.

For the three months ended March 31, 2022 and 2021, the Company has recorded a tax benefit (expense) in any jurisdiction where it is subject to income tax, in the amount of ($65,667) and $315,912, respectively, on the condensed consolidated statement of operations and comprehensive income (loss).

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

NOTE 8 – CAPITAL STRUCTURE

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock, of which 6,000,000 are designated as Series A convertible preferred stock. The preferred stock has liquidation preference over the common stock and are non-voting. As of March 31, 2022 and December 31, 2021, 6,000 and 0, respectively, preferred shares have been issued.

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

The Series A Preferred Stock is convertible into the Company’s Common Stock as determined by dividing the number of shares of Series A Preferred Stock to be converted by the lower of (i) $4.00 or (ii) 80% of the average volume weighted average price for the Company’s Common Stock for the five (5) days prior to the date of Uplisting, subject to a floor of $3.00 (the “Conversion Price”).

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

The Private Placement consisted of the sale of 6,000 shares of the Company’s Series A Convertible Preferred Stock, or the Series A Shares, at a price of $1.000 per share, and 2,000,000 warrants to purchase shares of common stock, or the Warrants, for aggregate gross proceeds of approximately $6 million. The Warrants are exercisable to purchase shares of common stock at $3.30 per share, or 110% of the Series A Shares initial conversion price and will expire five and one-half years following the initial exercise date of the Warrants. The Company determined that the 2,000,000 warrants are additional value being distributed to the preferred stockholders and presented the warrants’ fair value of $5,788,493 as a deemed dividend in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The warrants were valued using the Black-Scholes option pricing model with the following terms: a) exercise price of $3.30, b) common stock fair value of $3.42, c) volatility of 118%, d) discount rate of $1.71%, and e) dividend rate of 0%.

The closing of the Private Placement occurred on February 28, 2022. As a condition to the closing of the sale, the Company’s common stock received conditional approval for listing and trading on the Nasdaq Capital Market and commenced trading on February 28, 2022, under the trading symbol, COSM. Concurrent with the issuance of the Series A Shares, the Company executed a registration rights agreement (the “Registration Rights Agreement”) to register the resale of the shares of common stock issuable upon conversion of the Series A Shares and the shares of common stock issuable upon exercise of the warrants issued in connection with the Series A Shares. The Company is required to file its initial registration statement within 45 days following February 28, 2022. The Effectiveness Date is required to be 60 days after February 28, 2022, or 75 days following the SEC’s full review, and any additional registration statements that may be required are to be filed within 20 days following the date required by the SEC. If the Company fails to timely file its initial registration statement, or any additional registration statement, or otherwise comply with the requirements of the Registration Rights Agreement, the Company shall pay each holder 2% of the subscription amount in cash until cured, with an additional penalty of 18% if the cash payment is not made within seven days of the cash payable date.

The Series A Shares rank senior to all of the Company’s Common Stock and any other equity securities that the Company may issue in the future with respect to payment of dividends and distribution of assets upon liquidation, dissolution or winding up. While the Series A Shares are outstanding, the Company may not amend, alter or change adversely the powers, preferences or rights given to the Series A Shares, create, or authorize the creation of, any additional class or series of capital stock of the Company (or any security convertible into or exercisable for any class or series of capital stock of the Company), including any class or series of capital stock of the Company that ranks superior to or in parity with the Series A Shares, alter, amend, modify, or repeal its Articles of Incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A Shares, increase or decrease the number of authorized shares of Series A Shares, any agreement, commitment or transaction that would result in a Change of Control, any sale or disposition of any material assets outside of the ordinary course of business of the Company, any material change in the principal business of the Company, including the entry into any new line of business or exit of any current line of business, and circumvent a right or preference of the Series A Shares. Any holder of the Series A Shares shall have the right by written election to the Company to convert all or any portion of the outstanding Series A Preferred Shares. Immediately upon effectiveness of a registration statement registering for resale all of the Registrable Securities (as defined in the Registration Rights Agreement), all outstanding Series A Preferred Shares shall automatically convert into Common Stock, subject to certain beneficial ownership limitations.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

Mezzanine Equity

The Series A Shares are recorded as mezzanine equity in accordance with ASC 480 at its initial net carrying value in the amount of $5,452,300. The Series A Shares are recorded as mezzanine equity in accordance with ASC 480 because the Company may be obligated to issue a variable number of shares at a fixed price known at inception and there is no maximum number of shares that could potentially be issued upon conversion. In this instance, cash settlement would be presumed and the Series A Shares are classified as mezzanine equity in accordance with ASC 480-10-S99. Immediately upon effectiveness of the registration statement registering for resale of all the common stock issuable under the Series A Shares, all outstanding Series A Shares shall automatically convert into common stock.

Common Stock

The Company is authorized to issue 300 million shares of common stock. As of March 31, 2022 and December 31, 2021, the Company had 18,611,980 and 17,544,509 shares of our common stock issued, respectively, and 18,224,556 and 17,157,085 shares outstanding, respectively.

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

The Company agreed to pay Consultant and its assignees an aggregate of 1,800,000 restricted shares of Common Stock, earned at the rate of 200,000 shares per month, which shall be issued and fully paid for in consideration of the Consultant’s considerable expertise and experience and its commitment to work for the Company. However, in the event the Agreement is terminated for any reason after the Initial Term, the shares are subject to a claw back for any months remaining after the Termination Date. The shares were valued on the date of the agreement at $3.28 per share or $5,904,000, which was be amortized over the term of the agreement. As of March 31, 2022 and 2021, the Company has expensed $0 and $1,189,451 under the agreement.

Debt Exchange Agreements

As of February 5, 2021, The Company entered into an Amended and Restated Debt Exchange Agreement (the “Agreement”) with the “Lender that provided for the issuance by the Company of 781,819 shares of common stock (the “Exchange Shares”), at the rate of $3.85 per share, in exchange for an aggregate of $3,010,000 principal amount of existing loans made by the Lender to the Company (See Note 11). The market price at the time this Agreement was negotiated was $3.28 per share and the Company recorded a gain on debt extinguishment of $445,636 during the three months ended March 31, 2021. As of March 31, 2021, the Company recorded $2,564,363 as an equity increase related to the extinguishment of debt.

Debt Conversions

During the three months ended March 31, 2022, the Company issued 238,000 shares of common stock upon the conversion of $1,190,000 of notes payable. The Company recorded $973,420 as a capital contribution and an increase in equity related to the conversion of the $1,190,000 reduced by $216,580 recorded as a gain upon extinguishment of debt upon modification. The $216,580 gain upon extinguishment was determined using the fair value of the Company of $4.09 per share at the extinguishment commitment date.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

Exercise of Warrants

During the three months ended March 31, 2022, the Company issued 829,471 shares of common stock upon the cashless exercise of 2,748,797 warrant shares.

Potentially Dilutive Securities

No options warrants or other potentially dilutive securities other than those disclosed above have been issued as of March 31, 2022.

NOTE 9 – RELATED PARTY TRANSACTIONS

Doc Pharma S.A.

As of March 31, 2022, the Company has a prepaid balance of $4,368,794 and an accounts payable balance of $220,518, resulting in a net prepaid balance of $4,148,276 to Doc Pharma S.A. related to purchases of inventory. Additionally, the Company has a receivable balance of $2,844,572. As of December 31, 2021, the Company has a prepaid balance of $3,263,241 to Doc Pharma S.A. related to purchases of inventory. Additionally, the Company had a receivable balance of $2,901,300 and an accounts payable balance of $565,756

During the three months ended March 31, 2022 and 2021, the Company purchased a total of $687,382 and $589,261 of products from Doc Pharma S.A., respectively. During the three months ended March 31, 2022 and 2021 the Company had $383,688 and $290,598, in revenue from Doc Pharma S.A., respectively.

On October 10, 2020, the Company entered into a contract manufacturer outsourcing “CMO” agreement with DocPharma whereby Doc Pharma is responsible for the development and manufacturing of pharmaceutical products and nutritional supplements according to the Company’s specifications based on strict pharmaceutical standards and good manufacturing practice (“GMP”) protocols as the National Organization for Medicines requires. The Company has the exclusive ownership rights for trading and distribution of its own branded nutritional supplements named “Sky Premium Life®”. The duration of the agreement is for 5 years however either party may terminate the agreement at any time giving six-months advance notice. Doc Pharma is exclusively responsible for supplying the raw materials and packaging required to manufacture the final product. However, they are not responsible for potential delays that may arise, concerning their import. Doc Pharma is obliged to store the raw and packaging materials. The delivery of raw and packaging materials should be purchased at least 30 and 25 days, respectively, before the delivery date of the final product. The Manufacturer solely delivers the finished product to the Company. There is a minimum order quantity “MoQ” of 1,000 pieces per product code. Both parties have agreed that the Company will deposit 60% of the total cost upon agreement and assignment and 40% of the total cost including VAT charge upon the delivery date. The prices are indicative and are subject to amendments if the cost of the raw material or the production cost change. As of March 31, 2022, the Company has purchased € 461,453 ($517,566) in inventory related to this agreement.

On May 17, 2021, Doc Pharma and the Company entered into a Research and Development “R&D” agreement whereby Doc Pharma will be responsible for the research, development, design, registration, copy rights and licenses of 250 nutritional supplements for the final products called Sky Premium Life®. These products will be sold in Greece and abroad. The total cost of this project will be €1,425,000 plus VAT and will be done over three phases as follows: Design & Development (€725,000); Control and Product Manufacturing (€250,000) and Clinical Study and Research (€450,000). In the year ended December 31, 2021, SkyPharm bought 67 licenses at value of €261,300 ($289,860) from Doc Pharma which was the 18.33% of the total cost. The agreement will be terminated on December 31, 2025.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

Doc Pharma S.A is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the wife of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma S.A. in the past.

Notes Payable – Related Party

A summary of the Company’s related party notes payable as of March 31, 2022 and December 31, 2021 is presented below:

	March 31, 2022	December 31, 2021

Beginning balance	$464,264	$501,675
Foreign currency translation	(9,229)	(37,411)
Ending balance	$455,035	$464,264

Grigorios Siokas

On December 20, 2018, the €1,500,000 ($1,718,400) note payable, originally borrowed pursuant to a Loan Agreement with a third-party lender, dated March 16, 2018, was transferred to Grigorios Siokas. The note bears an interest rate of 4.7% per annum, matured on March 18, 2019 pursuant to the original agreement and was extended until December 31, 2021. The note is not in default and the maturity date has been extended again until December 31, 2023. As of December 31, 2021 the Company had an outstanding balance of €400,000 ($452,720) and accrued interest of €177,313 ($200,683). As of March 31, 2022, the Company has an outstanding balance of €400,000 ($443,720) and accrued interest of €181,948 ($201,835).

Grigorios Siokas is the Company’s CEO and principal shareholder.

Dimitrios Goulielmos

On November 21, 2014, the Company entered into an agreement with Dimitrios Goulielmos, as amended on November 4, 2016. Pursuant to the amendment, this loan has no maturity date and is non-interest bearing. As of December 31, 2021, the Company had a principal balance of €10,200 ($11,544). A principal balance of €10,200 ($11,315) remained as of March 31, 2022.

Dimitrios Goulielmos is a current director and former CEO of the Company.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the three months ended March 31, 2022, the Company recorded a gain of $9,229.

Loans Payable – Related Party

A summary of the Company’s related party loans payable during the three months ended March 31, 2022, and the year ended December 31, 2021 is presented below:

	March 31, 2022	December 31, 2021

Beginning balance	$1,293,472	$1,629,246
Proceeds	456,085	6,377,156
Payments	(22,186)	(133,552)
Conversion of debt	-	(6,000,000)
Settlement of lawsuit	-	(600,000)
Foreign currency translation	(23,490)	20,623
Ending balance	$1,703,881	$1,293,472

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

Grigorios Siokas

From time to time, Grigorios Siokas loans the Company funds in the form of non-interest bearing, no-term loans. As of December 31, 2021, the Company had an outstanding principal balance under these loans of $1,293,472 in loans payable to Grigorios Siokas.

During the three months ended March 31, 2022, the Company borrowed additional proceeds of €321,000 ($356,085), and $100,000 and repaid €20,000 ($22,186) of these loans.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the three months ended March 31, 2022 the Company recorded a gain of $23,490.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

NOTE 10 – LINES OF CREDIT

A summary of the Company’s lines of credit as of March 31, 2022 and December 31, 2021 is presented below:

	March 31, 2022	December 31, 2021
National	$2,887,143	$3,265,236
Alpha	927,008	947,333
Pancreta	417,671	489,985
National – COVID	316,377	407,174
Subtotal	4,548,199	5,109,728
Reclassification of National-COVID – Long-term	(185,872)	(366,171)
Ending balance	$4,362,327	$4,743,557

The line of credit with National Bank of Greece is renewed annually with current interest rates of 6.00%, 4.35% (“COSME 2” facility) and 4.35% (plus the 6-month Euribor plus any contributions currently in force by law on certain lines of credit), (“COSME 1” facility).

The maximum borrowing allowed for the 6% line of credit was $3,300,168 and $2,489,960 as of March 31, 2022 and December 31, 2021, respectively. The outstanding balance of the facility was $1,833,394 and $2,185,413, as of March 31, 2022 and December 31, 2021, respectively.

The maximum borrowing allowed for the 4.35% lines of credit, was $1,109,300 and $1,131,800 as of March 31, 2022 and December 31, 2021, respectively. The outstanding balance of the facilities was $1,053,749 and $1,079,823 as of March 31, 2022 and December 31, 2021, respectively.

The line of credit with Alpha Bank of Greece is renewed annually with a current interest rate of 6.00%. The maximum borrowing allowed was $1,109,300 and $1,131,800 as of March 31, 2022 and December 31, 2021, respectively. The outstanding balance of the facility was $927,008 and $947,333, as of March 31, 2022 and December 31, 2021, respectively.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

The Company entered into a line of credit with Pancreta Bank on February 23, 2021. The line of credit is renewed annually with a current interest rate of 6.10%. The maximum borrowing allowed as of March 31, 2022 and December 31, 2021 was $554,650 and $565,900, respectively. The outstanding balance of the facility as of March 31, 2022 and December 31, 2021, was $417,671 and $489,985, respectively.

Interest expense for the three months ended March 31, 2022 and 2021, was $17,175 and $16,501, respectively.

Under the agreements, the Company is required to maintain certain financial ratios and covenants. These lines of credit were assumed in the Company’s acquisition of Cosmofarm. As of March 31, 2022 and December 31, 2021, the Company was in compliance with these ratios and covenants.

The above lines of credit are guaranteed and backed by customer receivable checks and they are not considered to be a direct debt obligation for the Company. They are a type of factoring, where the postponed customer checks are assigned by the Company to the bank, in order to be financed at a pre-agreed rate.

COVID-19 Government Funding

Interest expense for three months ended March 31, 2022 and 2021 was $413 and $0, respectively.

NOTE 11 – CONVERTIBLE DEBT

A summary of the Company’s convertible debt at March 31, 2022 and December 31, 2021 is presented below:

	March 31, 2022	December 31, 2021

Beginning balance convertible notes	$640,000	$1,447,000
New notes	-	625,000
Payments	-	(907,000)
Conversion to common stock	-	(525,000)
Subtotal notes	640,000	640,000
Debt discount at year end	(191,085)	(258,938)
Convertible note payable, net of discount	$448,915	$381,062

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

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

During the year ended December 31, 2021, the Company converted an aggregate total of $525,000 in principal and $25,144 in accrued interest and fees into 213,382 shares of the Company’s common stock at an average price per share of $2.58. Upon conversion, the 213,382 shares were issued at a fair value of $959,024 which was recorded as equity. Accordingly, upon conversion, the Company reduced its outstanding debt by $550,144, reduced its derivative liability by $284,169, and recorded a loss on extinguishment of $124,711. As of March 31, 2022 and December 31, 2021, the Company had a principal balance of $15,000 each period and had accrued approximately $7,000 in interest expense each period.

The Company determined that the embedded conversion feature of the convertible promissory note meets the definition of a beneficial conversion feature and a derivative liability which is accounted for separately. The Company determined a beneficial conversion feature and derivative liability exists because The Company measured the beneficial conversion feature’s intrinsic value on December 16, 2020, and determined that the embedded derivative was valued at $456,570 which was recorded as a debt discount, and together with the original issue discount and transaction expenses of $43,000, in the aggregate of $499,570, is being amortized over the life of the loan. As of March 31, 2022 and December 31, 2021 and $568,826 and $494,973, respectively, of the debt discount has been amortized. As of March 31, 2022 and December 31, 2021, the fair value of the derivative liability was $3,949 and $5,822, respectively. For the three months ended March 31, 2022 and 2021, the Company record a gain on the change in fair value of the derivative of $1,873 and $44,215, respectively.

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

The Company determined that the embedded conversion feature of the convertible promissory note meets the definition of a beneficial conversion feature and a derivative liability which is accounted for separately. The Company measured the beneficial conversion feature’s intrinsic value on January 7, 2021, and determined that the embedded derivative was valued at $62,619 which was recorded as a debt discount and additional paid-in capital, and is being amortized over the life of the loan. As of March 31, 2022 and December 31, 2021, $62,619 of the debt discount has been amortized. As of March 31, 2022 and December 31, 2021, the fair value of the derivative liability was $26,716 and $39,843, respectively. For the three months ended March 31, 2022, the Company recorded a gain of $13,127 from the change in fair value of derivative liability as other income in the consolidated statements of operations and comprehensive income (loss).

Convertible Promissory Note and Securities Purchase Agreement

On September 17, 2021 (the “Issue Date”), the Company entered into a convertible promissory note and securities purchase agreement with an unaffiliated third party.

Convertible Promissory Note

The Company issued the convertible promissory note for a purchase price of $525,000 in principal amount for cash proceeds of $500,000. The note was issued with an original issue discount (“OID”) of $25,000, bears an interest rate of 10% per annum and matures on the earlier of (i) the consummation of the Company listing its common shares on the Nasdaq Stock Market or (ii) September 17, 2022.

Upon the consummation of a Nasdaq listing, the total principal and accrued interest outstanding on the note will convert into shares of the Company’s common stock at a 30% discount to the prices of the common shares sold in the financing to be conducted in conjunction with the Nasdaq listing, subject to a conversion floor of $3.00. The Company determined that the embedded conversion feature of the convertible promissory note meets the definition of a beneficial conversion feature which is accounted for separately. The Company measured the beneficial conversion feature’s intrinsic value on September 17, 2021, at $294,000 which, together with the OID of $25,000 was recorded as a debt discount and is being amortized over the life of the loan. For the year ended December 31, 2021, $60,063 of the debt discount has been amortized. As of December 31, 2021, the Company had accrued a principal balance of $525,000, had accrued $15,166 in interest expense, and had remaining debt discount of $258,937 which resulted in a net convertible note payable of $266,063.

For the three months ended March 31, 2022, $127,916 of the debt discount has been amortized. As of March 31, 2022, the Company had accrued a principal balance of $525,000, had accrued $28,291 in interest expense, and had remaining debt discount of $191,084 which resulted in a net convertible note payable of $333,916.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

 Derivative Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2022:

Amount
Balance on January 1, 2022	$45,665
Issuances to debt discount	-
Reduction of derivative related to conversions	-
Change in fair value of derivative liabilities	(15,001)
Balance on March 31, 2022	$30,664

The fair value of the derivative conversion features and warrant liabilities as of March 31, 2022 and December 31, 2021 were calculated using a Monte-Carlo option model valued with the following assumptions:

	March 31,	December 31,
	2022	2021
Dividend yield	0%	0%
Expected volatility	87.9%	106.8%-107.3%
Risk free interest rate	1.40%	0.41%-0.44%
Contractual terms (in years)	.50	.50 – .52

NOTE 12 – DEBT

A summary of the Company’s third-party debt as of March 31, 2022 and December 31, 2021 presented below:

March 31, 2022	Loan Facility	Trade Facility	Third Party	COVID Loans	Total
Beginning balance	$1,299,784	$6,207,010	$10,077,977	$234,117	$17,818,888
Proceeds	-	-	-	-	-
Payments	(124,242)	(107,894)	(2,030,814)		(2,262,950)
Conversion of debt	(1,190,000)	-		-	(1,190,000)
Recapitalized upon debt modification	-	(198,040)	(1,204,356)	-	(1,402,396)
Accretion of debt	78,445	-		-	78,445
Foreign currency translation	54,861	(41,505)	(21,433)	(5,029)	(13,106)
Subtotal	118,848	5,859,571	6,821,374	229,088	13,028,881
Notes payable - long-term	-	-	(6,664,025)	(221,781)	(6,885,806)
Notes payable - short-term	$118,848	$5,859,571	$157,349	$7,307	$6,143,075

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

December 31, 2021	Loan Facility	Trade Facility	Third Party	COVID Loans	Total
Beginning balance	$3,302,100	$6,446,000	$12,631,284	$435,210	$22,814,594
Proceeds	-	-	565,900	-	565,900
Payments	(141,475)	(57,835)	(62,878)	(3,233)	(265,421)
Conversion of debt	(1,606,500)	-	(3,010,000)	-	(4,616,500)
Recapitalized upon debt modification	(86,670)	-	-	-	(86,670)
Debt forgiveness	-	-	-	(169,770)	(169,770)
Foreign currency translation	(167,671)	(181,155)	(46,329)	(28,090)	(423,245)
Subtotal	1,299,784	6,207,010	10,077,977	234,117	17,818,888
Notes payable - long-term	-	(2,450,000)	(9,854,906)	(51,478)	(12,356,384)
Notes payable - short-term	$1,299,784	$3,757,010	$223,071	$182,639	$5,462,504

Our outstanding debt as of March 31, 2022 is repayable as follows:
March 31, 2022
2022	$4,116,483
2023	9,699,419
2024	253,694
2025	227,261
2026 and thereafter	140,923
Total debt	14,437,780
Less: fair value adjustments to assumed debt obligations	(1,408,899)
Less: notes payable - current portion	(6,143,075)
Notes payable - long term portion	$6,885,806

Loan Facility Agreement

On August 4, 2021, the Company entered into an exchange agreement for the existing loan facility agreement with Synthesis Peer-to-Peer Income Fund, whereby the Company agreed to the following:

•	Issue on August 4, 2021, 321,300 shares of common stock to settle $1,606,500 (€1,350,000) of debt. The Company recorded a gain on settlement of $292,383 upon the issuance of the 321,300 shares

•

Agreed to issue no more than 238,000 shares of common stock upon approval of the listing of the Company’s common stock to the Nasdaq to settle $1,190,000 (€1,000,000) of debt. The Company issued these shares on February 28, 2022. Upon issuance of the 238,000 shares of common stock, the Company recorded a gain on extinguishment of debt in the amount of $216,580 determined using the fair value of the Company’s common stock at the commitment date of $4.09 per share.

The Company evaluated the August 4, 2021, exchange agreement for debt modification in accordance with ASC 470-50 and concluded that the debt qualified for debt extinguishment because a substantial conversion feature was added to the debt terms. Upon extinguishment, the Company recorded a loss upon extinguishment in the amount of $6,642 and recorded the new debt at fair value based on the present value of future cash flows using a discount rate of 11.66%. As of March 31, 2022 and December 31, 2021, the Company has accrued interest expense of $16,849 and $4,414, respectively, and the principal balance of the debt is $118,848 and $1,299,784, respectively, which is classified as Notes payable on the unaudited condensed consolidated balance sheet.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

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

The USD $4,000,000 loan matured on August 31, 2021. On March 3rd 2022, the Company entered into an extension to the facility agreement. Based on the updated repayment terms, the facility’s final repayment date was extended to January 2023.

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

During the year ended December 31, 2021, the Company repaid $56,508 of the €2,000,000 balance such that as of December 31, 2021, the Company had principal balances of €1,950,000 ($2,207,010) and $4,000,000 under the agreements, of which $2,450,000 is classified as notes payable-long term on the consolidated balance sheet and the Company had accrued $10,466 in interest expense related to these agreements.

On March 3, 2022, the Company entered into a modification agreement to extend the maturity date to January 10, 2023 and payments under the $4,000,000 loan. The loan was considered a modification under ASC 470-50 because the change in the present value of cash flows is less than 10%. The Company capitalized fees paid upon modification of $200,000 that are being amortized over the life of the loan. During the three months ended March 31, 2022, the Company repaid $55,465 of the €1,950,000 balance and $50,059 of the $4,000,000 balance such that as of March 31, 2022, the Company had principal balances of €1,900,000 ($2,107,670) and $3,751,901 under the agreements which are recorded as short term. As of March 31, 2022, the Company had accrued $81,813 in interest expense related to these agreements.

Third Party Debt

On November 16, 2015, the Company entered into a Loan Agreement with Panagiotis Drakopoulos, former Director and former Chief Executive Officer, pursuant to which the Company borrowed €40,000 ($42,832) as a note payable from Mr. Drakopoulos. The note bears an interest rate of 6% per annum and was due and payable in full on November 15, 2016. As of December 31, 2021, the Company had an outstanding principal balance of €8,000 ($9,054) and accrued interest of €6,318 ($7,151). As of March 31,2022, the Company had an outstanding principal balance of €8,000 ($8,874) and accrued interest of €6,439 ($7,143).

May 18, 2020, July 3, 2020, and August 4, 2020 Senior Promissory Notes

May 18, 2020 Senior Promissory Note

On May 18, 2020, the Company executed a Senior Promissory Note (the “May 18 Note”) in the principal amount of $2,000,000 payable to an unaffiliated third-party lender. The May 18 Note bears interest at the rate of eighteen (18%) percent per annum, paid quarterly in arrears. The May 18 Note matured on December 31, 2020.

COSMOS HOLDINGS, INC.

 Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

The May 18 Note is subject to acceleration in an Event of Default. Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the May 18 Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2021 the Company had a principal balance of $2,000,000 on this note, which is classified as Notes payable – long term portion on the consolidated balance sheet.

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

The Company used the proceeds from the July 3 Note to repay the principal outstanding on the May 5 Note ($2,000,000), the May 8 Note ($2,000,000), and the February Note ($1,000,000). As of December 31, 2021, the Company had a principal balance of $5,000,000 on this note, which is classified as Notes payable – long term portion on the consolidated balance sheet.

As of December 31, 2021, the Company had accrued an aggregate total of $210,574 in interest expense related to these loans.

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

On October 29, 2020, the Company entered into a debt exchange agreement with the lender whereby the Company issued 259,741 shares of common stock at the rate of $3.85 per share in exchange for an aggregate of $1,000,000 principal amount of the existing loan. The fair market value of the Company’s common stock on the date of exchange was $3.11 per share and as such, the Company recorded a gain of $192,205. Interest continued to accrue on the remaining debt and the converted amount until December 31, 2020. As of December 31, 2020, the Company had a principal balance of $2,000,000 on this note and prepaid interest of $8,514. As of December 31, 2021, the Company had a principal balance of $2,000,000 on this note, which is classified as Notes payable – long term portion on the consolidated balance sheet, and $60,166 in accrued interest expense.

Modification of May 18, 2020, July 3, 2020, and August 4, 2020 Senior Promissory Notes

On February 23, 2022, the Company entered into modification agreements to extend the due dates of the May 18 Note, July 3 Note, and August 4 Note to June 30, 2023 of $9,000,000, in the aggregate. The Company paid restructuring fees totaling $506,087 upon modification. The Company determined the modification should be recorded as debt extinguishment in accordance with ASC 470 because the present value of the remaining cash flows under the terms of the new debt instrument is at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. The Company recorded the new debt at fair value in the amount of $7,706,369 and a gain upon extinguishment in the amount of $787,544. During the three months ended March 31, 2022, the Company made principal payments in the amount of $2,000,000 and recorded non-cash interest expense in the amount of $89,275 for the accretion of debt. As of March 31, 2022, the Company had a principal balance of $5,795,644 in relation to the May 18 Note, July 3 Note, and August 4 Note, in the aggregate. As of March 31, 2022, the Company has accrued an aggregate total of $443,341 of accrued interest on these notes, in the aggregate.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

November 19, 2020 Debt Agreement

On November 19, 2020, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($611,500). The note matures on November 18, 2025 and bears an annual interest rate, based on a 360-day year, of 3.3% plus .6% plus 6-month Euribor when Euribor is positive. Pursuant to the terms of the agreement, there is a six-month grievance from the first deposit date, which was November 19, 2020, for principal repayment. The principal is to be repaid in 18 quarterly installments of €27,000 with the first payment due 9 months from the first deposit. During the year ended December 31, 2021, the Company repaid €55,556 ($62,878) of the principal and as of December 31, 2021, the Company has accrued interest of $5,642 related to this note and a principal balance of €444,444 ($503,022), of which $377,270 is classified as Notes payable – long term portion on the consolidated balance sheet. During the three months ended March 31, 2022, the Company repaid €27,778 ($30,814) of the principal and as of March 31, 2022, the Company has accrued interest of $4,815 related to this note and a principal balance of €416,667 ($462,208), of which $429,582 is classified as Notes payable – long term portion on the consolidated balance sheet

July 30, 2021 Debt Agreement

On July 30, 2021, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($578,850). The note matures on August 5, 2026 and bears an annual interest rate that applies to 60% of the principal of the note that is based on a 365-day year, of 5.84% plus 3-month Euribor when Euribor is positive. Pursuant to the terms of the agreement, there is a six-month grace period for principal repayment during which interest is accrued. The principal is to be repaid in 18 quarterly installments of €27,000 commencing three months from the end of the grace period. As of December 31, 2021, the Company has accrued interest of $3,100 and a principal balance of €500,000 ($565,900), of which $477,637 is classified as Notes payable – long term portion on the consolidated balance sheet. As of March 31, 2022, the Company has accrued interest of $3,042 and a principal balance of €500,000 ($554,650), of which $438,799 is classified as Notes payable – long term portion on the accompanying condensed consolidated balance sheet.

COVID-19 Government Loans

On May 12, 2020, the Company’s subsidiary, SkyPharm, was granted and on May 22, 2020 the Company received a €300,000 ($366,900) loan from the Greek government. The loan will be repaid in 40 equal monthly installments beginning on January 1, 2022 and bears an interest rate of 0.94% per annum. As a condition to the loan, the Company was required to retain the same number of employees until October 31, 2020. During the year ended December 31, 2021, the Company received a waiver of 50% forgiveness of the loan and recorded $177,450 as other income. As of December 31, 2021 the principal balance was $169,770. As of March 31, 2022, the principal balance was $166,395.

On June 24, 2020, the Company received a loan £50,000 ($68,310) from the United Kingdom government. The loan has a six-year maturity and bears interest at a rate of 2.5% per annum beginning 12-months after the initial disbursement. The Company may prepay this loan without penalty at any time. The Company repaid £2,335 ($3,233) of principal during the year ended December 31, 2021, and the balance as of December 31, 2021 was £47,665 ($64,347). As of March 31, 2022, the principal balance was £47,665 ($62,693).

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

As discussed in Note 3, the Company attributed no value to the shares received in Marathon pursuant to (a) above. In relation to the CAD $2 million cash received noted in (b) above, the Company accounted for its obligation to issue a variable number of the Company’s Common Shares as Share-settled debt obligation in accordance with ASC 480 measured at fair value or the settlement amount of $1,554,590 (CAD $2 million). If settlement were to occur on December 31, 2019, the Company would be required to issue 635,829 common shares to settle its debt obligation. The Company could be obligated to potentially issue an unlimited number of common shares to settle its Share-settled debt obligation. If such events were to occur, the Company would be required to increase its authorized share capital and since increasing the authorized share capital is within the control of the Company, as our CEO controls greater than 50% of the outstanding common stock of the Company, the original classification of equity-classified financial

None of the above loans were made by any related parties.

NOTE 13 – LEASES

The Company has various lease agreements with terms up to 10 years, comprising leases of office space, cars leases for the distribution of pharmaceutical products, equipment hires, etc. Some leases include options to purchase, terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised.

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

Operating Leases

The Company’s weighted-average remaining lease term relating to its operating leases is 6.47 years, with a weighted-average discount rate of 6.74%.

The Company incurred lease expense for its operating leases of $54,124 and $65,577 which was included in “General and administrative expenses,” for the three months ended March 31, 2022 and 2021, respectively.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of March 31, 2022.

Maturity of Lease Liability
Remainder of 2022	$154,095
2023	177,914
2024	108,485
2025	108,485
Thereafter	408,810
Total undiscounted operating lease payments	$957,789
Less: Imputed interest	(182,247)
Present value of operating lease liabilities	775,542

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

Finance leases

The Company’s weighted-average remaining lease term relating to its finance leases is 2.93 years, with a weighted-average discount rate of 6.74%.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s finance leases as of March 31, 2022.

Maturity of Lease Liability
Remainder of 2022	$62,941
2023	73,387
2024	56,654
2025	26,870
Thereafter	3,694
Total undiscounted finance lease payments	$223,546
Less: Imputed interest	(20,669)
Present value of finance lease liabilities	$202,877

The Company incurred interest expense on its finance leases of $3,507 which was included in “Interest expense,” for the three months ended March 31, 2022. The Company incurred amortization expense on its finance leases of $19,580 which was included in “Depreciation and amortization expense,” for the three months ended March 31, 2022. The total cash used for the Company’s finance leases for the three months ended March 31, 2022 amounted to $22,358.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of March 31, 2022, the following litigations were pending. None of the below is expected to have a material financial or operational impact.

Solgar Inc. is suing SkyPharm SA for product homogeneity regarding the nutraceutical line "Sky Premium Life". As a result, Solgar requested the prohibition for SkyPharm to manufacture, import and sell, market or in any way possess and distribute, including Internet sales and advertise in any way in the Greek market of "Sky Premium Life" due to homogeneity with Solgar's products. Lawsuit with data no 4545/2021 of the company "Solgar Inc." against SkyPharm before the Court of First Instance of Thessaloniki, according to which Solgar Inc. requests to prohibit SkyPharm SA's use of the nutraceutical line "Sky Premium Life" packages as its characteristics are similar to Solgar Inc.’s and is also seeking the withdrawal of existing ones from the market. Solgar Inc. has further requested to be awarded compensation for non-pecuniary damage amounting to 20,000€ (financial obligation). The case was heard on January 28, 2022 and the Company is awaiting a decision. The lawyer assesses that the outcome of the trial's decision will be positive for SkyPharm SA.

Compilation and submission of a memorandum against the National Medicines Agency with no. 127351/16.12.2021 document. On July 22, 2015, the National Medicines Agency approved the license of wholesale sale of pharmaceutical products of the pharmaceutical company under the name SkyPharm SA with set validity at five years and an expiration date of July 22, 2022. Subsequently, SkyPharm SA on June 15, 2020, legally and timely submitted the application for renewal of the wholesale license of pharmaceutical products to the National Medicines Agency even though the period under review is characterized by the Covid - 19 pandemic The National Medicines Agency did not respond, therefore the Company asked from the lawyer to immediately ask for the decision of the renewal. Two months after the filing of no. 3459 / 15.01.2021 letter of the attorney and almost nine months after the no. 627615.06.2020 company application for the renewal and the National Medicines Agency replied by rejecting the renewal request on March 9, 2021 (ref. 62769 / 20-25.02.2021). In addition, document No. 127351-16.12.2021 of EOF to SkyPharm states that after an inspection of EOF at the premises of the company "Doc Pharma", SkyPharm did not have a wholesale license in force in violation of article 106 par. 1b and par. 1c of the ministerial decision D.YG3a / GP.32221 / 29-4-2019 and issued invoices dated February 26, 2021 and March 8, 2021). The National Medicines Agency has not yet replied to the renewal request.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

Order for payment by the court which derived from a fine related to tax audit that concerns financial year 2014. The ruling with no. 483/16.12.2020 was against Cosmofarm SA. The defendant appealed against the decision by the ruling with no.11541/09.03.2021.This appeal was dismissed due to inactive passage of 120 days. Because of this inactive passage, Cosmofarm appealed against Greek tax authorities, no.6704/29.11.2021. There was an obligation of additional tax and fines imposition of 91,652.27€ that Cosmfarm has already paid and claim back through the appeal (financial claim). The trial is pending. The lawyer assesses that they cannot assume the final outcome of this case.

Advisory Agreements

On July 1, 2021, the Company entered into a two-year advisory agreement with a third party (the “Consultant”) for advisory and consulting services related to the Company’s intention to become listed on NASDAQ. Peter Goldstein, a then director of the Company is a principal of the Consultant. As consideration for services rendered, the Company will pay the consultant $4,000 a month until the Company commences trading on NASDAQ. Upon NASDAQ listing, the Company shall pay $10,000 per month, with $4,000 per month paid on a monthly basis and $6,000 per month accrued until such time as the Company raises an aggregate of $10,000,000. In addition, the consultant will receive a $100,000 bonus upon NASDAQ listing and when the Company has raised an aggregate of $10,000,000. Finally, the Company has agreed that the Consultant shall receive a total of 250,000 shares of the Company’s common stock, 50,000 of such shares that have been previously issued pursuant to previous agreements and 200,000 shares to be issued when the Company commences trading on NASDAQ.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

NOTE 15 – STOCK OPTIONS AND WARRANTS

As of March 31, 2022, there were 0 options outstanding and exercisable.

A summary of the Company’s option activity during the three months ended March 31, 2022 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance outstanding, January 1, 2022	37,000	$1.32	0.01	$75,850
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	(37,000)	-	-	-
Balance outstanding, March 31, 2022	-	$-	-	$-

Exercisable, March 31, 2022	-	$-	-	$-

As of March 31, 2022, there were 2,949,411 warrants outstanding and 2,949,411 warrants exercisable with expiration dates from May 2023 through August 2027.

A summary of the Company’s warrant activity during the three months ended March 31, 2022 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance outstanding, January 1, 2022	3,698,238	$2.02	2.03	$4,992,621
Granted	2,000,000	-	-	-
Forfeited	-	-	-	-
Exercised	(2,748,797)	-	-	-
Expired	-	-	-	-
Balance outstanding, March 31, 2022	2,949,441	$2.89	4.24	$113,933

Exercisable, March 31, 2022	2,949,411	$2.89	4.24	$113,933

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

The following table presents our revenue disaggregated by country for the three months ended:

	March 31,	March 31,
Country	2022	2021
Germany	-	13,613
Greece	13,009,038	11,453,496
Italy	-	15,727
Denmark	-	54,686
Cyprus	-	14,723
UK	51,426	66,831
Croatia	11,336	-
Total	$13,071,800	$11,619,076

NOTE 17 – SUBSEQUENT EVENTS

Conversion of Principal and Accrued Interest

On May 1, 2022 the Company issued 39,339 shares of common stock to convert $26,515 principal and accrued interest in accordance with a convertible promissory note issued to Platinum Point Capital LLC. Following the conversion, the outstanding balance of the above Note is $0.

Departure and Appointment of Board Members

Effective April 28, 2022, Peter Goldstein resigned from the Board of Directors (the “Board”) the Company and from the Board’s audit committee. Mr. Goldstein’s resignation did not result from any disagreement concerning any matter relating to the Company’s operations, policies or practices.

On April 28, 2022, the Board appointed Dr. Anastasios Aslidis to the Board of Directors and as a member of the Board’s audit committee.

Exercise of Warrants

On April 27, 2022, the Company issued 455,316 shares of common stock upon the cashless exercise of 739,374 warrant shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Available Information

The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2021 (“Form 10-K”) and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

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

Overview

Summary

Cosmos Holdings, Inc. was formed as a Nevada incorporation on July 07, 2009, under the name of Prime Estates & Developments Inc. Effective September 27, 2013, we acquired 100% ownership of Amplerissimo Ltd., a private company whose principal activities included providing consulting services to various industries. On November 14, 2013, we changed our name to Cosmos Holdings, Inc. and changed our focus and business strategy to the healthcare and pharmaceutical industry. The Company, through Amplerissimo Ltd, formed SkyPharm S.A. on August 1, 2014, a Greek corporation which focuses on the trading of nutraceutical products. On February 10, 2017, we acquired 100% ownership of Decahedron Ltd., a United Kingdom company, which is a fully licensed wholesaler of pharmaceutical products, and its primary activity is the trading, distribution, import and export of pharmaceuticals and nutraceuticals. In addition, on December 19, 2018, the Company acquired 100% ownership of Cosmofarm Ltd, a Greek company which is a pharmaceutical wholesaler and networks with over 1,500 pharmacies.

Cosmos Holdings Inc is an international pharmaceutical company with a proprietary line of nutraceuticals and distributor of branded and generic pharmaceuticals, nutraceuticals, OTC medications and medical devices. The Company uses a differentiated operating model based on a lean, nimble and decentralized structure, with an emphasis on acquisitions of established companies and our ability to maintain better pharmaceutical assets than others. This operating model and the execution of its corporate strategy are designed to enable the Company to achieve sustainable growth and create added value for our shareholders. In particular, the Company aims to enhance its pharmaceutical and over-the-counter product lines by acquiring or licensing rights to additional products and regularly evaluate selective company acquisition opportunities. The Company, through its subsidiaries, is operating within the pharmaceutical industry and in order to compete successfully in the healthcare industry, must demonstrate that its products offer medical benefits as well as cost advantages. Currently, most of the products that the Company is trading, compete with other products already on the market in the same therapeutic category, and are subject to potential competition from new products that competitors may introduce in the future.

The Company continues to rapidly expand its distribution network worldwide and open new markets for its proprietary line of branded pharmaceuticals, nutraceuticals, and nutraceuticals through its distribution channels and ecommerce marketplace. The Company uses its extensive network with direct access to Europe’s primary sales channels for pharmaceuticals and nutraceuticals, which includes over 160 pharmaceutical wholesale distributors in Europe’s largest markets, over 40,000 pharmacies in Europe and 1,500 pharmacies in Greece. The Company achieves stable supply of pharmaceuticals from Doc Pharma which enhances its ability to scale its expansion. It receives full priority in the production of nutraceuticals and volumes. Its full production in Greece ensures a decisive production cost advantage whilst it secures additional discounts by leveraging its purchasing scale.

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

Branded pharmaceuticals

We are engaged in the promotion, distribution and sale of branded pharmaceutical products throughout Europe. Through a related company , we have the distribution rights to over 70 fast-moving pharmaceutical products. There is a significant growth on opportunities through product additions and geographic expansion

Regulations and Licenses

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

The Effects of COVID-19 on Our 2021 Operations

The World Health Organization (“WHO”) declared the coronavirus outbreak a pandemic on March 11, 2020. Since the outbreak in China in December 2019, COVID-19 has expanded its impact to Europe, where all of our operations reside as well as our employees, suppliers and customers. To date, our operations have been adversely affected by the following COVID-19 risks:

Adverse Risks

o	Drug shortages due to ban of exports

o	Problems/restrictions in supply chain

o	Logistics delays o Restrictions on employees’ ability to work o Liquidity issues (AR/AP) – payment delays and new government regulations for freezing payment terms

o	National or EU long lasting recession

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

Results of Operations

Three Months Period Ended March 31, 2022 and 2021

Revenue

The Company had revenue of $13,071,800 and $11,619,076 (an increase of 12.5%) for the three months ended March 31, 2022 and 2021, respectively. The increase in the 3-month period is mainly due to the organic growth attributed to our subsidiary, Cosmofarm, which continued the expansion and sales programs at the local level, and to the significantly higher sales volume of SkyPharm, due to the increased demand for its own branded nutritional supplements named (“Sky Premium Life®”), which resulted in achieving $524,000 more in sales compared to Q1 2021 (an increase of 49.29%). The Company had a net income of $203,347 on revenue of $13,071,800 versus a net loss of $2,173,903 on revenue of $11,619,076 for the three months ended March 31, 2022 and 2021, respectively.

Cost of Goods Sold

The Company had costs of goods sold of $11,179,868 versus $10,617,741 (an increase of 5.29%) for the three months ended March 31, 2022 and 2021, respectively. The increase in the 3-month is primarily due to the increase in revenue. However, the costs of goods sold were increased by just 5.29% compared to a revenue increase of 12.5%, due to the higher dependence of the Company on the nutraceuticals’ revenue stream, which historically achieves higher margins than the wholesale one.

Our future revenue growth is expected to continue to be affected by various factors such as industry growth trends, including drug utilization, the introduction of new innovative brand therapies, the likely increase in the number of branded pharmaceutical products that will be available over the next few years’ price increases and price deflation, general economic conditions, including the effects of the current conflict in the Ukraine, the coronavirus in the member states of European Union, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third party reimbursement rates to our customers, and changes in government rules and regulations.

Gross Profit

The Company had gross profit of $1,891,932 versus $1,001,335 (an increase of 88.94%) for the three months ended March 31, 2022 and 2021, respectively. The increase in gross profit for the 3-month period is attributable to the revenue increase in conjunction with the higher gross profit margins achieved due to the significant increase in nutraceuticals revenue stream.

Operating Expenses

The Company had general and administrative costs of $868,639 and $1,688,712, salaries and wages expenses of $521,471 and $531,556, sales and marketing expenses of $146,949 and $405,092 and depreciation and amortization expense of $112,622 and $107,073 for a net operating income of $242,251 and loss of $1,731,098 (an increase of 114%) for the three months ended March 31, 2022 and 2021 respectively. The decrease in operating expenses is primarily attributed to the stock-based compensation related to a consulting agreement entered into in February 2021 and included in the general and administrative expenses for the period ended March 31, 2021, as well as the significant decrease in sales and marketing expenses of approximately 64%.

Other Income (Expense)

The Company’s other income (expense) was primarily comprised of interest expense related to notes payable and convertible notes payable $584,176 versus $731,826, non-cash interest expense related to the amortization of debt discount of $260,527 versus $50,109, a gain on extinguishment of debt of $1,004,124 due to a debt extension that took place on March 3rd, 2022 versus a gain of $445,636, a change in fair value of derivative liability of $15,001 versus $61,373 due to agreements on convertible debentures, interest income of $64,827 versus $0 and a foreign currency loss of $159,352 versus a gain of $306,020 for the three months ended March 31, 2022 and 2021, respectively. Also, The Company’s other expense was $54,812 versus other expense of $178,211 for the three months ended March 31, 2022 and 2021, respectively.

Unrealized Foreign Currency losses

The Company had an unrealized foreign currency loss of $405,229 versus a loss of $473,578 and a net comprehensive loss of $5,990,375 versus loss of $2,647,481 for the three months ended March 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

As of March 31, 2022, the Company had working capital of $11,831,133 compared to $10,950,492 as of December 31, 2021.

The Company had cash of $1,010,427 versus $286,487 as of March 31, 2022 and December 2021, respectively. The Company had net cash used in operating activities of $2,337,276 and $665,339 for the three months ended March 31, 2022 and 2021, respectively. The Company has devoted substantially all of its cash resources to expand through organic business growth and has incurred significant general and administrative expenses in order to enable the financing and growth of its business and operations.

The Company had net cash provided by investing activities of $94,550 and net cash used in investing activities of $2,310 during the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 the net cash provided by investing activities was mainly attributable to the proceeds from the loan receivable from a third party.

The Company had net cash provided by financing activities of $2,914,441 versus $380,118 during the three months ended March 31, 2022 and 2021, respectively. The net cash increase in the 3-month period ended om March 31, 2022 is mainly attributable to the net proceeds of $5,452,300 of the preferred stock offering on February 28, 2022 less the payments made for the loans and notes payable.

For the period ended March 31, 2022, the Company also received proceeds from lines of credit of $5,779,114 and payments of lines of credit of $6,244,162, for a net decrease on the line of credit of $465,048.

We anticipate using cash in our bank account as of March 31, 2022, cash generated from debt or equity financing, from investing activities or from management loans, to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we may lose the qualification for quotation and our securities would no longer trade on the over-the-counter markets. Further, as a consequence we would fail to satisfy our reporting obligations with the Securities and Exchange Commission (“SEC”), and investors would then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

Plan of Operation in the Next Twelve Months

Specifically, our plan of operations for the next 12 months is as follows:

We assess the foreseeable development of the Company as being positive. Over the medium term we expect to further expand our market shares. However, during the course of further organizational optimization there may be associated extraordinary additional costs.

Our plan for our own branded nutraceuticals is to enlarge our portfolio up to 150 SKUs by the end of 2022 including more basic line formulas to cover more customer needs of any age, advanced formulations, formulas based on herbs and further clinical studies with R&D for further products. Our plan for geographic expansion in distributing and market penetration in EU, Asia, USA, and Canada is based on exclusive distributors, wholesalers, ecommerce, development of franchising model, alliances and acquisitions of nutraceutical companies.

In addition, our plan for branded pharmaceuticals is geographic expansion across the world, especially in EU and UK, as well as in third countries with fast registration and developed markets with liberalized OTC policies for online pharmacies and supermarkets. We also intend to enhance our exclusive distribution rights with a growing basis of cooperating partners whilst purchasing generics’, biosimilar drugs and OTC licenses. We also intend to enhance our product expectance by registered copyrights and trademarks in all OTC drugs. In addition, it remains committed to strategic research and development across each business unit with a particular focus on assets with inherently lower risk Our plan for our full line wholesale is to expand in the Greek territory, enlarge our customer portfolio and integrate of established sales network of pharmacies through the use of B2B and B2C ecommerce platforms and exclusive distributors. We are also aiming in increasing the exports of branded pharmaceuticals as we focus on higher profit margins categories (OTC and VMS), deliver 3PL services to pharma companies, put in force loyalty programs, provide added value services to pharmacies and emergency deliveries to VIP customers. The Company will evaluate and, where appropriate, execute on opportunities to expand its network of pharmacies and products in areas that it believes will offer above average growth characteristics and attractive margins.

The Company is growing its business through organic growth, market penetration, geographic expansion and acquisitions which would add value to its business and its Shareholders. The Company is also committed to pursuing various forms of business development; this can include trading, alliances, joint ventures and dispositions. Moreover, it hopes to continue to build on its portfolio of pharmaceutical products and expand its OTC and nutraceutical product portfolio. Thus, the Company is developing a sound sales distribution network specializing in its own branded nutraceutical products.

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

While the Company intends to pursue these milestones, there may be circumstances where for valid business reasons or due to factors beyond the control of the Company (e.g., the COVID-19 pandemic), a reallocation of efforts may be necessary or advisable. Although the Company does not currently anticipate that the COVID-19 pandemic will cause material delays in the timelines or estimates set out above, due to the evolving nature of COVID-19 and its impacts, these timelines and estimates may require adjustment in the future.

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

Off Balance Sheet Arrangements

As of March 31, 2022, there were no off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were partially effective. The Management is committed to remediate the material weaknesses identified in the Form 10K, which include lack of segregation of duties and lack of internal controls structure review. As part of this commitment, the Management has hired additional individuals in the finance team in order to assign responsibilities on key processes, examine and improve operating practices, perform extensive financial control and financial risk management processes, as well as to define and develop new policies and controls in order to improve the accuracy of the disclosures. In addition, the Internal Auditors of the Company are in the process of developing further procedures to ensure the effectiveness of internal controls and the accuracy and completeness of financial reporting. The Company will evaluate the controls and procedures on a quarterly basis and judge what weaknesses to be remediated based on materiality and circumstances.

Changes in Internal Controls Over Financial Reporting

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect it.

. Our Audit Committee is in process of evaluating our existing controls and procedures, whilst communicating with the Management on quarterly basis.

Audit Committee

We have a separately-designated standing audit committee, which is appointed by the Board of Directors of Cosmos Holdings Inc. On April 28, 2022, Dr Anastasios Aslidis was elected to serve the Board of Directors and was appointed as a member of the Audit Committee, replacing Mr Peter Goldstein, who submitted his resignation on the same date. Our three independent directors, Anastasios Aslidis, John Hoidas and Demetrios Demetriades serve on the Audit Committee. Primary function of the committee is to assist the Board of Directors in overseeing (1) the financial reporting and accounting processes of the Company, and (2) the financial statements audits of the Company. The Committee also prepares a written report to be included in the annual proxy statement of the Company pursuant to the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). In furtherance of these purposes, the Committee shall maintain direct communication among the Company’s independent auditors and the Board of Directors. The independent auditors and any other registered public accounting firm engaged in preparing or issuing an audit report or performing other audit review or attest services for the Company shall report directly to the Committee and are ultimately accountable to the Committee and the Board of Directors.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no changes since the filing of the Company’s Form 10-K for the year ended December 31, 2021.

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

Cosmos Holdings Inc.

Date: May 17, 2022	By:	/s/ Grigorios Siokas
Grigorios Siokas
Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2022	By:	/s/ Georgios Terzis
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

