Form 10-Q
period 2022-06-30
Cosmos Holdings Inc.
filed 2022-08-19
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, there were 26,365,418 shares issued and 25,977,994 shares outstanding of the registrant’s common stock.

COSMOS HOLDINGS INC.

COSMOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$562,320	$286,487
Accounts receivable, net	26,231,722	26,858,114
Accounts receivable - related party	2,299,982	2,901,300
Marketable securities	10,333	11,468
Inventory	3,595,814	3,147,276
Loans receivable	358,982	377,590
Prepaid expenses and other current assets	1,725,111	2,987,687
Prepaid expenses and other current assets - related party	4,120,335	3,263,241
Operating lease right-of-use asset	858,025	834,468
Financing lease right-of-use asset	237,154	211,099

TOTAL CURRENT ASSETS	39,999,778	40,878,730

Property and equipment, net	1,619,227	1,888,052
Goodwill and intangible assets, net	741,003	485,767
Loans receivable - long term portion	3,897,876	4,410,689
Other assets	875,011	915,250
Deferred tax assets	709,546	850,774

TOTAL ASSETS	$47,842,441	$49,429,262

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,171,467	$12,126,626
Accounts payable and accrued expenses - related party	529,512	599,125
Accrued interest	1,429,722	1,019,889
Lines of credit	4,795,680	4,743,557
Convertible notes payable, net of unamortized discount of $5,744 and $258,938, respectively	619,256	381,062
Derivative liability - convertible note	41,291	45,665
Notes payable	12,120,437	5,462,504
Notes payable - related party	429,438	464,264
Loans payable	1,000,000	1,000,000
Loans payable - related party	1,281,802	1,293,472
Taxes payable	1,125,351	1,324,722
Operating lease liability, current portion	134,833	138,450
Financing lease liability, current portion	80,150	73,078
Other current liabilities	1,112,421	1,255,824

TOTAL CURRENT LIABILITIES	35,871,360	29,928,238

Share settled debt obligation	1,554,590	1,554,590
Lines of credit - long-term portion	191,825	366,171
Notes payable - long term portion	1,179,626	12,356,384
Operating lease liability, net of current portion	723,190	696,015
Financing lease liability, net of current portion	167,187	148,401
TOTAL LIABILITIES	39,687,778	45,049,799

Commitments and Contingencies (see Note 14)	-	-

MEZZANINE EQUITY
Preferred stock, $0.001 par value; 100,000,000 shares authorized:
Series A preferred stock, stated value $1,000 per share, 6,000,000 shares authorized; 2,966 and 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively; liquidation preference of $3,073,548 and $0, respectively	3,024,607	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 300,000,000 shares authorized; 23,998,857 and 17,544,509 shares issued and 23,611,433 and 17,157,085 outstanding as of June 30, 2022 and December 31, 2021, respectively	23,997	17,544
Additional paid-in capital	59,861,359	39,675,753
Treasury stock, 387,424 shares as of June 30, 2022 and December 31, 2021	(816,707)	(816,707)
Accumulated deficit	(52,352,868)	(34,345,506)
Accumulated other comprehensive loss	(1,585,725)	(151,621)

TOTAL STOCKHOLDERS' EQUITY	5,130,056	4,379,463

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY	$47,842,441	$49,429,262

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

REVENUE	$13,208,504	$14,846,925	$26,280,304	$26,466,001

COST OF GOODS SOLD	11,362,632	12,810,082	22,542,500	23,427,823

GROSS PROFIT	1,845,872	2,036,843	3,737,804	3,038,178

OPERATING EXPENSES
General and administrative expenses	988,465	2,586,670	1,857,104	4,281,367
Salaries and wages	577,479	578,598	1,098,950	1,104,169
Sales and marketing expenses	245,443	139,633	392,392	544,725
Depreciation and amortization expense	108,848	108,413	221,470	215,486
TOTAL OPERATING EXPENSES	1,920,235	3,413,314	3,569,916	6,145,747

INCOME (LOSS) FROM OPERATIONS	(74,363)	(1,376,471)	167,888	(3,107,569)

OTHER INCOME (EXPENSE)
Other income expense, net	(315)	(39,415)	(55,127)	(217,626)
Interest expense	(560,643)	(780,607)	(1,079,992)	(1,512,433)
Non-cash interest expense	(215,807)	(88,979)	(476,334)	(139,088)
Gain (loss) on equity investments, net	(1,622)	(161)	56	279
Gain on extinguishment of debt	-	-	1,004,124	445,636
Change in fair value of derivative liability	(22,256)	26,496	(7,255)	87,869
Foreign currency transaction, net	(356,687)	96,584	(516,039)	(209,436)
TOTAL OTHER EXPENSE, NET	(1,157,330)	(786,082)	(1,130,567)	(1,544,799)

LOSS BEFORE INCOME TAXES	(1,231,693)	(2,162,553)	(962,679)	(4,652,368)

BENEFIT FROM (PROVISION FOR) INCOME TAXES	(9,563)	(216,503)	(75,230)	99,409

NET LOSS	(1,241,256)	(2,379,056)	(1,037,909)	(4,552,959)

Deemed dividend on issuance of warrants	-	-	(5,788,493)	-
Deemed dividend on downround of warrants	(8,480,379)	-	(8,480,379)	-
Deemed dividend on downround of preferred stock	(8,189,515)	-	(8,189,515)	-
Deemed dividend on preferred stock	(352,807)	-	(352,807)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(18,263,957)	(2,379,056)	(23,849,103)	(4,552,959)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net	(1,028,875)	284	(1,434,104)	(473,294)

TOTAL COMPREHENSIVE LOSS	$(19,292,832)	$(2,378,772)	$(25,283,207)	$(5,026,253)

BASIC NET LOSS PER SHARE	$(0.93)	$(0.15)	$(1.28)	$(0.29)
DILUTED NET LOSS PER SHARE	$(0.93)	$(0.15)	$(1.28)	$(0.29)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	19,540,097	16,105,409	18,652,736	15,572,773
Diluted	19,540,097	16,105,409	18,652,736	15,572,773

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cosmos Holdings, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) AND MEZZANINE EQUITY

									Accumulated	Total
	Preferred Stock		Common Stock		Additional	Treasury Stock			Other	Stockholders'
	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	No. of Shares	Value	Accumulated Deficit	Comprehensive Income (Loss)	Deficit

Balance at January 1, 2021	-	$-	13,485,128	$13,484	$14,333,285	(415,328)	$(611,854)	$(18,750,824)	$854,896	$(4,161,013)
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	(473,578)	(473,578)
Sale of treasury stock to third party	-	-	-	-	249,350	65,000	650	-	-	250,000
Restricted stock issued to a consultant	-	-	1,800,000	1,800	1,187,650					1,189,450
Conversion of notes payable into shares of common stock	-	-	781,819	782	2,563,582	-	-	-	-	2,564,364
Net loss	-	-	-	-	-	-	-	(2,173,903)	-	(2,173,903)
Balance at March 31, 2021	-	-	16,066,947	16,066	18,333,867	(350,328)	(611,204)	(20,924,727)	381,318	(2,804,680)
Foreign currency translation adjustment, net			-	-	-	-	-	-	284	284
Conversion of related party debt			500,000	500	2,999,500	-	-	-	-	3,000,000
Forgiveness of related party debt			-	-	600,000	-	-	-	-	600,000
Restricted stock issued to a consultant			-	-	1,968,000	-	-	-	-	1,968,000
Net loss			-	-	-	-	-	(2,379,056)	-	(2,379,056)
Balance at June 30, 2021	-	$-	16,566,947	$16,566	$23,901,367	$(350,328)	$(611,204)	$(23,303,783)	$381,602	$384,548

	Preferred Stock		Common Stock		Additional	Treasury Stock			Accumulated Other	Total
	No. of Shares	Amount	No. of Shares	Amount	Paid-in Capital	No. of Shares	Amount	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity

Balance at January 1, 2022	-	$-	17,544,509	$17,544	$39,675,753	(387,424)	$(816,707)	$(34,345,506)	$(151,621)	4,379,463
Adoption of ASU 2020-06	-	-	-	-	(294,000)	-	-	53,248	-	(240,752)
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	(405,229)	(405,229)
Issuance of Series A preferred stock, net of issuance costs of $547,700	6,000	5,452,300	-	-	-	-	-	-	-	-
Conversion of notes payable into shares of common stock	-	-	238,000	238	973,182	-	-	-	-	973,420
Cashless exercise of warrants	-	-	829,471	829	(829)	-	-	-	-	-
Net income	-	-	-	-	-	-	-	203,347	-	203,347
Balance at March 31, 2022	6,000	5,452,300	18,611,980	18,611	40,354,106	(387,424)	(816,707)	(34,088,911)	(556,850)	4,910,249
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	(1,028,875)	(1,028,875)
Conversion of Series A preferred stock	(3,034)	(2,427,693)	4,892,222	4,892	2,422,801					2,427,693
Conversion of convertible debt	-	-	39,339	39	38,105	-	-	-	-	38,144
Cashless exercise of warrants	-	-	455,316	455	(455)	-	-	-	-	-
Deemed dividend upon downround of preferred stock and warrants	-	-	-	-	16,669,894	-	-	(16,669,894)	-	-
Deemed dividend on preferred stock	-	-	-	-	352,807	-	-	(352,807)	-	-
Stock-based compensation	-	-	-	-	24,101	-	-	-	-	24,101
Net loss	-	-	-	-	-	-	-	(1,241,256)	-	(1,241,256)
Balance at June 30, 2022	2,966	3,024,607	23,998,857	23,997	59,861,359	(387,424)	(816,707)	(52,352,868)	(1,585,725)	5,130,056

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,037,909)	$(4,552,959)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and amortization expense	181,863	166,219
Amortization of right-of-use assets	39,607	49,267
Amortization of debt discounts and accretion of debt	476,334	139,088
Lease expense	89,606	99,610
Interest on finance leases	7,333	5,250
Stock-based compensation	24,101	3,157,450
Deferred income taxes	61,111	(107,646)
Gain on extinguishment of debt	(1,004,124)	(445,636)
Change in fair value of the derivative liability	7,255	(87,869)
(Gain) loss on net change in fair value of equity investments	(56)	(1,318)
Changes in Assets and Liabilities:
Accounts receivable	(1,472,461)	(2,839,680)
Accounts receivable - related party	358,339	324,536
Inventory	(717,900)	(336,047)
Prepaid expenses and other assets	468,014	(1,415,455)
Prepaid expenses and other current assets - related party	(1,150,256)	450,454
Other assets	-	153,055
Accounts payable and accrued expenses	492,024	2,249,153
Accounts payable and accrued expenses - related party	(27,708)	195,151
Accrued interest	427,729	211,251
Lease liabilities	(89,247)	(71,436)
Taxes payable	(104,709)	-
Other current liabilities	(52,631)	159,132
Other liabilities	-	(20,964)
NET CASH USED IN OPERATING ACTIVITIES	(3,023,685)	(2,519,394)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from loan receivable	179,829	-
Purchase of property and equipment	(31,546)	(12,100)
Sale of fixed assets	11,837	-
Purchase of intangible assets	(320,427)	-
NET CASH USED IN INVESTING ACTIVITIES	(160,307)	(12,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of convertible note payable	-	(362,000)
Proceeds from convertible note payable	-	100,000
Payment of note payable	(2,476,350)	(20,000)
Proceeds from note payable	349,716	-
Payment of related party loan	(469,384)	(125,589)
Proceeds from related party loan	545,341	2,811,062
Payment of lines of credit	(11,363,636)	(12,189,057)
Proceeds from lines of credit	11,700,459	12,311,882
Proceeds from issuance of Series A Preferred Stock	5,452,300	-
Payments of finance lease liability	(46,677)	(51,427)
Financing fees	(218,572)	-
Proceeds from sale of treasury stock	-	250,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,473,197	2,724,871

Effect of exchange rate changes on cash	(13,372)	(16,000)

NET CHANGE IN CASH	275,833	177,377

CASH AT BEGINNING OF PERIOD	286,487	628,395
CASH AT END OF PERIOD	$562,320	$805,772

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$317,449	$208,565
Income tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Conversion of notes payable to common stock	$973,420	$2,564,364
Deemed dividend on warrants upon conversion of convertible debt	$5,788,493	$-
Deemed dividend on preferred stock and warrants upon trigger of downround feature	$16,669,894	$-
Deemed dividend upon cumulative dividend on preferred stock	$352,807	$-
Conversion of Series A preferred stock	$2,427,693	$-
Conversion of convertible debt	$38,144	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1 – BASIS OF PRESENTATION

The terms “COSM,” “we,” “the Company,” and “us” as used in this report refer to Cosmos Holdings, Inc. The accompanying unaudited condensed consolidated balance sheet as of June 30, 2022 and unaudited condensed consolidated statements of operations and comprehensive income for the three months ended June 30, 2022 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of COSM, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“Form 10-K”). The accompanying condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet.

NOTE 2 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

Cosmos Holdings Inc. (d/b/a Cosmos Health, Inc.) (Nasdaq: COSM) is an international healthcare group headquartered in Chicago, Illinois. The group is engaged in the nutraceuticals sector through its own proprietary lines of products “Sky Premium Life” and “Mediterranation”. The Company is operating in the pharmaceutical sector as well, through the provision of a broad line of branded generics and OTC medications. In addition, the group is involved in the healthcare distribution sector through its subsidiaries in Greece and the UK, serving retail pharmacies and wholesale distributors. Cosmos Holdings Inc. is strategically focusing on the research and development (“R&D”) of novel patented nutraceuticals (Intellectual Property) and specialized root extracts as well as on the R&D of proprietary complex generics and innovative OTC products. Cosmos has developed a global distribution platform and is currently expanding throughout Europe, Asia and North America. Cosmos Holdings has offices and distribution centers in Thessaloniki and Athens, Greece and Harlow, UK.

The Company was incorporated in the State of Nevada under the name Prime Estates and Developments, Inc. on July 21, 2009, and on November 14, 2013, we changed our name to Cosmos Holdings, Inc.. On August 2, 2022, the Company filed a Fictitious Firm Name Certificate in Nevada to do business under the name Cosmos Health, Inc. and will seek shareholder approval at the next annual shareholders meeting to amend its Articles of Incorporation for the name change. Through its acquisition of Amplerissimo Ltd, on September 27, 2013, the Company changed its principal activities into trading of products, providing representation, and provision of consulting services to various sectors. On August 1, 2014, the Company formed SkyPharm S.A., a Greek Company (“SkyPharm”), a subsidiary that focuses on the trading, sourcing and export of nutraceutical and pharmaceutical products. In February 2017, the Company acquired Decahedron Ltd., a UK Company (“Decahedron”) which is a fully licensed second-generation wholesaler specializing in imports and exports of generics and OTC pharmaceutical products within the EEA and distributor of Sky Premium Life nutraceutical products in the UK .

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

Going Concern

The Company’s condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the continuation of the Company as a going concern. For the six months ended June 30, 2022, the Company had revenue of $ 26,280,304, net loss of $1,037,909 and net cash used in operations of $3,023,685. Additionally, as of June 30, 2022, the Company had working capital of $4,128,418, an accumulated deficit of $52,352,868, and stockholders’ equity of $5,130,056. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing.

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

The Effects of War in the Ukraine

On February 24, 2022, Russian forces launched significant military action against Ukraine. There continues to be sustained conflict and disruption in the region, which is expected to endure for the foreseeable future. We do not conduct any commercial transactions with either Ukraine or Russia and the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. Such political issues and conflicts could have a material adverse effect on our results of operations and financial condition if they escalate in areas in which we do business. In addition, changes in and adverse actions by governments in foreign markets in which we do business could have a material adverse effect on our results of operations and financial condition.

These estimates may change, as new events occur, and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. We will continue monitoring the social, political, regulatory and economic environment in Ukraine and Russia, and will consider further actions as appropriate.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2022 and December 31, 2021, there were no cash equivalents.

The Company maintains bank accounts in the United States denominated in U.S. Dollars, in Greece denominated in Euros, U.S. Dollars and Great Britain Pounds (British Pounds Sterling), and in Bulgaria denominated in Euros. The Company also maintains bank accounts in the United Kingdom, denominated in Euros and Great Britain Pounds (British Pounds Sterling).

Reclassifications to Prior Period Financial Statements and Adjustments

Certain reclassifications have been made in the Company’s financial statements of the prior period to conform to the current year presentation. As of December 31, 2021, $7,393 in accumulated depreciation has been reclassified from property and equipment to accumulated amortization of goodwill and intangible assets and $4,772 was reclassified from prepaid expenses and other current assets to marketable securities on the unaudited condensed consolidated balance sheet. For the three and six months ended June 30, 2021, $578,598 and $1,104,169 was reclassified from general and administrative expenses to salaries and wages on the unaudited condensed consolidated statements of operations and comprehensive income. Additionally, for the six months ended June 30, 2021, $2,312 was reclassified from customer deposits to other current liabilities on the unaudited condensed consolidated statement of cash flows. These reclassifications have no impact on previously reported net income.

Account Receivable, net

Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts against gross accounts receivable reflects the best estimate of probable losses inherent in the receivables’ portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. At June 30, 2022 and December 31, 2021, the Company’s allowance for doubtful accounts was $1,575,015 and $1,702,743, respectively.

Tax Receivable

The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of its business in most of the countries in which it operates related to the procurement of merchandise and/or services it acquires and/or on sales and taxable income. The Company also collects VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services it sells. If the output VAT exceeds the input VAT, this creates a VAT payable to the government. If the input VAT exceeds the output VAT, this creates a VAT receivable from the government. The VAT tax return is filed on a monthly basis offsetting the payables against the receivables. In observance of EU regulations for intra-EU cross-border sales, our subsidiaries in Greece, SkyPharm and Cosmofarm, do not charge VAT for sales to wholesale drug distributors registered in other European Union member states. The net VAT receivable is recorded in prepaid expense and other current assets on the condensed consolidated balance sheets. As of June 30, 2022 and December 31, 2021, the Company had a VAT net payable balance of $497,182 and $400,616 respectively, recorded in the condensed consolidated balance sheet as accounts payable and accrued expenses.

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

Depreciation expense was $80,576 and $78,341 for the three months ended June 30, 2022 and 2021, respectively and $165,456 and $149,812 for the six months ended June 30, 2022 and 2021, respectively.

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

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 5 years for its pharmaceuticals and nutraceuticals products license. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. As of June 30, 2022, no revision to the remaining amortization period of the intangible assets was made.

Amortization expense was $8,249 and $8,249 for the three months ended June 30, 2022 and 2021, respectively and $16,407 and $16,407 for the six months ended June 30, 2022 and 2021, respectively.

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

As of June 30, 2022, investments consisted of (i) 3,000,000 shares, which traded at a closing price of $0 per share or a value of $0 of ICC International Cannabis Corp and (ii) 16,666 shares which traded at a closing price of $0.30 per share or value of $4,925 of National Bank of Greece. Additionally, the Company has $5,407 in equity securities of Pancreta Bank, which are revalued annually. See Note 3, for additional investments in equity securities.

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

The following tables presents assets that are measured and recognized at fair value as of June 30, 2022 and December 31, 2021, on a recurring basis:

	June 30, 2022			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – ICC International Cannabis Corp.	$-	$-	-	$-
Marketable securities – National Bank of Greece	4,925	-	-	4,925
Equity securities – Pancreta Bank	-	5,407	-	5,407
	$4,925	$5,407		$10,332

	December 31, 2021			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – ICC International Cannabis Corp.	$-	$-	-	$-
Marketable securities – National Bank of Greece	6,696	-	-	6,696
Equity securities – Pancreta Bank	-	4,772	-	4,772
	$6,696	$4,772		$11,468

Derivative Instruments

Derivative financial instruments are recorded in the accompanying condensed consolidated balance sheets at fair value in accordance with ASC 815. When the Company enters into a financial instrument such as a debt or equity agreement (the “host contract”), the Company assesses whether the economic characteristics of any embedded features are clearly and closely related to the primary economic characteristics of the remainder of the host contract. When it is determined that (i) an embedded feature possesses economic characteristics that are not clearly and closely related to the primary economic characteristics of the host contract, and (ii) a separate, stand-alone instrument with the same terms would meet the definition of a financial derivative instrument, then the embedded feature is bifurcated from the host contract and accounted for as a derivative instrument. The estimated fair value of the derivative feature is recorded in the accompanying consolidated balance sheets separately from the carrying value of the host contract. Subsequent changes in the estimated fair value of derivatives are recorded as a gain or loss in the Company’s condensed consolidated statements of operations.

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

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At June 30, 2022 the Company has maintained a valuation allowance against all net deferred tax assets in each jurisdiction in which it is subject to income tax.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Weighted average number of common shares outstanding-Basic	19,540,097	16,105,409	18,652,736	15,572,773
Potentially dilutive common stock equivalents	-	-	-	-
Weighted average number of common and equivalent shares outstanding - Diluted	19,540,097	16,105,409	18,652,736	15,572,773

Common stock equivalents are included in the diluted income per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented.

Accounting Standard Adopted

The Company has adopted Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), effective as of January 1, 2022, using the modified retrospective transition method which, among other things, simplifies the accounting for convertible instruments by eliminating the requirement to separate conversion features from the host contract. Consequently, a convertible debt instrument is accounted for as a single liability measured at its amortized cost and interest expense will be recognized at the coupon rate. The adoption resulted in the elimination of the debt discount that had been recorded within equity (see Note 11, “Convertible Debt”).

Correction of an Immaterial Error

During the three-month period ended June 30, 2022, the Company concluded it should have adopted ASU 2020-06 on January 1, 2022. The Company is now retrospectively adopting ASU 2020-06 as of January 1, 2022 in this Form 10-Q with a cumulative catch-up adjustment. The net impact of the adjustments was recorded as a reduction to the January 1, 2022 balance of additional paid-in capital in the amount of $294,000 and a reduction in accumulated deficit in the amount of $53,248, as presented in the statement of stockholders’ equity, and a reduction in discount on convertible notes payable in the amount of $240,752. The Company has concluded the impact to form 10-Q for the three-month period ended March 31, 2022 to be immaterial to the financial statements and recorded a catchup/correcting adjustment in the current Form 10-Q.

Recent Accounting Pronouncements

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

The Company determined the fair value of both exchanges based on an actively quoted stock price of ICC received in exchange for the Marathon shares. The Company continues to fair value its investment in ICC with changes recognized in earnings each period and was recorded as an unrealized gain on exchange of investment during the six months ended June 30, 2022 of $0. The value of the investments as of June 30, 2022 and December 31, 2021, was $0 and $0, respectively.

Since no value was attributed to the 33 1/3% equity ownership interest in Marathon received as consideration for the distribution services, the Company would receive variable consideration in the future for its services under the Distribution and Equity Acquisition Agreement, if certain milestones are achieved. Refer to Note 12 for the accounting associated with the cash of CAD $2 million received upfront. Variable consideration to be received in the future upon achieving the gross sales milestones described above, is constrained as the Company estimates that it is probable that a significant reversal of revenue could occur. In assessing the constraint, the Company considered its limited experience with the Products, new geographic markets and similar transactions, which affect the Company’s ability to estimate the likelihood of a probable revenue reversal. Therefore, no revenue has been recognized for the period ended June 30, 2022. The Company will continue to reassess variable consideration at each reporting period and update the transaction price when it becomes probable that a significant revenue reversal would not occur.

As of June 30, 2022, in addition to the 3,000,000 ICC shares valued at $0, as noted above, marketable securities also consisted of the following: 16,666 shares which traded at a closing price of $0.30 per share or value of $4,925 of National Bank of Greece. Additionally, the Company has $5,407 in equity securities of Pancreta Bank, which are revalued annually. The Company recorded a net unrealized gain on the fair value of these investments of $56 during the six months ended June 30, 2022.

CosmoFarmacy LP

In September 2019, the Company entered into an agreement with an unaffiliated third party to incorporate CosmoFarmacy L.P. for the purpose of providing strategic management consulting services and the retail trade of pharmaceutical products, and OTC to pharmacies. CosmoFarmacy was incorporated with a 30-year term through May 31, 2049. The unaffiliated third party is the general partner (the “GP”) of the limited partnership and is responsible for management and decision-making associated with CosmoFarmacy. The initial share capital was set to EUR 150,000 which was later increased to EUR 500,000. The GP contributed the pharmacy license (the “License”) valued at EUR 350,000 (30-year term) to operate the business of CosmoFarmacy in exchange for a 70% equity ownership. The Company is a limited partner and contributed cash of EUR 150,000 for the remaining 30% equity ownership. CosmoFarmacy is not publicly traded and the Company’s investment has been recorded using the equity method of accounting. The value of the investment as of June 30, 2022 and December 31, 2021 was $157,035 and $169,770, respectively, and is included in “Other assets” in the accompanying condensed consolidated balance sheet.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2022	December 31, 2021
Leasehold improvements	$482,848	$519,278
Vehicles	77,752	96,657
Furniture, fixtures and equipment	1,911,170	2,065,100
Computers and software	134,122	141,490
	2,605,892	2,822,525
Less: Accumulated depreciation and amortization	(986,665)	(934,473)
Total	$1,619,227	$1,888,052

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following at:

	June 30, 2022	December 31, 2021
License	$630,506	$345,739
Trade name / mark	36,997	36,997
Customer base	176,793	176,793
	844,296	559,529
Less: Accumulated amortization	(152,990)	(123,459)
Subtotal	691,306	436,070
Goodwill	49,697	49,697
Total	$741,003	$485,767

NOTE 6 – LOAN RECEIVABLE

On October 30, 2021, the Company entered into an agreement for a ten-year loan with a third-party to memorialize €4,284,521 ($4,849,221) in prepayments the Company had made. Interest is calculated at a rate of 5.5% per annum on a 360-day basis. Under the terms of the agreement, the Company is to receive 120 equal payments over the term of the loan. As of December 31, 2021, the Company had a short-term receivable balance of $377,590 and a long-term receivable balance of $4,410,689 under this loan. During the six months ended June 30, 2022, the Company received €164,521 ($172,237) in principal payments such that as of June 30, 2022, the Company had a short-term receivable balance of $ 358,982 and a long-term receivable balance of $3,897,876 under this loan.

NOTE 7 – INCOME TAXES

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the six months ended June 30, 2022 and 2021.

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

As of June 30, 2022 and 2021, the Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily due to a valuation allowance recorded against net deferred tax assets in in the United States.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. As of June 30, 2022 and December 31, 2021, the Company has maintained a valuation allowance against all net deferred tax assets in the United States only. Foreign valuation allowances were reversed on December 31, 2020.

For the three months ended June 30, 2022, and 2021, the Company has recorded tax expense in any jurisdiction where it is subject to income tax, in the amount of $9,563 and $216,503, respectively, on the condensed consolidated statements of operations and comprehensive loss.

For the six months ended June 30, 2022, and 2021, the Company has recorded tax expense in the amount of $75,230 and tax benefit of $99,409, respectively, on the condensed consolidated statements of operations and comprehensive loss.

NOTE 8 – CAPITAL STRUCTURE

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock, of which 6,000,000 are designated as Series A convertible preferred stock. The preferred stock has a liquidation preference over the common stock and is non-voting. As of June 30, 2022 and December 31, 2021, 6,000 and 0, preferred shares have been issued, respectively, and 2,966 and 0, shares outstanding, respectively.

Major Rights & Preferences of Series A Preferred Stock

On and effective October 4, 2021, the Company amended and restated its articles of incorporation (the “Amended and Restated Articles”) and filed a certificate of designation (the “COD”) for its Series A Preferred Stock (the “Series A Preferred Stock”) with the State of Nevada. On February 23, 2022, the Company filed Correction No. 1 to the COD. On July 28, 2022, the Company filed an Amendment to the COD with the State of Nevada to allow a holder to waive application of the Beneficial Ownership Limitation with respect to the conversion of Series A Preferred Stock.

The Amended and Restated Articles allow the Company’s Board of Directors the authority to authorize the issuance of preferred stock from time to time in one or more classes or series by resolution.

With respect to payment of dividends and distribution of assets upon liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, all shares of the Series A Preferred Stock will rank: (i) senior to all of the Company’s Common Stock and any other equity securities that the Company may issue in the future, (ii) equal to any other equity securities that the Company may issue in the future, the terms of which specifically provide that such equity securities are on parity or senior to the Series A Preferred Stock (“Parity Securities”), (iii) junior to all other equity securities the Company issues, the terms of which specifically provide that such equity securities rank senior to the Series A Preferred Stock, and (iv) junior to all of the Company’s existing and future indebtedness; without the prior written consent of the Majority Holders.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company (a “Liquidation”), the Holders of shares of Series A Preferred Stock shall be first entitled to receive out of the assets of the Company available for distribution to its shareholders.

Each Holder shall not be entitled to vote with holders of outstanding shares of Common Stock, voting together as a single class, with respect to any and all matters presented to the stockholders of the Company for their action or consideration, except as provided by law or as set forth in the COD.  The holders of Series A Preferred Stock are entitled to receive dividends paid and distributions made to the holders of Common Stock to the same extent as if the holders of Series A Preferred Stock had converted such shares into shares of Common Stock.

The Series A Preferred Stock was initially convertible into the Company’s Common Stock as determined by dividing the number of shares of Series A Preferred Stock to be converted by the lower of (i) $3.00 or (ii) 80% of the average volume weighted average price for the Company’s Common Stock for the five (5) trading days immediately following the effectiveness of the registration statement concerning the shares (the “Conversion Price”).  On June 14, 2022, the Conversion Price was reset to $0.6215 per share.

On February 28, 2022, the Company entered into a securities purchase agreement, or the Purchase Agreement, with certain investors and an insider for a private placement of the Company’s securities (the “Private Placement”).

The Private Placement consisted of the sale of 6,000 shares of the Company’s Series A Convertible Preferred Stock, or the Series A Shares, at a price of $1,000 per share, and 2,000,000 warrants to purchase shares of common stock, or the Warrants, for aggregate gross proceeds of approximately $6 million. The Warrants were initially exercisable to purchase shares of common stock at $3.30 per share, or 110% of the Series A Shares initial conversion price and will expire five and one-half years following the initial exercise date of the Warrants. The Company determined that the 2,000,000 warrants are additional value being distributed to the preferred stockholders and presented the warrants’ fair value of $5,788,493 as a deemed dividend in the unaudited condensed consolidated statements of operations and comprehensive loss. The warrants were valued using the Black-Scholes option pricing model with the following terms: a) exercise price of $3.30, b) common stock fair value of $3.42, c) volatility of 118%, d) discount rate of $1.71%, and e) dividend rate of 0%.

The closing of the Private Placement occurred on February 28, 2022. As a condition to the closing of the sale, the Company’s common stock received conditional approval for listing and trading on the Nasdaq Capital Market and commenced trading on February 28, 2022, under the trading symbol, COSM. Concurrent with the issuance of the Series A Shares, the Company executed a registration rights agreement (the “Registration Rights Agreement”) to register the resale of the shares of common stock issuable upon conversion of the Series A Shares and the shares of common stock issuable upon exercise of the warrants issued in connection with the Series A Shares. The Company was required to file its initial registration statement within 45 days following February 28, 2022. The Effectiveness Date was required to be 60 days after February 28, 2022, or 75 days following the SEC’s full review, and any additional registration statements that may be required are to be filed within 20 days following the date required by the SEC. If the Company fails to timely file its initial registration statement, or any additional registration statement, or otherwise comply with the requirements of the Registration Rights Agreement, the Company shall pay each holder 2% of the subscription amount in cash until cured, with an additional penalty of 18% if the cash payment is not made within seven days of the cash payable date.

The Company filed its initial registration statement on May 25, 2022, and thus accrued for liquidated damages payable to the Holders in the amount of $187,970, calculated as described above, for both the late filing of the registration statement (event) and the 1st anniversary (30 days following the event date) of the event. Upon the effectiveness of  the Company’s registration statement, the Series A Shares conversion price was adjusted to $0.62152 and the warrant exercise price was adjusted to $0.62152 per share. The Company recorded a deemed dividend in the amount of $8,189,515 upon reducing the conversion price from $3.00 to $0.62152 which was recorded as an increase to additional paid-in capital and an increase to accumulated deficit.

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

Mezzanine Equity

The Series A Shares are recorded as mezzanine equity in accordance with ASC 480 at its initial net carrying value in the amount of $5,452,300. The Series A Shares are recorded as mezzanine equity in accordance with ASC 480 as the Company may be obligated to issue a variable number of shares at a fixed price known at inception and there is no maximum number of shares that could potentially be issued upon conversion. In this instance, cash settlement would be presumed and the Series A Shares are classified as mezzanine equity in accordance with ASC 480-10-S99. Immediately upon effectiveness of the registration statement registering for resale of all the common stock issuable under the Series A Shares, all outstanding Series A Shares shall automatically convert into common stock.

As of June 30, 2022, 3,034 of the Series A Shares have been converted into 4,892,222 shares of common stock in accordance with the terms of the agreements and thus an amount of $2,427,693 was reclassified from mezzanine equity to additional paid-in capital.

Common Stock

The Company is authorized to issue 300 million shares of common stock. As of June 30, 2022 and December 31, 2021, the Company had 23,998,857 and 17,544,509 shares of our common stock issued, respectively, and 23,611,433 and 17,157,085 shares outstanding, respectively.

Consulting Agreement

The Company entered into a Consulting Agreement (the “Agreement”) effective as of February 5, 2021, with a non-affiliated consultant (the “Consultant”). The Company engaged the Consultant to perform consulting services relating to Company management, debt structure, business plans and business development in connection with any capitalization transactions involving the Company and any newly created or existing entities. The Agreement was for a term of nine (9) months with an initial term of ninety (90) days (the “Initial Term”). The Agreement was terminable by the Company for any reason upon written notice at any time after the Initial Term.

The Company agreed to pay Consultant and its assignees an aggregate of 1,800,000 restricted shares of Common Stock, earned at the rate of 200,000 shares per month, which shall be issued and fully paid for in consideration of the Consultant’s considerable expertise and experience and its commitment to work for the Company. However, in the event the Agreement is terminated for any reason after the Initial Term, the shares are subject to a claw back for any months remaining after the Termination Date. The shares were valued on the date of the agreement at $3.28 per share or $5,904,000, which was be amortized over the term of the agreement. As of June 30, 2022 and 2021, the Company has expensed $0 and $3,157,451 under the agreement.

Debt Conversions

During the six months ended June 30, 2022, the Company issued 238,000 shares of common stock upon the conversion of $1,190,000 of notes payable. The Company recorded $973,420 as a capital contribution and an increase in equity related to the conversion of the $1,190,000 reduced by $216,580 recorded as a gain upon extinguishment of debt upon modification. The $216,580 gain upon extinguishment was determined using the fair value of the Company of $4.09 per share at the extinguishment commitment date.

On May 1, 2022, the Company issued 39,339 shares of common stock to convert $26,515 principal and accrued interest. Following the conversion, the outstanding balance of the above Note was $0. Upon conversion, the 39,339 shares were issued at a fair value of $38,144 which was recorded as equity. Accordingly, upon conversion, the Company reduced its derivative liability by $11,629 (see Note 11).

Exercise of Warrants

During the six months ended June 30, 2022, the Company issued 1,284,787 shares of common stock upon the cashless exercise of 3,488,171 warrants.

Issuance of Warrants

On May 25, 2022, the Company granted 33,333 warrants to a third party based on a settlement agreement signed on May 25, 2022 as a compensation concerning the services the third party provided for the Private Placement closed on February 28, 2022. The Company recorded stock-based compensation in the amount of $24,101 upon issuance of the warrants valued using the Black-Scholes option pricing model with the following assumptions: a) common stock fair value of $1.07, b) exercise price of $3.30, c) term of 5.51 years, d) volatility of 107.3%, e) dividend rate of 0%, and d) discount rate of 2.71%.

On June 7, 2022, the Company issued 8,619,127 warrants upon triggering the down round protection feature in relation to the warrants issued in connection with the Series A shares with an exercise price of $0.62152 and a term of approximately 5 years. Additionally, the Company lowered the exercise price of the 2,000,000 warrants then outstanding from $3.30 to $0.62152 per common share upon triggering the down round protection. The Company recorded a deemed dividend in the amount of $8,480,379 in relation to the down round protection feature for the incremental value of the shares issued and lowered exercise price valued using the Black-Scholes option pricing model with the following assumptions: a) common stock fair value of $1.07, b) old exercise price of $3.30 and revised exercise price of $0.62152, c) term of 5.24 years, d) volatility of 121.47%, e) dividend rate of 0%, and d) discount rate of 2.99%.

NOTE 9 – RELATED PARTY TRANSACTIONS

Doc Pharma S.A.

As of June 30, 2022, the Company has a prepaid balance of $4,120,335 and an accounts payable balance of $511,143, resulting in a net prepaid balance of $3,609,192 to Doc Pharma S.A. related to purchases of inventory. Additionally, the Company has a receivable balance of $2,299,982. As of December 31, 2021, the Company has a prepaid balance of $3,263,241 to Doc Pharma S.A. related to purchases of inventory. Additionally, the Company had a receivable balance of $2,901,300 and an accounts payable balance of $565,756.

During the three months ended June 30, 2022 and 2021, the Company purchased a total of $624,627 and $1,091,118 of products from Doc Pharma S.A., respectively. During the three months ended June 30, 2022 and 2021 the Company had $34,132 and $523,712 in revenue from Doc Pharma S.A., respectively.

During the six months ended June 30, 2022 and 2021, the Company purchased a total of $1,328,435 and $1,413,924 of products from Doc Pharma S.A., respectively. During the six months ended June 30, 2022 and 2021 the Company had $418,717 and $796,917, in revenue from Doc Pharma S.A., respectively.

On October 10, 2020, the Company entered into a contract manufacturer outsourcing “CMO” agreement with DocPharma whereby Doc Pharma is responsible for the development and manufacturing of pharmaceutical products and nutritional supplements according to the Company’s specifications based on strict pharmaceutical standards and good manufacturing practice (“GMP”) protocols as the National Organization for Medicines requires. The Company has the exclusive ownership rights for trading and distribution of its own branded nutritional supplements named “Sky Premium Life®”. The duration of the agreement is for 5 years however either party may terminate the agreement at any time giving six-months advance notice. Doc Pharma is exclusively responsible for supplying the raw materials and packaging required to manufacture the final product. However, they are not responsible for potential delays that may arise, concerning their import. Doc Pharma is obliged to store the raw and packaging materials. The delivery of raw and packaging materials should be purchased at least 30 and 25 days, respectively, before the delivery date of the final product. The Manufacturer solely delivers the finished product to the Company. There is a minimum order quantity “MoQ” of 1,000 pieces per product code. Both parties have agreed that the Company will deposit 60% of the total cost upon agreement and assignment and 40% of the total cost including VAT charge upon the delivery date. The prices are indicative and are subject to amendments if the cost of the raw material or the production cost change. For the six-month period ended on June 30, 2022, the Company has purchased € 798,353 ($872,489) in inventory related to this agreement.

On May 17, 2021, Doc Pharma and the Company entered into a Research and Development “R&D” agreement whereby Doc Pharma will be responsible for the research, development, design, registration, copy rights and licenses of 250 nutritional supplements for the final products called Sky Premium Life®. These products will be sold in Greece and abroad. The total cost of this project will be €1,425,000 plus VAT and will be done over three phases as follows: Design & Development (€725,000); Control and Product Manufacturing (€250,000) and Clinical Study and Research (€450,000). In the year ended December 31, 2021, SkyPharm bought 67 licenses at value of €261,300 ($289,860) from Doc Pharma which was the 18.33% of the total cost. During the three months ended June 30, 2022, SkyPharm bought another 14 licenses at value of €293,200 ($306,951) from Doc Pharma which was the 20.57% of the total cost. SkyPharm has bought in total as of June 30, 2022, 81 licenses at value of € 554,500 ($580,506) which is the 38.91% of the total cost. The agreement will be terminated on December 31, 2025.

 Doc Pharma S.A is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the wife of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma S.A. in the past.

Notes Payable – Related Party

A summary of the Company’s related party notes payable as of June 30, 2022 and December 31, 2021 is presented below:

	June 30, 2022	December 31, 2021

Beginning balance	$464,264	$501,675
Foreign currency translation	(34,826)	(37,411)
Ending balance	$429,438	$464,264

Grigorios Siokas

On December 20, 2018, the €1,500,000 ($1,718,400) note payable, originally borrowed pursuant to a Loan Agreement with a third-party lender, dated March 16, 2018, was transferred to Grigorios Siokas. The note bears an interest rate of 4.7% per annum, matured on March 18, 2019 pursuant to the original agreement and was extended until December 31, 2021. The note is not in default and the maturity date has been extended again until December 31, 2023. As of December 31, 2021 the Company had an outstanding balance of €400,000 ($452,720) and accrued interest of €177,313 ($200,683). As of June 30, 2022, the Company has an outstanding balance of €400,000 ($418,760) and accrued interest of €186,645 ($195,399).

Grigorios Siokas is the Company’s CEO and principal shareholder.

Dimitrios Goulielmos

On November 21, 2014, the Company entered into an agreement with Dimitrios Goulielmos, as amended on November 4, 2016. Pursuant to the amendment, this loan has no maturity date and is non-interest bearing. As of December 31, 2021, the Company had a principal balance of €10,200 ($11,544). A principal balance of €10,200 ($10,678) remained as of June 30, 2022.

Dimitrios Goulielmos is a current director and former CEO of the Company.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the six months ended June 30, 2022, the Company recorded a gain of $34,826.

Loans Payable – Related Party

A summary of the Company’s related party loans payable during the six months ended June 30, 2022, and the year ended December 31, 2021 is presented below:

	June 30, 2022	December 31, 2021

Beginning balance	$1,293,472	$1,629,246
Proceeds	526,612	6,377,156
Payments	(449,643)	(133,552)
Conversion of debt	-	(6,000,000)
Settlement of lawsuit	-	(600,000)
Foreign currency translation	(88,639)	20,623
Ending balance	$1,281,802	$1,293,472

Grigorios Siokas

From time to time, Grigorios Siokas loans the Company funds in the form of non-interest bearing, no-term loans. As of December 31, 2021, the Company had an outstanding principal balance under these loans of $1,293,472 in loans payable to Grigorios Siokas.

During the six months ended June 30, 2022, the Company borrowed additional proceeds of €407,500 ($426,612), and $100,000 and repaid €429,500 ($449,643) of these loans.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the six months ended June 30, 2022 the Company recorded a gain of $88,639.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

NOTE 10 – LINES OF CREDIT

A summary of the Company’s lines of credit as of June 30, 2022 and December 31, 2021 is presented below:

	June 30, 2022	December 31, 2021
National	$2,651,660	$3,265,236
Alpha	811,432	947,333
Pancreta	790,193	489,985
National – COVID	314,885	407,174
EGF	419,335	-
Subtotal	4,987,505	5,109,728
Reclassification of National-COVID – Long-term	(191,825)	(366,171)
Ending balance	$4,795,680	$4,743,557

The line of credit with National Bank of Greece is renewed annually with current interest rates of 6.00%, 4.35% (“COSME 2” facility) and 4.35% (plus the 6-month Euribor plus any contributions currently in force by law on certain lines of credit), (“COSME 1” facility).

The maximum borrowing allowed for the 6% line of credit was $3,114,527 and $2,489,960 as of June 30, 2022 and December 31, 2021, respectively. The outstanding balance of the facility was $1,685,579 and $2,185,413, as of June 30, 2022 and December 31, 2021, respectively.

The maximum borrowing allowed for the 4.35% lines of credit, was $1,046,900 and $1,131,800 as of June 30, 2022 and December 31, 2021, respectively. The outstanding balance of the facilities was $966,081 and $1,079,823 as of June 30, 2022 and December 31, 2021, respectively.

The line of credit with Alpha Bank of Greece is renewed annually with a current interest rate of 6.00%. The maximum borrowing allowed was $1,046,900 and $1,131,800 as of June 30, 2022 and December 31, 2021, respectively. The outstanding balance of the facility was $811,432 and $947,333, as of June 30, 2022 and December 31, 2021, respectively.

 The Company entered into a line of credit with Pancreta Bank on February 23, 2021. The line of credit is renewed annually with a current interest rate of 6.10%. The maximum borrowing allowed as of June 30, 2022 and December 31, 2021 was $1,046,900 and $565,900, respectively. The outstanding balance of the facility as of June 30, 2022 and December 31, 2021, was $790,193 and $489,985, respectively.

The Company entered into a line of credit with EGF on June 06, 2022. The line of credit is renewed annually with a current interest rate of 4.49%. The maximum borrowing allowed as of June 30, 2022 was $418,760. The outstanding balance of the facility as of June 30, 2022 was $419,335.

Interest expense for the three months ended March 31, 2022 and 2021, was $17,175 and $16,501, respectively and for the six months ended June 30, 2022 and 2021, was $133,786 and $153,589, respectively.

Under the agreements, the Company is required to maintain certain financial ratios and covenants. These lines of credit were assumed in the Company’s acquisition of Cosmofarm. As of June 30, 2022 and December 31, 2021, the Company was in compliance with these ratios and covenants.

The above lines of credit are guaranteed and backed by customer receivable checks and they are not considered to be a direct debt obligation for the Company. They are a type of factoring, where the postponed customer checks are assigned by the Company to the bank, in order to be financed at a pre-agreed rate.

COVID-19 Government Funding

Interest expense for six months ended June 30, 2022 and 2021 was $378 and $0, respectively.

NOTE 11 – CONVERTIBLE DEBT

A summary of the Company’s convertible debt at June 30, 2022 and December 31, 2021 is presented below:

	June 30, 2022	December 31, 2021

Beginning balance convertible notes	$640,000	$1,447,000
New notes	-	625,000
Payments	-	(907,000)
Conversion to common stock	(15,000)	(525,000)
Subtotal notes	625,000	640,000
Debt discount at year end	(5,744)	(258,938)
Convertible note payable, net of discount	$619,256	$381,062

All of the convertible debt is classified as short-term within the condensed consolidated balance sheet as it all matures and will be paid back within fiscal year 2022.

December 21, 2020 Securities Purchase Agreement

On December 21, 2020 the Company entered into a convertible promissory note with Platinum Point Capital, LLC (the “Holder”, “Lender” or “Platinum”) pursuant to a Securities Purchase Agreement (the “SPA”).

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

On May 1, 2022 the Company issued 39,339 shares of common stock to convert $26,515 principal and accrued interest. Following the conversion, the outstanding balance of the above Note is $0. Upon conversion, the 39,339 shares were issued at a fair value of $38,144 which was recorded as equity. Accordingly, upon conversion, the Company reduced its derivative liability by $11,629 (see Note 8).

The Company determined that the embedded conversion feature of the convertible promissory note meets the definition of a derivative liability which is accounted for separately. The Company determined a derivative liability exists and determined that the embedded derivative was valued at $456,570 which was recorded as a debt discount, and together with the original issue discount and transaction expenses of $43,000, in the aggregate of $499,570, is being amortized over the life of the loan. As of June 30, 2022 and December 31, 2021 the full amount of the debt discount has been amortized. As of June 30, 2022 and December 31, 2021, the fair value of the derivative liability was $0 and $5,822, respectively. For the six months ended June 30, 2022 and 2021, the Company record a loss on the change in fair value of the derivative of $5,807 and $65,787, respectively.

January 7, 2021 Subscription Agreement

On January 7, 2021 (the “Issue Date”), the Company entered into a subscription agreement with an unaffiliated third party, whereby the Company issued for a purchase price of $100,000 in principal amount, a convertible promissory note. The note bears an interest rate of 8% per annum and matured on the earlier of (i) consummation of the Company listing its common shares on the NEO Stock Exchange or (ii) October 31, 2021.

Upon the consummation of a NEO listing, the total principal and accrued interest outstanding on the note will convert into shares of the Company’s common stock at a 25% discount to the prices of the common shares sold in the financing to be conducted in conjunction with the NEO listing. In the event that a NEO listing is not consummated on or before October 31, 2021, the note holder will have the option, in part or in full, to have the note repaid with interest, or convert the note into Company common stock at a 25% discount to the 30-day volume-weighted average price of the Common Shares on the most senior stock exchange in North American on which the common shares are trading prior to conversion. As of June 30, 2022, the Company had a principal balance of $100,000 and had accrued $11,739 in interest expense.

The Company determined that the embedded conversion feature of the convertible promissory note meets the definition of a derivative liability which is accounted for separately. The Company measured the embedded derivative valued at $62,619 which was recorded as a debt discount and additional paid-in capital and is being amortized over the life of the loan. As of June 30, 2022 and December 31, 2021, $62,619 of the debt discount has been amortized. As of June 30, 2022 and December 31, 2021, the fair value of the derivative liability was $41,292 and $39,843, respectively. For the six months ended June 30, 2022, the Company recorded a loss of $1,449 from the change in fair value of derivative liability as other income in the consolidated statements of operations and comprehensive income (loss) compared to a gain of $22,082 for the 6 month period ended June 30, 2021.

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

Upon the consummation of a Nasdaq listing, the total principal and accrued interest outstanding on the note will convert into shares of the Company’s common stock at a 30% discount to the prices of the common shares sold in the financing to be conducted in conjunction with the Nasdaq listing, subject to a conversion floor of $3.00. The Company determined that the embedded conversion feature of the convertible promissory note meets the definition of a beneficial conversion feature which is accounted for separately as of December 31, 2021. The Company measured the beneficial conversion feature’s intrinsic value on September 17, 2021, at $294,000 which, together with the OID of $25,000 was recorded as a debt discount and is being amortized over the life of the loan. On January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method. As a result of the adoption, on January 1, 2022, the Company recorded an increase to additional paid-in capital of $294,000 and a decrease to accumulated deficit of $53,248. For the year ended December 31, 2021, $60,063 of the debt discount has been amortized. As of December 31, 2021, the Company had accrued a principal balance of $525,000, had accrued $15,166 in interest expense, and had remaining debt discount of $258,938 which resulted in a net convertible note payable of $266,063.

For the six months ended June 30, 2022, $294,000 of the debt discount was reduced and recorded as a reduction to additional paid-in capital and has been amortized. As of June 30, 2022, the Company had accrued a principal balance of $525,000, had accrued $41,416 in interest expense, and had remaining debt discount of $5,744 which resulted in a net convertible note payable of $519,256.

 Derivative Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2022:

Amount
Balance on January 1, 2022	$45,665
Issuances to debt discount	-
Reduction of derivative related to conversions	(11,629)
Change in fair value of derivative liabilities	7,255
Balance on June 30, 2022	$41,291

The fair value of the derivative conversion features and warrant liabilities as of June 30, 2022 and December 31, 2021 were calculated using a Monte-Carlo option model valued with the following assumptions:

	June 30,	December 31,
	2022	2021
Dividend yield	0%	0%
Expected volatility	113.3%	106.8%-107.3%
Risk free interest rate	2.37%	0.41%-0.44%
Contractual terms (in years)	.50	.50 – .52

NOTE 12 – DEBT

A summary of the Company’s third-party debt as of June 30, 2022 and December 31, 2021 presented below:

June 30, 2022	Loan Facility	Trade Facility	Third Party	COVID Loans	Total
Beginning balance	$1,299,784	$6,207,010	$10,077,977	$234,117	$17,818,888
Proceeds	-	-	335,008	-	335,008
Payments	(157,663)	(207,035)	(2,085,132)		(2,449,830)
Conversion of debt	(1,190,000)	-		-	(1,190,000)
Recapitalized upon debt modification	-	(129,002)	(1,003,200)	-	(1,132,202)
Accretion of debt	77,551	-		-	77,751
Foreign currency translation	45,676	(105,056)	(80,863)	(19,109)	(159,352)
Subtotal	75,348	5,765,917	7,243,790	215,008	13,300,063
Notes payable - long-term	-	-	(992,289)	(187,337)	(1,179,626)
Notes payable - short-term	$75,348	$5,765,917	$6,251,501	$27,671	$12,120,437

December 31, 2021	Loan Facility	Trade Facility	Third Party	COVID Loans	Total
Beginning balance	$3,302,100	$6,446,000	$12,631,284	$435,210	$22,814,594
Proceeds	-	-	565,900	-	565,900
Payments	(141,475)	(57,835)	(62,878)	(3,233)	(265,421)
Conversion of debt	(1,606,500)	-	(3,010,000)	-	(4,616,500)
Recapitalized upon debt modification	(86,670)	-	-	-	(86,670)
Debt forgiveness	-	-	-	(169,770)	(169,770)
Foreign currency translation	(167,671)	(181,155)	(46,329)	(28,090)	(423,245)
Subtotal	1,299,784	6,207,010	10,077,977	234,117	17,818,888
Notes payable - long-term	-	(2,450,000)	(9,854,906)	(51,478)	(12,356,384)
Notes payable - short-term	$1,299,784	$3,757,010	$223,071	$182,639	$5,462,504

Our outstanding debt as of June 30, 2022 is repayable as follows:
June 30, 2022
2022	$3,140,672
2023	10,264,053
2024	338,399
2025	342,531
2026 and thereafter	340,992
Total debt	14,426,647
Less: fair value adjustments to assumed debt obligations	(1,126,584)
Less: notes payable - current portion	(12,120,437)
Notes payable - long term portion	$1,179,626

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

•

Agreed to issue no more than 238,000 shares of common stock upon approval of the listing of the Company’s common stock on Nasdaq to settle $1,190,000 (€1,000,000) of debt. The Company issued these shares on February 28, 2022. Upon issuance of the 238,000 shares of common stock, the Company recorded a gain on extinguishment of debt in the amount of $216,580 determined using the fair value of the Company’s common stock at the commitment date of $4.09 per share.

The Company evaluated the August 4, 2021, exchange agreement for debt modification in accordance with ASC 470-50 and concluded that the debt qualified for debt extinguishment because a substantial conversion feature was added to the debt terms. Upon extinguishment, the Company recorded a loss upon extinguishment in the amount of $6,642 and recorded the new debt at fair value based on the present value of future cash flows using a discount rate of 11.66%. As of June 30, 2022 and December 31, 2021, the Company has accrued interest expense of $17,244 and $4,414, respectively, and the principal balance of the debt is $75,271 and $1,299,784, respectively, which is classified as Notes payable on the unaudited condensed consolidated balance sheet.

 The debt is subject to acceleration in an Event of Default (as defined in the Notes). This agreement is secured by a personal guaranty of Grigorios Siokas, which is secured by a pledge of 1,000,000 shares of common stock of the Company owned by Mr. Siokas.

During Q2 2022, the Company informally agreed with the Lender to extend the maturity of the facility to September 30, 2022. The Company reassessed and adjusted accordingly the accretion of the debt extinguishment effect described above.

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

The USD $4,000,000 loan matured on August 31, 2021. On March 3rd 2022, the Company entered into an extension to the facility agreement. Based on the updated repayment terms, the facility’s final repayment date was extended to January 2023. During June 2022, the Company agreed with the Lender to postpone the repayment of an installment of $500,000 due on June 30, 2022 (based on the extension agreement signed on March 3rd, 2022) and settle it with the balloon repayment in January 2023.

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

During the year ended December 31, 2021, the Company repaid €50,000 ($56,508) of the €2,000,000 balance such that as of December 31, 2021, the Company had principal balances of €1,950,000 ($2,207,010) and $4,000,000 under the agreements, of which $2,450,000 is classified as notes payable-long term on the consolidated balance sheet and the Company had accrued $10,466 in interest expense related to these agreements.

On March 3, 2022, the Company entered into a modification agreement to extend the maturity date to January 10, 2023 and payments under the $4,000,000 loan. The loan was considered a modification under ASC 470-50 because the change in the present value of cash flows is less than 10%. During June 2022, the Company agreed with the Lender to postpone the repayment of an installment of $500,000 due on June 30, 2022 (based on the extension agreement signed on March 3rd, 2022) and settle it with the balloon repayment in January 2023. Based on the updated cash flow test performed, the change in the present value of the cash flows was again less than 10% and the change is considered a modification. The Company capitalized fees paid upon modification of €200,000 that are being amortized over the life of the loan. During the six months ended June 30, 2022, the Company repaid €100,000 ($104,690) of the €1,950,000 balance and $50,000 of the $4,000,000 balance such that as of June 30, 2022, the Company had principal balances of €1,850,000 ($1,936,765) and $3,829,235 under the agreements which are recorded as short term. As of June 30, 2022, the Company had accrued $17,434 in interest expense related to these agreements.

Third Party Debt

On November 16, 2015, the Company entered into a Loan Agreement with Panagiotis Drakopoulos, former Director and former Chief Executive Officer, pursuant to which the Company borrowed €40,000 ($42,832) as a note payable from Mr. Drakopoulos. The note bears an interest rate of 6% per annum and was due and payable in full on November 15, 2016. As of December 31, 2021, the Company had an outstanding principal balance of €8,000 ($9,054) and accrued interest of €6,318 ($7,151). As of June 30, 2022, the Company had an outstanding principal balance of €8,000 ($8,375) and accrued interest of €6,557 ($6,865).

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

The May 18 Note is subject to acceleration in an Event of Default. Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the May 18 Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2021 the Company had a principal balance of $2,000,000 on this note, which is classified as Notes payable long-term portion on the consolidated balance sheet.

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

The Company used the proceeds from the July 3 Note to repay the principal outstanding on the May 18 Note ($2,000,000), the May 18 Note ($2,000,000), and the February Note ($1,000,000). As of December 31, 2021, the Company had a principal balance of $5,000,000 on this note, which is classified as Notes payable – long term portion on the consolidated balance sheet.

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

Modification of May 18, 2020, July 3, 2020, and August 4, 2020 Senior Promissory Notes

On February 23, 2022, the Company entered into modification agreements to extend the due dates of the May 18 Note, July 3 Note, and August 4 Note to June 30, 2023 of $9,000,000, in the aggregate. The Company paid restructuring fees totaling $506,087 upon modification. The Company determined the modification should be recorded as debt extinguishment in accordance with ASC 470 because the present value of the remaining cash flows under the terms of the new debt instrument is at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. The Company recorded the new debt at fair value in the amount of $7,706,369 and a gain upon extinguishment in the amount of $787,544. During the six months ended June 30, 2022, the Company made principal payments in the amount of $2,000,000 and recorded non-cash interest expense in the amount of $290,431 for the accretion of debt. As of June 30, 2022, the Company had a principal balance of $5,996,800 in relation to the May 18 Note, July 3 Note, and August 4 Note, in the aggregate. As of June 30, 2022, the Company has accrued an aggregate total of $757,478 of accrued interest on these notes, in the aggregate.

November 19, 2020 Debt Agreement

On November 19, 2020, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($611,500). The note matures on November 18, 2025 and bears an annual interest rate, based on a 360-day year, of 3.3% plus .6% plus 6-month Euribor when Euribor is positive. Pursuant to the terms of the agreement, there is a six-month grievance from the first deposit date, which was November 19, 2020, for principal repayment. The principal is to be repaid in 18 quarterly installments of €27,778 with the first payment due 9 months from the first deposit. During the year ended December 31, 2021, the Company repaid €55,556 ($62,878) of the principal and as of December 31, 2021, the Company has accrued interest of $5,642 related to this note and a principal balance of €444,444 ($503,022), of which $377,270 is classified as Notes payable – long term portion on the consolidated balance sheet. During the six months ended June 30, 2022, the Company repaid €55,556 ($58,161) of the principal and as of June 30, 2022, the Company has accrued interest of $8,850 related to this note and a principal balance of €388,889 ($407,128), of which $290,806 is classified as Notes payable – long term portion on the accompanying condensed consolidated balance sheet

July 30, 2021 Debt Agreement

On July 30, 2021, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($578,850). The note matures on August 5, 2026 and bears an annual interest rate that applies to 60% of the principal of the note that is based on a 365-day year, of 5.84% plus 3-month Euribor when Euribor is positive. Pursuant to the terms of the agreement, there is a six-month grace period for principal repayment during which interest is accrued. The principal is to be repaid in 18 quarterly installments of €27,778 commencing three months from the end of the grace period. As of December 31, 2021, the Company has accrued interest of $3,100 and a principal balance of €500,000 ($565,900), of which $477,637 is classified as Notes payable – long term portion on the consolidated balance sheet. As of June 30, 2022, the Company has accrued interest of $2,721 and a principal balance of €474,231 ($496,473), of which $386,181 is classified as Notes payable – long term portion on the accompanying condensed consolidated balance sheet.

June 9, 2022 Debt Agreement

On June 9, 2022 the Company entered into an agreement with a third-party lender in the principal amount of €320,000 ($335,008). The Note matures on June 16, 2027 and bears an annual interest of 3.89% plus levy of 0.60% plus the 3-month Euribor (when positive). Pursuant to the agreement, there is a twelve-month grace period for principal repayment during which interest is accrued. The principal is to be repaid in 17 equal quarterly installments of €18,824 commencing on June 30, 2023. As of June 30, 2022 the Company has accrued interest of $618 and an outstanding balance of €320,000 ($335,008), of which $315,302 is classified as Notes payable – long term portion on the accompanying condensed consolidated balance sheet.

COVID-19 Government Loans

On May 12, 2020, the Company’s subsidiary, SkyPharm, was granted and on May 22, 2020 the Company received a €300,000 ($366,900) loan from the Greek government. The loan will be repaid in 40 equal monthly installments beginning on July 29, 2022. As a condition to the loan, the Company was required to retain the same number of employees until October 31, 2020. During the year ended December 31, 2021, the Company received a waiver of 50% forgiveness of the loan and recorded $177,450 as other income. As of December 31, 2021 the principal balance was $169,770. As of June 30, 2022, the principal balance was $157,035.

On June 24, 2020, the Company received a loan £50,000 ($68,310) from the United Kingdom government. The loan has a ten-year maturity and bears interest at a rate of 2.5% per annum beginning 12-months after the initial disbursement. The Company may prepay this loan without penalty at any time. The Company repaid £2,335 ($3,233) of principal during the year ended December 31, 2021, and the balance as of December 31, 2021 was £47,665 ($64,347). As of June 30, 2022, the principal balance was £47,665 ($57,974).

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

 As discussed in Note 3, the Company attributed no value to the shares received in Marathon pursuant to (a) above. In relation to the CAD $2 million cash received noted in (b) above, the Company accounted for its obligation to issue a variable number of the Company’s Common Shares as Share-settled debt obligation in accordance with ASC 480 measured at fair value or the settlement amount of $1,554,590 (CAD $2 million). If settlement were to occur on December 31, 2019, the Company would be required to issue 2,506,127 common shares to settle its debt obligation. The Company could be obligated to potentially issue an unlimited number of common shares to settle its Share-settled debt obligation. If such events were to occur, the Company would be required to increase its authorized share capital and since increasing the authorized share capital is within the control of the Company, as our CEO controls greater than 50% of the outstanding common stock of the Company, the original classification of equity-classified financial financial instruments issued by the Company were not affected.

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

Operating Leases

The Company’s weighted-average remaining lease term relating to its operating leases is 5.83 years, with a weighted-average discount rate of 6.74%.

The Company incurred lease expense for its operating leases of $108,198 and $99,610 which was included in “General and administrative expenses,” for the six months ended June 30, 2022 and 2021, respectively.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of June 30, 2022.

Maturity of Lease Liability
Remainder of 2022	$104,097
2023	208,195
2024	208,195
2025	136,952
Thereafter	380,823
Total undiscounted operating lease payments	$1,038,262
Less: Imputed interest	(180,239)
Present value of operating lease liabilities	858,023

Finance leases

The Company’s weighted-average remaining lease term relating to its finance leases is 1.92 years, with a weighted-average discount rate of 6.74%.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s finance leases as of June 30, 2022.

Maturity of Lease Liability
Remainder of 2022	$48,385
2023	87,349
2024	71,591
2025	43,547
Thereafter	24,868
Total undiscounted finance lease payments	$275,740
Less: Imputed interest	(28,403)
Present value of finance lease liabilities	$247,337

The Company incurred interest expense on its finance leases of $7,333 which was included in “Interest expense,” for the six months ended June 30, 2022. The Company incurred amortization expense on its finance leases of $39,606 which was included in “Depreciation and amortization expense,” for the six months ended June 30, 2022. The total cash used for the Company’s finance leases for the three months ended June 30, 2022 amounted to $43,804.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of June 30, 2022, the following litigations were pending. None of the below is expected to have a material financial or operational impact.

Solgar Inc. is suing SkyPharm SA for product homogeneity regarding the nutraceutical line “Sky Premium Life”. As a result, Solgar requested the prohibition for SkyPharm to manufacture, import and sell, market or in any way possess and distribute, including Internet sales and advertise in any way in the Greek market of “Sky Premium Life” due to homogeneity with Solgar’s products. Lawsuit with data no 4545/2021 of the company “Solgar Inc.” against SkyPharm before the Court of First Instance of Thessaloniki, according to which Solgar Inc. requests to prohibit SkyPharm SA’s use of the nutraceutical line “Sky Premium Life” packages as its characteristics are similar to Solgar Inc.’s and is also seeking the withdrawal of existing ones from the market. Solgar Inc. has further requested to be awarded compensation for non-pecuniary damage amounting to 20,000€ (financial obligation). The case was heard on January 28, 2022 and the Company is awaiting a decision.

Compilation and submission of a memorandum against the National Medicines Agency with no. 127351/16.12.2021 document. On July 22, 2015, the National Medicines Agency approved the license of wholesale sale of pharmaceutical products of the pharmaceutical company under the name SkyPharm SA with set validity at five years and an expiration date of July 22, 2020. Subsequently, SkyPharm SA on June 15, 2020, legally and timely submitted the application for renewal of the wholesale license of pharmaceutical products to the National Medicines Agency even though the period under review is characterized by the COVID - 19 pandemic The National Medicines Agency did not respond, therefore the Company asked from the lawyer to immediately ask for the decision of the renewal. Two months after the filing of no. 3459 / 15.01.2021 letter of the attorney and almost nine months after the no. 627615.06.2020 company application for the renewal and the National Medicines Agency replied by rejecting the renewal request on March 9, 2021 (ref. 62769 / 20-25.02.2021). In addition, document No. 127351-16.12.2021 of EOF to SkyPharm states that after an inspection of EOF at the premises of the company “Doc Pharma”, SkyPharm did not have a wholesale license in force in violation of article 106 par. 1b and par. 1c of the ministerial decision D.YG3a / GP.32221 / 29-4-2019 and issued invoices dated February 26, 2021 and March 8, 2021). The National Medicines Agency has not yet replied to the renewal request.

Order for payment by the court which derived from a fine related to tax audit that concerns financial year 2014. The ruling with no. 483/16.12.2020 was against Cosmofarm SA. The defendant appealed against the decision by the ruling with no.11541/09.03.2021.This appeal was dismissed due to inactive passage of 120 days. Because of this inactive passage, Cosmofarm appealed against Greek tax authorities, no.6704/29.11.2021. There was an obligation of additional tax and fines imposition of 91,652.27€ that Cosmofarm has already paid and claim back through the appeal (financial claim). The trial is pending.

Advisory Agreements

On July 1, 2021, the Company entered into a two-year advisory agreement with a third party (the “Consultant”) for advisory and consulting services related to the Company’s intention to become listed on NASDAQ. Peter Goldstein, a then director of the Company is a principal of the Consultant. As consideration for services rendered, the Company will pay the consultant $4,000 a month until the Company commences trading on NASDAQ. Upon NASDAQ listing, the Company shall pay $10,000 per month, with $4,000 per month paid on a monthly basis and $6,000 per month accrued until such time as the Company raises an aggregate of $10,000,000. In addition, the consultant will receive a $100,000 bonus upon NASDAQ listing and when the Company has raised an aggregate of $10,000,000. Finally, the Company has agreed that the Consultant shall receive a total of 250,000 shares of the Company’s common stock, 50,000 of such shares that have been previously issued pursuant to previous agreements and 200,000 shares to be issued when the Company commences trading on NASDAQ. As of June 30, 2022, 50,000 additional shares have been issued to the Consultant concerning the Company’s listing on Nasdaq.

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

Research & Development Agreements

On June 26, 2022 the Company signed an R&D agreement with a third party, through which the Company assigns the third party the support of the Research and Development department with the implementation of two projects related to the development of new products and services in the field of health focusing on the human intestinal microbiome. The cost of the project amounts to EUR 820,000 and is allocated to certain phases of the projects. It will be due and payable upon completion of the corresponding phases.

NOTE 15 – STOCK OPTIONS AND WARRANTS

As of June 30, 2022, there were 0 options outstanding and exercisable.

A summary of the Company’s option activity during the six months ended June 30, 2022 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance outstanding, January 1, 2022	37,000	$1.32	0.01	$75,850
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	(37,000)	-	-	-
Balance outstanding, June 30, 2022	-	$-	-	$-

Exercisable, June 30, 2022	-	$-	-	$-

As of June 30, 2022, there were 10,862,527 warrants outstanding and 10,862,527 warrants exercisable with expiration dates from May 2023 through August 2027.

A summary of the Company’s warrant activity during the six months ended June 30, 2022 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance outstanding, January 1, 2022	3,698,238	$2.02	2.03	$4,992,621
Granted	10,652,460	0.63	-	-
Forfeited	-	-	-	-
Exercised	(3,488,171)	-	-	-
Expired	-	-	-	-
Balance outstanding, June 30, 2022	10,862,527	$0.66	5.09	$-

Exercisable, June 30, 2022	10,862,527	$0.66	5.09	$-

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

The Company disaggregates revenue by country to depict the nature and economic characteristics affecting revenue.

The following table presents our revenue disaggregated by country for the three months ended:

	June 30,	June 30,
Country	2022	2021
Germany	-	3
Greece	13,152,257	14,504,869
Italy	-	4
Denmark	-	14
Cyprus	-	64,225
UK	40,831	265,828
Croatia	15,416	11,982
Total	$13,208,504	$14,846,925

The following table presents our revenue disaggregated by country for the six months ended:

	June 30,	June 30,
Country	2022	2021
Germany	-	13,617
Greece	26,161,295	25,958,364
Italy	-	15,731
Denmark	-	54,700
Cyprus	-	78,948
UK	92,257	332,659
Croatia	26,752	11,982
Total	$26,280,304	$26,466,001

NOTE 17 – SUBSEQUENT EVENTS

Acquisition of Pharmaceutical Company

On July 19, 2022, the Company entered into a binding letter of intent (the “LOI”) to acquire a pharmaceutical company, organized under the laws of Greece through the purchase of one hundred (100%) percent of the shares of an SPV. Total consideration for the proposed acquisition consists of €1,700,000 in cash and 433,334 shares of Cosmos common stock, subject to adjustment at an issuance price of $3.00 per share ($1,300,000 in total), both paid to the shareholders of the SPV.

Acquisition of Health Products portfolio

On July 6, 2022, the Company announced that it has entered into an agreement to acquire a third party’s product portfolio, including Bone-Vio® and Bone-X, related to bone health targeting the human gastrointestinal microbiome.

Amendment of Corporate Name

On July 29, 2022, the Company applied to the Secretary of State of Nevada informing that it will be doing business as “Cosmos Health, Inc.” to better reflect the Company’s evolution into an innovative global healthcare group with a focus on improving people’s lives.

Conversion of preferred shares

During July 2022, following the February 28, 2022 Offering, 822 of the Series A Shares were converted into 1,322,564 shares of common stock in accordance with the terms of the agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Available Information

The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2021 (“Form 10-K”) and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

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

We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

Cosmos Holdings Inc is a healthcare group pharmaceutical company with a proprietary line of nutraceuticals and distributor pharmaceuticals. The Company uses a differentiated operating model based on a lean, nimble and decentralized structure, with an emphasis on acquisitions of established companies and our ability to maintain better pharmaceutical assets than others. This operating model and the execution of its corporate strategy are designed to enable the Company to achieve sustainable growth and create added value for our shareholders. In particular, the Company aims to enhance its pharmaceutical and over-the-counter product lines by acquiring or licensing rights to additional products and regularly evaluate selective company acquisition opportunities. The Company, through its subsidiaries, is operating within the healthcare sector and in order to compete successfully in the healthcare industry, must demonstrate that its products offer medical benefits as well as cost advantages. Currently, most of the products that the Company is trading, compete with other products already on the market in the same therapeutic category, and are subject to potential competition from new products that competitors may introduce in the future.

The Company continues to rapidly expand its distribution network worldwide and open new markets for its proprietary line of nutraceuticals and licensed pharmaceuticals through its distribution channels and ecommerce marketplace. The Company uses its extensive network with direct access to Europe’s primary sales channels for pharmaceuticals and nutraceuticals, which includes over 160 pharmaceutical wholesale distributors in Europe’s largest markets, over 40,000 pharmacies in Europe and 1,500 pharmacies in Greece. The Company achieves stable supply of pharmaceuticals from Doc Pharma which enhances its ability to scale its expansion. It receives full priority in the production of nutraceuticals and volumes. Its full production in Greece ensures a decisive production cost advantage whilst it secures additional discounts by leveraging its purchasing scale.

Revenue sources

The Company operates in nutraceuticals industry, distribution of pharmaceuticals and healthcare distribution.

Pharmaceuticals

We are engaged in the promotion, distribution and sale of licensed branded generics and OTC products throughout Europe by our subsidiaries in Greece and UK. Our capital efficient business model is based on infrastructure, efficiency and scale. There is a significant growth on opportunities through product additions and geographic expansion.

Healthcare Distribution

We conduct direct distribution and sales of pharmaceuticals, medical devices, branded generics and OTC products. Our automated and GDP licensed distribution facilities ensure all medications reach their destination daily on an efficient and secure way. Our network exceeds over 1,500 pharmacies in Greece. We have created an upgraded and high-end distribution center in Greece due to our Robotic systems and integrated automations (“ROWA” robotics).

Nutraceutical

We have created and developed our own proprietary branded nutraceutical products, named “Sky Premium Life®” which was launched in 2018 and “Mediterranation®” which was launched in 2022. Utilizing unique formulations, and specialized extraction processes which follow strict pharmaceutical standards, our proprietary lines of nutraceuticals aim for excellence. We have a full portfolio of fast moving and specialty formulas with more than 80 product codes including vitamins, minerals and other herbal extracts. Our nutraceutical products are manufactured exclusively by Doc Pharma, a related party of the Company. Our nutraceutical products have penetrated several markets within 2021 and 2022 through digital channels such as Amazon and Tmall. We focus on nutraceutical products because we foresee it as a market with high grow opportunities due to its large market size and margin contribution as the demand for nutraceutical products is increasing globally.

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

The Effects of COVID-19 on Our 2022 Operations

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

Management has identified opportunities as listed below, that could balance, at least in part, the adverse effects of COVID-19. However, there can be no assurance that this will occur prior to a vaccine and treatment becoming effective.

Opportunities

Management’s Expectations Regarding COVID-19

Management believes that there could be a positive long-term outcome from COVID-19, which could result in an increase in sales of OTC branded products, nutraceuticals, antibacterial products, gloves, oximeters, thermometers and medical masks. However, there is no guarantee of such results. Therefore, we will increase R&D as we are aiming to innovate and create new products in order to help combat against COVID-19. We have adapted our strategy in response to COVID-19 and will continue to do so.

What Effect Will COVID-19 Have on the Company’s Disclosure Controls

Management does not believe COVID-19 will have a significant effect on our disclosure controls as there have been no changes to date. Our operations have continued at a normal pace, at least 95% of our staff continue to work on site and those staff who are working remotely have no impact on our disclosure controls.

Results of Operations

Three Months and six months Period Ended June 30, 2022 and 2021

Revenue

The Company had revenue of $13,208,504 and $14,846,925 (a decrease of 11.0%) for the three months ended June 30, 2022 and 2021, respectively and $26,280,304 and $26,466,001 (a decrease of 0.7%) for the six months ended June 30, 2022 and 2021, respectively. The Company had a net loss of $1,241,256 on revenue of $13,208,504 versus a net loss of $2,379,056 on revenue of $14,846,25 for the three months ended June 30, 2022 and 2021, respectively. Also, the Company had a net loss of $1,037,909 on revenue of $26,280,304 versus a net loss of $4,552,959 on revenue of $26,466,001for the six months ended June 30, 2022 and 2021, respectively.

Cost of Goods Sold

The Company had costs of goods sold of $11,362,632 versus $12,810,082 (a decrease of 11.3%) for the three months ended June 30, 2022 and 2021, respectively. In addition, the Company had costs of goods sold of $22,542,500 versus $23,427,823 (a decrease of 3.78%) for the six months ended June 30, 2022 and 2021, respectively. The decrease in the 6-month is primarily due to the increase in revenue of own branded nutritional supplements named “Sky Premium Life”.

Our future revenue growth is expected to continue to be affected by various factors such as industry growth trends, including drug utilization, the introduction of new innovative brand therapies, the likely increase in the number of branded pharmaceutical products that will be available over the next few years’ price increases and price deflation, general economic conditions, including the effects of the current conflict in the Ukraine, the coronavirus in the United Kingdom and the member states of European Union, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third party reimbursement rates to our customers, and changes in government rules and regulations.

Gross Profit

The Company had gross profit of $1,845,872 versus $2,036,843 (a decrease of 9.38%) for the three months ended June 30, 2022 and 2021, respectively. In addition, the Company had gross profit of $3,737,804 versus $3,038,178 (an increase of 23.03%) for the six months ended June 30, 2022 and 2021, respectively. The increase in gross profit for the 6-month period is attributable to the transition of SkyPharm’s operational strategy from pharmaceuticals wholesale and distribution revenue to own branded nutritional supplements “Sky Premium Life” where profit margins are greater.

Operating Expenses

The Company had general and administrative costs of $988,465 and $2,586,670, salaries and wages expenses of $577,479 and $578,598, sales and marketing expenses of $245,443 and $139,633 and depreciation and amortization expense of $108,848 and $108,413 for a net operating loss of $74,363 and loss of $1,376,471 (a decrease of 94.60%) for the three months ended June 30, 2022 and 2021 respectively. The decrease in operating expenses is primarily attributed to the stock-based compensation related to a consulting agreement entered into in February 2021 and included in the general and administrative expenses for the period ended June 30, 2021.

The Company had general and administrative costs of $1,857,104 and $4,281,367, salaries and wages expenses of $1,098,950 and $1,104,169, sales and marketing expenses of $392,392 and $544,725 and depreciation and amortization expense of $221,470 and $215,486 for a net operating income of $167,888 and loss of $3,107,569 (a decrease of 105.40%) for the six months ended June 30, 2022 and 2021 respectively.

Other Income (Expense)

The Company’s other income (expense) was primarily comprised of interest expense related to notes payable and convertible notes payable $620,914 versus $780,607, non-cash interest expense related to the amortization of debt discount of $215,807 versus $88,979, a loss on equity investments of $1,622 versus $161, a change in fair value of derivative liability of $22,256 versus $26,496 due to agreements on convertible debentures, interest income of $60,271 versus interest income of $0 and a foreign currency loss of $356,687 versus a gain of $96,584 for the three months ended June 30, 2022 and 2021, respectively. Also, The Company’s other expense was $315 versus other expense of $39,415 for the three months ended June 30, 2022 and 2021, respectively.

The Company’s other income (expense) was primarily comprised of interest expense related to notes payable and convertible notes payable $1,079,992 versus $1,512,433, non-cash interest expense related to the amortization of debt discount of $476,334 versus $139,088, a gain on equity investments of $56 versus $279, a gain on extinguishment of debt of $1,004,124 due to a debt extension that took place on March 3rd, 2022 versus a gain of $445,636, a change in fair value of derivative liability of $7,255 versus $87,869 due to agreements on convertible debentures and a foreign currency loss of $516,039 versus a loss of $209,436 for the six months ended June 30, 2022 and 2021, respectively. Also, The Company’s other expense was $55,127 versus other expense of $217,626 for the six months ended June 30, 2022 and 2021, respectively.

Unrealized Foreign Currency losses

The Company had an unrealized foreign currency loss of $1,028,875 versus a gain of $284 and a net comprehensive loss of $19,292,832 versus loss of $2,378,772 for the three months ended June 30, 2022 and 2021, respectively.

The Company had an unrealized foreign currency loss of $1,434,104 versus a loss of $473,294 and a net comprehensive loss of $25,283,207 versus loss of $5,026,253 for the six months ended June 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

As of June 30, 2022, the Company had working capital of $4,128,418 compared to $10,950,492 as of December 31, 2021.

The Company had cash of $562,320 versus $286,487 as of June 30, 2022 and December 2021, respectively. The Company had net cash used in operating activities of $3,023,685 and $2,519,394 for the six months ended June 30, 2022 and 2021, respectively. The Company has devoted substantially all of its cash resources to expand through organic business growth and has incurred significant general and administrative expenses in order to enable the financing and growth of its business and operations.

The Company had net cash used in investing activities of $160,307 and net cash used in investing activities of $12,100 during the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 the net cash provided by investing activities was mainly attributable to the proceeds from the loan receivable from a third party.

The Company had net cash provided by financing activities of $3,473,197 versus $2,724,871 during the six months ended June 30, 2022 and 2021, respectively.

For the period ended June 30, 2022, the Company also received proceeds from lines of credit of $5,779,114 and payments of lines of credit of $6,244,162, for a net decrease on the line of credit of $465,048.

We anticipate using cash in our bank account as of June 30, 2022, cash generated from debt or equity financing, from investing activities or from management loans, to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we may lose the qualification for quotation and our securities would no longer trade on the over-the-counter markets. Further, as a consequence we would fail to satisfy our reporting obligations with the Securities and Exchange Commission (“SEC”), and investors would then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

In addition, our plan for branded generics and OTC products is geographic expansion across the world, especially in the EU and UK, as well as in third world countries with fast registration and developed markets with liberalized OTC policies for online pharmacies and supermarkets. We also intend to enhance our exclusive distribution rights with a growing basis of cooperating partners while purchasing generics’, biosimilar drugs and OTC licenses. We also intend to enhance our product expectance by registered copyrights and trademarks in all OTC drugs. In addition, it remains committed to strategic research and development across each business unit with a particular focus on assets with inherently lower risk. Our plan for our healthcare distribution is to expand in the Greek territory, enlarge our customer portfolio and integrate of established sales network of pharmacies through the use of B2B and B2C ecommerce platforms and exclusive distributors. We are also aiming in increasing the exports of branded pharmaceuticals as we focus on higher profit margins categories (OTC and VMS), deliver 3PL services to pharma companies, put in force loyalty programs, provide added value services to pharmacies and emergency deliveries to VIP customers. The Company will evaluate and, where appropriate, execute on opportunities to expand its network of pharmacies and products in areas that it believes will offer above average growth characteristics and attractive margins.

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

The Company’s main objective is expanding the business operations of its subsidiaries. The Company views its business development activity as an enabler of its strategies, and it seeks to generate earnings growth and enhance shareholder value by pursuing a disciplined, strategic, and financial approach to evaluating business development opportunities. Under these principles the Company assesses businesses and assets as part of its regular, ongoing portfolio review process and continues to consider trading development activities for its businesses. The Company’s objective is the optimization of operating expenses across all entities without compromising the quality of the Company’s services and products.

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

Off Balance Sheet Arrangements

As of June 30, 2022, there were no off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were partially effective. The Management is committed to remediate the material weaknesses identified in the Form 10K, which include lack of segregation of duties and lack of internal controls structure review. As part of this commitment, the Management has assigned to finance personnel responsibilities on key processes in order to examine and improve operating practices, perform extensive financial control and financial risk management processes, as well as to define and develop new policies and controls in order to improve the accuracy of the disclosures. In addition, the Internal Auditors of the Company are in the process of developing further procedures to ensure the effectiveness of internal controls and the accuracy and completeness of financial reporting. The Company will evaluate the controls and procedures on a quarterly basis and judge what weaknesses to be remediated based on materiality and circumstances.

Changes in Internal Controls Over Financial Reporting

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect it.

Our Audit Committee is in process of evaluating our existing controls and procedures, while communicating with the Management on quarterly basis.

Audit Committee

We have a separately-designated standing audit committee, which is appointed by the Board of Directors of Cosmos Holdings Inc. On April 28, 2022, Dr Anastasios Aslidis was elected to serve on the Board of Directors and was appointed as a chair of the Audit Committee, replacing Mr Peter Goldstein, who submitted his resignation on the same date. Our three independent directors, Anastasios Aslidis, John Hoidas and Demetrios Demetriades serve on the Audit Committee. The primary function of the committee is to assist the Board of Directors in overseeing (1) the financial reporting and accounting processes of the Company, and (2) the financial statements audits of the Company. The Committee also prepares a written report to be included in the annual proxy statement of the Company pursuant to the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). In furtherance of these purposes, the Committee shall maintain direct communication among the Company’s independent auditors and the Board of Directors. The independent auditors and any other registered public accounting firm engaged in preparing or issuing an audit report or performing other audit review or attest services for the Company shall report directly to the Committee and are ultimately accountable to the Committee and the Board of Directors.

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

Cosmos Holdings Inc.

Date: August 19, 2022	By:	/s/ Grigorios Siokas
Grigorios Siokas
Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2022	By:	/s/ Georgios Terzis
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

