Form 10-Q
period 2022-09-30
Cosmos Holdings Inc.
filed 2022-11-14
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 84,184,905 shares issued and 83,797,481 shares outstanding of the registrant’s common stock.

COSMOS HOLDINGS INC.

COSMOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$312,385	$286,487
Accounts receivable, net	25,252,750	26,858,114
Accounts receivable - related party	1,997,427	2,901,300
Marketable securities	9,987	11,468
Inventory	3,983,023	3,147,276
Loans receivable	340,092	377,590
Prepaid expenses and other current assets	1,816,583	2,987,687
Prepaid expenses and other current assets - related party	4,121,184	3,263,241
Operating lease right-of-use asset	760,180	834,468
Financing lease right-of-use asset	255,556	211,099

TOTAL CURRENT ASSETS	38,849,167	40,878,730

Property and equipment, net	1,449,961	1,888,052
Goodwill and intangible assets, net	682,408	485,767
Loans receivable - long term portion	3,553,039	4,410,689
Other assets	824,829	915,250
Deferred tax assets	261,971	850,774

TOTAL ASSETS	$45,621,375	$49,429,262

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,408,585	$12,126,626
Accounts payable and accrued expenses - related party	322,824	599,125
Accrued interest	1,853,357	1,019,889
Lines of credit	4,924,655	4,743,557
Convertible notes payable, net of unamortized discount of $0 and $258,938, respectively	625,000	381,062
Derivative liability - convertible note	40,663	45,665
Notes payable	12,391,919	5,462,504
Notes payable - related party	401,299	464,264
Loans payable	1,000,000	1,000,000
Loans payable - related party	1,538,088	1,293,472
Taxes payable	1,051,827	1,324,722
Operating lease liability, current portion	155,432	138,450
Financing lease liability, current portion	83,545	73,078
Other current liabilities	1,106,897	1,255,824

TOTAL CURRENT LIABILITIES	36,904,091	29,928,238

Share settled debt obligation	1,554,590	1,554,590
Lines of credit - long-term portion	194,132	366,171
Notes payable - long term portion	1,026,049	12,356,384
Operating lease liability, net of current portion	604,746	696,015
Financing lease liability, net of current portion	181,899	148,401
TOTAL LIABILITIES	40,465,507	45,049,799

Commitments and Contingencies (see Note 14)	-	-

MEZZANINE EQUITY
Preferred stock, $0.001 par value; 100,000,000 shares authorized:
Series A preferred stock, stated value $1,000 per share, 6,000,000 shares authorized; 1,500 and 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively; liquidation preference of $1,868,567 and $0, respectively	1,712,035	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized; 26,365,404 and 17,544,509 shares issued and 25,977,980 and 17,157,085 outstanding as of September 30, 2022 and December 31, 2021, respectively	26,365	17,544
Additional paid-in capital	61,194,291	39,675,753
Treasury stock, 387,424 shares as of September 30, 2022 and December 31, 2021	(816,707)	(816,707)
Accumulated deficit	(54,345,250)	(34,345,506)
Accumulated other comprehensive loss	(2,614,866)	(151,621)

TOTAL STOCKHOLDERS' EQUITY	3,443,833	4,379,463

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY	$45,621,375	$49,429,262

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

REVENUE	$12,016,098	$13,595,418	$38,296,402	$40,061,419

COST OF GOODS SOLD	10,232,201	11,249,848	32,774,701	34,677,671

GROSS PROFIT	1,783,897	2,345,570	5,521,701	5,383,748

OPERATING EXPENSES
General and administrative expenses	1,335,033	2,427,085	3,192,137	6,708,796
Salaries and wages	576,118	683,129	1,675,068	1,786,954
Sales and marketing expenses	103,979	41,715	496,371	586,440
Depreciation and amortization expense	112,879	108,192	334,349	323,678
TOTAL OPERATING EXPENSES	2,128,009	3,260,121	5,697,925	9,405,868

INCOME (LOSS) FROM OPERATIONS	(344,112)	(914,551)	(176,224)	(4,022,120)

OTHER INCOME (EXPENSE)
Other expense, net	(5,431)	(122,477)	(60,558)	(340,103)
Interest expense	(461,945)	(670,282)	(1,541,937)	(2,182,715)
Non-cash interest expense	(295,846)	(353,303)	(772,180)	(492,391)
Gain on equity investments, net	359	38	415	317
Gain on extinguishment of debt	-	350,008	1,004,124	795,644
Change in fair value of derivative liability	628	125,621	(6,627)	213,490
Foreign currency transaction, net	(468,362)	(183,036)	(984,401)	(392,472)
TOTAL OTHER EXPENSE, NET	(1,230,597)	(853,431)	(2,361,164)	(2,398,230)

LOSS BEFORE INCOME TAXES	(1,574,709)	(1,767,982)	(2,537,388)	(6,420,350)

PROVISION FOR INCOME TAXES	(398,066)	(168,561)	(473,296)	(69,152)

NET LOSS	(1,972,775)	(1,936,543)	(3,010,684)	(6,489,502)

Deemed dividend on issuance of warrants	-	-	(5,788,493)	-
Deemed dividend on downround of warants	-	-	(8,480,379)	-
Deemed dividend on downround of preferred stock	-	-	(8,189,515)	-
Deemed dividend on preferred stock	(19,607)	-	(372,414)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(1,992,382)	(1,936,543)	(25,841,485)	(6,489,502)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment, net	(1,029,141)	(214,216)	(2,463,245)	(687,510)

TOTAL COMPREHENSIVE LOSS	$(3,021,523)	$(2,150,759)	$(28,304,730)	$(7,177,012)

BASIC NET LOSS PER SHARE	$(0.08)	$(0.11)	$(1.17)	$(0.40)
DILUTED NET LOSS PER SHARE	$(0.08)	$(0.11)	$(1.17)	$(0.40)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	25,806,871	17,136,735	22,013,556	16,103,193
Diluted	25,806,871	17,136,735	22,013,556	16,103,193

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cosmos Holdings, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) AND MEZZANINE EQUITY

									Accumulated	Total
					Additional				Other	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive	Equity
	No. of Shares	Value	No. of Shares	Value	Capital	No. of Shares	Value	Deficit	Income (Loss)	(Deficit)

Balance at January 1, 2020	-	$-	13,485,128	$13,484	$14,333,285	(415,328)	$(611,854)	$(18,750,824)	$854,896	$(4,161,013)
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	(473,578)	(473,578)
Sale of treasury stock to third party	-	-	-	-	249,350	65,000	650	-	-	250,000
Restricted stock issued to a consultant	-	-	1,800,000	1,800	1,187,650					1,189,450
Conversion of notes payable into shares of common stock	-	-	781,819	782	2,563,582	-	-	-	-	2,564,364
Net loss	-	-	-	-	-	-	-	(2,173,903)	-	(2,173,903)
Balance at March 31, 2021	-	-	16,066,947	16,066	18,333,867	(350,328)	(611,204)	(20,924,727)	381,318	(2,804,680)
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	284	284
Conversion of related party debt	-	-	500,000	500	2,999,500	-	-	-	-	3,000,000
Forgiveness of related party debt	-	-	-	-	600,000	-	-	-	-	600,000
Restricted stock issued to a consultant	-	-	-	-	1,968,000	-	-	-	-	1,968,000
Net loss	-	-	-	-	-	-	-	(2,379,056)	-	(2,379,056)
Balance at June 30, 2021	-	-	16,566,947	16,566	23,901,367	(350,328)	(611,204)	(23,303,783)	381,602	384,548
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	(214,216)	(214,216)
Cancellation of treasury shares	-	-	(57,120)	(57)	(171,303)	57,120	171,360	-	-	-
Conversions of convertible note payable	-	-	126,501	127	569,302	-	-	-	-	569,429
Conversion of related party debt	-	-	375,000	375	2,249,625	-	-	-	-	2,250,000
Conversion of notes payable into shares of common stock	-	-	321,300	321	1,313,796	-	-	-	-	1,314,117
Beneficial conversion feature discount related to convertible notes payable	-	-	-	-	294,000	-	-	-	-	294,000
Restricted stock issued to a consultant	-	-		-	1,989,626	-	-	-	-	1,989,626
Net loss	-	-	-	-	-	-	-	(1,936,543)	-	(1,936,543)
Balance at September 30, 2021	-	$-	17,332,628	$17,332	$30,146,413	(293,208)	$(439,844)	$(25,240,326)	$167,386	$4,650,961

									Accumulated
	Preferred Stock		Common Stock		Additional	Treasury Stock			Other	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Shares	Amount	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity

Balance at January 1, 2022	-	$-	17,544,509	$17,544	$39,675,753	(387,424)	$(816,707)	$(34,345,506)	$(151,621)	4,379,463
Adjustments for prior periods from adopting ASU 2020-06	-	-	-	-	(294,000)	-	-	53,248	-	(240,752)
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	(405,229)	(405,229)
Issuance of Series A preferred stock, net of issuance costs of $547,700	6,000	5,452,300	-	-	-	-	-	-	-	-
Conversion of notes payable into shares of common stock	-	-	238,000	238	973,182	-	-	-	-	973,420
Cashless exercise of warrants	-	-	829,471	829	(829)	-	-	-	-	-
Net income	-	-	-	-	-	-	-	203,347	-	203,347
Balance at March 31, 2022	6,000	5,452,300	18,611,980	18,611	40,354,106	(387,424)	(816,707)	(34,088,911)	(556,850)	4,910,249
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	(1,028,875)	(1,028,875)
Conversion of Series A preferred stock	(3,034)	(2,427,693)	4,892,222	4,892	2,422,801					2,427,693
Conversion of convertible debt	-	-	39,339	39	38,105	-	-	-	-	38,144
Forgiveness of related party debt	-	-	-	-	-	-	-	-	-	-
Restricted stock issued to a consultant	-	-	-	-	-	-	-	-	-	-
Cashless exercise of warrants	-	-	455,316	455	(455)	-	-	-	-	-
Deemed dividend upon downround of preferred stock and warrants	-	-	-	-	16,669,894	-	-	(16,669,894)	-	-
Deemed dividend on preferred stock	-	-	-	-	352,807	-	-	(352,807)	-	-

Stock-based compensation	-	-	-	-	24,101	-	-	-	-	24,101
Net loss	-	-	-	-	-	-	-	(1,241,256)	-	(1,241,256)
Balance at June 30, 2022	2,966	3,024,607	23,998,857	23,997	59,861,359	(387,424)	(816,707)	(52,352,868)	(1,585,725)	5,130,056
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	(1,029,141)	(1,029,141)
Conversion of Series A preferred stock	(1,466)	(1,332,179)	2,359,047	2,360	1,329,820	-	-	-	-	1,332,180
Stock-based compensation	-	-	7,500	8	3,112	-	-	-	-	3,120
Deemed dividend on preferred stock	-	19,607	-	-	-	-	-	(19,607)	-	(19,607)
Net loss	-	-	-	-	-	-	-	(1,972,775)	-	(1,972,775)
Balance at September 30, 2022	1,500	$1,712,035	26,365,404	$26,365	$61,194,291	(387,424)	$(816,707)	$(54,345,250)	$(2,614,866)	$3,443,833

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,010,684)	$(6,489,502)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and amortization expense	273,415	243,410
Amortization of right-of-use assets	60,934	80,268
Amortization of debt discounts and accretion of debt	772,180	492,391
Lease expense	158,406	146,831
Interest on finance leases	11,645	9,995
Stock-based compensation	27,221	5,147,076
Deferred income taxes	490,460	62,606
Gain on extinguishment of debt	(1,004,124)	(795,644)
Change in fair value of the derivative liability	6,627	(213,490)
(Gain) loss on net change in fair value of equity investments	(415)	3,586
Changes in assets and liabilities:
Accounts receivable	(2,255,383)	(5,122,888)
Accounts receivable - related party	481,941	464,223
Inventory	(1,392,884)	(481,409)
Prepaid expenses and other assets	117,498	(2,839,134)
Prepaid expenses and other current assets - related party	(1,413,967)	1,064,000
Other assets	-	157,920
Accounts payable and accrued expenses	1,692,704	2,040,097
Accounts payable and accrued expenses - related party	(216,456)	83,645
Accrued interest	881,347	217,904
Lease liabilities	(158,788)	(104,126)
Taxes payable	(101,909)	-
Other current liabilities	27,900	303,779
Other liabilities	-	(20,807)
NET CASH USED IN OPERATING ACTIVITIES	(4,552,332)	(5,549,269)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from loan receivable	267,205	-
Purchase of property and equipment	(37,137)	(521,758)
Sale of fixed assets	12,859	-
Purchase of intangible assets	(311,859)	(313,667)
NET CASH USED IN INVESTING ACTIVITIES	(68,932)	(835,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of convertible note payable	-	(529,000)
Proceeds from convertible note payable	-	600,000
Payment of related party note payable	-	(3,473)
Payment of note payable	(2,454,143)	(300,364)
Proceeds from note payable	490,365	578,850
Payment of related party loan	(557,361)	(122,716)
Proceeds from related party loan	973,424	5,830,757
Payment of loans payable	-	390,000
Payment of lines of credit	(16,348,941)	(18,281,863)
Proceeds from lines of credit	17,206,099	18,139,012
Proceeds from issuance of Series A Preferred Stock	5,452,300	-
Payments of finance lease liability	(71,172)	(75,801)
Payments of financing fees	(212,728)	-
Proceeds from sale of treasury stock	-	250,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,477,843	6,475,402

Effect of exchange rate changes on cash	169,318	314,772

NET CHANGE IN CASH	25,898	405,480

CASH AT BEGINNING OF PERIOD	286,487	628,395
CASH AT END OF PERIOD	$312,385	$1,033,875

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$317,449	$208,565
Income tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Cancellation of treasury shares	$-	$171,360
Discounts related to beneficial conversion features of convertible debentures	$-	$294,000
Conversion of convertible notes payable to common stock	$959,025	$350,000
Conversion of notes payable to common stock	$973,420	$3,878,160
Deemed dividend on warrants upon conversion of convertible debt	$5,788,493	$-
Deemed dividend on preferred stock and warrants upon trigger of downround feature	$16,669,894	$-
Deemed dividend upon cumulative dividend on preferred stock	$372,414	$-
Conversion of Series A preferred stock	$2,427,693	$-
Conversion of convertible debt	$38,144	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

NOTE 1 – BASIS OF PRESENTATION

The terms “COSM,” “we,” “the Company,” and “us” as used in this report refer to Cosmos Holdings, Inc. The accompanying unaudited condensed consolidated balance sheet as of September 30, 2022 and unaudited condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2022 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of COSM, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“Form 10-K”). The accompanying condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet.

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

The Company was incorporated in the State of Nevada under the name Prime Estates and Developments, Inc. on July 21, 2009, and on November 14, 2013, we changed our name to Cosmos Holdings, Inc. On August 2, 2022, the Company filed a Fictitious Firm Name Certificate in Nevada to do business under the name Cosmos Health, Inc. and will seek shareholder approval on December 2, 2022 at the annual shareholders meeting to amend its Articles of Incorporation for the name change. Through its acquisition of Amplerissimo Ltd, on September 27, 2013, the Company changed its principal activities into trading of products, providing representation, and provision of consulting services to various sectors. On August 1, 2014, the Company formed SkyPharm S.A., a Greek Company (“SkyPharm”), a subsidiary that focuses on the trading, sourcing and export of nutraceutical and pharmaceutical products. In February 2017, the Company acquired Decahedron Ltd., a UK Company (“Decahedron”) which is a fully licensed second-generation wholesaler specializing in imports and exports of generics and OTC pharmaceutical products within the EEA and distributor of Sky Premium Life nutraceutical products in the UK.

Going Concern

The Company’s condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the continuation of the Company as a going concern. For the nine months ended September 30, 2022, the Company had revenue of $38,296,402, net loss of $3,010,684 and net cash used in operations of $4,552,332. Additionally, as of September 30, 2022, the Company had working capital of $1,945,076, an accumulated deficit of $54,345,250, and stockholders’ equity of $3,443,833. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing.

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

September 30, 2022

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

Principles of Consolidation

Our condensed consolidated accounts include our accounts and the accounts of our wholly-owned subsidiaries, SkyPharm S.A., Decahedron Ltd. and Cosmofarm Ltd. All intercompany balances and transactions have been eliminated.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

These estimates may change, as new events occur, and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. We will continue monitoring the social, political, regulatory and economic environment in Ukraine and Russia, and will consider further actions as appropriate.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2022 and December 31, 2021, there were no cash equivalents.

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

Account Receivable, net

Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts against gross accounts receivable reflects the best estimate of probable losses inherent in the receivables’ portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. At September 30, 2022 and December 31, 2021, the Company’s allowance for doubtful accounts was $1,858,427 and $1,702,743, respectively.

Tax Receivable

The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of its business in most of the countries in which it operates related to the procurement of merchandise and/or services it acquires and/or on sales and taxable income. The Company also collects VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services it sells. If the output VAT exceeds the input VAT, this creates a VAT payable to the government. If the input VAT exceeds the output VAT, this creates a VAT receivable from the government. The VAT tax return is filed on a monthly basis offsetting the payables against the receivables. In observance of EU regulations for intra-EU cross-border sales, our subsidiaries in Greece, SkyPharm and Cosmofarm, do not charge VAT for sales to wholesale drug distributors registered in other European Union member states. The net VAT receivable is recorded in prepaid expense and other current assets on the condensed consolidated balance sheets. As of September 30, 2022 and December 31, 2021, the Company had a VAT net payable balance of $641,441 and $400,616 respectively, recorded in the condensed consolidated balance sheet as accounts payable and accrued expenses.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

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

Depreciation expense was $83,214 and $68,852 for the three months ended September 30, 2022 and 2021, respectively and $248,670 and $218,664 for the nine months ended September 30, 2022 and 2021, respectively.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

On December 19, 2018, as a result of the acquisition of Cosmofarm, the Company recorded $49,697 of goodwill.

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 5 years for its pharmaceuticals and nutraceuticals products license. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. As of September 30, 2022, no revision to the remaining amortization period of the intangible assets was made.

Amortization expense was $36,982 and $8,339 for the three months ended September 30, 2022 and 2021, respectively and $53,389 and $24,746 for the nine months ended September 30, 2022 and 2021, respectively.

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

As of September 30, 2022, investments consisted of (i) 3,000,000 shares, which traded at a closing price of $0 per share or a value of $0 of ICC International Cannabis Corp and (ii) 16,666 shares which traded at a closing price of $0.30 per share or value of $4,934 of National Bank of Greece. Additionally, the Company has $5,053 in equity securities of Pancreta Bank, which are revalued annually. See Note 3, for additional investments in equity securities.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

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

The following tables presents assets that are measured and recognized at fair value as of September 30, 2022 and December 31, 2021, on a recurring basis:

	September 30, 2022			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – ICC International Cannabis Corp.	$-	$-	-	$-
Marketable securities – National Bank of Greece	4,934	-	-	4,934
Equity securities – Pancreta Bank	-	5,053	-	5,053
	$4,934	$5,053		$9,987

	December 31, 2021			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – ICC International Cannabis Corp.	$-	$-	-	$-
Marketable securities – National Bank of Greece	6,696	-	-	6,696
Equity securities – Pancreta Bank	-	4,772	-	4,772
	$6,696	$4,772		$11,468

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

September 30, 2022

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

The Company is liable for income taxes in Greece and the United Kingdom The corporate income tax rate is 22% in Greece and 19% in the United Kingdom. Losses may also be subject to limitation under certain rules regarding change of ownership.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At September 30, 2022, we believe our United Kingdom deferred tax assets will not be realized, as such, we recorded a $288,870 valuation allowance. We believe that there is sufficient positive evidence to conclude that it is more likely than not that Greek deferred tax assets are realizable.

The Company uses a “more likely than not” criterion for recognizing the income tax benefit of uncertain tax positions and establishing measurement criteria for income tax benefits. The Company has evaluated the impact of these positions. Based upon the available evidence, the Company undergoes an annual certified audit each year in lieu of an audit by the Greek tax authorities, the Company has not taken any tax positions that warrant accrual under ASC 740-10.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Weighted average number of common shares outstanding-Basic	25,806,871	17,136,735	22,013,556	16,103,193
Potentially dilutive common stock equivalents	-	-	-	-
Weighted average number of common and equivalent shares outstanding - Diluted	25,806,871	17,136,735	22,013,556	16,103,193

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

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

In May 2021, the FASB issued ASU 2021-04—Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU are effective for public and nonpublic entities for fiscal years beginning after December 15, 2021, and interim periods with fiscal years beginning after December 15, 2021. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU No. 2021-04 on January 1, 2022, and its adoption did not have a material impact on its financial statements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

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

The Company determined the fair value of both exchanges based on an actively quoted stock price of ICC received in exchange for the Marathon shares. The Company continues to fair value its investment in ICC with changes recognized in earnings each period and was recorded as an unrealized gain on exchange of investment during the nine months ended September 30, 2022 of $0. The value of the investments as of September 30, 2022 and December 31, 2021, was $0 and $0, respectively.

Since no value was attributed to the 33 1/3% equity ownership interest in Marathon received as consideration for the distribution services, the Company would receive variable consideration in the future for its services under the Distribution and Equity Acquisition Agreement, if certain milestones are achieved. Refer to Note 12 for the accounting associated with the cash of CAD $2 million received upfront. Variable consideration to be received in the future upon achieving the gross sales milestones described above, is constrained as the Company estimates that it is probable that a significant reversal of revenue could occur. In assessing the constraint, the Company considered its limited experience with the Products, new geographic markets and similar transactions, which affect the Company’s ability to estimate the likelihood of a probable revenue reversal. Therefore, no revenue has been recognized for the period ended September 30, 2022. The Company will continue to reassess variable consideration at each reporting period and update the transaction price when it becomes probable that a significant revenue reversal would not occur.

As of September 30, 2022, in addition to the 3,000,000 ICC shares valued at $0, as noted above, marketable securities also consisted of the following: 16,666 shares which traded at a closing price of $0.30 per share or value of $4,934 of National Bank of Greece. Additionally, the Company has $5,053 in equity securities of Pancreta Bank, which are revalued annually. The Company recorded a net unrealized gain on the fair value of these investments of $415 during the nine months ended September 30, 2022.

CosmoFarmacy LP

In September 2019, the Company entered into an agreement with an unaffiliated third party to incorporate CosmoFarmacy L.P. for the purpose of providing strategic management consulting services and the retail trade of pharmaceutical products, and OTC to pharmacies. CosmoFarmacy was incorporated with a 30-year term through May 31, 2049. The unaffiliated third party is the general partner (the “GP”) of the limited partnership and is responsible for management and decision-making associated with CosmoFarmacy. The initial share capital was set to EUR 150,000 which was later increased to EUR 500,000. The GP contributed the pharmacy license (the “License”) valued at EUR 350,000 (30-year term) to operate the business of CosmoFarmacy in exchange for a 70% equity ownership. The Company is a limited partner and contributed cash of EUR 150,000 for the remaining 30% equity ownership. CosmoFarmacy is not publicly traded and the Company’s investment has been recorded using the equity method of accounting. The value of the investment as of September 30, 2022 and December 31, 2021 was $146,745 and $169,770, respectively, and is included in “Other assets” in the accompanying condensed consolidated balance sheet.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2022	December 31, 2021
Leasehold improvements	$456,780	$519,278
Vehicles	71,877	96,657
Furniture, fixtures and equipment	1,776,457	2,065,100
Computers and software	125,333	141,490
	2,430,447	2,822,525
Less: Accumulated depreciation and amortization	(980,486)	(934,473)
Total	$1,449,961	$1,888,052

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following at:

	September 30, 2022	December 31, 2021
License	$592,467	$345,739
Trade name / mark	36,997	36,997
Customer base	176,793	176,793
	806,257	559,529
Less: Accumulated amortization	(173,546)	(123,459)
Subtotal	632,711	436,070
Goodwill	49,697	49,697
Total	$682,408	$485,767

NOTE 6 – LOAN RECEIVABLE

On October 30, 2021, the Company entered into an agreement for a ten-year loan with Medihelm SA to memorialize €4,284,521 ($4,849,221) in prepayments the Company had made. The prepayments to Medihelm SA had been made in accordance with the parallel export business, through which Medihelm supplied and would supply SkyPharm SA with branded pharmaceuticals. This business is no longer in place for the Company and thus entered to this agreement with Medihelm SA in order for the outstanding amount to be settled. Interest is calculated at a rate of 5.5% per annum on a 360-day basis. Under the terms of the agreement, the Company is to receive 120 equal payments over the term of the loan. As of December 31, 2021, the Company had a short-term receivable balance of $377,590 and a long-term receivable balance of $4,410,689 under this loan. During the nine months ended September 30, 2022, the Company received €251,190 ($245,739) in principal payments such that as of September 30, 2022, the Company had a short-term receivable balance of $340,092 and a long-term receivable balance of $3,553,039 under this loan. The Company also received €144,523($141,387) in interest payments during the nine months ended September 30, 2022.

NOTE 7 – INCOME TAXES

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the nine months ended September 30, 2022 and 2021.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

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

As of September 30, 2022 and 2021, the Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily due to a valuation allowance recorded against net deferred tax assets in in the United States and the United Kingdom.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. As of September 30, 2022, we believe that it is more likely than not that the benefit from our United Kingdom deferred tax assets will not be realized, as such, we recorded a $288,870 valuation allowance. We believe that there is sufficient positive evidence to conclude that it is more likely than not that Greek deferred tax assets are realizable. The Company continues to maintain a valuation allowance against all net deferred tax assets in the United States. Foreign valuation allowances were reversed on December 31, 2020.

For the three months ended September 30, 2022, and 2021, the Company has recorded tax expense in any jurisdiction where it is subject to income tax, in the amount of $398,066 and $168,561, respectively, on the condensed consolidated statements of operations and comprehensive loss.

For the nine months ended September 30, 2022, and 2021, the Company has recorded tax expense in the amount of $473,296 and $69,152, respectively, on the condensed consolidated statements of operations and comprehensive loss.

NOTE 8 – CAPITAL STRUCTURE

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock, of which 6,000,000 are designated as Series A convertible preferred stock. The preferred stock has a liquidation preference over the common stock and is non-voting. As of September 30, 2022 and December 31, 2021, 6,000 and 0, preferred shares have been issued, respectively, and 1,500 and 0, shares remain outstanding, respectively.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

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

The Series A Preferred Stock was initially convertible into the Company’s Common Stock as determined by dividing the number of shares of Series A Preferred Stock to be converted by the lower of (i) $3.00 or (ii) 80% of the average volume weighted average price for the Company’s Common Stock for the five (5) trading days immediately following the effectiveness of the registration statement concerning the shares (the “Conversion Price”).  On June 14, 2022, the Conversion Price was reset to $0.62152 per share.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

The Series A Shares rank senior to all of the Company’s Common Stock and any other equity securities that the Company may issue in the future with respect to payment of dividends and distribution of assets upon liquidation, dissolution or winding up. While the Series A Shares are outstanding, the Company may not amend, alter or change adversely the powers, preferences or rights given to the Series A Shares, create, or authorize the creation of, any additional class or series of capital stock of the Company (or any security convertible into or exercisable for any class or series of capital stock of the Company), including any class or series of capital stock of the Company that ranks superior to or in parity with the Series A Shares, alter, amend, modify, or repeal its Articles of Incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A Shares, increase or decrease the number of authorized shares of Series A Shares, any agreement, commitment or transaction that would result in a Change of Control, any sale or disposition of any material assets outside of the ordinary course of business of the Company, any material change in the principal business of the Company, including the entry into any new line of business or exit of any current line of business, and circumvent a right or preference of the Series A Shares. Any holder of the Series A Shares shall have the right by written election to the Company to convert all or any portion of the outstanding Series A Shares. Immediately upon effectiveness of a registration statement registering for resale all of the Registrable Securities (as defined in the Registration Rights Agreement), all outstanding Series A Shares shall automatically convert into Common Stock, subject to certain beneficial ownership limitations.

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

As of September 30, 2022, 4,500 of the Series A Shares have been converted into 7,251,269 shares of common stock in accordance with the terms of the agreements and thus an amount of $4,081,974 was reclassified from mezzanine equity to common stock and additional paid-in capital, in the aggregate.

Common Stock

The Company is authorized to issue 300 million shares of common stock. As of September 30, 2022 and December 31, 2021, the Company had 26,365,404 and 17,544,509 shares of our common stock issued, respectively, and 25,977,980 and 17,157,085 shares outstanding, respectively.

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

The Company agreed to pay Consultant and its assignees an aggregate of 1,800,000 restricted shares of Common Stock, earned at the rate of 200,000 shares per month, which shall be issued and fully paid for in consideration of the Consultant’s considerable expertise and experience and its commitment to work for the Company. However, in the event the Agreement is terminated for any reason after the Initial Term, the shares are subject to a claw back for any months remaining after the Termination Date. The shares were valued on the date of the agreement at $3.28 per share or $5,904,000, which was be amortized over the term of the agreement. As of the nine months ended September 30, 2022 and 2021, the Company has expensed $0 and $5,147,076, respectively, under the agreement.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

Debt Conversions

During the nine months ended September 30, 2022, the Company issued 238,000 shares of common stock upon the conversion of $1,190,000 of notes payable. The Company recorded $973,420 as a capital contribution and an increase in equity related to the conversion of the $1,190,000 reduced by $216,580 recorded as a gain upon extinguishment of debt upon modification. The $216,580 gain upon extinguishment was determined using the fair value of the Company of $4.09 per share at the extinguishment commitment date.

On May 1, 2022, the Company issued 39,339 shares of common stock to convert $26,515 principal and accrued interest. Following the conversion, the outstanding balance of the above Note was $0. Upon conversion, the 39,339 shares were issued at a fair value of $38,144 which was recorded as equity. Accordingly, upon conversion, the Company reduced its derivative liability by $11,629 (see Note 11).

Exercise of Warrants

During the nine months ended September 30, 2022, the Company issued 1,284,787 shares of common stock upon the cashless exercise of 3,488,171 warrants.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Doc Pharma S.A.

As of September 30, 2022, the Company has a prepaid balance of $4,121,184 and an accounts payable balance of $319,162, resulting in a net prepaid balance of $3,802,022 to Doc Pharma S.A. related to purchases of inventory. Additionally, the Company has a receivable balance of $1,971,530. As of December 31, 2021, the Company has a prepaid balance of $3,263,241 to Doc Pharma S.A. related to purchases of inventory. Additionally, the Company had a receivable balance of $2,901,300 and an accounts payable balance of $565,756.

During the three months ended September 30, 2022 and 2021, the Company purchased a total of $412,216 and $761,551 of products from Doc Pharma S.A., respectively. During the three months ended September 30, 2022 and 2021 the Company had $401,179 and $44,950 in revenue from Doc Pharma S.A., respectively.

During the nine months ended September 30, 2022 and 2021, the Company purchased a total of $1,672,002 and $2,164,913 of products from Doc Pharma S.A., respectively. During the nine months ended September 30, 2022 and 2021 the Company had $819,896 and $835,914, in revenue from Doc Pharma S.A., respectively.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

On October 10, 2020, the Company entered into a contract manufacturer outsourcing “CMO” agreement with DocPharma whereby Doc Pharma is responsible for the development and manufacturing of pharmaceutical products and nutritional supplements according to the Company’s specifications based on strict pharmaceutical standards and good manufacturing practice (“GMP”) protocols as the National Organization for Medicines requires. The Company has the exclusive ownership rights for trading and distribution of its own branded nutritional supplements named “Sky Premium Life®”. The duration of the agreement is for 5 years however either party may terminate the agreement at any time giving six-months advance notice. Doc Pharma is exclusively responsible for supplying the raw materials and packaging required to manufacture the final product. However, they are not responsible for potential delays that may arise, concerning their import. Doc Pharma is obliged to store the raw and packaging materials. The delivery of raw and packaging materials should be purchased at least 30 and 25 days, respectively, before the delivery date of the final product. The Manufacturer solely delivers the finished product to the Company. There is a minimum order quantity “MoQ” of 1,000 pieces per product code. Both parties have agreed that the Company will deposit 60% of the total cost upon agreement and assignment and 40% of the total cost including VAT charge upon the delivery date. The prices are indicative and are subject to amendments if the cost of the raw material or the production cost change. For the nine-month period ended on September 30, 2022, the Company has purchased €1,060,412 ($1,127,897) in inventory related to this agreement.

On May 17, 2021, Doc Pharma and the Company entered into a Research and Development “R&D” agreement whereby Doc Pharma will be responsible for the research, development, design, registration, copy rights and licenses of 250 nutritional supplements for the final products called Sky Premium Life®. These products will be sold in Greece and abroad. The total cost of this project will be €1,425,000 plus VAT and will be done over three phases as follows: Design & Development (€725,000); Control and Product Manufacturing (€250,000) and Clinical Study and Research (€450,000). In the year ended December 31, 2021, SkyPharm bought 67 licenses at value of €261,300 ($289,860) from Doc Pharma which was the 18.33% of the total cost. During the three months ended September 30, 2022, SkyPharm bought another 14 licenses at a value of €293,200 ($306,951) from Doc Pharma which was the 20.57% of the total cost. SkyPharm has bought in total as of September 30, 2022, 81 licenses at value of €554,500 ($542,467) which is 38.91% of the total cost. The agreement will be terminated on December 31, 2025.

Doc Pharma S.A is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the wife of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma S.A. in the past.

Notes Payable – Related Party

A summary of the Company’s related party notes payable as of September 30, 2022 and December 31, 2021 is presented below:

	September 30, 2022	December 31, 2021

Beginning balance	$464,264	$501,675
Foreign currency translation	(62,965)	(37,411)
Ending balance	$401,299	$464,264

Grigorios Siokas

On December 20, 2018, the €1,500,000 ($1,718,400) note payable, originally borrowed pursuant to a Loan Agreement with a third-party lender, dated March 16, 2018, was transferred to Grigorios Siokas. The note bears an interest rate of 4.7% per annum, matured on March 18, 2019 pursuant to the original agreement and was extended until December 31, 2021. The note is not in default and the maturity date has been extended again until December 31, 2023. As of December 31, 2021 the Company had an outstanding balance of €400,000 ($452,720) and accrued interest of €177,313 ($200,683). As of September 30, 2022, the Company has an outstanding balance of €400,000 ($391,320) and accrued interest of €191,342 ($187,190).

Grigorios Siokas is the Company’s CEO and principal shareholder.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

Dimitrios Goulielmos

On November 21, 2014, the Company entered into an agreement with Dimitrios Goulielmos, as amended on November 4, 2016. Pursuant to the amendment, this loan has no maturity date and is non-interest bearing. As of December 31, 2021, the Company had a principal balance of €10,200 ($11,544). A principal balance of €10,200 ($9,979) remained as of September 30, 2022.

Dimitrios Goulielmos is a current director and former CEO of the Company.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the nine months ended September 30, 2022, the Company recorded a gain of $62,965.

Loans Payable – Related Party

A summary of the Company’s related party loans payable during the nine months ended September 30, 2022, and the year ended December 31, 2021 is presented below:

	September 30, 2022	December 31, 2021

Beginning balance	$1,293,472	$1,629,246
Proceeds	923,534	6,377,156
Payments	(518,659)	(133,552)
Conversion of debt	-	(6,000,000)
Settlement of lawsuit	-	(600,000)
Foreign currency translation	(160,259)	20,623
Ending balance	$1,538,088	$1,293,472

Grigorios Siokas

From time to time, Grigorios Siokas loans the Company funds in the form of non-interest bearing, no-term loans. As of December 31, 2021, the Company had an outstanding principal balance under these loans of $1,293,472 in loans payable to Grigorios Siokas.

During the nine months ended September 30, 2022, the Company borrowed additional proceeds of €584,600 ($571,914), and $351,620 and repaid €453,500 ($443,659) and $75,000 of these loans.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the nine months ended September 30, 2022 the Company recorded a gain of $160,259.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

NOTE 10 – LINES OF CREDIT

A summary of the Company’s lines of credit as of September 30, 2022 and December 31, 2021 is presented below:

	September 30, 2022	December 31, 2021
National	$2,664,679	$3,265,236
Alpha	809,447	947,333
Pancreta	1,013,595	489,985
National – COVID	302,516	407,174
EGF	328,550	-
Subtotal	5,118,787	5,109,728
Reclassification of National-COVID – Long-term	(194,132)	(366,171)
Ending balance	$4,924,655	$4,743,557

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

The line of credit with National Bank of Greece is renewed annually with current interest rates of 6.00%, 4.35% (“COSME 2” facility) and 4.35% (plus the 6-month Euribor plus any contributions currently in force by law on certain lines of credit), (“COSME 1” facility).

The maximum borrowing allowed for the 6% line of credit was $2,910,443 and $2,489,960 as of September 30, 2022 and December 31, 2021, respectively. The outstanding balance of the facility was $1,838,806 and $2,185,413, as of September 30, 2022 and December 31, 2021, respectively.

The maximum borrowing allowed for the 4.35% lines of credit, was $978,300 and $1,131,800 as of September 30, 2022 and December 31, 2021, respectively. The outstanding balance of the facilities was $825,873 and $1,079,823 as of September 30, 2022 and December 31, 2021, respectively.

The line of credit with Alpha Bank of Greece is renewed annually with a current interest rate of 6.00%. The maximum borrowing allowed was $978,300 and $1,131,800 as of September 30, 2022 and December 31, 2021, respectively. The outstanding balance of the facility was $809,447 and $947,333, as of September 30, 2022 and December 31, 2021, respectively.

The Company entered into a line of credit with Pancreta Bank on February 23, 2021. The line of credit is renewed annually with a current interest rate of 6.10%. The maximum borrowing allowed as of September 30, 2022 and December 31, 2021 was $1,359,837 and $565,900, respectively. The outstanding balance of the facility as of September 30, 2022 and December 31, 2021, was $1,013,595 and $489,985, respectively.

The Company entered into a line of credit with EGF on June 6, 2022. The line of credit is renewed annually with a current interest rate of 4.49%. The maximum borrowing allowed as of September 30, 2022 was $391,320. The outstanding balance of the facility as of September 30, 2022 was $328,550.

Interest expense for the three months ended September 30, 2022 and 2021, was $13,804 and $11,656, respectively and for the nine months ended September 30, 2022 and 2021, was $136,222 and $165,245, respectively.

Under the agreements, the Company is required to maintain certain financial ratios and covenants. These lines of credit were assumed in the Company’s acquisition of Cosmofarm. As of September 30, 2022 and December 31, 2021, the Company was in compliance with these ratios and covenants.

The above lines of credit are guaranteed and backed by customer receivable checks and they are not considered to be a direct debt obligation for the Company. They are a type of factoring, where the postponed customer checks are assigned by the Company to the bank, in order to be financed at a pre-agreed rate.

COVID-19 Government Funding

Interest expense for nine months ended September 30, 2022 and 2021 was $330 and $0, respectively.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

NOTE 11 – CONVERTIBLE DEBT

A summary of the Company’s convertible debt at September 30, 2022 and December 31, 2021 is presented below:

	September 30, 2022	December 31, 2021

Beginning balance convertible notes	$640,000	$1,447,000
Proceeds	-	625,000
Payments	-	(907,000)
Conversion to common stock	(15,000)	(525,000)
Subtotal notes	625,000	640,000
Debt discount at year end	-	(258,938)
Convertible note payable, net of discount	$625,000	$381,062

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

The Company determined that the embedded conversion feature of the convertible promissory note meets the definition of a derivative liability which is accounted for separately. The Company determined a derivative liability exists and determined that the embedded derivative was valued at $456,570 which was recorded as a debt discount, and together with the original issue discount and transaction expenses of $43,000, in the aggregate of $499,570, is being amortized over the life of the loan. As of September 30, 2022 and December 31, 2021 the full amount of the debt discount has been amortized. As of September 30, 2022 and December 31, 2021, the fair value of the derivative liability was $0 and $5,822, respectively. For the nine months ended September 30, 2022 and 2021, the Company record a loss on the change in fair value of the derivative of $5,807 and a gain of $111,581, respectively.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

Upon the consummation of a NEO listing, the total principal and accrued interest outstanding on the note will convert into shares of the Company’s common stock at a 25% discount to the prices of the common shares sold in the financing to be conducted in conjunction with the NEO listing. In the event that a NEO listing is not consummated on or before October 31, 2021, the note holder will have the option, in part or in full, to have the note repaid with interest, or convert the note into Company common stock at a 25% discount to the 30-day volume-weighted average price of the Common Shares on the most senior stock exchange in North American on which the common shares are trading prior to conversion. As of September 30, 2022, the Company had a principal balance of $100,000 and had accrued $13,740 in interest expense.

The Company determined that the embedded conversion feature of the convertible promissory note meets the definition of a derivative liability which is accounted for separately. The Company measured the embedded derivative valued at $62,619 which was recorded as a debt discount and additional paid-in capital and is being amortized over the life of the loan. As of September 30, 2022 and December 31, 2021, $62,619 of the debt discount has been amortized. As of September 30, 2022 and December 31, 2021, the fair value of the derivative liability was $40,663 and $39,843, respectively. For the nine months ended September 30, 2022, the Company recorded a loss of $820 from the change in fair value of derivative liability as other income in the consolidated statements of operations and comprehensive income (loss) compared to a gain of $36,122 for the nine-month period ended September 30, 2021.

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

For the nine months ended September 30, 2022, $294,000 of the debt discount was reduced and recorded as a reduction to additional paid-in capital and has been amortized. As of September 30, 2022, the Company had accrued a principal balance of $525,000, had accrued $54,833 in interest expense, and had remaining debt discount of $0 which resulted in a net convertible note payable of $525,000.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

 Derivative Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2022:

Amount
Balance on January 1, 2022	$45,665
Issuances to debt discount	-
Reduction of derivative related to conversions	(11,629)
Change in fair value of derivative liabilities	6,627
Balance on September 30, 2022	$40,663

The fair value of the derivative conversion features and warrant liabilities as of September 30, 2022 and December 31, 2021 were calculated using a Monte-Carlo option model valued with the following assumptions:

	September 30,	December 31,
	2022	2021
Dividend yield	0%	0%
Expected volatility	157.2%	106.8%-107.3%
Risk free interest rate	3.75%	0.41%-0.44%
Contractual terms (in years)	0.50	0.50 – 0.52

NOTE 12 – DEBT

A summary of the Company’s third-party debt as of September 30, 2022 and December 31, 2021 presented below:

September 30, 2022	Loan Facility	Trade Facility	Third Party	COVID Loans	Total
Beginning balance	$1,299,784	$6,207,010	$10,077,977	$234,117	$17,818,888
Proceeds	-	-	479,723	-	479,723
Payments	(190,622)	(147,830)	(2,132,165)	(4,586)	(2,475,203)
Conversion of debt	(1,190,000)	-		-	(1,190,000)
Recapitalized upon debt modification	(785)	(51,190)	(781,752)	-	(833,727)
Accretion of debt and debt discount	0	-	(12,223)	-	(12,223)
Foreign currency translation	110,335	(299,325)	(146,201)	(34,299)	(369,490)
Subtotal	28,712	5,708,665	7,485,359	195,232	13,417,968
Notes payable - long-term	-	-	(855,345)	(170,704)	(1,026,049)
Notes payable - short-term	$28,712	$5,708,665	$6,630,014	$24,528	$12,391,919

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

December 31, 2021	Loan Facility	Trade Facility	Third Party	COVID Loans	Total
Beginning balance	$3,302,100	$6,446,000	$12,631,284	$435,210	$22,814,594
Proceeds	-	-	565,900	-	565,900
Payments	(141,475)	(57,835)	(62,878)	(3,233)	(265,421)
Conversion of debt	(1,606,500)	-	(3,010,000)	-	(4,616,500)
Recapitalized upon debt modification	(86,670)	-	-	-	(86,670)
Debt forgiveness	-	-	-	(169,770)	(169,770)
Foreign currency translation	(167,671)	(181,155)	(46,329)	(28,090)	(423,245)
Subtotal	1,299,784	6,207,010	10,077,977	234,117	17,818,888
Notes payable - long-term	-	(2,450,000)	(9,854,906)	(51,478)	(12,356,384)
Notes payable - short-term	$1,299,784	$3,757,010	$223,071	$182,639	$5,462,504

Our outstanding debt as of September 30, 2022 is repayable as follows:
September 30, 2022
2022	$2,065,142
2023	11,244,009
2024	316,759
2025	320,620
2026 and thereafter	317,388
Total debt	14,263,918
Less: fair value adjustments to assumed debt obligations	(845,950)
Less: notes payable - current portion	(12,391,919)
Notes payable - long term portion	$1,026,049

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

The Company evaluated the August 4, 2021, exchange agreement for debt modification in accordance with ASC 470-50 and concluded that the debt qualified for debt extinguishment because a substantial conversion feature was added to the debt terms. Upon extinguishment, the Company recorded a loss upon extinguishment in the amount of $6,642 and recorded the new debt at fair value based on the present value of future cash flows using a discount rate of 11.66%. As of September 30, 2022 and December 31, 2021, the Company has accrued interest expense of $17,146 and $4,414, respectively, and the principal balance of the debt is $28,711 and $1,299,784, respectively, which is classified as Notes payable on the unaudited condensed consolidated balance sheet.

The debt is subject to acceleration in an Event of Default (as defined in the Notes). This agreement is secured by a personal guaranty of Grigorios Siokas, which is secured by a pledge of 1,000,000 shares of common stock of the Company owned by Mr. Siokas.

During Q2 2022, the Company informally agreed with the Lender to extend the maturity of the facility to September 30, 2022. During Q3 2022, the maturity of the facility was further informally extended to December 31, 2022. The Company reassessed and adjusted accordingly the accretion of the debt extinguishment effect described above.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

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

On March 3, 2022, the Company entered into a modification agreement to extend the maturity date to January 10, 2023 and payments under the $4,000,000 loan. The loan was considered a modification under ASC 470-50 because the change in the present value of cash flows is less than 10%. During June 2022, the Company agreed with the Lender to postpone the repayment of an installment of $500,000 due on June 30, 2022 (based on the extension agreement signed on March 3rd, 2022) until January 2023. Based on the updated cash flow test performed, the change in the present value of the cash flows was again less than 10% and the change is considered a modification. During September 2022 the Company agreed with the Lender to postpone the full repayment of the outstanding balance, $3,950,000, plus unpaid accrued interest until January 2023 The Company capitalized fees paid upon modification of €200,000 that are being amortized over the life of the loan. During the nine months ended September 30, 2022, the Company repaid €100,000 ($97,830) of the €1,950,000 balance and $50,000 of the $4,000,000 balance such that as of September 30, 2022, the Company had principal balances of €1,850,000 ($1,809,855) and $3,898,810 under the agreements which are recorded as short term. As of September 30, 2022, the Company had accrued $111,018 in interest expense related to these agreements.

Third Party Debt

On November 16, 2015, the Company entered into a Loan Agreement with Panagiotis Drakopoulos, former Director and former Chief Executive Officer, pursuant to which the Company borrowed €40,000 ($42,832) as a note payable from Mr. Drakopoulos. The note bears an interest rate of 6% per annum and was due and payable in full on November 15, 2016. As of December 31, 2021, the Company had an outstanding principal balance of €8,000 ($9,054) and accrued interest of €6,318 ($7,151). As of September 30, 2022, the Company had an outstanding principal balance of €8,000 ($7,826) and accrued interest of €6,675 ($6,530).

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

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

The May 18 Note is subject to acceleration in an Event of Default. Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the May 18 Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2021 the Company had a principal balance of $2,000,000 on this note, which was classified as Notes payable long-term portion on the consolidated balance sheet.

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

The Company used the proceeds from the July 3 Note to repay the principal outstanding on the May 18 Note ($2,000,000), the May 18 Note ($2,000,000), and the February Note ($1,000,000). As of December 31, 2021, the Company had a principal balance of $5,000,000 on this note, which was classified as Notes payable – long term portion on the consolidated balance sheet.

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

On October 29, 2020, the Company entered into a debt exchange agreement with the lender whereby the Company issued 259,741 shares of common stock at the rate of $3.85 per share in exchange for an aggregate of $1,000,000 principal amount of the existing loan. The fair market value of the Company’s common stock on the date of exchange was $3.11 per share and as such, the Company recorded a gain of $192,205. Interest continued to accrue on the remaining debt and the converted amount until December 31, 2020. As of December 31, 2020, the Company had a principal balance of $2,000,000 on this note and prepaid interest of $8,514. As of December 31, 2021, the Company had a principal balance of $2,000,000 on this note, which was classified as Notes payable – long term portion on the consolidated balance sheet, and $60,166 in accrued interest expense.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

Modification of May 18, 2020, July 3, 2020, and August 4, 2020 Senior Promissory Notes

On February 23, 2022, the Company entered into modification agreements to extend the due dates of the May 18 Note, July 3 Note, and August 4 Note to June 30, 2023 of $9,000,000, in the aggregate. The Company paid restructuring fees totaling $506,087 upon modification. The Company determined the modification should be recorded as debt extinguishment in accordance with ASC 470 because the present value of the remaining cash flows under the terms of the new debt instrument is at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. The Company recorded the new debt at fair value in the amount of $7,706,369 and a gain upon extinguishment in the amount of $787,544. During the nine months ended September 30, 2022, the Company made principal payments in the amount of $2,000,000 and recorded non-cash interest expense in the amount of $290,431 for the accretion of debt. As of September 30, 2022, the Company had a principal balance of $6,218,248 in relation to the May 18 Note, July 3 Note, and August 4 Note, in the aggregate. As of September 30, 2022, the Company has accrued an aggregate total of $1,075,066 of accrued interest on these notes, in the aggregate.

November 19, 2020 Debt Agreement

On November 19, 2020, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($611,500). The note matures on November 18, 2025 and bears an annual interest rate, based on a 360-day year, of 3.3% plus .6% plus 6-month Euribor when Euribor is positive. Pursuant to the terms of the agreement, there is a nine-month grievance from the first deposit date, which was November 19, 2020, for principal repayment. The principal is to be repaid in 18 quarterly installments of €27,778 with the first payment due 9 months from the first deposit. During the year ended December 31, 2021, the Company repaid €55,556 ($62,878) of the principal and as of December 31, 2021, the Company has accrued interest of $5,642 related to this note and a principal balance of €444,444 ($503,022), of which $377,270 is classified as Notes payable – long term portion on the consolidated balance sheet. During the nine months ended September 30, 2022, the Company repaid €83,333 ($81,525) of the principal and as of September 30, 2022, the Company has accrued interest of $3,901 related to this note and a principal balance of €361,111 ($353,275), of which $244,575 is classified as Notes payable – long term portion on the accompanying condensed consolidated balance sheet

July 30, 2021 Debt Agreement

On July 30, 2021, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($578,850). The note matures on August 5, 2026 and bears an annual interest rate that applies to 60% of the principal of the note that is based on a 365-day year, of 5.84% plus 3-month Euribor when Euribor is positive. Pursuant to the terms of the agreement, there is a nine-month grace period for principal repayment during which interest is accrued. The principal is to be repaid in 18 quarterly installments of €27,778 commencing three months from the end of the grace period. As of December 31, 2021, the Company has accrued interest of $3,100 and a principal balance of €500,000 ($565,900), of which $477,637 is classified as Notes payable – long term portion on the consolidated balance sheet. As of September 30, 2022, the Company has accrued interest of $6,503 and a principal balance of €448,237 ($438,510), of which $334,545 is classified as Notes payable – long term portion on the accompanying condensed consolidated balance sheet.

June 9, 2022 Debt Agreement

On June 9, 2022 the Company entered into an agreement with a third-party lender in the principal amount of €320,000 ($335,008). The Note matures on June 16, 2027 and bears an annual interest of 3.89% plus levy of 0.60% plus the 3-month Euribor (when positive). Pursuant to the agreement, there is a twelve-month grace period for principal repayment during which interest is accrued. The principal is to be repaid in 17 equal quarterly installments of €18,824 commencing on June 30, 2023. As of September 30, 2022 the Company has accrued interest of $60 and an outstanding balance of €320,000 ($313,056), of which $276,226 is classified as Notes payable – long term portion on the accompanying condensed consolidated balance sheet.

August 29, 2022 Promissory Note

On August 29, 2022, the Company entered into a promissory note for the principal amount $166,667. The Company received $150,000 in cash and recorded $16,667 as an original issue discount upon issuance. The promissory note matures on the earlier of (a) December 27, 2022, or (b) the date the Company completes a debt or equity financing of at least $1,000,000. The debt carries an annual interest rate of 12% which is due upon maturity. During the three and nine months ended September 30, 2022, the Company has recorded amortization of debt discount of $4,444 in relation to the original issue discount. As of September 30, 2022, the Company has recorded $154,444 as note payable for the promissory note.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

COVID-19 Government Loans

On May 12, 2020, the Company’s subsidiary, SkyPharm, was granted and on May 22, 2020 the Company received a €300,000 ($366,900) loan from the Greek government. The loan will be repaid in 40 equal monthly installments beginning on July 29, 2022. As a condition to the loan, the Company was required to retain the same number of employees until October 31, 2020. During the year ended December 31, 2021, the Company received a waiver of 50% forgiveness of the loan and recorded $177,450 as other income. As of December 31, 2021 the principal balance was $169,770. As of September 30, 2022, the principal balance was $142,159.

On June 24, 2020, the Company received a loan £50,000 ($68,310) from the United Kingdom government. The loan has a ten-year maturity and bears interest at a rate of 2.5% per annum beginning 12-months after the initial disbursement. The Company may prepay this loan without penalty at any time. The Company repaid £2,335 ($3,233) of principal during the year ended December 31, 2021, and the balance as of December 31, 2021 was £47,665 ($64,347). As of September 30, 2022, the principal balance was £47,665 ($53,073).

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

As discussed in Note 3, the Company attributed no value to the shares received in Marathon pursuant to (a) above. In relation to the CAD $2 million cash received noted in (b) above, the Company accounted for its obligation to issue a variable number of the Company’s Common Shares as Share-settled debt obligation in accordance with ASC 480 measured at fair value or the settlement amount of $1,554,590 (CAD $2 million). If settlement were to occur on December 31, 2019, the Company would be required to issue 5,181,062 common shares to settle its debt obligation. The Company could be obligated to potentially issue an unlimited number of common shares to settle its Share-settled debt obligation. If such events were to occur, the Company would be required to increase its authorized share capital and since increasing the authorized share capital is within the control of the Company, as our CEO controls greater than 50% of the outstanding common stock of the Company, the original classification of equity-classified financial financial instruments issued by the Company were not affected.

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

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

The Company’s operating leases do not provide an implicit rate that can readily be determined. Therefore, we use a discount rate based on our incremental borrowing rate, which is determined using the interest rate of our long-term debt on the date of inception.

Operating Leases

The Company’s weighted-average remaining lease term relating to its operating leases is 5.62 years, with a weighted-average discount rate of 6.74%.

The Company incurred lease expense for its operating leases of $158,407 and $196,115 which was included in “General and administrative expenses,” for the nine months ended September 30, 2022 and 2021, respectively.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of September 30, 2022.

Maturity of Lease Liability:
Remainder of 2022	$48,395
2023	193,582
2024	193,582
2025	127,009
2026	93,721
Thereafter	257,538
Total undiscounted operating lease payments	$913,827
Less: Imputed interest	(153,649)
Present value of operating lease liabilities	760,178

Finance leases

The Company’s weighted-average remaining lease term relating to its finance leases is 1.09 years, with a weighted-average discount rate of 6.74%.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s finance leases as of September 30, 2022.

Maturity of Lease Liability
Remainder of 2022	$25,931
2023	95,787
2024	81,047
2025	54,516
2026	29,844
Thereafter	9,359
Total undiscounted finance lease payments	$296,484
Less: Imputed interest	(31,040)
Present value of finance lease liabilities	$265,444

The Company incurred interest expense on its finance leases of $11,645 which was included in “Interest expense,” for the nine months ended September 30, 2022. The Company incurred amortization expense on its finance leases of $60,935 which was included in “Depreciation and amortization expense,” for the nine months ended September 30, 2022. The total cash used for the Company’s finance leases for the nine months ended September 30, 2022 amounted to $65,263.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of September 30, 2022, the following litigations were pending. None of the below is expected to have a material financial or operational impact.

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

Order for payment by the court which derived from a fine related to tax audit that concerns financial year 2014. The ruling with no. 483/16.12.2020 was against Cosmofarm SA. The defendant appealed against the decision by the ruling with no.11541/09.03.2021.This appeal was dismissed due to inactive passage of 120 days. Because of this inactive passage, Cosmofarm appealed against Greek tax authorities, no.6704/29.11.2021. There was an obligation of additional tax and fines imposition of 91,652.27€ that Cosmofarm has already paid and claim back through the appeal (financial claim). As of September 30, 2022, the trial is still pending.

Advisory Agreements

On July 1, 2021, the Company entered into a two-year advisory agreement with a third party (the “Consultant”) for advisory and consulting services related to the Company’s intention to become listed on NASDAQ. Peter Goldstein, a then director of the Company is a principal of the Consultant. As consideration for services rendered, the Company will pay the consultant $4,000 a month until the Company commences trading on NASDAQ. Upon NASDAQ listing, the Company shall pay $10,000 per month, with $4,000 per month paid on a monthly basis and $6,000 per month accrued until such time as the Company raises an aggregate of $10,000,000. In addition, the consultant will receive a $100,000 bonus upon NASDAQ listing and when the Company has raised an aggregate of $10,000,000. Finally, the Company has agreed that the Consultant shall receive a total of 250,000 shares of the Company’s common stock, 50,000 of such shares that have been previously issued pursuant to previous agreements and 200,000 shares to be issued when the Company commences trading on NASDAQ. As of September 30, 2022, 50,000 additional shares have been issued to the Consultant concerning the Company’s listing on Nasdaq.

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

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

On August 25, 2022, the Company signed a 4-month agreement with a consultant for a marketing/media plan and the development of a forward-looking strategy for the Company. The Consultant’s compensation for the above services amounted to $150,000, $75,000 of which, was paid as of September 30, 2022.

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

NOTE 15 – STOCK OPTIONS AND WARRANTS

As of September 30, 2022, there were 0 options outstanding and exercisable.

A summary of the Company’s option activity during the nine months ended September 30, 2022 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance outstanding, January 1, 2022	37,000	$1.32	0.01	$75,850
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	(37,000)	-	-	-
Balance outstanding, September 30, 2022	-	$-	-	$-

Exercisable, September 30, 2022	-	$-	-	$-

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

As of September 30, 2022, there were 10,862,527 warrants outstanding and 10,862,527 warrants exercisable with expiration dates from May 2023 through August 2027.

A summary of the Company’s warrant activity during the nine months ended September 30, 2022 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance outstanding, January 1, 2022	3,698,238	$2.02	2.03	$4,992,621
Granted	10,652,460	0.63	-	-
Forfeited	-	-	-	-
Exercised	(3,488,171)	-	-	-
Expired	-	-	-	-
Balance outstanding, September 30, 2022	10,862,527	$0.66	4.84	$-

Exercisable, September 30, 2022	10,862,527	$0.66	4.84	$-

Omnibus Equity Incentive Plan

On September 19, 2022 the Company held a Board of Directors meeting, whereas, the Board of Directors had elected to adopt an Omnibus Equity Incentive Plan (the “Plan”), that includes reserving 5,000,000 shares of common stock eligible for issuance under the Plan to be registered on a Form S-8 Registration Statement with the SEC. The Plan is designed to enable the flexibility to grant equity awards to the Company’s officers, employees, non-employee directors and consultants and to ensure that it can continue to grant equity awards to eligible recipients at levels determined to be appropriate by the Board and/or the Compensation Committee. According to the Proxy Statement filed with the SEC on October 20, 2022 the Plan will be subject to final approval by the Company’s stockholders at the Annual Meeting of Stockholders that will be held on December 2, 2022.

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

The Company disaggregates revenue by country to depict the nature and economic characteristics affecting revenue.

The following table presents our revenue disaggregated by country for the three months ended:

	September 30,	September 30,
Country	2022	2021
Germany	-	(102)
Greece	11,990,599	13,555,718
Italy	-	(118)
Denmark	-	(488)
Cyprus	-	13,982
UK	26,209	23,318
Croatia	(710)	3,107
Total	$12,016,098	$13,595,418

COSMOS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

The following table presents our revenue disaggregated by country for the nine months ended:

	September 30,	September 30,
Country	2022	2021
Germany	-	13,515
Greece	38,151,898	39,514,083
Italy	-	15,613
Denmark	-	54,291
Cyprus	-	92,930
UK	118,467	355,977
Croatia	26,037	15,010
Total	$38,296,402	$40,061,419

NOTE 17 – SUBSEQUENT EVENTS

Exchange Warrants Agreement

On October 3, 2022, the Company entered into a Warrant Exchange Agreement (the “Exchange Agreement”) to replace its previously structured warrants with new vanilla warrants. The existing holders of Warrants issued as of February 28, 2022, will purchase an aggregate of 21,238,256 shares of Common Stock. They will exchange the existing warrants for new warrants to purchase twice the number of shares of Common Stock. The new warrants will be exercisable at $0.12 per share for a five-year period from the date of issuance. The existing warrants contained anti-dilution protection which effectively prevented future financings. In consideration of the exchange of warrants, the existing holders will receive an aggregate of $2 million from future financings as well as any penalties and liquidated damages and have certain rights of participation in future financings.

Public Offering

On October 18, 2022, the Company announced the pricing of its “reasonable best efforts” public offering of 62,500,000 shares of common stock (or common stock equivalents), Series A Warrants to purchase 62,500,000 shares of common stock and Series B Warrant to purchase 62,500,000 shares of common stock at a combined price of $0.12 per share and warrants for aggregate gross proceeds of $7.5 million, before deducting placement agent fees and other offering expenses. The closing of the Offering occurred on October 20, 2022. The Company intends to use the net proceeds from the offering for its pending or potential acquisitions, payment of certain liabilities to existing warrant holders, as well as for working capital purposes and general corporate purposes.

Proxy statement

On October 20, 2022, the Company filed a Proxy Statement to invite the Company’s Stockholders to the Annual Meeting of Stockholders (the “Annual Meeting”) which will be held on December 2, 2022 and the following proposals will be subject to vote: a) Election of five directors to serve until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified, b) Approval of the Company’s equity incentive plan, c) To cast a non-binding, advisory vote on the frequency with which the Company’s shareholders shall have an advisory say on pay vote on the compensation of the Company’s named executive officers, d) To cast a non-binding, advisory vote to approve the compensation of our named executive officers, e) Approval of the amendment to the Company’s Articles of Incorporation to the change the Company’s name, f) To authorize the Board of Directors to amend the Articles of Incorporation to effect a reverse stock split of the Company’s outstanding common stock at their discretion.

Repayment of Convertible Promissory Note

On October 21, 2022, the Company paid a total of $590,800 to fully repay the outstanding principal and unpaid interest of the $525,000 Convertible Promissory Note which had been signed on September 17, 2021.

LOI to Enter in Co-venture Relationship

On October 27, 2022, the Company signed an LOI with a holding company engaged in the development, marketing, manufacturing, acquisition, operation, and sale of a broad spectrum of nutritional and related products to enter into a co-venture relationship pursuant to a definitive distribution agreement to develop commercial opportunities relating to the marketing, distribution, and sale of nutraceutical products on a world-wide basis. This LOI is non-binding and subject to good faith negotiation, preparation, and execution of a Definitive Agreement mutually satisfactory to both Parties. As of November 14, 2022, no binding conditions have been met surrounding this transaction.

Filing of S-3/A

On November 7, 2022 the Company filed an amended S-3 registration statement which covers the offering, issuance and sales by the Company of up to $50,000,000 in the aggregate of its securities from time to time in one or more offerings and the issuance and sale of up to a maximum aggregate offering price of up to $50,000,000 of the Company’s common stock that may be issued and sold from time to time under a sales agreement with A.G.P. / Alliance Global Partners (the “Sales Agreement”). As of October 28, 2022, there were 84,184,905 shares of Common Stock outstanding, of which 63,893,963 shares were held by non-affiliates.  Pursuant to the Rules of the SEC, the 21,297,988 shares, which were registered for sale, represent less than the one-third held by non-affiliates as of October 28, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Available Information

The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2021 (“Form 10-K”) and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

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

Pharmaceuticals

We are engaged in the promotion, distribution and sale of licensed branded generics and OTC products throughout Europe by our subsidiaries in Greece and UK. Our capital efficient business model is based on infrastructure, efficiency and scale. We believe that there is a significant growth on opportunities through product additions and geographic expansion.

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

Nutraceutical

We have created and developed our own proprietary branded nutraceutical products, named “Sky Premium Life®” which was launched in 2018 and “Mediterranation®” which was launched in 2022. Utilizing unique formulations, and specialized extraction processes which follow strict pharmaceutical standards, our proprietary lines of nutraceuticals aim for excellence. We have a full portfolio of fast-moving and specialty formulas with more than 80 product codes including vitamins, minerals and other herbal extracts. Our nutraceutical products are manufactured exclusively by Doc Pharma, a related party of the Company. Our nutraceutical products have penetrated several markets within 2021 and 2022 through digital channels such as Amazon and Tmall. We focus on nutraceutical products because we foresee it as a market with high grow opportunities due to its large market size and margin contribution as the demand for nutraceutical products is increasing globally.

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

Distribution & Trade Agreements

On July 1, 2021 the Company’s subsidiary SkyPharm SA, entered into an exclusive distribution agreement with a company based in Germany the “Distributor A”, whereas SkyPharm appointed the Distributor A to be the responsible Partner for the distribution, promotion, trade marketing, logistics and sale of the nutraceuticals manufactured and supplied by SkyPharm (Sky Premium Life®), in the territories of Austria & Germany. The Distributor A places purchase orders with SkyPharm at the company’s address and the purchase order is necessary to initiate any shipment.

On July 7, 2021 SkyPharm SA signed a trade agreement with a company specializing in e-commerce mall advice and operation, henceforward referred as “Distributor B”. Based on the agreement, SkyPharm will sell its own branded products Sky Premium Life ® to final consumers through the e-commerce store opened by Distributor B on Tmall International MALL and Distributor B will provide platform operation services to SkyPharm. The services provided by Distributor B will include mall construction, mall operation and network promotion, along with collection, settlement, customer service, logistics and distribution.

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

Potential Acquisitions & Co-Ventures

On September 28, 2022, the Company the Company entered into a non-binding letter of intent (“LOI”) agreement to wholly acquire a company that possesses a direct-to-consumer subscription-based telemedicine platform, that expects to provide its customers affordable, unlimited, 24/7 access to board certified physicians and licensed mental and behavioral health counselors and therapists. The current parent company of the acquiree will continue to manage all its aspects of the day-to-day operations, including product development, marketing, and operational support.

On July 19, 2022, the Company entered into a binding letter of intent to acquire a pharmaceutical company, organized under the laws of Greece through the purchase of one hundred (100%) percent of the shares of a special purpose vehicle (“SPV”). Total consideration for the proposed acquisition consists of €1,700,000 in cash and 433,334 shares of Cosmos common stock, subject to adjustment at an issuance price of $3.00 per share ($1,300,000 in total), both paid to the shareholders of the SPV.

On October 27, 2022, the Company signed an LOI with a holding company engaged in the development, marketing, manufacturing, acquisition, operation, and sale of a broad spectrum of nutritional and related products to enter into a co-venture relationship pursuant to a definitive distribution agreement to develop commercial opportunities relating to the marketing, distribution, and sale of nutraceutical products on a world-wide basis. This LOI is non-binding and subject to good faith negotiation, preparation, and execution of a Definitive Agreement mutually satisfactory to both Parties.

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

What Effect Will COVID-19 Have on the Company’s Disclosure Controls

Management does not believe COVID-19 will have a significant effect on our disclosure controls as there have been no changes to date. Our operations have continued at a normal pace, all of our staff continue to work on site.

Results of Operations

Three Months and nine months Period Ended September 30, 2022 and 2021

Revenue

The Company had revenue of $12,016,098 and $13,595,418 (a decrease of 11.62%) for the three months ended September 30, 2022 and 2021, respectively and $38,296,402 and $40,061,419 (a decrease of 4.41%) for the nine months ended September 30, 2022 and 2021, respectively. The Company had a net loss of $1,972,775 on revenue of $12,016,098 versus a net loss of $1,936,543 on revenue of $13,595,418 for the three months ended September 30, 2022 and 2021, respectively. Also, the Company had a net loss of $3,010,684 on revenue of $38,296,402 versus a net loss of $6,489,502 on revenue of $40,061,419 for the nine months ended September 30, 2022 and 2021, respectively.

Cost of Goods Sold

The Company had costs of goods sold of $10,232,201 versus $11,249,848 (a decrease of 9.05%) for the three months ended September 30, 2022 and 2021, respectively. In addition, the Company had costs of goods sold of $32,774,701 versus $ 34,677,671 (a decrease of 5.49%) for the nine months ended September 30, 2022 and 2021, respectively. The decrease in the nine-month period is primarily due to the increase in revenue of own branded nutritional supplements named “Sky Premium Life”.

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

Gross Profit

The Company had gross profit of $1,783,897 (23.9%) versus $2,345,570 (17.3% - a decrease of 23.95%) for the three months ended September 30, 2022 and 2021, respectively. In addition, the Company had gross profit of $5,521,701 (14.4%) versus $5,383,748 (13.4% - an increase of 2.56%) for the nine months ended September 30, 2022 and 2021, respectively. The increase in gross profit for the nine-month period is attributable to the transition of SkyPharm’s operational strategy from pharmaceuticals wholesale and distribution revenue to own branded nutritional supplements “Sky Premium Life” where profit margins are greater.

Operating Expenses

The Company had general and administrative costs of $1,335,033 and $2,427,085, salaries and wages expenses of $576,118 and $683,129, sales and marketing expenses of $103,979 and $41,715 and depreciation and amortization expense of $112,879 and $108,192 for a net operating loss of $344,112 and $914,551 (a decrease of 62.37%) for the three months ended September 30, 2022 and 2021, respectively. The decrease in operating expenses is primarily attributed to the stock-based compensation related to a consulting agreement entered into in February 2021 and included in the general and administrative expenses for the period ended September 30, 2021.

The Company had general and administrative costs of $3,192,137 and $6,708,796, salaries and wages expenses of $1,675,068 and $1,786,954, sales and marketing expenses of $496,371 and $586,440 and depreciation and amortization expense of $334,349 and $323,678 for a net operating loss of $176,224 and $4,022,120 (a decrease of 95.62%) for the nine months ended September 30, 2022 and 2021 respectively.

Other Income (Expense)

The Company’s other income (expense) was primarily comprised of interest expense related to notes payable and convertible notes payable $461,945 versus $670,282, non-cash interest expense related to the amortization of debt discount of $295,846 versus $353,303, a gain on equity investments of $359 versus $38, a change in fair value of derivative liability of $628 versus $125,621  due to agreements on convertible debentures and a net foreign currency loss of $468,362 versus a loss of $183,036 for the three months ended September 30, 2022 and 2021, respectively. Also, The Company’s other expense was $5,431 versus other expense of $122,477 for the three months ended September 30, 2022 and 2021, respectively.

The Company’s other income (expense) was primarily comprised of interest expense related to notes payable and convertible notes payable $1,541,937 versus $2,182,715, non-cash interest expense related to the amortization of debt discount of $772,180 versus $492,391, a gain on equity investments of $415 versus $317, a gain on extinguishment of debt of $1,004,124 due to a debt extension that took place on March 3rd, 2022 versus a gain of $795,644, a change in fair value of derivative liability of $6,627 versus $213,490 due to agreements on convertible debentures and a foreign currency loss of $984,401 versus a loss of $392,472 for the nine months ended September 30, 2022 and 2021, respectively. Also, the Company’s other expense was $60,558 versus other expense of $340,103 for the nine months ended September 30, 2022 and 2021, respectively.

Unrealized Foreign Currency losses

The Company had an unrealized foreign currency loss of $1,029,141 versus $214,216 and a net comprehensive loss of $3,021,523 versus loss of $2,150,759 for the three months ended September 30, 2022 and 2021, respectively.

The Company had an unrealized foreign currency loss of $2,463,245 versus a loss of $687,510 and a net comprehensive loss of $28,304,730 versus loss of $7,177,012 for the nine months ended September 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

As of September 30, 2022, the Company had working capital of $1,945,076 compared to $10,950,492 as of December 31, 2021.

The Company had cash of $312,385 versus $286,487 as of September 30, 2022 and December 2021, respectively. The Company had net cash used in operating activities of $4,552,332 and $5,549,269 for the nine months ended September 30, 2022 and 2021, respectively. The Company has devoted substantially all of its cash resources to expand through organic business growth and has incurred significant general and administrative expenses in order to enable the financing and growth of its business and operations.

The Company had net cash used in investing activities of $68,932 and net cash used in investing activities of $835,425 during the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 the net cash provided by investing activities was mainly attributable to the proceeds from the loan receivable from a third party.

The Company had net cash provided by financing activities of $4,477,843 versus $6,475,402 during the nine months ended September 30, 2022 and 2021, respectively.

For the period ended September 30, 2022, the Company received proceeds from lines of credit of $17,206,099 and payments of lines of credit of $16,348,941, for a net increase on the line of credit of $857,158.

We anticipate using cash in our bank account as of September 30, 2022, cash generated from debt or equity financing, from investing activities or from management loans, to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we may lose the qualification for quotation and our securities would no longer trade on the over-the-counter markets. Further, as a consequence we would fail to satisfy our reporting obligations with the Securities and Exchange Commission (“SEC”), and investors would then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

The Company is growing its business through organic growth, market penetration, geographic expansion and acquisitions which would add value to its business and its Shareholders. The Company is also committed to pursuing various forms of business development; this can include trading, alliances, joint ventures and dispositions. Moreover, it hopes to continue to build on its portfolio of pharmaceutical products and expand its OTC and nutraceutical product portfolio. Thus, the Company believes that it is developing a sound sales distribution network specializing in its own branded nutraceutical products.

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

Off Balance Sheet Arrangements

As of September 30, 2022, there were no off-balance sheet arrangements.

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

Audit Committee

We have a separately-designated standing audit committee, which is appointed by the Board of Directors of Cosmos Holdings Inc. On April 28, 2022, Dr Anastasios Aslidis was elected to serve on the Board of Directors and was appointed as a chair of the Audit Committee, replacing Mr Peter Goldstein, who submitted his resignation on the same date. Our three independent directors, Anastasios Aslidis, John Hoidas and Demetrios Demetriades serve on the Audit Committee. The primary function of the committee is to assist the Board of Directors in overseeing (1) the financial reporting and accounting processes of the Company, and (2) the financial statements audits of the Company. The Committee also prepares a written report to be included in the annual proxy statement of the Company pursuant to the applicable rules and regulations of the “SEC”. In furtherance of these purposes, the Committee shall maintain direct communication among the Company’s independent auditors and the Board of Directors. The independent auditors and any other registered public accounting firm engaged in preparing or issuing an audit report or performing other audit review or attest services for the Company shall report directly to the Committee and are ultimately accountable to the Committee and the Board of Directors.

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

Item 1A. Risk Factors

We have received notices from Nasdaq of non-compliance with continued listing standards, which if we fail to comply with, our Common Stock could be delisted.

Pursuant to an initial non-compliance letter from the Nasdaq Capital Market, dated July 26, 2022, the Company has one hundred eighty (180) calendar days from July 26, 2022 to regain compliance by the closing bid price of the Company’s common stock being at least $1.00 per share for ten (10) consecutive trading days. In the event we do not regain compliance by January 23, 2023, we may be eligible for an additional one hundred eighty (180) calendar day grace period. However, pursuant to a second non-compliance letter dated November 10, 2022 from the Nasdaq Capital Market, the Staff determined to delist the Company’s securities pursuant to Rule 5810(c)(3)(A)(iii), as the closing bid price of the Company’s common stock was below $0.10 per share for ten (10) consecutive trading days. The Company will request an appeal of the delisting determination by requesting a hearing to stay the automatic suspension of the Company’s securities and the filing of a Form 25-NSE with the SEC to remove the Company’s securities from listing and registration on the Nasdaq Stock Market.

If we fail to meet the Nasdaq Capital Market’s ongoing listing criteria, our Common Stock could be delisted. If our Common Stock is delisted by the Nasdaq Capital Market, our Common Stock may be eligible for quotation on an over-the-counter quotation system or on the pink sheets. Upon any such delisting, our Common Stock would become subject to the regulations of the SEC relating to the market for penny stocks. The regulations applicable to penny stocks may severely affect the market liquidity for our Common Stock and could limit the ability of stockholders to sell such securities in the secondary market. In such a case, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our Common Stock, and there can be no assurance that our Common Stock will be eligible for trading or quotation on any alternative exchanges or markets.

Delisting from the Nasdaq Capital Market could adversely affect our ability to raise additional financing through public or private sales of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our Common Stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

Although there is no assurance, we expect that the shareholder proposal at our scheduled December 2, 2022 Annual Shareholders Meeting, to provide the Board of Directors with the discretion to effect a reverse stock split, if necessary, will enable us to regain compliance with Nasdaq’s minimum bid-price requirement for continued listing on the Nasdaq Capital Market.

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

Cosmos Holdings Inc.

Date: November 14, 2022	By:	/s/ Grigorios Siokas
Grigorios Siokas
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Georgios Terzis
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

