Form 10-K/A
period 2021-12-31
Cosmos Holdings Inc.
filed 2022-12-16
CIK 1474167

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

Explanatory Paragraph

This Amendment No. 1 to Form 10-K/A of Cosmos Holdings Inc., for the year ended December 31, 2021, is being filed in response to the Staff’s Comment Letter dated November 29, 2022.  This Amendment solely includes Item 8 – Financial Statements and Supplementary Data, which has not been revised; Item 9A – Controls and Procedures, which has been revised to state a conclusive statement that controls were not effective as of December 31, 2021; and Part IV, which has been updated.

2

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

/s/ Armanino LLP
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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were ineffective due to material weaknesses stated in Management’s Report on Internal Control over Financial Reporting set forth below.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation, our management has concluded that our internal controls over financial reporting were ineffective as of December 31, 2021, as the result of the below weaknesses.

AS 2201 and the SEC define the term “material weakness” as “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.” We had the following material weaknesses at December 31, 2021 set forth below:

•	The Company has a lack of proper segregation of duties.
•	The Company’s internal control structure lacks multiple levels of review and oversight.

Remediation of Deficiencies and Material Weaknesses

We are in the process of remediating all material weaknesses present in our internal controls.

·	The Company has a lack of proper segregation of duties.

We are in the process of updating the organizational chart in order to reallocate roles among personnel and emphasize sharing the responsibilities of key business processes by distributing the discrete functions of these processes to multiple people and departments. Specifically, we have delegated the following processes to different personnel; authorization, custody, recordkeeping, and reconciliation. For example, a manager authorizing discount sales is not responsible for maintaining accounts receivable records or handling cash receipts. In addition, we have set access rights at the data and our software based on the job responsibilities and level of the personnel, therefore unauthorized users are not able to change any data on the system or process to bank transactions.

·	The Company’s internal control structure lacks multiple levels of review and oversight.

We are in the process of developing multiple levels of review based on job responsibilities and level of personnel. For example, management reviews whether the bank reconciliations are being prepared on a timely basis by the preparer and whether there are discrepancies between the general ledger and the bank statements. Another example is the review of management accounting information by the CFO and his authorization for material transactions and adjustments. Also, the payroll is prepared by an outsourcing company, which is then reviewed by the Accountant and then the CFO approves the payroll expense and proceeds to payments.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation requirement of Section 404(b) of the Sarbanes-Oxley Act by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

6

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

10.28	Promissory Note dated December 19, 2018 from Cosmos Holdings Inc. to Deepdae Holding Ltd. filed with Form 8-K on December 20, 2018 (23)

10.29	Form of Senior Promissory Note (26)

10.30	Form of Guaranty Agreement (26)

10.31	Assumption Contract for the Design, Development and Production of Dietary Supplements dated March 10, 2017 by and between SkyPharm and Doc Pharma S.A. (27)

10.32	Form of Securities Purchase Agreement by and Among Cosmos Holdings Inc and the Buyer (28)

10.33	Form of Senior Convertible Note (28)

10.34	Debt Exchange Agreement dated May 28, 2019 (29)

10.35	Debt Exchange Agreement dated June 24,2019 (30)

10.36	Form of Forbearance and Amendment Agreement (31)

10.37	Form of Senior Promissory Note dated May 5, 2020 for $2,000,000 (32)

10.38	Form of Senior Promissory Note dated May 8, 2020 for $2,000,000 (32)

10.39	Form of Senior Promissory Note dated May 18, 2020 for $2,000,000 (33)

10.40	Form of Senior Promissory Note dated July 3, 2020 for $5,000,000 (33)

10.41	Agreement dated June 30, 2020 by and among Synthesis Peer-to-Peer Income Fund, Sky Pharm S.A. and Grigorios Siokas (33)

10.42	Second Forbearance and Amended Agreement dated September 23, 2020 by and between Hudson Bay Master Fund Ltd. and the Registrant (34)

10.43	Advisory Agreement dated October 8, 2020 by and between the Registrant and PGS Ventures B.V. (35)

10.44	Advisory Agreement dated October 5, 2020 by and between Greg Siokas and PGS Ventures B.V. (36)

10.45	Advisory Agreement dated October 5, 202 by and between the Registrant and PGS Ventures B.V (36)

10.46	Senior Promissory Note dated August 4, 2020 for $3,000,000 (37)

10.47	Employment Agreement dated January 1, 2019 by and between the Registrant and Georgios Terzis (37)

10.48	Debt Exchange Agreement dated December 21, 2020 by and among the Registrant, Grigorios Siokas and an unaffiliated lender (39)

10.49	Debt Exchange Agreement dated October 29, 2020 by and among the Registrant, Grigorios Siokas and an unaffiliated lender (40)

10.50	Amended and Restated Debt Exchange Agreement dated as of February 5, 2021 (41)

10.51	Consulting Agreement dated as of February 5, 2021 by and between the Registrant and an unaffiliated consultant (42)

10.52	Addendum to Consulting Agreement dated as of February 5, 2021 by and between the Registrant and an unaffiliated consultant (42)

10.53	Debt Exchange Agreement dated May 10, 2021 by and between the Registrant and Grigorios Siokas (43)

10.54	Third Forbearance and Amendment Agreement dated June 18, 2021 by and between Hudson Bay Master Fund Ltd. and the Registrant (44)

10.55	Debt Exchange Agreement dated June 23, 2021 by and between the Registrant and Grigorios Siokas (45)

10.56	Debt Exchange Agreement dated July 13, 2021 by and between the Registrant and Grigorios Siokas (46)

10.57	Convertible Promissory Note dated July 20, 2021 payable to Grigorios Siokas (47)

10.58	Debt Exchange Agreement dated August 4, 2021 by and between a senior institutional lender, the Registrant, SkyPharm S.A. and Grigorios Siokas (48)

10.59	Capital Market Advisory Agreement dated as of July 1, 2021 and Exchange Listing LLC (49)

10.60	Form of Securities Purchase Agreement dated as of September 17, 2021 (50)

10.61	Form of Registration Rights Agreement dated as of September 17, 2021 (50)

10.62	Form of Convertible Promissory Note (50)

10.63	Form of Warrant to Purchase Common Stock (51)

10.64	Form of Securities Purchase Agreement dated February 2022 (51)

10.65	Form of Registration Rights Agreement (51)

14.1	Code of Ethics (19)

16.1	Letter from Malone Bailey LLP dated January 23, 2019 (35)

21*	List of Subsidiaries

31.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.*

*	Previously filed with this Report

**	Filed with this Report

(1)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on October 12, 2021.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on March 1, 2022.

(3)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on November 9, 2015.

(4)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on August 16, 2016.

(5)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on September 16, 2016.

(6)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on October 5, 2016.

(7)	Incorporated by reference to the Current Report on Form 8-K/A filed by the Registrant on March 28, 2017.

(8)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on April 14, 2017.

(9)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on May 18, 2017.

(10)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on November 16, 2017.

(11)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on December 27, 2017.

(12)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on February 21, 2018.

(13)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on March 19, 2018.

(14)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on October 3, 2013.

(15)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on September 5, 2018.

(16)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on May 31, 2018.

(17)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on June 26, 2018.

(18)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on July 19, 2018.

(19)	Incorporated by reference to the filing of the Annual Report on Form 10-K filed by the Registrant on April 17, 2018.

(20)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on September 27, 2018.

(21)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on October 19, 2018.

(22)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on December 13, 2018.

(23)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on December 21, 2018.

(24)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on February 6, 2019.

(25)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on February 19, 2019.

(26)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on April 4, 2019.

(27)	Incorporated by reference to Registration Statement on Form S-1/A (No. 333-222061) filed by the Registrant on January 31, 2018.

(28)	Incorporated by reference to the filing of the Quarterly Report on Form 10-Q filed by the Registrant on May 16, 2019.

(29)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on May 28, 2019.

(30)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on June 25, 2019.

(31)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on March 23, 2020.

(32)	Incorporated by reference to the filing of the Quarterly Report on Form 10-Q filed by the Registrant on May 15, 2020.

(33)	Incorporated by reference to the filing of the Current Report on Form 10-Q filed by the Registrant on August 13, 2020.

(34)	Incorporated by reference to the filing of the Report on Form 8-K filed by the Registrant on September 24, 2020.

(35)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on October 21, 2020.

(36)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on November 13, 2020.

(37)	Incorporated by reference to the filing of the Quarterly Report on Form 10-Q filed by the Registrant on November 16, 2020.

(38)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on November 17, 2020.

(39)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on December 22, 2020.

(40)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on March 11, 2021.

(41)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on April 2, 2021.

(42)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on April 8, 2021.

(43)	Incorporated by reference to the filing of the Quarterly Report on Form 10-Q filed by the Registrant on May 17, 2021.

(44)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on June 21, 2021.

(45)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on June 25, 2021.

(46)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on July 14, 2021.

(47)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on July 27, 2021.

(48)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on August 10, 2021.

(49)	Incorporated by reference to the filing of the Current Report on Form 10-Q filed by the Registrant on August 16, 2021.

(50)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on September 21, 2021.

(51)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on March 1, 2022.

(52)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on October 4, 2018

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cosmos Holdings Inc.

Date: December 15, 2022	By:	/s/ Grigorios Siokas
Grigorios Siokas

In accordance with the Exchange Act, this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Grigorios Siokas	Chief Executive Officer and Director	December 15, 2022
Grigorios Siokas	(Principal Executive Officer)

/s/ Georgios Terzis	Chief Financial Officer	December 15, 2022
Georgios Terzis	(Principal Financial Officer, and Principal Accounting Officer)

/s/ Dr. Anastasios Aslidis	Director	December 15, 2022
Dr. Anastasios Aslidis

/s/ Demetrios G. Demetriades	Secretary and Director	December 15, 2022
Demetrios G. Demetriades

/s/ John J. Hoidas	Director	December 15, 2022
John J. Hoidas

/s/ Dr. Manfred Ziegler	Director	December 15, 2022
Dr. Manfred Ziegler

