Form 10-K
period 2022-12-31
Cosmos Health Inc.
filed 2023-04-12
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to __________

Commission file number: 000-54436

COSMOS HEALTH INC.
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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by its registered public accounting firm that provided or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $6,022,594 as of June 30, 2022.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 10,620,670 as of April 12, 2023.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

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

PART I

Item 1. Business

Company Overview

Cosmos Health Inc. together with its subsidiaries (hereinafter referred to collectively as “us”, “we”, or the “Company”) is an international healthcare group with a proprietary line of nutraceuticals and distributor of branded and generic pharmaceuticals, nutraceuticals, over-the-counter (“OTC”) medications and medical devices through an extensive, established EU and UK distribution network. The Company identifies, acquires, develops and commercializes products that improve patients’ lives and outcomes. We have developed a global distribution platform which is currently expanding throughout Europe, Asia and North America. Currently, the Company has offices and distribution centers through its the parent and its wholly owned subsidiaries: (i) Cosmos Health Inc., the parent company headquartered in Chicago, USA; (ii) SkyPharm S.A., headquartered in Thessaloniki, Greece; (iii) Decahedron Ltd., headquartered in Harlow, United Kingdom; and (iv) Cosmofarm S.A., headquartered in Athens, Greece.

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

The Company operates in the business of full-line pharmaceutical wholesale distribution and serves approximately 1,500 independent retail pharmacies and 40 pharmaceutical wholesalers in Greece region by providing brand-name and generic pharmaceuticals, over-the-counter medicines, vitamins and nutraceuticals. We invest in technology to enhance safety, distribution and warehousing efficiency and reliability. Specifically, the Company operates a fully automated warehouse system with three robotic systems, two ROWA™ types and one A-frame type, that ensure near-zero error selection rate, accelerate order fulfillment, and yield higher cost-efficiency in our distribution center.

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

The Company also conducts its business within the global nutraceuticals market with our own brand which we consider to be highly qualitative and competitive. Nutraceuticals are defined as products that contain at least one dietary ingredient within them and can be consumed orally. Some of the purposes of nutraceuticals are used for immune system defense, energy, stress, bones and joints, The global nutraceutical market has shown rise for demand and growth within the last several years. The global market is driven by the rising popularity of sports-based performance enhancement supplements and the focus on preventive healthcare measures. The COVID-19 pandemic has also driven the global market to a high demand for immunity boosting nutraceutical products.

Corporate Strategy

Our main strategy initiative is focused on continuing our progress in becoming a global pharmaceutical wholesale and import/export company through the development of a lean and efficient operating model, as well as, to expand our portfolio of our own branded nutraceutical products, grow our customer base and achieve our growth stabilization in this new market and gain an adequate size in the global nutraceuticals market. We are committed to serving our customers while continuing to innovate and provide products that make a difference in the lives of individuals. We strive to maximize our shareholders’ value by adapting to market realities and customer needs. Our strategy involves building a multinational network or wholesalers, distributors, and pharmacies and simultaneously continuing to expand the portfolio of products that we distribute to that network.

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

5

•

Health Products & Food Supplements: The wholesale distribution of food supplements offer greater margins than pharmaceutical product distribution. We are always looking to expand the portfolio of products that we distribute to maximize our margins. We offer convenience to our customers by providing them a larger portfolio of products that they can source from a single vendor. In addition to being wholesalers for supplements and related products we are also creating our own brand of products to sell to our current customer base. Our wholesale business gives insight to what products are in demand and we communicate with our customer base to identify which products to develop. Our own brand of products carries significantly higher margins than simply serving as a wholesaler for other brands.

•

Research & Development: We are committed to strategic R&D across each business unit with a particular focus for nutraceutical products with inherently lower risk profiles and clearly defined regulatory pathways. We are constantly evaluating the demand of food supplements in the markets that we currently distribute pharmaceutical products to. This research and analysis determines which food and nutritional supplements we choose to develop as well as their formulations. This approach maximizes the probability of successfully competing with other brands in the marketplace.

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

Products & Services

Products

The current principal activity of the Company is the creation, development and trading of its own proprietary branded nutraceutical product lines “Sky Premium Life®” (“SPL”) and Mediterranation®. The Company’s portfolio currently includes 82 product codes including vitamins, minerals and other herbal extracts used for health prevention and care needs. Our plan for our own branded nutraceuticals is to enlarge our portfolio up to 150 SKUs. We also use our subsidiaries as distribution centers for SPL in order to penetrate UK and EU markets. However, the leading activity of Decahedron is the trading of branded and generic pharmaceutical products and medicines across the UK and European Union member states. We also buy from pharmacies and other wholesale pharmaceutical companies and resell these products to other EU countries or in the UK. We purchase excess inventories at a discount from wholesalers and export pharmaceutical product codes to EU member states capturing contract price differentials in the process. The Company only purchases stock with purchase orders at hand, limiting inventory risk. EU countries have put into force new legal frameworks and mandates that boost the parallel trade market in order to deflate healthcare pricing across the region.

Product Categories

Our product portfolio includes medicines, OTC medicines, nutraceutical products, health care products, medical devices, baby products and others. Total revenues from the product categories of our total consolidated revenues during the year ended December 31, 2022 are as follow;

Product Categories	Percentage of total Revenue
Medicines	74.66%
OTC Medicines	6.59%
Vitamins, Minerals and Dietary Products	9.66%
Heath Care Products	2.54%
Medical Devices	6.14%
Baby Products	0.28%
Others	0.13%
Total	100%

Our proprietary nutraceutical line “Sky Premium Life” which has over 82 SKUs, is classified into two different main Categories, Products per Benefit and Products per Nutrient as follows:

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

At present, besides the above licenses, we do not have any intellectual property or other licenses, including, but not limited to, patents, trademarks, franchises, concessions, and royalty agreements or other proprietary interests.

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

Customers

Through our subsidiaries, we primarily sell pharmaceutical products directly to pharmacies and a limited number of large wholesale drug distributors who, in turn, supply-sell the products to other wholesalers, hospitals, pharmacies, and governmental agencies across the European Union member state. Total revenues from the customers that accounted for 10% or more of our total consolidated revenues during the years ended December 31, 2022 and 2021 are as follows:

	2022	2021
Medihelm SA	9.28%	15.33%

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

Geographic Markets

All of our revenues are generated from operations in the European Union and UK, or otherwise earned outside the U.S. All of our foreign operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls, fluctuations in the relative values of currencies, political and economic instability and restrictive governmental actions. Our geographical market sales distribution of our total consolidated revenues during the years ended December 31, 2022 and 2021 are as follows:

	2022	2021
Greece	98.94%	98.80%
Germany	0.00%	0.02%
UK	0.80%	0.82%
Italy	0.00%	0.03%
Denmark	0.00%	0.10%
Croatia	0.08%	0.03%
Cyprus	0.18%	0.20%
Total	100.00%	100.00%

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

Our competitors include other trading companies, and smaller companies with generic drug and consumer healthcare products. We compete with other companies that manufacture and sell products that treat diseases or indications similar to those treated by our trading pharmaceutical products.

Our competitive position in pharmaceutical sector is affected by several factors including among others, the amount and effectiveness of our and our competitors’ promotional resources, customer acceptance, product quality, our and our competitors’ introduction of new products, ingredients, claims, dosage forms, or other forms of innovation, and pricing, regulatory and legislative matters (such as product labeling, patient access and prescription).

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

Our business is mainly the trading of branded and generic pharmaceutical products and medicines within the EU member states. In order to be able to operate our business, we need to comply with EU regulations, as well as EU member states regulations that govern various operations of our business. The government regulation that applies to our business is the granting to our companies, SkyPharm and Decahedron, of the Authorization for Wholesale Distribution of Medicinal Products for human use. In order for this Authorization to be granted the companies need to always comply with certain Good Distribution Practices (“GDP”) that mainly assure the proper storage, handling, distribution and trade of the pharmaceutical products.

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

Distribution & Trade Agreements

On July 1, 2021, the Company’s subsidiary, SkyPharm SA, entered into an exclusive distribution agreement with a company based in Germany, henceforward referred to as “Distributor A”, whereas SkyPharm appointed Distributor A to be the responsible Partner for the distribution, promotion, trade marketing, logistics and sale of the nutraceuticals manufactured and supplied by SkyPharm (Sky Premium Life®), in the territories of Austria & Germany. Distributor A places purchase orders with SkyPharm at the company’s address and the purchase order is necessary to initiate any shipment.

On July 7, 2021, SkyPharm SA signed a trade agreement with a company specializing in e-commerce mall advice and operation, henceforward referred as “Distributor B”. Based on the agreement, SkyPharm will sell its own branded products Sky Premium Life ® to final consumers through the e-commerce store opened by Distributor B on Tmall International MALL and Distributor B will provide platform operation services to SkyPharm. The services provided by Distributor B will include mall construction, mall operation and network promotion, along with collection, settlement, customer service, logistics and distribution.

On November 25, 2021, SkyPharm SA signed a trade agreement with a wholesaler which operates in the storage, distribution, trading & promotion of pharmaceutical products) henceforward referred as “Distributor C”. Based on the agreement Distributor C is appointed as the exclusive representative for the promotion & distribution of our proprietary nutraceutical products Sky Premium Life®, in Greece.

During July 2021, the Company’s subsidiary, Decahedron Ltd, created a distribution page on Amazon UK, through which it sells, advertises and promotes our own proprietary branded nutraceutical product line “Sky Premium Life®, directly to final consumers.

On September 22, 2022, Cosmos Health Inc. entered into a distribution agreement with a third party in order to become the distributor of Monkeypox Virus Real-Time PCR Detection Kits. Cosmos will have exclusive distribution rights for Greece and Cyprus, with the opportunity to distribute the test kits across Europe on a non-exclusive basis.

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

The Distribution and Equity Acquisition Agreement was to remain in effect indefinitely unless Marathon fails to provide Market Competitive (as defined therein) product pricing and Marathon has not become profitable within five (5) years of the agreement. The transaction closed on May 22, 2018 after the due diligence period, following which the Company received: (a) a 33 1/3% equity interest or 5 million shares in Marathon as partial consideration for the Company’s distribution services; and (b) received cash of CAD $2,000,000, subject to repayment in Common Shares of the Company if it fails to meet certain performance milestones. The Company was entitled to receive an additional CAD $2,750,000 upon the Company’s receipt of gross sales of CAD $6,500,000 and an additional CAD $2,750,000 upon receipt of gross sales of CAD $13,000,000. The Company was also given the right to nominate one director to the Marathon board of directors.

On March 20, 2023, the Company’s Legal counsel provided notice to Marathon Global Inc, that Cosmos terminated the Equity agreement dated on March 19, 2018 pursuant to Section 3.2 and that termination is effective thirty days from the date of the letter.

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

Employees & Human Capital

As of December 31, 2022, we had 102 full-time employees in total, of which 16 engaged in sales department, 4 in procurement department, 2 in marketing department, 21 in warehouse services, 20 in logistics/transportation works, 3 in quality assurance, 8 in finance & accounting department, 4 in management, 3 in cleaning, 5 in administration, 10 in call center, 4 in B2B e-shop and 2 in IT department. Our employees are not members of any unions. We consider our relations with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.

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

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

Attracting and retaining top talent is an integral part to our success. We intentionally build a workforce of people with viewpoints and backgrounds as diverse as the customers we serve around Europe. As a responsibility to our team and in an evolving effort, we provide employees with meaningful careers and development opportunities to grow and succeed. We employed 102 individuals as of December 31, 2022. Our global workforce is comprised of the following ethnicities: 99.0 percent Caucasian and 1.0 percent Asian. Of those employees, 38.0 percent are female.

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

Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330 or 1-202-551-8090. You can also access our filings through the SEC’s internet address site: www.sec.gov, under our Nasdaq ticker COSM.

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

Changes in consumers behavior

Consumer behavior in recent years shows an increasing trend in the Health-Medicines sector, especially during the period of health crisis. It is observed that shopping habits and consumer behavior in general have changed in the midst of the coronavirus pandemic. The coronavirus pandemic and the responses thereto around the world could adversely impact our business and operating results. Consumers have turned to basic necessities and digital channels and e-commerce while physical networks are underperforming.

Management of further developments

In recent years, the Company has been increasing its turnover, while expanding its range of products and its own branded nutraceutical products, has acquired the latest technology drug storage systems to ensure quality and accuracy (zero error rates) in their distribution. The further increase of the Company’s operations may lead, among other things, to increased capital needs, new investments in equipment and information systems, and requirements for capacity building. Failure to raise new capital will have a significant impact on the non-implementation of the required investments necessary to increase sales. Under these conditions, the growth of the Company’s activity, its financial results and its financial situation will be negatively affected.

Currency exchange rate fluctuations could adversely affect our results of operation and financial condition

In 2022, we recognized 100% percent of our net sales in markets outside the United States, the majority of which were recognized in each market’s respective local currency. We purchase inventory from companies in foreign markets, some of them in U.S. dollars. In preparing our financial statements, we translate net sales and expenses in foreign countries from their local currencies into U.S. dollars using average annual exchange rates. Because our sales are in foreign countries, exchange rate fluctuations may have a significant effect on net sales and earnings. Our reported earnings have been significantly affected by fluctuations in currency exchange rates, with net sales and earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar.

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

Climate change and related legislation or regulations may adversely impact our business, including potential financial, operational and physical impacts.

The nature of our business has not required any material capital expenditures to comply with federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment. No material capital expenditures to meet such provisions are anticipated. Such regulatory provisions did not have a material effect upon our results of operations or competitive position during the year ended December 31, 2022.

Cybersecurity risks and the failure to maintain the integrity of data could expose us to data loss, litigation and liability, which could adversely affect our results of operations and financial condition.

We collect and retain large volumes of data from employees and independent consultants, including credit card numbers and other personally identifiable information, for business purposes, including transactional and promotional purposes. Our various information technology systems enter, process, summarize and report such data. The integrity and protection of this data are critical to our business. We are subject to significant security and privacy regulations, as well as requirements imposed by the credit card industry. Similarly, a failure to adhere to the payment card industry’s data security standards could cause us to incur penalties from payment card associations, termination of our ability to accept credit or debit card payments, litigation and adverse publicity, any of which could have a material adverse effect on our business and financial condition. Maintaining compliance with these evolving regulations and requirements could be difficult and may increase costs. In addition, a penetrated or compromised data system or the intentional, inadvertent, or negligent release or disclosure of data could result in theft, loss or fraudulent or unlawful use of company, employee, consultant or guest data which could adversely affect our reputation, disrupt our operations, or result in remedial and other costs, fines or lawsuits, which could have a material adverse effect on our results of operations and financial condition. Although we take measures to protect the security, integrity and confidentiality of our data systems, we experience cyber-attacks of varying degrees and types on a regular basis. Our infrastructure may be vulnerable to these attacks, and in some cases, it could take time to discover them. Breaches of our data systems, or those of our vendors, whether from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware or malware, employee or insider error, malfeasance, social engineering, vendor software supply chain compromises, physical breaches or other actions, could result in material interruptions or malfunctions in our or such vendors’ websites, applications, data processing, or disruption of other business operations. For various reasons or circumstances, our employees may work remotely from time to time. For example, many of our employees have worked remotely in response to the spread of the COVID-19 pandemic. During such times, remote access heightens the risk of a cyber-attack. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information to gain access to our data or our users’ or customers’ data. Any such breach or unauthorized access could result in the unauthorized disclosure, misuse or loss of sensitive information and lead to significant legal and financial exposure, regulatory inquiries or investigations, loss of confidence by our sales force, disruption of our operations and damage to our reputation. These risks are heightened as we work with third-party partners and as our sales force uses social media, as the partners and social media platforms could be vulnerable to the same types of breaches.

We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. A cyber-attack could also lead to litigation, fines, other remedial action, heightened regulatory scrutiny and diminished customer confidence. In addition, our remediation efforts may not be successful, and we may not have adequate insurance to cover these losses. The unavailability of the information systems or the failure of these systems to perform as anticipated for any reason could disrupt our business and could have a material adverse effect on our business, results of operations, cash flows and financial condition. Moreover, cyber-attacks against the Ukrainian government and other countries in the region have been reported in connection with the recent conflicts between Russia and Ukraine. To the extent such attacks have collateral effects on global critical infrastructure or financial institutions or us, such developments could adversely affect our business, operating results and financial condition. At this time, it is difficult to assess the likelihood of such threat and any potential impact at this time.

Inflation and rising interest rates

In 2022, EU annual inflation reached the highest level ever measured at 9.2%. Compared with 2021, when the annual value was 2.9%, it more than tripled. The annual average change in the harmonized index of consumer prices (HICP) in the EU during the period 2013-2022 was 2.1%. Annual inflation also increased in these three economies: the United States hit 8.7% (just below the EU), Japan’s inflation reached 2.5%, while China was the lowest of the four with 2.0%. The high inflation has adversely affected our business due to the higher costs of purchasing raw materials, the higher transportation costs and the significantly increased operating costs. Moreover, the significant rise in the interest rates during 2022 may also adversely affect our business since most of our loan facilities carry floating interest rates and this may cause increased financing outflows.

Inflation Reduction Act of 2022

The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company rents four corporate offices:

•

U.S. Office corporate office is located at 141 W. Jackson Blvd, Suite 4236, Chicago, Illinois 60604. The first rent lease commenced in 2015 and has been amended several times throughout the years. The last amendment to that lease was on May 27th, 2022 through May 31, 2023. The monthly rate is currently $817.50 per month.

•

The Greece office of SkyPharm is located at 5, Agiou Georgiou Street, 57001, Pylaia, Thessaloniki, Greece. The Company has renewed the lease for a three-year period which commenced on September 1, 2020 at the rate of €8,506 ($8,960) per month.

•

The offices of Decahedron are located at Unit 14 Spice Green Centre, Flex Meadow, Harlow, CM19 5TR, Essex, U.K. The commencement of the lease was on September 25, 2020 at the rate of ₤3,500 ($4,817) per month.

•

The offices of Cosmofarm are located at Gonata Stylianou 15, Peristeri, Attiki, Greece 12133. The Company has a ten-year lease which commenced on July 18, 2018, at the rate of €4,000 ($4,214) per month. The Company rents additional square footage at Gonata Stylianou 22 street. The Company has a seven-year lease which commenced on October 1, 2022, at a rate of €400 ($421) per month.

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

Holders of Our Common Stock

As of December 31, 2022, we had 10,605,412 shares of our common stock issued and 10,589,915 shares outstanding, held by approximately 482 stockholders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of various broker-dealers and registered clearing agencies.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors that our board of directors may deem relevant. Our accumulated deficit currently limits our ability to pay dividends.

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

Securities Authorized for Issuance under Equity Compensation Plans

Omnibus Equity Incentive Plan

On September 19, 2022 the Company held a Board of Directors meeting, whereas, the Board of Directors had elected to adopt an Omnibus Equity Incentive Plan (the “Plan”), that includes reserving 200,000 shares of common stock eligible for issuance under the Plan to be registered on a Form S-8 Registration Statement with the SEC. The Plan is designed to enable the flexibility to grant equity awards to the Company’s officers, employees, non-employee directors and consultants and to ensure that it can continue to grant equity awards to eligible recipients at levels determined to be appropriate by the Board and/or the Compensation Committee. According to the Proxy Statement filed with the SEC on October 20, 2022 the Plan was subject to final approval by the Company’s stockholders at the Annual Meeting of Stockholders held on December 2, 2022 when the Plan was approved.

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

Presentation of Information

As used in this prospectus, the terms “we,” “us” “our” and the “Company” mean Cosmos Health Inc. unless the context requires otherwise. The following discussion and analysis should be read in conjunction with our audited (and unaudited) financial statements and the related notes that appear elsewhere in this prospectus. All dollar amounts in this registration statement refer to U.S. dollars unless otherwise indicated.

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

We continue to rapidly expand our distribution network worldwide and open new markets for our proprietary line of branded pharmaceuticals, nutraceuticals, and nutraceuticals through our distribution channels and e-commerce market place. We use our extensive network with direct access to Europe’s primary sales channels for pharmaceuticals and nutraceuticals, which includes over 160 pharmaceutical wholesale distributors in Europe’s largest markets, over 40,000 pharmacies in Europe and 1,500 pharmacies in Greece. We achieve stable supply of pharmaceuticals from Doc Pharma, a related party, which enhances our ability to scale our expansion. We receive full priority in the production of nutraceuticals and volumes. Our full production in Greece ensures a decisive production-cost advantage whilst we secure additional discounts by leveraging our purchasing scale.

Our focus on investing in technology enhances yield cost savings and economies of scale the safety, distribution and warehousing efficiency and reliability, as a result of 0% error selection rate and acceleration order fulfillment.

Revenue sources

The Company operates in the wholesale distribution of branded pharmaceutical products, OTC products, medical devices, vitamins and a variety of nutraceuticals, including its proprietary label.

Import/Export of Branded pharmaceuticals

We conduct wholesale import and export of branded pharmaceutical products throughout Europe by our subsidiaries. We source licensed pharmaceuticals from wholesalers at a lower cost, primarily in Greece and the UK and sell to other European wholesalers. Our capital efficient business model is based on infrastructure, efficiency and scale.

Full-line Wholesale

We conduct direct distribution and sales of pharmaceuticals, medical devices, branded pharmaceuticals and OTC products. Our distribution network exceeds over 1,500 pharmacies in Greece. We have created an upgraded and high-end distribution center in Greece due to our Robotic systems and integrated automations (“ROWA” robotics).

Nutraceutical

We have created and developed our own proprietary branded nutraceutical products, named “Sky Premium Life®” which was launched in 2018 and “Mediterranation®” which was launched in 2022. Utilizing unique formulations, and specialized extraction processes which follow strict pharmaceutical standards, our proprietary lines of nutraceuticals aim for excellence. We have a full portfolio of fast moving and specialty formulas with at more than 80 product codes including vitamins, minerals and other herbal extracts. We expect to reach 150 product codes by the end of 2023. Our nutraceutical products are manufactured exclusively by Doc Pharma, a related party of the Company. Our nutraceutical products have penetrated several markets within 2021 & 2022 through digital channels such as Amazon and Tmall.

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

Risks

Supply chain disruption is a growing concern for the European pharmaceutical industry as it increasingly looks to cut costs by relying on ‘emerging markets’, where standards can be lower in terms of compliance, ethics and health and safety. Our business depends on the timely supply of materials, services and related products to meet the demands of our customers, which depends in part on the timely delivery of materials and services from suppliers and contract manufacturers. Significant or sudden increases in demand for our products, as well as worldwide demand for the raw materials and services we require to manufacture and sell our products, may result in a shortage of such materials or may cause shipment delays due to transportation interruptions or capacity constraints. Such shortages or delays could adversely impact our suppliers’ ability to meet our demand requirements. Difficulties in obtaining sufficient and timely supply of materials or services can have an adverse impact on our manufacturing operations and our ability to meet customer demand.

We may also experience significant interruptions of our manufacturing operations, delays in our ability to deliver products, increased costs or customer order cancellations as a result of:

• the failure or inability to accurately forecast demand and obtain sufficient quantities of quality raw materials on a cost-effective basis;

• volatility in the availability and cost of materials or services, including rising prices due to inflation;

• difficulties or delays in obtaining required import or export approvals;

• shipment delays due to transportation interruptions or capacity constraints, such as reduced availability of air or ground transport or port closures;

• information technology or infrastructure failures, including those of a third-party supplier or service provider; and

• natural disasters or other events beyond our control (such as earthquakes, utility interruptions, tsunamis, hurricanes, typhoons, floods, storms or extreme weather conditions, fires, regional economic downturns, regional or global health epidemics, including the ongoing COVID-19 pandemic, geopolitical turmoil, increased trade restrictions between the U.S. and China and other countries, social unrest, political instability, terrorism, or acts of war) in locations where we or our customers or suppliers have manufacturing or other operations.

Hikes in the price of medicine and their impact on the sustainability of the healthcare systems are garnering more and more attention. European regulators are willing to play their part in safeguarding continued access to safe and effective medicines. Regulators can speed up the approval of branded pharmaceuticals and biosimilars to boost competition and drive down prices.

Cuts in healthcare spending have been frequently occurring since the financial crises of the late of 2000’s. Europe’s slow recovery has been uneven, with austerity and economic uncertainty, especially in the EU’s poorer member states, such as Greece.

 Results of Operations

Year ended December 31, 2022 versus December 31, 2021

For the year ended December 31, 2022, the Company had a net loss of $13,830,371 on revenue of $50,347,652, versus a net loss of $7,961,649 on revenue of $56,239,667, for the year ended December 31, 2021.

Revenue

Revenue during the Company’s twelve-month period ended December 31, 2022, decreased by 10.48% as compared to revenues in the period ended December 31, 2021.

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

Cost of Goods Sold

For the year ended December 31, 2022, we had direct costs of goods sold of $44,390,695 associated to cost of goods sold versus $47,909,180 from the prior fiscal year ended December 31, 2021. Cost of goods sold year over year decreased by 7.34% in 2022 as compared to 2021, in accordance with the decrease in revenue.

Gross Profit

Gross profit for the year ended December 31, 2022 was $5,956,957 compared with the $8,330,487 for the year ended December 31, 2021. Gross profit decreased by $2,373,530 or 28.49% from the prior fiscal year. The decrease in the gross profit was primarily due to the slight decrease in sales of our own brand of nutraceuticals, SkyPremium Life, during the last quarter of 2022, in order for the Company to achieve a decrease in the outstanding receivables.

Operating Expenses

For the year ended December 31, 2022, we had general and administrative costs of $10,183,025, salaries and wages expenses of $2,429,021 sales and marketing expenses of $630,057 and depreciation and amortization expense of $188,890 for a net operating loss of $7,474,036 For the year ended December 31, 2021, we had general and administrative costs of $9,208,701, salaries and wages of $2,472,953, sales and marketing expenses of $732,545 and depreciation and amortization expense of $449,692 for a net operating loss of $4,533,404.

Interest Expenses

For the year ended December 31, 2022, we had interest expense of $2,109,061 and non-cash interest expenses of $1,619,838 related to the amortization of debt discounts arising from debt modification and extinguishment events, versus the year ending December 31, 2021, where we had interest expense of $2,823,842 and non-cash interest expenses of $757,021 related to the amortization of debt discounts arising from debt modification and extinguishment events.

Unrealized Foreign Currency Losses & Deemed Dividends

Additionally, we had an unrealized foreign currency translation loss of $981,014 for the year ended December 31, 2022, deemed dividends on the issuance and down round of warrants, on warrants exchanges and on preferred stock of $50,114,914 such that our net comprehensive loss for the period was $64,926,299 versus unrealized foreign currency loss of $1,006,517 and deemed dividend in the amount of $7,633,033 which concerned the anti-dilution adjustment of the Company’s outstanding warrants, such that our net comprehensive loss for the period was $16,601,199 for the year ended December 31, 2021. The significant increase relates to the additional deemed dividend amounts that arose from the Company’s multiple offerings and warrants issuances within 2022.

Going Concern

The Company’s consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had net loss of $13,830,371, and net cash used in operations of $14,870,639 during the year ended December 31, 2022, and positive working capital of $34,296,033 and an accumulated deficit of $66,232,813 as of December 31, 2022. During the fiscal year, the Company has undergone a strategic review process to help find a definitive solution to the Company’s accumulated deficit constraints. Options under consideration in the strategic review process include, but are not limited to, securing new debt, exchange debt for equity, restructuring current debt facilities from short term into long-term making the proper actions for new fund raising. The Company has adequate cash from operations in order to cover its operating costs and to continue as a going concern for the next 12 months.

The Company’s revenues are not able to sustain its operations, and concerns exist regarding the Company’s ability to meet its obligations as they become due. The Company is subject to a number of risks to those of smaller commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the need to obtain additional capital, competition from larger companies, and other pharmaceutical and health care companies.

Management evaluated the above conditions which raise substantial doubt about the Company’s ability to continue as a going concern to determine if it can meet its obligations for the subsequent twelve months from the date of this filing. Management considered its ability to access future capital, curtail expenses if needed, expand product lines, and acquire new products. Based on the management’s evaluations, it has devised a plan in order to meet its obligations for the next twelve months.

Management’s plans include expansion of brand name products to the market, expanding the current product portfolio, and evaluating acquisition targets to expand distribution. Furthermore, the Company intends to vertically integrate the supply chain distribution network. Finally, the Company plans to access the capital markets further in order to raise additional funds through equity offerings.

Additionally, as of December 31, 2022, the Company's cash reserves amounted to $20.7 million compared to $286 thousand as of December 31, 2021. During the year ended December 31, 2022, the Company raised $46.0 million from equity financings, fortifying its capital position. In addition, the Company received $10.5 million during the year from the exercise of warrants. The Company used cash proceeds to reduce its debt by approximately $15.1 million from $26 million as of December 31, 2021 to $10.9 million as of December 31, 2022.

It is management’s conclusion that these plans above, collectively, alleviate the conditions that raised substantial doubt about the Company’s ability to continue as a going concern. Therefore, it is determined that no substantial doubt exists about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing.

Liquidity and Capital Resources

As of December 31, 2022, the Company had working capital of $34,296,033 versus a working capital of $9,904,925 as of December 31, 2021. This increase in the working capital surplus is primarily attributed to the Company’s cash provided by financing activities during the year ending as of December 31, 2022.

As of December 31, 2022, the Company had net cash of $20,749,683 versus $286,487 as of December 31, 2021. For the year ended December 31, 2022, net cash used in operating activities was $14,870,639 versus $7,097,174 net cash used in operating activities for the year ended December 31, 2021. The Company has devoted substantially all of its cash resources to apply its investment program to expand through organic business growth and, where appropriate, the execution on selective company and license acquisitions, and incurred significant general and administrative expenses to enable it to finance and grow its business and operations.

During the year ended December 31, 2022, there was $21,497 net cash used in investing activities versus $826,817 used in during the year ended December 31, 2021. In the year ended December 31, 2021 this was due to the purchase of fixed assets and licenses.

During the year ended December 31, 2022, there was $35,048,288 of net cash and cash equivalents provided by financing activities versus $7,267,777 provided by financing activities during the year ended December 31, 2021. The significant increase is attributable to a preferred-stock offering that took place within February 2022 and the two common stock offerings that occurred within October and December 2022 for total net proceeds of approximately $40 million. Additionally, the substantial proceeds of approximately $11 million from the warrant exercises also contributed to this increase. The Company also repaid approximately $15.1 million of debt using the proceeds from the aforementioned offerings.

We believe that our current cash in our bank account and working capital as of December 31, 2022, will satisfy our estimated operating cash requirements and our plans for potential acquisitions for the next twelve months.

We anticipate using cash on hand as of December 31, 2022, cash generated from operations of the Company, and cash flows from debt and equity financing to the extent that funds are available to do so in order to conduct our business operations over the upcoming year.

Debt Obligations

June 9, 2022 Debt Agreement

On June 9, 2022 the Company entered into an agreement with a third-party lender in the principal amount of €320,000 ($335,008). The note matures on June 16, 2027 and bears an annual interest of 3.89% plus levy of 0.60% plus the 3-month Euribor (when positive). Pursuant to the agreement, there is a twelve-month grace period for principal repayment during which interest is accrued. The principal is to be repaid in 17 equal quarterly installments of €18,824 commencing on June 30, 2023. As of December 31, 2022 the Company has accrued interest of $8,379 and an outstanding balance of €320,000 ($342,336), of which $281,924 is classified as Notes payable – long term portion on the accompanying consolidated balance sheet.

September 17, 2021 Convertible Promissory Note

On September 17, 2021 (the “Issue Date”), the Company entered into a convertible promissory note and securities purchase agreement with an unaffiliated third party for a purchase price of $525,000 in principal amount for cash proceeds of $500,000. The note was issued with an original issue discount (“OID”) of $25,000, bears an interest rate of 10%. The outstanding balance as of December 31, 2022 was $0.

July 30, 2021 Debt Agreement

On July 30, 2021, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($578,850). The note matures on August 5, 2026 and bears an annual interest rate that applies to 60% of the principal of the note that is based on a 365-day year, of 3.50% plus 3-month Euribor when Euribor is positive. During the year ended December 31, 2022, the Company repaid €77,985 ($83,428) of the principal. As of December 31, 2022, the Company has accrued interest of $2,728 and a principal balance of €422,015 ($451,472), of which $336,788 is classified as Notes payable – long term portion on the consolidated balance sheet.

January 7, 2021 Convertible Promissory Note

On January 7, 2021 (the “Issue Date”), the Company entered into a subscription agreement with an unaffiliated third party, whereby the Company issued for a purchase price of $100,000 in principal amount, a convertible promissory note. The note bears an interest rate of 8% per annum. The outstanding balance as of December 31, 2022, was $100,000. On February 7, 2023, the Company fully repaid the outstanding balance and interest of the January 7, 2021, $100,000 Convertible Promissory Note.

December 21, 2020 Convertible Promissory Note

On December 21, 2020 the Company entered into a convertible promissory note with a third-party lender. The Company issued the $540,000 Note in exchange for $500,000 in cash and included a $40,000 Original Issue Discount (“OID”) and paid $3,000 in financing costs. The principal amount together with interest at the rate of 8% per annum, compounded annually , is due at maturity, December 31, 2021.  The Company has converted a total of $540,000 of the Note to shares of common stock and the outstanding balance as of December 31, 2022 was $0.

November 19, 2020 Debt Agreement

On November 19, 2020, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($611,500). The note matures on November 18, 2025 and bears an annual interest rate, based on a 360-day year, of 3.9% plus 6-month Euribor when Euribor is positive. During the year ended December 31, 2022, the Company repaid €111,111 ($118,867) of the principal and as of December 31, 2022, the Company has accrued interest of $8,069 related to this note and a principal balance of €333,333 ($356,600), of which $237,733 is classified as Notes payable – long term portion on the consolidated balance sheet.

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

The outstanding balance of the Note as of December 31, 2022 was $0, since the Note was fully repaid within December 2022.

July 3, 2020 Senior Promissory Note

On July 3, 2020, the Company executed a Senior Promissory Note (the “July 3 Note”) in the principal amount of $5,000,000 payable to an unaffiliated third-party lender. The July 3 Note bears interest at the rate of eighteen (18%) percent per annum, paid quarterly in arrears. The July 3 Note matures on June 30, 2022 unless in default. On February 23, 2022, the Company entered into an allonge with the lender extending the maturity date to June 30, 2023. The outstanding balance of the Note as of December 31, 2022, was $0 since the Note was fully repaid within December 2022.

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

On August 4, 2021, the Company entered into an exchange agreement with the creditor whereby the Company agreed to the following:

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

As of December 31, 2022, the Company has accrued interest expense of $0 and the principal balance of the debt is $0.

May 18, 2020 Senior Promissory Note

On May 18, 2020, the Company executed a Senior Promissory Note (the “May 18 Note”) in the principal amount of $2,000,000 payable to an unaffiliated third-party lender. The May 18 Note bears interest at the rate of eighteen (18%) percent per annum, paid quarterly in arrears. The May 18 Note matured on December 31, 2020. On February 23, 2022, the Company entered into an allonge with the lender extending the maturity date to June 30, 2023. The outstanding balance of the Note as of December 31, 2022 was $0, since the Note was fully repaid within December 2022.

Trade Facility Agreements

On May 12, 2017, SkyPharm entered into a Trade Finance Facility Agreement (the “SkyPharm Facility”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”) as amended on November 16, 2017, and May 16, 2018.

On October 17, 2018, the Company entered into a further amended agreement with Synthesis whereby the current balance on the SSCTF as of October 1, 2018, which was €4,866,910 ($5,629,555) and related accrued interest of €453,094 ($524,094) would be split into two principal balances of Euro €2,000,000 and USD $4,000,000. Interest on the new balances commenced on October 1, 2018, at 6% per annum plus one-month Euribor, when it is positive, on the Euro balance and 6% per annum plus one-month Libor on the USD balance. The original loan of the USD $4,000,000 matured on August 31, 2021.

On March 3, 2022, the Company signed an extension to the facility agreement relating to the USD $4,000,000. Based on the updated repayment terms the facility’s final repayment date was extended to January 2023.

On December 21, 2022, Synthesis signed an assignment agreement with GIB Fund Solutions ICAV, where the full benefits & obligations related to the $4,000,000 Note were assigned to GIB.

On January 31, 2023, a settlement agreement was signed between Cosmos Health, SkyPharm SA and GIB Fund Solutions ICAV, where GIB after confirming the capital repayment of $2,500,000 received during December 2022, agreed to receive an additional payment of $1,100,000 during January 2023 and waive the remaining outstanding balance of the $4,000,000 Note in full. The above payment was made by Cosmos Health on behalf of SkyPharm SA during January 2023 and thus the Note was fully settled.

On December 22, 2022, Skypharm SA signed an agreement for the extension of the payments and an increase in interest rate due under the Varengold loan (€2,000,000 portion of the Trade Facility), that was extended to be repaid with a balloon payment now due on October 31, 2025. This extension was agreed upon in writing on December 22, 2022 with a retroactive modification date to October 31, 2022 (the original maturity date) between SkyPharm SA, (the “Borrower”) and Varengold Bank AG (the “Lender”)

During December 2022, the Company repaid $2,593,363 of the $4,000,000 Note and $187,215 of the €2,000,000 Note balance such that as of December 31, 2022, the Company had principal balances of €1,775,000 ($1,898,895) and $1,406,637 under the agreements, of which $1,604,700 is classified as Notes payable-long term on the consolidated balance sheet and the Company had accrued $20,604 and $169 respectively, in interest expense related to these agreements.

COVID-19 Government Loans

On May 12, 2020, the Company’s subsidiary, SkyPharm, was granted and on May 22, 2020 the Company received a €300,000 ($366,900) loan from the Greek government. During the year ended December 31, 2021, the Company received a waiver of 50% forgiveness of the loan and recorded $177,450 as other income. During the year ended December 31, 2022, the Company repaid €9,375 ($10,029) of the principal of this loan.  As of December 31, 2022, the principal balance was $150,441.

On June 24, 2020, the Company received a loan £50,000 ($68,310) from the United Kingdom government. The loan has a six-year maturity and bears interest at a rate of 2.5% per annum beginning 12-months after the initial disbursement. The Company may prepay this loan without penalty at any time. The Company repaid £722.97 ($773) of principal during the year ended December 31, 2022, and the balance as of December 31, 2022 was £47,144 ($56,936).

Related Party Indebtedness

Grigorios Siokas

From time to time, Grigorios Siokas loans the Company funds in the form of non-interest bearing, no-term loans.

During the twelve-month period ended December 31, 2022 the Company borrowed additional proceeds of $2,933,165 and €656,750 ($702,591) and repaid $3,045,000 and €1,688,800 ($1,806,678) of these loans, respectively. As of December 31, 2022, the Company had a total outstanding balance under these loans of $12,821.

December 20, 2018 Note

On December 20, 2018, the €1,500,000 ($1,718,400) note payable, originally borrowed by SkyPharm pursuant to a Loan Agreement with a third-party lender, dated March 16, 2018, was transferred to Grigorios Siokas. The note bears an interest rate of 4.7% per annum and had a maturity date of March 18, 2019. As of December 31, 2022, the Company fully repaid the Note and thus had an outstanding balance of €0 ($0) and accrued interest of €192,891 ($206,355).

Grigorios Siokas is the Company’s CEO and principal shareholder and is hence considered a related party to the Company.

Dimitrios Goulielmos

On November 21, 2014, SkyPharm entered into a Loan Agreement with Dimitrios Goulielmos, former Chief Executive Officer of the Company, pursuant to which the Company borrowed €330,000 ($401,115) from Mr. Goulielmos. The Loan bore an interest rate of 2% per annum and was due and payable in full on May 11, 2015. As of December 31, 2022, the Company had an outstanding principal balance of €10,200 ($10,912) and €0 ($0) accrued interest.

Plan of Operation in the Next Twelve Months

Specifically, our plan of operations for the next 12 months is as follows:

We assess the foreseeable development of the Company as being positive. Over the medium term we expect to further expand our market share. However, during the course of further organizational optimization there may be associated extraordinary additional costs.

Our plan for our own branded nutraceuticals is to enlarge our portfolio up to 150 SKUs by the end of 2023, including more basic line formulas to cover more customer needs of any age, advanced formulations, formulas based on herbs and further clinical studies with R&D for further products. Our plan for geographic expansion in distributing and market penetration in the EU, Asia, USA and Canada is based on exclusive distributors, wholesalers, e-commerce, development of franchising model, alliances and acquisitions of nutraceutical companies.

In addition, our plan for branded pharmaceuticals is geographic expansion across the world, especially in the EU and UK, as well as in other countries with fast registration and developed markets with liberalized OTC policies for online pharmacies and supermarkets. We also intend to enhance our exclusive distribution rights with a growing basis of cooperating partners whilst purchasing generic, biosimilar drugs and OTC licenses. We also intend to enhance our product expectance by registered copyrights and trademarks in all OTC drugs. In addition, we remain committed to strategic research and development across each business unit with a particular focus on assets with inherently lower risk profiles and clearly defined governmental regulatory pathways.

Our plan for our full line wholesale is to expand in the Greek territory, enlarge our customer portfolio and integrate of established sales network of pharmacies through the use of B2B and B2C e-commerce platforms and exclusive distributors. We are also aiming in increasing the exports of branded pharmaceuticals as we focus on higher profit margins categories (OTC and VMS), deliver 3PL (third-party logistics) services to pharma companies, put in force loyalty programs, provide added value services to pharmacies and emergency deliveries to VIP customers. The Company will evaluate and, where appropriate, execute on opportunities to expand its network of pharmacies and products in areas that it believes will offer above average growth characteristics and attractive margins.

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

The pharmaceutical sector offers a large growth potential within the European pharmaceutical market if service, price and quality are strictly directed towards the customer requirements. The Company will continue to encounter competition in the market by product, service, reliability, and a high level of quality. On the procurement side, the Company can access a wide range of supply possibilities. To minimize business risks, the Company diversifies its sources of supply all over Europe. It secures its high-quality demands through careful supplier qualification and selection, as well as active suppliers’ system management.

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

Off Balance Sheet Arrangements

As of December 31, 2022, there were no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management’s Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

The Company has net operating loss carry-forwards in our parent, Cosmos Health Inc., which are applicable to future taxable income in the United States (if any). Additionally, the Company has income tax liabilities in the United Kingdom of England. The income tax assets and liabilities are not able to be netted. We therefore reserve the income tax assets applicable to the United States, but recognize the income tax liabilities in Greece and the United Kingdom of England. Losses may also be subject to limitation under certain rules regarding change of ownership.

Accounts Receivable and Allowance for Doubtful Accounts

The Company follows ASC 310 to estimate the allowance for doubtful accounts. Pursuant to FASB ASC paragraph 310-10-35-9, losses from uncollectible receivables shall be accrued when both of the following conditions are met: (a) Information available before the financial statements are issued or are available to be issued (as discussed in Section 855-10-25) indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) The amount of the loss can be reasonably estimated. Those conditions may be considered in relation to individual receivables or in relation to groups of similar types of receivables. If the conditions are met, accrual shall be made even though the particular receivables that are uncollectible may not be identifiable. The Company reviews individually each trade receivable for collectability and performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay. Bad debt expense is included in general and administrative expenses, if any.

Inventory Reserves

Our merchandise inventories are made up of finished goods and are valued at the lower of cost or market using the weighted-average cost method. Average cost includes the direct purchase price, net of vendor allowances and cash discounts, of merchandise inventory. We record valuation reserves on an annual basis for merchandise damage and defective returns, merchandise items with slow-moving or obsolescence exposure and merchandise that has a carrying value that exceeds market value. These reserves are estimates of a reduction in value to reflect inventory valuation at the lower of cost or market. The reserve for merchandise returns is based upon the determination of the historical net realizable value of products sold from our returned goods inventory or returned to vendors for credit. Our reserve for merchandise returns includes amounts for returned product on-hand as well as for new merchandise on-hand that we estimate will ultimately become returned goods inventory after being sold based on historical return rates.

Recently Issued Accounting Pronouncements

In December 2022, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2022-06, Deferral of the Sunset Date of Reference Rate Reform (Topic 848). Topic 848 provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met, for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The ASU deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The ASU is effective as of December 21, 2022 through December 31, 2024. We continue to evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis. We adopted ASU 2022-06 during 2022. The ASU has not and is currently not expected to have a material impact on the Companies consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which was adopted on January 1, 2020. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements. ASU 2022-02 also enhances the disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the ASU amends the guidance on vintage disclosures to require entities to disclose current period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU would be applied prospectively. Early adoption is also permitted, including adoption in an interim period. This ASU is currently not expected to have a material impact on the Company’s consolidated financial statements.

October 2021, the FASB issued accounting standards update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. This guidance creates an exception to the general recognition and measurement principles of ASC 805, Business Combinations. This guidance should be applied prospectively and is effective for all public business entities for fiscal years beginning after December 15, 2022 and include interim periods. The guidance is effective for all other entities for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects of the adoption of ASU No. 2021-08 on its consolidated financial statements.

 In May 2021, the FASB issued ASU 2021-04—Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU are effective for public and nonpublic entities for fiscal years beginning after December 15, 2021, and interim periods with fiscal years beginning after December 15, 2021. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU 2021-04 on January 1, 2022. The adoption did not have a material impact on its consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Cosmos Health Inc. (f/k/a Cosmos Holdings, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cosmos Health Inc. and its subsidiaries (collectively the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and mezzanine equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Inventory Valuation — Refer to Note 2 to the Financial Statements

Critical Audit Matter Description

The Company computes inventory using the weighted-average FIFO method. Inventory consists primarily of finished goods and packaging materials, i.e., packaged pharmaceutical products and the wrappers and containers they are sold in. The Company assesses inventory at each reporting date in order to assert that it is valued at the lower-of-cost or net realizable value. Most of the Company's inventory provisions are based on the Company's inventory levels and forecasted demand as well as physical condition, expiration date and current market conditions. Most of the Company's inventory items are eligible for return to suppliers when pre-agreed product requirements, including, but not limited to, physical condition and expiration date, are not met.

Significant judgment is exercised by the Company to determine inventory carrying value adjustments, specifically the provisions for excess or obsolete inventories, which includes the following:

•

Developing assumptions such as forecasts of future sales quantities and the selling prices, which are sensitive to the competitiveness of product offerings, customer requirements, and product life cycles.

Given these factors and assumptions are forward-looking and could be affected by future economic and market conditions, the related audit effort to evaluate management's inventory valuation adjustments was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's inventory valuation methodology included the following:

o

Through an inventory observation conducted on December 31, 2022, we observed areas of the warehouse for any expired or damaged inventory and ensured such items were excluded from the Company’s inventory balances at year-end.

o

Assessed the reasonableness of the carrying value of inventory on the Company’s schedules through purchase price testing by obtaining recent sales invoices, purchase orders and payment support to determine if each selected item is carried at the lower-of-cost or net realizable value.

o

Assessed the Company’s inventory valuation allowance computation for reasonableness through recalculations of the value of inventory considered to be slow-moving or obsolete through a combination of ratio analysis and assessments of returns of inventory by customers made during the year.

o

Test the accuracy of product information noted in the Company’s inventory recordkeeping system, including product expiration dates, to ensure that the recalculation of the inventory reserve using product expiration dates on a system-generated output is accurate.

We have served as the Company's auditor since 2019.

/s/ Armanino LLP
ArmaninoLLP
San Francisco, California

April 12, 2023

(PCAOB ID 00032)

COSMOS HEALTH INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,749,683	$286,487
Accounts receivable, net	22,761,990	26,491,845
Accounts receivable - related party	2,830,595	3,267,569
Marketable securities	14,881	11,468
Inventory	3,451,868	3,147,276
Loans receivable	377,038	377,590
Loans receivable - related party	427,920	-
Prepaid expenses and other current assets	1,967,527	2,987,687
Prepaid expenses and other current assets - related party	3,463,401	3,263,241

TOTAL CURRENT ASSETS	56,044,903	39,833,163

Property and equipment, net	1,817,025	1,888,052
Goodwill and intangible assets, net	706,914	485,767
Loans receivable - long term portion	3,792,034	4,410,689
Loans receivable - related party - long term	3,851,280	-
Operating lease right-of-use asset	821,069	834,468
Financing lease right-of-use asset	291,762	211,099
Other assets	713,634	915,250
Deferred tax assets	-	850,774

TOTAL ASSETS	$68,038,621	$49,429,262

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,918,997	$12,126,626
Accounts payable and accrued expenses - related party	205,360	599,125
Accrued interest	275,547	1,019,889
Lines of credit	5,758,737	4,702,554
Convertible notes payable, net of unamortized discount of $0 and $258,938, respectively	100,000	381,062
Derivative liability - convertible note	54,293	45,665
Notes payable	2,158,417	5,503,507
Notes payable - related party	10,912	464,264
Loans payable	-	1,000,000
Loans payable - related party	12,821	1,293,472
Taxes payable	126,855	1,324,722
Operating lease liability, current portion	167,393	138,450
Financing lease liability, current portion	97,097	73,078
Other current liabilities	862,440	1,255,824

TOTAL CURRENT LIABILITIES	21,748,869	29,928,238

Share settled debt obligation	1,554,590	1,554,590
Notes payable - long term portion	2,859,570	12,722,555
Operating lease liability, net of current portion	653,673	696,015
Financing lease liability, net of current portion	206,407	148,401
Other liabilities	1,358,803	-
TOTAL LIABILITIES	28,381,912	45,049,799

Commitments and Contingencies (see Note 14)	-	-

MEZZANINE EQUITY
Series A preferred stock, stated value $1.000 per share, 6,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2022 and 2021; liquidation preference of $372,414	372,414	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized; 10,605,412 and 701,780 shares issued and 10,589,915 and 686,283 outstanding as of December 31, 2022 and 2021, respectively	10,606	702
Additional paid-in capital	112,205,952	39,692,595
Subscription receivable	(4,750,108)	-
Treasury stock, 15,497 shares as of December 31, 2022 and 2021, respectively	(816,707)	(816,707)
Accumulated deficit	(66,232,813)	(34,345,506)
Accumulated other comprehensive loss	(1,132,635)	(151,621)

TOTAL STOCKHOLDERS' EQUITY	39,284,295	4,379,463

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY	$68,038,621	$49,429,262

The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HEALTH INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2022	2021

REVENUE	$50,347,652	$56,239,667

COST OF GOODS SOLD	44,390,695	47,909,180

GROSS PROFIT	5,956,957	8,330,487

OPERATING EXPENSES
General and administrative expenses	10,183,025	9,208,701
Salaries and wages	2,429,021	2,472,953
Sales and marketing expenses	630,057	732,545
Depreciation and amortization expense	188,890	449,692
TOTAL OPERATING EXPENSES	13,430,993	12,863,891

LOSS FROM OPERATIONS	(7,474,036)	(4,533,404)

OTHER INCOME (EXPENSE)
Other expense, net	(2,424,649)	(88,882)
Interest expense	(2,345,410)	(2,823,842)
Interest income	236,349	46,316
Non-cash interest expense	(1,619,838)	(757,021)
Gain on equity investments, net	1,676	2,541
Gain on extinguishment of debt	1,004,124	606,667
Change in fair value of derivative liability	(20,257)	193,513
Foreign currency transaction, net	(413,279)	(493,527)
TOTAL OTHER EXPENSE, NET	(5,581,284)	(3,314,235)

LOSS BEFORE INCOME TAXES	(13,055,320)	(7,847,639)

INCOME TAXES	(775,051)	(114,010)

NET LOSS	(13,830,371)	(7,961,649)

Deemed dividend on issuance of warrants	(32,004,730)	-
Deemed dividend on downround of warrants	(8,480,379)	(7,633,033)
Deemed dividend on warrant exchange	(1,067,876)	-
Deemed dividend on downround of preferred stock	(8,189,515)	-
Deemed dividend on preferred stock	(372,414)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(63,945,285)	(15,594,682)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment, net	(981,014)	(1,006,517)

TOTAL COMPREHENSIVE LOSS	$(64,926,299)	$(16,601,199)

BASIC NET LOSS PER SHARE	$(33.16)	$(23.74)
DILUTED NET LOSS PER SHARE	$(33.16)	$(23.74)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	1,928,172	656,933
Diluted	1,928,172	656,933

The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HEALTH INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) AND MEZZANINE EQUITY

										Accumulated
										Other	Total
	Preferred Stock		Common Stock		Additional		Treasury Stock			Comprehensive	Stockholders'
	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Subscription Receivable	No. of Shares	Value	Accumulated Deficit	Income (Loss)	Equity (Deficit)

Balance at January 1, 2021	-	$-	539,405	539	$14,346,230	$-	16,613	$(611,854)	$(18,750,824)	$854,896	$(4,161,013)
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	-	(1,006,517)	(1,006,517)
Conversions of convertible note payable	-	-	8,535	9	959,016	-	-	-	-	-	959,025
Conversion of notes payable into shares of common stock	-	-	44,125	44	3,878,436	-	-	-	-	-	3,878,480
Conversion of related party debt	-	-	40,000	40	5,999,960	-	-	-	-	-	6,000,000
Beneficial conversion feature discount related to convertible notes payable	-	-	-	-	294,000	-	-	-	-	-	294,000
Forgiveness of related party debt	-	-	-	-	600,000	-	-	-	-	-	600,000
Restricted stock issued to a consultant	-	-	72,000	72	5,903,928	-	-	-	-	-	5,904,000
Sale of treasury stock to third party	-	-	-	-	249,350	-	2,600	650	-	-	250,000
Cancellation of treasury shares	-	-	(2,285)	(2)	(171,358)	-	2,285	171,360	-	-	-
Purchase of treasury stock from third party	-	-	-	-	-	-	(3,769)	(376,863)	-	-	(376,863)
Deemed dividend on warrants	-	-	-	-	7,633,033	-	-	-	(7,633,033)	-	-
Net loss	-	-	-	-	-	-	-	-	(7,961,649)	-	(7,961,649)
Balance at December 31, 2021	-	$-	701,780	702	$39,692,595	$-	15,497	$(816,707)	$(34,345,506)	$(151,621)	$4,379,463
Adjustments for prior periods from adopting ASU 2020-06	-	-	-	-	(294,000)	-	-	-	53,248	-	(240,752)
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	-	(981,014)	(981,014)
Issuance of Series A preferred stock, net of issuance costs of $547,700	6,000	5,452,300	-	-	-	-	-	-	-	-	-
Conversion of Series A preferred stock	(6,000)	(5,452,300)	386,588	387	5,451,913	-	-	-	-	-	5,452,300
Sale of common stock	-	-	5,314,987	5,315	11,367,717	(4,750,108)	-	-	-	-	6,622,924
Sale of warrants bundled with common stock	-	-	-	-	26,216,237	-	-	-	-	-	26,216,237
Exercise of warrants	-	-	3,608,667	3,609	10,822,391	-	-	-	-	-	10,826,000
Conversion of notes payable into shares of common stock	-	-	9,520	9	973,411	-	-	-	-	-	973,420
Conversion of convertible debt	-	-	1,574	1	38,143	-	-	-	-	-	38,144
Cashless exercise of warrants	-	-	526,112	526	(526)	-	-	-	-	-	-
Shares issued in lieu of cash	-	-	40,600	41	175,900	-	-	-	-	-	175,941
Fair value of warrants issued in lieu of cash	-	-	-	-	24,401	-	-	-	-	-	24,401
Deemed dividend upon downround of preferred stock and warrants	-	-	-	-	16,669,894	-	-	-	(16,669,894)	-	-
Deemed dividend on preferred stock	-	372,414	-	-	-	-	-	-	(372,414)	-	(372,414)
Deemed dividend on warrant exchange	-	-	-	-	1,067,876	-	-	-	(1,067,876)	-	-
Rounding upon reverse stock split of 1 for 25 common shares	-	-	15,584	16	-	-	-	-	-	-	16
Net loss	-	-	-	-	-	-	-	-	(13,830,371)	-	(13,830,371)
Balance at December 31, 2022	-	$372,414	10,605,412	$10,606	$112,205,952	$(4,750,108)	15,497	$(816,707)	$(66,232,813)	$(1,132,635)	$39,284,295

The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HEALTH INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,830,371)	$(7,961,649)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and amortization expense	103,194	352,422
Amortization of right-of-use assets	85,696	97,270
Amortization of debt discounts and accretion of debt	1,619,838	757,021
Bad debt expense	5,621,938	1,087,339
Write-off of investment	-	211,047
Lease expense	210,463	260,663
Interest on finance leases	16,467	11,576
Stock-based compensation	24,401	5,904,000
Deferred income taxes	780,099	(714,108)
Gain on extinguishment of debt	(876,894)	(606,667)
Change in fair value of the derivative liability	20,257	(193,513)
Gain on net change in fair value of equity investments	(1,676)	(2,541)
Gain on forgiveness of accrued interest	(127,230)	-
Shares issued in lieu of cash	175,941	-
Changes in assets and liabilities:
Accounts receivable	(3,073,366)	(5,889,802)
Accounts receivable - related party	(170,815)	97,234
Inventory	(485,469)	(89,582)
Prepaid expenses and other assets	(894,893)	(3,109,941)
Prepaid expenses and other current assets - related party	(375,311)	(55,657)
Loan receivable	-	(2,663,676)
Loan receivable - related party	(4,213,728)	-
Other assets	-	23,294
Accounts payable and accrued expenses	2,092,104	3,199,770
Accounts payable and accrued expenses - related party	(357,681)	624,349
Accrued interest	(913,280)	292,392
Lease liabilities	(210,781)	(231,900)
Taxes payable	(1,107,135)	622,047
Other current liabilities	(320,420)	1,005,685
Other liabilities	1,338,013	(124,247)
NET CASH USED IN OPERATING ACTIVITIES	(14,870,639)	(7,097,174)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from loan receivable	351,474	63,699
Purchase of property and equipment	(74,207)	(581,398)
Sale of fixed assets	12,736	-
Purchase of intangible assets	(308,866)	(309,118)
Purchase of marketable securities	(2,634)	-
NET CASH USED IN INVESTING ACTIVITIES	(21,497)	(826,817)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of convertible note payable	(525,000)	(907,000)
Proceeds from convertible note payable	-	600,000
Payment of related party note payable	(421,373)	-
Payment of note payable	(12,479,735)	(605,387)
Proceeds from note payable	487,098	591,500
Payment of related party loan	(4,824,035)	(139,594)
Proceeds from related party loan	3,625,007	7,424,164
Payment of loans payable	(1,065,000)	-
Proceeds from loans payable	65,000	-
Payment of lines of credit	(20,975,110)	(23,913,958)
Proceeds from lines of credit	22,354,567	24,437,020
Proceeds from issuance of Series A Preferred Stock	6,000,000	-
Proceeds from the issuance of common stock	35,275,573	-
Proceeds from the exercise of warrants	10,826,000	-
Payments of finance lease liability	(99,906)	(92,105)
Payments of financing fees	(3,194,798)	-
Purchase of treasury stock	-	(376,863)
Proceeds from sale of treasury stock	-	250,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	35,048,288	7,267,777

Effect of exchange rate changes on cash	307,044	314,306

NET CHANGE IN CASH	20,463,196	(341,908)

CASH AT BEGINNING OF YEAR	286,487	628,395
CASH AT END OF YEAR	$20,749,683	$286,487

Supplemental Disclosure of Cash Flow Information

Cash paid during the year:
Interest	$588,051	$2,059,305
Income tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Cancellation of treasury shares	$-	$171,360
Discounts related to beneficial conversion features of convertible debentures	$-	$294,000
Conversion of convertible notes payable to common stock	$15,000	$649,711
Conversion of notes payable to common stock	$973,420	$3,878,480
Conversion of loans payable related party to common stock	$-	$6,600,000
Conversion of derivative liability to additional paid-in capital	$-	$284,169
Deemed dividend on warrants upon conversion of convertible debt	$32,004,730	$7,633,033
Deemed dividend on preferred stock and warrants upon trigger of downround feature	$16,669,894	$-
Deemed dividend upon cumulative dividend on preferred stock	$372,414	$-
Conversion of Series A preferred stock	$5,452,300	$-
Conversion of convertible debt	$38,144	$-

The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Cosmos Health Inc. and its subsidiaries (Nasdaq: COSM), (“us”, “we”, Group, or the “Company”) are an international healthcare group headquartered in Chicago, Illinois. The group is engaged in the nutraceuticals sector through its own proprietary lines of products “Sky Premium Life” and “Mediterranation”. The Company is operating in the pharmaceutical sector as well, through the provision of a broad line of branded generics and OTC medications. In addition, the group is involved in the healthcare distribution sector through its subsidiaries in Greece and the UK, serving retail pharmacies and wholesale distributors. The Company is strategically focusing on the research and development (“R&D”) of novel patented nutraceuticals (Intellectual Property) and specialized root extracts as well as on the R&D of proprietary complex generics and innovative OTC products. The Company has developed a global distribution platform and is currently expanding throughout Europe, Asia and North America. The Company has offices and distribution centers in Thessaloniki and Athens, Greece and Harlow, UK.

The Company was incorporated in the State of Nevada under the name Prime Estates and Developments, Inc. on July 21, 2009, and on November 29, 2022, we changed our name to Cosmos Health Inc. Through its acquisition of Amplerissimo Ltd, on September 27, 2013, the Company changed its principal activities into trading of products, providing representation, and provision of consulting services to various sectors. On August 1, 2014, the Company formed SkyPharm S.A., a Greek Company (“SkyPharm”), a subsidiary that focuses on the trading, sourcing and export of nutraceutical and pharmaceutical products. In February 2017, the Company acquired Decahedron Ltd., a UK Company (“Decahedron”) which is a fully licensed second-generation wholesaler specializing in imports and exports of generics and OTC pharmaceutical products within the EEA and distributor of Sky Premium Life nutraceutical products in the UK. On December 19, 2018, the Company acquired Cosmofarm, a pharmaceutical wholesaler specializing in the distribution and export of pharmaceutical products through its extensive pharmacies network.

Going Concern

The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the continuation of the Company as a going concern. For the year ended December 31, 2022, the Company had revenue of $50,347,652, net loss of $13,055,320 and net cash used in operations of $14,870,639. Additionally, as of December 31, 2022, the Company had positive working capital of $34,296,033, an accumulated deficit of $66,232,813, and stockholders’ equity of $39,284,295.

The Company’s revenues are not able to sustain its operations, and concerns exist regarding the Company’s ability to meet its obligations as they become due. The Company is subject to a number of risks to those of smaller commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the need to obtain additional capital, competition from larger companies, and other pharmaceutical and health care companies.

Management evaluated the above conditions which raise substantial doubt about the Company’s ability to continue as a going concern to determine if it can meet its obligations for the subsequent twelve months from the date of this filing. Management considered its ability to access future capital, curtail expenses if needed, expand product lines, and acquire new products. Based on the management’s evaluations, it has devised a plan in order to meet its obligations for the next twelve months.

Management’s plans include expansion of brand name products to the market, expanding the current product portfolio, and evaluating acquisition targets to expand distribution. Furthermore, the Company intends to vertically integrate the supply chain distribution network Finally, the Company plans to access the capital markets further in order to raise additional funds through equity offerings.

Additionally, as of December 31, 2022, the Company's cash reserves amounted to $20.7 million compared to $286 thousand as of December 31, 2021.During the year ended December 31, 2022, the Company raised $46.0 million from equity financings, fortifying its capital position. In addition, the Company received $10.5 million during the year from the exercise of warrants. The Company used cash proceeds to reduce its debt by approximately $15.1 million from $26 million as of December 31, 2021, to $10.9 million as of December 31, 2022.

It is management’s conclusion that these plans above, collectively, alleviate the conditions that raised substantial doubt about the Company’s ability to continue as a going concern. Therefore, it is determined that no substantial doubt exists about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP.

Principles of Consolidation

Our consolidated accounts include our accounts and the accounts of our wholly-owned subsidiaries, SkyPharm S.A., Decahedron Ltd. and Cosmofarm Ltd. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Foreign Currency Translation and Other Comprehensive Loss

The functional currency of the Company’s subsidiaries is the Euro and British Pound. For financial reporting purposes, both the Euro (“EUR”) and British Pound (“GBP”) have been translated into United States dollars ($) and/or (“USD”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity (deficit) as “Accumulated other comprehensive income (loss)”. Gains and losses resulting from foreign currency transactions are included in the statements of operations and comprehensive loss as other comprehensive loss. There have been no significant fluctuations in the exchange rate for the conversion of EUR or GBP to USD after the balance sheet date.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the consolidated balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the consolidated results of operations as incurred.

As of December 31, 2022 and 2021, the exchange rates used to translate amounts in Euros into USD and British Pounds into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2022	December 31, 2021
Exchange rate on balance sheet dates
EUR: USD exchange rate	1.0698	1.1318
GBP: USD exchange rate	1.2077	1.3500

Average exchange rate for the period
EUR: USD exchange rate	1.0534	1.1830
GBP: USD exchange rate	1.2371	1.3764

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2022 and December 31, 2021, there were no cash equivalents.

The Company maintains bank accounts in the United States denominated in U.S. Dollars, in Greece denominated in Euros, U.S. Dollars and Great Britain Pounds (British Pounds Sterling), and in Bulgaria denominated in Euros. The Company also maintains bank accounts in the United Kingdom, denominated in Euros and Great Britain Pounds (British Pounds Sterling). As of December 31, 2022 and 2021, the aggregate amount in these foreign accounts were $831,793 and $250,139, respectively. Additionally, as of December 31, 2022 and 2021, the Company had cash on hand in the amount of $15,690 and $25,773, respectively.

Reclassifications to Prior Period Financial Statements and Adjustments

Certain reclassifications have been made in the Company’s financial statements of the prior period to conform to the current year presentation. As of December 31, 2021, $407,174 was reclassified from line of credit to Notes payable, $7,393 in accumulated depreciation has been reclassified from property and equipment to accumulated amortization of goodwill and intangible assets and $4,772 was reclassified from prepaid expenses and other current assets to marketable securities on the consolidated balance sheet. Additionally, as of December 31, 2021, $92,826 was reclassified from payment of lines of credit to payment of note payable on the consolidated statement of cash flows. Moreover, the total balances of operating lease right-of-use asset and financing lease right-of-use asset of $834,468 and $211,099 respectively, were reclassified from current assets to non-current assets for the year ended December 31, 2021. Finally, a balance of $366,269 concerning certain receivables with a Related Party was reclassified from accounts receivable, net to accounts receivable - related party for the year ended December 31, 2021.

Accounts Receivable, net

Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts against gross accounts receivable reflects the best estimate of probable losses inherent in the receivables’ portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. As of December 31, 2022 and 2021, the Company’s allowance for doubtful accounts was $7,309,311 and $1,702,743, respectively.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

Tax Receivables

The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of its business in most of the countries in which it operates related to the procurement of merchandise and/or services it acquires and/or on sales and taxable income. The Company also collects VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services it sells. If the output VAT exceeds the input VAT, this creates a VAT payable to the government. If the input VAT exceeds the output VAT, this creates a VAT receivable from the government. The VAT tax return is filed on a monthly basis offsetting the payables against the receivables. In observance of EU regulations for intra-EU cross-border sales, our subsidiaries in Greece, SkyPharm and Cosmofarm, do not charge VAT for sales to wholesale drug distributors registered in other European Union member states. As of December 31, 2022 and 2021, the Company had a VAT net receivable balance of $79,373 and a net payable balance of $400,616 respectively, recorded in the consolidated balance sheet as prepaid expenses and other current assets and accounts payable and accrued expenses, respectively.

Inventory

Inventory is stated at the lower-of-cost or net realizable value using the weighted average FIFO method. Inventory consists primarily of finished goods and packaging materials, i.e., packaged pharmaceutical products and the wrappers and containers they are sold in. A periodic inventory system is maintained by 100% count. Inventory is replaced periodically to maintain the optimum stock on hand available for immediate shipment.

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

Depreciation expense was $70,109 and $319,337 for the years ended December 31, 2022 and 2021, respectively.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Long-lived Assets, property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. For the years ended December 31, 2022 and 2021, the Company had no impairment of long-lived assets.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

Goodwill and Intangibles, net

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. First, under step 0, we determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Following, if step 0 fails, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses level 3 inputs and a discounted cash flow methodology to estimate the fair value of a reporting unit. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

On December 19, 2018, as a result of the acquisition of Cosmofarm, the Company recorded $49,697 of goodwill.

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 5 years for an import/export license, included in Note 4 as license. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. As of December 31, 2022, no revision to the remaining amortization period of the intangible assets was made.

Amortization expense was $33,085 and $33,085 for the years ended December 31, 2022 and 2021, respectively.

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

Investments in Equity Securities

Investments in equity securities are accounted for at fair value with changes in fair value recognized in net income (loss). Equity securities are classified as short-term or long-term based on the nature of the securities and their availability to meet current operating requirements. Equity securities that are readily available for sale in current operations are reported as a component of current assets in the accompanying consolidated balance sheets. Equity securities that are not considered available for use in current operations would be reported as a component of long-term assets in the accompanying consolidated balance sheets. For equity securities with no readily determinable fair value, the Company elects a measurement alternative to fair value. Under this alternative, the Company measures the investments at cost, less any impairment, and adjusted for changes resulting from observable price changes in transactions for identical or similar investments of the investee. The election to use the measurement alternative is made for each eligible investment.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

As of December 31, 2022, investments consisted of (i) 3,000,000 shares, which traded at a closing price of $0 per share or a value of $0 of ICC International Cannabis Corp and (ii) 16,666 shares which traded at a closing price of $0.40 per share or value of $6,681 of National Bank of Greece. Additionally, the Company has $8,200 in equity securities of Pancreta Bank, which are revalued annually. As of December 31, 2021, investments consisted of 3,000,000 shares, which traded at a closing price of $0 per share or a value of $0 of ICC International Cannabis Corp., 16,666 shares which traded at a closing price of $0.40 per share or value of $6,696 of National Bank of Greece. Additionally, the Company has $4,416 in equity securities of Pancreta bank, which are not publicly traded and recorded at cost. See Note 2 for additional investments in equity securities.

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

The following table presents assets that are measured and recognized at fair value as of December 31, 2022 and 2021, on a recurring basis:

	December 31, 2022			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – ICC International Cannabis Corp.	$-	-	-	$-
Marketable securities – National Bank of Greece	6,681	-	-	6,681
	$6,681			$6,681

	December 31, 2021			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – ICC International Cannabis Corp.	$-	-	-	$-
Marketable securities – National Bank of Greece	6,696	-	-	6,696
	$6,696			$6,696

In addition, ASC 825-10-25, Fair Value Option, (“ASC 825-10-25”), expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

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

Customer Advances

The Company receives prepayments from certain customers for pharmaceutical products prior to those customers taking possession of the Company’s products. The Company records these receipts as current liabilities until it has met all the criteria for recognition of revenue including passing control of the products to its customer, at such point, the Company will reduce the customer advances balance and credit the Company’s revenues.

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

Foreign Currency Translations and Transactions

Assets and liabilities of all foreign operations are translated at year-end rates of exchange, and amounts included in the accompanying statements of operations and comprehensive loss are translated at the average rates of exchange for the year. Gains or losses resulting from translating foreign currency financial statements are accumulated in a separate component of stockholders’ equity (deficit) until the entity is sold or substantially liquidated.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

Gains or Losses from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency) are included in other income (expense) in the consolidated statements of operations and comprehensive loss.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and accounts receivable.

The following tables show the number of the Company’s clients which contributed 10% or more of revenue and accounts receivable, respectively:

	Year Ended December 31,	Year Ended December 31,
	2022	2021

Number of 10% clients	0	1
Percentage of total revenue	0.00%	15.33%
Percentage of total AR	0.00%	35.08%

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

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At December 31, 2022, we believe our United Kingdom and Greece deferred tax assets will not be realized, as such, we recorded a $2,371,886 valuation allowance.

Retirement and Termination Benefits

Under Greek labor law, employees are entitled to lump-sum compensation in the event of termination or retirement. The amount depends on the employee’s work experience and renumeration as of the day of termination or retirement. If an employee remains with the company until full-benefit retirement, the employee is entitled to a lump-sum equal to 40% of the compensation to be received if the employee were to be dismissed on the same day. The Company periodically reviews the uncertainties and judgments related to the application of the relevant labor law regulations to determine retirement and termination benefits obligations of its Greek subsidiaries. The Company has evaluated the impact of these regulations and has identified a potential retirement and termination benefits liability. The amount of the liability as of December 31, 2022 and December 31, 2021 was $0 and $0, respectively, and has been recorded as a long-term liability within the consolidated balance sheets.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

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

	Years Ended December 31,
	2022	2021
Weighted average number of common shares outstanding Basic	1,928,172	656,933
Potentially dilutive common stock equivalents	-	-
Weighted average number of common and equivalent shares outstanding – Diluted	1,928,172	656,933

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

In May 2021, the FASB issued ASU 2021-04—Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU are effective for public and nonpublic entities for fiscal years beginning after December 15, 2021, and interim periods with fiscal years beginning after December 15, 2021. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU 2021-04 on January 1, 2022. The adoption did not have a material impact on its consolidated financial statements.

Correction of an Immaterial Error

During the three-month period ended June 30, 2022, the Company concluded it should have adopted ASU 2020-06 on January 1, 2022. The Company retrospectively adopted ASU 2020-06 as of January 1, 2022 in its Form 10-Q for the period ended June 30, 2022 with a cumulative catch-up adjustment. The net impact of the adjustments was recorded as a reduction to the January 1, 2022 balance of additional paid-in capital in the amount of $294,000 and a reduction in accumulated deficit in the amount of $53,248, as presented in the statement of stockholders’ equity, and a reduction in discount on convertible notes payable in the amount of $240,752. The Company has concluded the impact to form 10-Q for the three-month period ended March 31, 2022 to be immaterial to the consolidated financial statements and recorded a catchup/correcting adjustment in the current Form 10-K.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

Recent Accounting Pronouncements

In December 2022, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2022-06, Deferral of the Sunset Date of Reference Rate Reform (Topic 848). Topic 848 provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met, for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The ASU deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The ASU is effective as of December 21, 2022 through December 31, 2024. We continue to evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis. We adopted ASU 2022-06 during 2022. The ASU has not and is currently not expected to have a material impact on the Companies consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which was adopted on January 1, 2020. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements. ASU 2022-02 also enhances the disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the ASU amends the guidance on vintage disclosures to require entities to disclose current period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU would be applied prospectively. Early adoption is also permitted, including adoption in an interim period. This ASU is currently not expected to have a material impact on the Company’s consolidated financial statements.

October 2021, the FASB issued accounting standards update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. The new guidance creates an exception to the general recognition and measurement principles of ASC 805, Business Combinations. The new guidance should be applied prospectively and is effective for all public business entities for fiscal years beginning after December 15, 2022 and include interim periods. The guidance is effective for all other entities for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects of the adoption of ASU No. 2021-08 on its consolidated financial statements.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3 –MARKETABLE SECURITIES

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

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

The Distribution and Equity Acquisition Agreement is to remain in effect indefinitely unless Marathon fails to provide Market Competitive (as defined) product pricing and Marathon has not become profitable within five (5) years of the agreement. On March 20, 2023, the Company gave Marathon thirty (30) days’ advance notice that the agreement will be terminated effective April 19, 2023, as a result of Marathon’s failure to deliver Market Competitive product pricing and Marathon has not become profitable as at the fifth anniversary date of the agreement. The transaction closed on May 22, 2018, after the due diligence period, following which the Company received: (a) a 33 1/3% equity interest or 5 million shares in Marathon as partial consideration for the Company’s distribution services; and (b) received cash of CAD $2,000,000, subject to repayment in common shares of the Company if it fails to meet certain performance milestones. The Company is entitled to receive an additional CAD $2,750,000 upon the Company’s receipt of gross sales of CAD $6,500,000 and an additional CAD $2,750,000 upon receipt of gross sales of CAD $13,000,000. The Company was also given the right to nominate one director to the Marathon board of directors.

Marathon is an entity with no assets and no activity, the Company attributed no value to the 5 million shares in Marathon which was received as consideration for the distribution services. As described below, the Company exchanged the Marathon shares in May and July 2018.

On March 20, 2023, the Company’s Legal counsel provided notice to Marathon Global Inc, that Cosmos terminated the Equity agreement dated on March 19, 2018 pursuant to Section 3.2 and that termination is effective thirty days from the date of the letter.

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

The Company determined the fair value of both exchanges based on an actively quoted stock price of ICC received in exchange for the Marathon shares. The Company continues to fair value its investment in ICC with changes recognized in earnings each period and was recorded as an unrealized gain on exchange of investment during the year ended December 31, 2022 of $0. The value of the investments as of December 31, 2022 and December 31, 2021, was $0 and $0, respectively.

Since no value was attributed to the 33 1/3% equity ownership interest in Marathon received as consideration for the distribution services, the Company would receive variable consideration in future for its services under the Distribution and Equity Acquisition Agreement, if certain milestones are achieved. Refer to Note 12 for the accounting associated with the cash of CAD $2 million received upfront. Variable consideration to be received in the future upon achieving the gross sales milestones described above, is constrained as the Company estimates that it is probable that a significant reversal of revenue could occur. In assessing the constraint, the Company considered its limited experience with the Products, new geographic markets and similar transactions, which affect the Company’s ability to estimate the likelihood of a probable revenue reversal. Therefore, no revenue has been recognized for the years ended December 31, 2022 and 2021. The Company will continue to reassess variable consideration at each reporting period and update the transaction price when it becomes probable that a significant revenue reversal would not occur.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

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

As of December 31, 2022, in addition to the 3,000,000 ICC shares valued at $0, as noted above, marketable securities also consisted of the following: 16,666 shares which traded at a closing price of $0.40 per share or value of $6,680 of National Bank of Greece. Additionally, the Company has $8,200 in equity securities of Pancreta Bank, which are revalued annually. The Company recorded a net unrealized gain on the fair value of these investments of $1,676 during the year ended December 31, 2022.

CosmoFarmacy LP

In September 2019, the Company entered into an agreement with an unaffiliated third party to incorporate CosmoFarmacy L.P. for the purpose of providing strategic management consulting services and the retail trade of pharmaceutical products, and OTC to pharmacies. CosmoFarmacy was incorporated with a 30-year term through May 31, 2049. The unaffiliated third party is the general partner (the “GP”) of the limited partnership and is responsible for management and decision-making associated with CosmoFarmacy. The initial share capital was set to EUR 150,000 which was later increased to EUR 500,000. The GP contributed the pharmacy license (the “License”) valued at EUR 350,000 (30-year term) to operate the business of CosmoFarmacy in exchange for a 70% equity ownership. The Company is a limited partner and contributed cash of EUR 150,000 for the remaining 30% equity ownership. CosmoFarmacy is not publicly traded and the Company’s investment has been recorded using the equity method of accounting. The value of the investment as of December 31, 2022 and 2021, was $160,470 and $169,770, respectively, and is included in “Other assets” on the Company’s consolidated balance sheets.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at December 31,:

	2022	2021
Leasehold improvements and technical works	$502,882	$519,278
Vehicles	107,976	96,657
Furniture, fixtures and equipment	1,945,207	2,065,100
Computers and software	138,783	141,490
	2,694,848	2,822,525
Less: Accumulated depreciation and amortization	(877,823)	(934,473)
Total	$1,817,025	$1,888,052

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible, net assets consist of the following at December 31,:

	2022	2021
License	$643,204	$345,739
Trade name /mark	36,997	36,997
Customer base	176,793	176,793
	856,994	559,529
Less: Accumulated amortization	(199,777)	(123,460)
Subtotal	657,217	436,069
Goodwill	49,697	49,698
Total	$706,914	$485,767

At December 31, 2022, the estimated aggregate amortization expense for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows:

Year	Amount
2023	$81,406
2024	82,318
2025	81,826
2026	43,637
2027	43,637
Thereafter	324,393
Sum	$657,217

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

NOTE 6 – LOAN RECEIVABLE

On October 30, 2021, the Company entered into an agreement for a ten-year loan with Medihelm SA to memorialize €4,284,521 ($4,849,221) in prepayments the Company had made. The prepayments to Medihelm SA had been made in accordance with the parallel export business, through which Medihelm supplied and would supply SkyPharm SA with branded pharmaceuticals. This business is no longer in place for the Company and thus the Company entered into this agreement with Medihelm SA in order for the outstanding amount to be settled. Interest is calculated at a rate of 5.5% per annum on a 360-day basis. Under the terms of the agreement, the Company is to receive 120 equal payments over the term of the loan. As of December 31, 2021, the Company had a short-term receivable balance of $377,590 and a long-term receivable balance of $4,410,689 under this loan. During the year ended December 31, 2022, the Company received €333,619 ($356,906) in principal payments such that as of December 31, 2022, the Company had a short-term receivable balance of $377,038 and a long-term receivable balance of $3,792,034 under this loan. The Company also received €190,734($204,047) in interest payments during year ended December 31, 2022.

NOTE 7 – CAPITAL STRUCTURE

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock, of which 6,000,000 are designated as Series A convertible preferred stock. The preferred stock has a liquidation preference over the common stock and is non-voting. As of December 31, 2022 and 2021, no preferred shares were issued and outstanding.

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

The Series A Preferred Stock was initially convertible into the Company’s Common Stock as determined by dividing the number of shares of Series A Preferred Stock to be converted by the lower of (i) $75.00 or (ii) 80% of the average volume weighted average price for the Company’s Common Stock for the five (5) trading days immediately following the effectiveness of the registration statement concerning the shares (the “Conversion Price”). On June 14, 2022, the Conversion Price was reset to $15.54 per share.

Each holder is entitled to receive dividends in shares of Series A Preferred Stock or cash determined based on the stated value of each Series A Preferred Stock at the dividend rate of 8.0% per year. For the year ended December 31, 2022, the Company recorded $372,414 as a deemed dividend in accordance with the Series A Preferred Stock cumulative dividend. As of December 31, 2022, the cumulative dividend has been recorded as mezzanine equity. The Company expects to pay the aforementioned dividend in shares of the Company’s common stock during the year ended December 31, 2023, upon which the total dividend value will be reclassified from mezzanine to permanent equity.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

On February 28, 2022, the Company entered into a securities purchase agreement, or the Purchase Agreement, with certain investors and an insider for a private placement of the Company’s securities (the “Private Placement”).

The Private Placement consisted of the sale of 6,000 shares of the Company’s Series A Convertible Preferred Stock, or the Series A Shares, at a price of $1,000 per share, and 80,000 warrants to purchase shares of common stock, or the Warrants, for aggregate gross proceeds of approximately $6 million. The Warrants were initially exercisable to purchase shares of common stock at $82.50 per share, or 110% of the Series A Shares initial conversion price and will expire five and one-half years following the initial exercise date of the Warrants. The Company determined that the 80,000 warrants are additional value being distributed to the preferred stockholders and presented the warrants’ fair value of $5,788,493 as a deemed dividend on issuance of warrants in the consolidated statements of operations and comprehensive loss. The warrants were valued using the Black-Scholes option pricing model with the following terms: a) exercise price of $82.50, b) common stock fair value of $85.50, c) volatility of 118%, d) discount rate of 1.71%, e) term of 5.50 years and f) dividend rate of 0%.

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

The Company filed its initial registration statement on May 25, 2022, and thus accrued for liquidated damages payable to the Holders in the amount of $250,260, calculated as described above, for both the late filing of the registration statement (event) and the 1st anniversary (30 days following the event date) of the event which along with an additional lumpsum amount of $2,000,000 agreed to paid to the investors as additional damages led to a total amount of $2,250,260 concerning liquidated damages related to the February Private Placement within the year ended December 31, 2022. Upon the effectiveness of the Company’s registration statement, the Series A Shares conversion price was adjusted to $15.54 and the warrant exercise price was adjusted to $15.54 per share. The Company recorded a deemed dividend in the amount of $8,189,515 upon reducing the conversion price from $75.00 to $15.54 which was recorded as an increase to additional paid-in capital and an increase to accumulated deficit.

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

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

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

As of December 31, 2022, 6,000 of the Series A Shares had been converted into 386,588 shares of common stock in accordance with the terms of the agreements and thus an amount of $5,452,300 was reclassified from mezzanine equity to common stock and additional paid-in capital, in the aggregate.

Common Stock

The Company is authorized to issue 300 million shares of common stock. As of December 31, 2022 and 2021, the Company had 10,605,412 and 701,780 shares of our common stock issued, respectively, and 10,589,915 and 686,283 shares outstanding, respectively.

Sale of Treasury Shares

On February 5, 2021, the Company entered into a Stock Purchase Agreement (the “February SPA”) with an unaffiliated third-party. With the February SPA the Company proceeded to sell 2,600 shares of the Company’s common stock held in treasury at $96.25 per share or a total of $250,000.

Cancellation of Treasury Shares

On September 15, 2021, the Company cancelled 2,285 shares of common stock valued at $171,360 that were held in treasury.

Purchase of Treasury Shares

On December 29, 2021, the Company entered into a Stock Purchase Agreement (the “December SPA”) with a shareholder. With the December SPA provides for the Company proceeded to the purchase of 3,769 shares of the Company’s common stock at $100.00 per share or an aggregate of $376,863.

Reverse split

On December 15, 2022 the Company announced a reverse stock split with a ratio of 1-for-25 (one-for-twenty five) effective at the opening of the business day on Friday, December 16, 2022. The CUSIP number of the Company after the split will change to 221413-305. The reverse stock split was authorized at the Company’s Annual General Meeting (“AGM”) on December 2, 2022 and was approved by the Company’s Board of Directors on December 15, 2022.

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

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

The Company agreed to pay Consultant and its assignees an aggregate of 72,000 restricted shares of Common Stock, earned at the rate of 8,000 shares per month, which shall be issued and fully paid for in consideration of the Consultant’s considerable expertise and experience and its commitment to work for the Company. However, in the event the Agreement is terminated for any reason after the Initial Term, the shares are subject to a claw back for any months remaining after the Termination Date. The shares were valued on the date of the agreement at $82.00 per share or $5,904,000, which was be amortized over the term of the agreement. As of December 31, 2022 and 2021, the Company has recorded $0 and $5,904,000 in stock-based compensation for the 72,000 shares earned.

Debt Exchange Agreements

As of February 5, 2021, The Company entered into an Amended and Restated Debt Exchange Agreement (the “Agreement”) with the “Lender that provided for the issuance by the Company of 31,273 shares of common stock (the “Exchange Shares”), at the rate of $96.25 per share, in exchange for an aggregate of $3,010,000 principal amount of existing loans made by the Lender to the Company (See Note 12). The market price at the time this Agreement was negotiated was $82.00 per share and the Company recorded a gain on debt extinguishment of $445,636 during the year ended December 31, 2021. As of December 31, 2021, the Company recorded $2,564,363 as an equity increase related to the extinguishment of debt.

On June 23, 2021, the Company entered into a Debt Exchange Agreement (the “June Debt Exchange Agreement”) to exchange various loans with Grigorios Siokas (see Note 9), in the aggregate principal amount of $3,000,000 (the “Debt”). The Company agreed to issue the Lender shares of common stock of the Company at an exchange rate of $150.00 per share (the “Exchange Shares”) in exchange for the principal amount of Debt of $3,000,000 or 20,000 shares of common stock. On June 23, 2021, the fair value of the Company’s shares of common stock was $125.00 per share. For the year ended December 31, 2021, the Company recorded $3,000,000 as an increase in equity in accordance with ASC 850-10-20 due to the related party relationship and ASC 470-50-40-2, which provides guidance on extinguishments of related party debt. Accordingly, extinguishment transactions between related entities are in essence capital transaction, and no gain is recorded in the consolidated statements of operations for the difference between the fair value of $125.00 per share and the exchange rate of $150.00 per share.

On July 13, 2021, the Company entered into a Debt Exchange Agreement (the “July 13 Agreement”) with Grigorios Siokas, the Company’s Chief Executive Officer (See Note 9). The July 13 Agreement provided for the issuance by the Company of 6,667 shares of common stock, at the rate of $150.00 per share, or an aggregate of $1,000,000, in exchange for $1,000,000 of existing loans by Mr. Siokas to the Company. On July 13, 2021, the fair value of the Company’s shares of common stock was $100.75 per share. For the year ended December 31, 2021, the Company recorded $1,000,000 as an increase in equity in accordance with ASC 850-10-20 due to the related party relationship and ASC 470-50-40-2, which provides guidance on extinguishments of related party debt. Accordingly, extinguishment transactions between related entities are in essence capital transaction, and no gain is recorded in the consolidated statements of operations for the difference between the fair value of $100.75 per share and the exchange rate of $150.00 per share.

On July 19, 2021, the Company entered into a Debt Exchange Agreement (the “July 19 Agreement”) with Grigorios Siokas, the Company’s Chief Executive Officer (See Note 9). The July 19 Agreement provided for the issuance by the Company of 8,333 shares of common stock, at the rate of $150.00 per share, or an aggregate of $1,250,000, in exchange for $1,250,000 of existing loans by Mr. Siokas to the Company. On July 19, 2021, the fair value of the Company’s shares of common stock was $107.50 per share. For the year ended December 31, 2021, the Company recorded $1,250,000 as an increase in equity in accordance with ASC 850-10-20 due to the related party relationship and ASC 470-50-40-2 which provides guidance on extinguishments of related party debt. Accordingly, extinguishment transactions between related entities are in essence capital transaction, and no gain is recorded in the consolidated statements of operations for the difference between the fair value of $107.50 per share and the exchange rate of $150.00 per share.

On August 4, 2021, the Company entered into a Debt Exchange Agreement (the “August 4 Agreement”) with a senior institutional lender (the “Lender”), SkyPharm S.A., a wholly-owned Greek subsidiary of the Company, and Grigorios Siokas, the Company’s Chief Executive Officer, as Guarantor. The parties to the Agreement had entered into a senior loan, as amended, as of June 30, 2020 (the “Loan”) pursuant to which the Loan had been reduced to EUR 2,700,000 ($3,302,100) (the “Debt”). The August 4 Agreement provides for the issuance by the Company of 12,852 shares of common stock (the “Exchange Shares”), at the rate of $125.00 per share, in exchange for the repayment of $1,606,500 (€1,350,000) principal amount effective upon the closing of the Agreement and 9,520 shares at an exchange rate of $125.00 per share, or at market value if the price is above $125.00 per share, upon listing of the Company’s common stock on Nasdaq in exchange for €1,000,000 of the Debt. On August 4, 2021, the fair value of the Company’s shares of common stock was $102.25 per share. For the year ending December 31, 2021, the Company recorded a gain on the settlement of debt in the amount of $292,383 in the consolidated statements of operations for the difference between the fair value of $102.25 per share and the exchange rate of $125.00 per share. As of December 31, 2021, the Company recorded $1,314,117 as an increase in equity related to the extinguishment of debt.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

On December 8, 2021, the Company entered into a Debt Exchange Agreement (the “December 8 Agreement”) with the Company’s Chief Executive Officer (See Note 9). The December 8 Agreement provided for the issuance by the Company of 5,000 shares of common stock, at the rate of $150.00 per share, or an aggregate of $750,000, in exchange for $750,000 of existing loans by Mr. Siokas to the Company. On December 8, 2021, the fair value of the Company’s shares of common stock was $86.00 per share. For the year ended December 31, 2021, the Company recorded $750,000 as a capital contribution and an increase in equity in accordance with ASC 850-10-20 due to the related party relationship and ASC 470-50-40-2 which provides guidance on extinguishments of related party debt. Accordingly, extinguishment transactions between related entities are in essence capital transaction, and no gain is recorded in the consolidated statements of operations for the difference between the fair value of $86.00 per share and the exchange rate of $150.00 per share.

Debt Conversions

During the year ended December 31, 2022, the Company issued 9,520 shares of common stock upon the conversion of $1,190,000 of notes payable. The Company recorded $973,420 as a capital contribution and an increase in equity related to the conversion of the $1,190,000 reduced by $216,580 recorded as a gain upon extinguishment of debt upon modification. The $216,580 gain upon extinguishment was determined using the fair value of the Company of $102.25 per share at the extinguishment commitment date.

On May 1, 2022, the Company issued 1,574 shares of common stock to convert $26,515 principal and accrued interest. Following the conversion, the outstanding balance of the above Note was $0. Upon conversion, the 1,574 shares were issued at a fair value of $38,144 which was recorded as equity. Accordingly, upon conversion, the Company reduced its derivative liability by $11,629 (see Note 11).

During the year ended December 31, 2021, the Company issued 8,535 shares of common stock to convert $550,144 of principal and accrued interest in accordance with a convertible promissory note issued to Platinum (as defined in Note 11). The Company recorded $959,025 as a capital contribution and an increase in equity related to the conversion of $550,144 of debt, $284,169 for the reduction of the derivative liability recorded as additional paid-in capital, and $124,711 recorded as a loss on debt extinguishment.

Exercise of Warrants

During the year ended December 31, 2022, the Company issued 3,608,667 shares of common stock upon the exercise of 3,608,667 warrants. The Company received proceeds of $10,826,000 upon exercise.

During the year ended December 31, 2022, the Company issued 526,112 shares of common stock upon the cashless exercise of 776,674 warrants.

Issuance of Common Stock and Warrants

On May 25, 2022, the Company granted 1,333 warrants to a third party based on a settlement agreement signed on May 25, 2022 as compensation concerning the consulting services the third party provided for the Private Placement closed on February 28, 2022. The Company recorded stock-based compensation in the amount of $24,101 upon issuance of the warrants valued using the Black-Scholes option pricing model with the following assumptions: a) common stock fair value of $26.75, b) exercise price of $82.50, c) term of 5.51 years, d) volatility of 107.3%, e) dividend rate of 0%, and f) discount rate of 2.71%.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

On June 7, 2022, the Company issued 344,765 warrants upon triggering the down round protection feature in relation to the warrants issued in connection with the Series A shares with an exercise price of $15.54 and a term of approximately 5 years. Additionally, the Company lowered the exercise price of the 80,000 warrants then outstanding from $82.50 to $15.54 per common share upon triggering the down round protection. The Company recorded a deemed dividend in the amount of $8,480,379 in relation to the down round protection feature for the incremental value of the shares issued and lowered exercise price valued using the Black-Scholes option pricing model with the following assumptions: a) common stock fair value of $26.75, b) old exercise price of $82.50 and revised exercise price of $15.54, c) term of 5.24 years, d) volatility of 121.47%, e) dividend rate of 0%, and f) discount rate of 2.99%.

On July 14, 2022, the Company issued 300 shares to a consultant for services rendered. For the year ended December 31, 2022, the Company recorded $3,120 as general and administrative expense related to the issuance.

On October 20, 2022, the Company issued 2,486,667 shares of common stock and 5,000,000 warrants, in the aggregate, upon entering into a securities purchase agreement for an aggregate purchase price of $7,500,000. Of the 5,000,000 warrants, 2,500,000 were designated as Series A and 2,500,000 were designated as Series B. The Series A warrants have an exercise price of $3.00 per share and expire two years from the date of issuance. The Series B warrants have an exercise price of $3.00 per share and expire seven years from the date of issuance. The Company allocated the proceeds between the common stock and warrants issued and recorded a discount to the common stock associated with the warrants in the amount of $8,437,977, in the aggregate, which was recorded as additional paid-in capital and a deemed dividend. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: a) fair value of common stock of $2.20, b) exercise price of $3.00, c) terms of 2 years and 7 years, d) dividend rate of 0%, e) volatility of 135.05% and 129.02%, and f) risk free interest rate of 4.62% and 4.36%.

On October 20, 2022 the Company cancelled 424,765 warrants in exchange for 849,530 additional warrants with existing warrant holders. The new warrants were issued with an exercise price of $3.00 per common share and a term of 7 years. As a result, the Company recorded a deemed dividend as an increase to accumulated deficit and additional paid-in capital and reduced net income available to common shareholders by $1,067,876. The Company valued (a) the fair value of the 424,765 warrants immediately before exchange in the amount of $645,108, (b) the fair value of the warrants immediately after the exchange in the amount of $1,712,984, and (c) recorded the difference as a deemed dividend in the amount of $1,067,876. The warrants were valued using the Black-Scholes option pricing model using the following assumptions: a) fair value of common stock of $2.20, b) exercise prices of $15.54 pre-exchange and $3.00 post-exchange, c) terms of 4.87 years pre-exchange and 7 years post-exchange, d) dividend rate of 0%, e) volatility of 132.3% pre-exchange and 131.9% post-exchange, and f) risk free interest rate of 4.45% pre-exchange and 4.36% post-exchange.

On November 21, 2022, the Company entered into a settlement and general release pursuant to a letter agreement dated July 7, 2021 whereby a consultant claimed to be entitled to compensation with respect to a previous financing. As a result of the settlement, the Company issued 40,000 shares of common stock which was recorded as general and administrative expense for the year ended December 31, 2022 in the amount of $173,121.

On December 19, 2022, the Company issued 2,828,320 shares of common stock and 2,828,320 warrants (of which 260,870 were cancelled subsequent to December 31, 2022), in the aggregate, upon entering into a securities purchase agreement for an aggregate purchase price of $32,525,680 and net proceeds of $30,600,319. The warrants have an exercise price of $11.50 per share and expire five years from the date of issuance. The Company allocated the proceeds between the common stock and net warrants issued and recorded a discount to the common stock associated with the warrants in the amount of $17,778,260 which was recorded as additional paid-in capital and a deemed dividend. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: a) fair value of common stock of $11.50, b) exercise price of $7.59, c) terms of 5 years, d) dividend rate of 0%, e) volatility of 157.53%, and f) risk free interest rate of 3.70%.

No options warrants or other potentially dilutive securities other than those disclosed above have been issued as of December 31, 2022.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

NOTE 8 – INCOME TAXES

The Company provides for income taxes using an asset and liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

The domestic and foreign components of income (loss) before (benefit from) provision for income taxes were as follows:

	December 31, 2022	December 31, 2021
Domestic	$(7,093,161)	$(8,365,298)
Foreign	(5,962,159)	517,659
	$(13,055,320)	$(7,847,639)

The components of the (benefit from) provision for income taxes are as follows:

	December 31, 2022	December 31, 2021
Current tax provision
Federal	$-	$-
State	-	-
Foreign	(75,724)	802,364
Total current tax provision	$(75,724)	$802,364

Deferred tax provision
Domestic	$-	$-
State	-	-
Foreign	850,775	(688,354)
Total deferred tax provision	$850,775	$(688,354)

Total current provision	$775,051	$114,010

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021
US
Loss before income taxes	$(13,055,320)	$(7,847,639)
Taxes under statutory US tax rates	$(2,741,617)	$(1,648,004)
Increase (decrease) in taxes resulting from:
Increase in valuation allowance	$3,989,786	$3,001,899
Foreign tax rate differential	$34,601	$(24,977)
Permanent differences	$128,705	$(734,428)
US tax on foreign income	$-	$493,028
163(j)catchup	-	(76,888)
Prior period adjustments	$(186,143)	$52,034
State taxes	$(450,280)	$(948,654)
Income tax expense	$775,052	$114,010

Companies subject to the Global Intangible Low-Taxed Income provision (GILTI) have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for outside basis temporary differences expected to reverse as GILTI. We have elected to account for GILTI as a period cost.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	December 31, 2022	December 31, 2021
Net operating loss carryforward	$5,899,702	$4,515,900
Capital loss carryforward	801,744	801,744
Section 163(j) carryforward	561,130	-
Nonqualified stock options	-	96,104
Foreign exchange	297,263	13,438
Allowance for doubtful accounts	1,616,926	374,604
Accrued expenses	352,025	528,895
Mark to market adjustment in securities	358,761	358,761
Lease liability	259,381	253,620
Gain on extinguishment of debt	-	-
Depreciation	(22,914)	(6,765)
Total deferred tax assets	10,124,018	6,936,211

Intangibles	(8,139)	(8,139)
Inventory	(49,961)	(14,728)
Right of use asset	(256,769)	(243,207)
Goodwill	(10,979)	(10,979)
Total deferred tax liabilities	(325,848)	(277,053)
Valuation allowance	(9,798,170)	(5,808,384)
Net deferred tax assets	$-	$850,774

At December 31, 2022, the Company had U.S. net operating loss (“NOL”) carryforwards of approximately $17,169,419 that may be offset against future taxable income, subject to limitation under IRC Section 382. Of the $17.2 million Federal NOL carryforwards, $2.5 million are pre-2018 and begin to expire in 2031. The remaining balance of $4.6 million, are limited to utilization of 80% of taxable income but do not have an expiration. At December 31, 2022, the Company had Greek NOL carryforwards of $87,384 and has UK NOL carryforwards of $1,450,783. A valuation allowance exists for all operations, based on a more likely than not criterion and in consideration of all available positive and negative evidence.

ASC 740 requires that the tax benefit of net operating losses (“NOLs”), temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s history of domestic operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance, on all our deferred tax asset. In 2020, foreign (Greece and United Kingdom) valuation allowances were released, aggregating $200,000, but has since reinstated all of the valuation allowances in the current year amounting to $2,372,000 during 2022. Management considered all available evidence to when evaluating the realizability of foreign deferred tax assets by jurisdiction and concluded primarily based upon a strong earnings history that these deferred tax assets were more-likely-than-not realizable.

The Company applied the “more-likely-than-not” recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of December 31, 2022 and December 31, 2021, respectively. We recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense.

The Company files income tax returns in Illinois, United States, and in foreign jurisdictions including Greece, and United Kingdom. As of December 31, 2022, all domestic tax years are open to tax authority examination due the availability of net operating loss deductions, 2010 through 2022. In Greece, the statute of limitations is open for five years, 2017 through 2022. In United Kingdom, the statute of limitations is open for four years, 2018 through 2022. Currently, there are no ongoing tax authority income tax examinations.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

NOTE 9 – RELATED PARTY TRANSACTIONS

Doc Pharma S.A.

As of December 31, 2022, the Company has a prepaid balance of $3,320,345 and an accounts payable balance of $201,991 to Doc Pharma S.A. related to purchases of inventory. Additionally, the Company has a receivable balance of $2,070,570. As of December 31, 2021, the Company has a prepaid balance of $3,263,241 to Doc Pharma S.A. related to purchases of inventory. Additionally, the Company had a receivable balance of $2,901,300 and an accounts payable balance of $565,756.

During the years ended December 31, 2022 and 2021, the Company purchased a total of $1,755,103 and $3,084,805 of products from Doc Pharma S.A., respectively. During the years ended December 31, 2022 and 2021 the Company had $1,058,780 and $978,321 revenue from Doc Pharma S.A., respectively.

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

For the years ended December 31, 2022 and 2021, the Company has purchased €1,653,911 ($1,742,282) and €1,699,507 ($2,010,517), respectively, in inventory related to this agreement.

On May 17, 2021, Doc Pharma and the Company entered into a Research and Development “R&D” agreement whereby Doc Pharma will be responsible for the research, development, design, registration, copy rights and licenses of 250 nutritional supplements for the final products called Sky Premium Life®. These products will be sold in Greece and abroad. The total cost of this project will be €1,425,000 plus VAT and will be done over three phases as follows: Design & Development (€725,000); Control and Product Manufacturing (€250,000) and Clinical Study and Research (€450,000). In the year ended December 31, 2021, SkyPharm bought 67 licenses at value of €261,300 ($289,860) from Doc Pharma which was the 18.33% of the total cost. During the year ended December 31, 2022, SkyPharm bought another 14 licenses at a value of €293,200 ($313,665) from Doc Pharma which was the 20.57% of the total cost. SkyPharm has bought in total as of December 31, 2022, 81 licenses at value of €554,500 ($593,204) which is 38.91% of the total cost. The agreement will be terminated on December 31, 2025.

The balance of prepaid expenses due to SkyPharm SA due Doc Pharma SA as of December 31, 2022, had increased to €7,103,706 ($7,599,545), which was mainly attributable to the prepayments SkyPharm SA made in accordance with the CMO agreement and the extensive orders and sales of the SPL products the Company expects to achieve within 2023, mainly through its Amazon channels in UK, Singapore, Canada and other countries. However, as the benefit from a significant portion of the prepaid balance would not have been realized within a 12-month period, the Company opted to secure a portion of the outstanding prepaid balance through a loan agreement. On January 1, 2023, SkyPharm S.A. (the “Lender”) entered into a loan agreement with Doc Pharma S.A. (the “Borrower”) for €4,000,000 ($4,279,200), all of which was financed through the outstanding prepaid balance. The duration of the loan will be for a 10-year period up to December 1, 2032 (“the Maturity date”). The loan will bear a fixed interest rate of 5.5% payable on a monthly basis and will be repayable in 120 equal instalments of €33,333.33 ($35,660). The loan may be prepaid anytime during its in full or partially based on the Company’s product requirements and other factors, without Doc Pharma incurring any prepayment penalty. As of December 31, 2022, the loan had a current portion of €400,000 ($427,920) and a non-current portion of €3,600,000 ($3,851,280), which was reclassified to Loans receivable – related party as of December 31, 2022.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

Doc Pharma S.A is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the wife of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma S.A. in the past.

Panagiotis Kozaris

From time-to-time purchases back shares that Panagiotis Kozaris owns and records them as treasury shares. The Company pays Panagiotis Kozaris in advance for the shares owned and obtains the shares upon execution of a cumulative stock-purchase agreement (“SPA”). During 2021 the Company prepaid a total of $376,901 to Panagiotis Kozaris and executed a cumulative SPA on December 29, 2021, upon which shares of treasury stock were obtained by the Company, reducing Panagiotis Kozaris’ prepaid expense balance to $0 as of December 31, 2021. During the year ended December 31, 2022 the Company paid Panagiotis Kozaris an additional sum of $143,056 for shares owned, however, no SPA for these funds has been executed as of December 31, 2022. The amount of $143,056 is included in Prepaid expenses and other current assets – related party, on the accompanying consolidated balance sheets as of December 31, 2022. The Company intends to execute a cumulative SPA for these amounts during Q2 2023.

Panagiotis Kozaris is considered a related party due to the fact that he is a former General operational manager and current employee of Cosmofarm SA.

Maria Kozari

During 2021, the Company, through its subsidiary, Cosmofarm SA, commenced a partnership with a pharmacy called “Pharmacy & More”, owned by Maria Kozari. The transactions with the respective pharmacy were in Cosmofarm’s normal course of business, however, a more flexible credit policy was allowed as the pharmacy was new and needed to be established in the market. During the years ended December 31, 2022 and 2021 the Company’s net sales to Pharmacy & More amounted to $463,467 and $358,524 respectively. As of December 31, 2022 and 2021 the Company’s outstanding receivable balance due from the pharmacy amounted to $760,025 (€710,436) and $366,270 (€366,270), respectively, and are included in Accounts receivable - related party, on the accompanying consolidated balance sheets. The Company has recorded a cumulative bad debt allowance of $59,957 to the outstanding balance due from Pharmacy & More as of December 31, 2022, with the reserve for the period ended December 31, 2022 amounting to $48,230.

The Company plans to acquire Pharmacy & More within fiscal year 2023, however the acquisition is conditional upon waiver of certain local legal restrictions. Upon acquisition, the Company intends to offset the outstanding receivable balance with the corresponding purchase price.

Maria Kozari is considered a related party to the Company due to the fact that she is the daughter of Panagiotis Kozaris, a former Operational General Manager and current employee of Cosmofarm SA.

Notes Payable – Related Party

A summary of the Company’s related party notes payable during the years ended December 31, 2022 and 2021 is presented below:

	2022	2021

Beginning Balance	$464,264	$501,675
Payments	(472,920)	-
Foreign currency translation	19,568	(37,411)
Ending Balance	$10,912	$464,264

Grigorios Siokas

On December 20, 2018, the €1,500,000 ($1,718,400) note payable, originally borrowed pursuant to a Loan Agreement with a third-party lender, dated March 16, 2018, was transferred to Grigorios Siokas. The note bears an interest rate of 4.7% per annum, matured on March 18, 2019 pursuant to the original agreement and was extended until December 31, 2021. The note is not in default and the maturity date has been extended again until December 31, 2023. As of December 31, 2021 the Company had an outstanding balance of €400,000 ($452,720) and accrued interest of €177,313 ($200,683). The Company repaid the outstanding principal balance in full during the year ended December 31, 2022. As of December 31, 2022 the Company had accrued interest of €192,891 ($206,355) outstanding related to this loan.

 Grigorios Siokas is the Company’s CEO and principal shareholder.

Dimitrios Goulielmos

On November 21, 2014, the Company entered into an agreement with Dimitrios Goulielmos, as amended on November 4, 2016. Pursuant to the amendment, this loan has no maturity date and is non-interest bearing. As of December 31, 2021, the Company had a principal balance of €10,200 ($11,544). A principal balance of €10,200 ($10,912) remained as of December 31, 2022.

Dimitrios Goulielmos is a former director and CEO of the Company.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the years ended December 31, 2022, and 2021, the Company recorded a foreign currency translation loss of $19,568 and a gain of $37,411, respectively.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

Loans Payable – Related Party

A summary of the Company’s related party loans payable during the years ended December 31, 2022 and 2021 is presented below:

	2022	2021

Beginning balance	$1,293,472	$1,629,246
Proceeds	3,635,756	6,377,156
Payments	(4,851,678)	(133,552)
Conversion of debt	-	(6,000,000)
Settlement of lawsuit	-	(600,000)
Foreign currency translation	(64,729)	20,623
Ending balance	$12,821	$1,293,472

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

During the year ended December 31, 2021, the Company entered into various agreements (as defined in Note 7) with Mr. Siokas whereby the Company exchanged an aggregate total of $6,000,000 of debt into 40,000 shares of Common Stock at above market prices.

During the year ended December 31, 2021, the Company borrowed additional proceeds of €1,803,000 ($2,040,635), €230,000 ($275,306) and $4,061,215 and repaid €118,000 ($133,552) of these loans. During the year ending December 31, 2021, the Company converted $2,250,000 of the July 20 Note at a conversion price of $150.00 and issued 15,000 shares of common stock. As of December 31, 2021, the Company had an outstanding balance under these notes and loans of $1,293,472.

During the year ended December 31, 2022, the Company borrowed additional proceeds of €656,750 ($702,591), and $2,933,165 and repaid €1,688,800 ($1,806,678) and $3,045,000 of these loans.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the years ended December 31, 2022 and 2021, the Company recorded a gain of $64,729 and a loss of $20,623, respectively.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

NOTE 10 – LINES OF CREDIT

A summary of the Company’s lines of credit as of December 31, 2022, and 2021 is presented below:

	December 31, 2022	December 31, 2021
National	$3,103,605	$3,265,236
Alpha	991,492	947,333
Pancreta	1,232,128	489,985
EFG	431,512	-
Ending balance	$5,758,737	$4,702,554

The line of credit with National Bank of Greece is renewed annually with current interest rates of 6.00%, 4.35% (“COSME 2” facility) and 4.35% (plus the 6-month Euribor plus any contributions currently in force by law on certain lines of credit), (“COSME 1” facility).

The maximum borrowing allowed for the 6% line of credit was $3,182,655 and $2,489,960 as of December 31, 2022 and 2021, respectively. The outstanding balance of the facility was $2,118,952 and $2,185,413, as of December 31, 2022 and 2021, respectively.

The maximum borrowing allowed for the 4.35% lines of credit, was $1,069,800 and $1,131,800 as of December 31, 2022 and 2021, respectively. The outstanding balance of the facilities was $984,653 and $1,079,823 as of December 31, 2022 and 2021, respectively.

The line of credit with Alpha Bank of Greece is renewed annually with a current interest rate of 6.00%. The maximum borrowing allowed was $1,069,800 and $1,131,800 as of December 31, 2022 and 2021, respectively. The outstanding balance of the facility was $991,429 and $947,333, as of December 31, 2022 and 2021, respectively.

The Company entered into a line of credit with Pancreta Bank on February 23, 2021. The line of credit is renewed annually with a current interest rate of 6.10%. The maximum borrowing allowed as of December 31, 2022 and 2021was $1,487,022 and $565,900, respectively. The outstanding balance of the facility as of December 31, 2022 and 2021, was $1,232,128 and $489,985, respectively.

The Company entered into a line of credit with EGF on June 6, 2022. The line of credit is renewed annually with a current interest rate of 4.49%. The maximum borrowing allowed as of December 31, 2022 was $427,920. The outstanding balance of the facility as of December 31, 2022 was $431,512.

Under the agreements, the Company is required to maintain certain financial ratios and covenants. These lines of credit were assumed in the Company’s acquisition of Cosmofarm. As of December 31, 2022 and 2021, the Company was in compliance with these ratios and covenants.

The above lines of credit are guaranteed and backed by customer receivable checks and they are not considered to be a direct debt obligation for the Company. They are a type of factoring, where the postponed customer checks are assigned by the Company to the bank, in order to be financed at a pre-agreed rate.

Interest expense for the years ended December 31, 2022 and 2021, was $294,156 and $283,415, respectively.

NOTE 11 – CONVERTIBLE DEBT

A summary of the Company’s convertible debt during the years ended December 31, 2022 and 2021 is presented below:

	2022	2021

Beginning balance convertible notes	$640,000	$1,447,000
New notes	-	625,000
Payments	(525,000)	(907,000)
Conversion to common stock	(15,000)	(525,000)
Subtotal notes	100,000	640,000
Debt discount at year end	-	(258,938)
Convertible note payable, net of discount	$100,000	$381,062

All of the convertible debt is classified as short-term within the consolidated balance sheet as it all matures and will be paid back within fiscal year 2023.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

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

During the year ended December 31, 2021, the Company converted an aggregate total of $525,000 in principal and $25,144 in accrued interest and fees into 8,535 shares of the Company’s common stock at an average price per share of $64.50. Upon conversion, the 8,535 shares were issued at a fair value of $959,024 which was recorded as equity. Accordingly, upon conversion, the Company reduced its outstanding debt by $550,144, reduced its derivative liability by $284,169, and recorded a loss on extinguishment of $124,711.

On May 1, 2022 the Company issued 1,574 shares of common stock to convert the outstanding principal and accrued interest balance of $26,515. Following the conversion, the outstanding balance of the above Note is $0. Upon conversion, the 1,574 shares were issued at a fair value of $38,144 which was recorded as equity. Accordingly, upon conversion, the Company reduced its derivative liability by $11,629 (see Note 7).

The Company determined that the embedded conversion feature of the convertible promissory note meets the definition of a derivative liability which is accounted for separately. The Company determined a derivative liability exists and determined that the embedded derivative was valued at $456,570 which was recorded as a debt discount, and together with the original issue discount and transaction expenses of $43,000, in the aggregate of $499,570, is being amortized over the life of the loan. As of December 31, 2022 the full amount of the debt discount has been amortized and as of December 31, 2021 $494,973 of the debt discount had been amortized. As of December 31, 2022 and 2021, the fair value of the derivative liability was $0 and $5,822, respectively. For the years ended December 31, 2022 and 2021, the Company recorded a loss on the change in fair value of the derivative of $5,807 and a gain of $170,737, respectively.

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

Upon the consummation of a NEO listing, the total principal and accrued interest outstanding on the note will convert into shares of the Company’s common stock at a 25% discount to the prices of the common shares sold in the financing to be conducted in conjunction with the NEO listing. As a result of a NEO listing not being consummated on or before October 31, 2021, the note holder has the option, in part or in full, to have the note repaid with interest, or convert the note into Company common stock at a 25% discount to the 30-day volume-weighted average price of the Common Shares on the most senior stock exchange in North American on which the common shares are trading prior to conversion. As of December 31, 2022, the Company had a principal balance of $100,000 and had accrued $13,740 in interest expense.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

The Company determined that the embedded conversion feature of the convertible promissory note meets the definition of a derivative liability which is accounted for separately. The Company measured the embedded derivative valued at $62,619 which was recorded as a debt discount and additional paid-in capital and is being amortized over the life of the loan. As of December 31, 2022, the debt discount had been fully amortized. As of December 31, 2022 and 2021, the fair value of the derivative liability was $54,293 and $39,843, respectively. For the years ended December 31, 2022 and 2021, the Company recorded a loss of $14,450 and a gain of $22,776, respectively, from the change in fair value of derivative liability as other income in the consolidated statements of operations and comprehensive loss.

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

Upon the consummation of a Nasdaq listing, the total principal and accrued interest outstanding on the note will convert into shares of the Company’s common stock at a 30% discount to the prices of the common shares sold in the financing to be conducted in conjunction with the Nasdaq listing, subject to a conversion floor of $3.00. The Company determined that the embedded conversion feature of the convertible promissory note meets the definition of a beneficial conversion feature which is accounted for separately as of December 31, 2021. The Company measured the beneficial conversion feature’s intrinsic value on September 17, 2021, at $294,000 which, together with the OID of $25,000 was recorded as a debt discount and is being amortized over the life of the loan For the year ended December 31, 2021, $60,063 of the debt discount has been amortized. As of December 31, 2021, the Company had accrued a principal balance of $525,000, had accrued $15,166 in interest expense, and had remaining debt discount of $258,937 which resulted in a net convertible note payable of $266,063. On January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method. As a result of the adoption, on January 1, 2022, the Company recorded an increase to additional paid-in capital of $294,000 and a decrease to accumulated deficit of $53,248.

For the year ended December 31, 2022, $25,000 of the debt discount was reduced and recorded as a reduction to additional paid-in capital. As of December 31, 2022, the Company repaid the remaining outstanding balance of the note and thus its outstanding balance as of the end of the period was $0. For the year ended December 31, 2022, the Company amortized the remaining debt discount in the amount of $18,185 included in non-cash interest expense as of December 31, 2022.

Securities Purchase Agreement

On September 17, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with a third party whereby the Company agree to issue 5,000,000 shares of Series A Preferred Stock at a purchase price of $1.00 per share or $5,000,000 in the aggregate, and a Warrant (the “Warrant”) to purchase 100% of the number of shares of the Company’s Common Stock issuable upon conversion of the Series A Preferred Stock. The Series A Preferred Stock will be convertible into the Company’s Common Stock as determined by multiplying the number of shares of Series A Preferred Stock to be converted by the lower of (i) $100.00 or (ii) 80% of the average volume weighted average price for the Company’s Common Stock for the five (5) days prior to the date of Uplisting, subject to a floor of $75.00 per share. The shares of common stock issuable upon conversion of Series A Preferred Stock and exercise of the Warrants are subject to a Registration Right Agreement. The Warrant has an exercise price equal to 110% of the Conversion Price of the Series A Preferred Stock and expires five (5) years from the date of issuance.

The SPA is subject to certain conditions to close. As of December 31, 2021 and the date of this filing, the conditions to close had not been met, the funds have not been transferred, the preferred shares and the warrant was not issued. The SPA automatically terminated on March 31, 2022.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

Derivative Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2022 and 2021:

Amount
Balance on January 1, 2021	$460,728
Issuances to debt discount	62,619
Reduction of derivative related to conversions	(284,169)
Change in fair value of derivative liabilities	(193,513)
Balance on December 31, 2021	45,665
Issuances to debt discount	-
Reduction of derivative related to conversions	(11,629)
Change in fair value of derivative liabilities	20,257
Balance on December 31, 2022	$54,293

The fair value of the derivative conversion features and warrant liabilities as of December 31, 2022 and 2021 were calculated using a Monte-Carlo option model valued with the following assumptions:

	December 31,	December 31,
	2022	2021
Dividend yield	0%	0%
Expected volatility	87.9%-157.2%	106.8%-107.3
Risk free interest rate	1.46%-3.75%	0.41%-0.44
Contractual terms (in years)	1.25 - .75	.50 - .52

NOTE 12 – NOTES PAYABLE

A summary of the Company’s third-party debt during the years ended December 31, 2022 and 2021 is presented below:

December 31, 2022	Loan Facility	Trade Facility	Third Party	COVID Loans	Total
Beginning balance	$1,299,784	$6,207,010	$10,077,977	$641,291	$18,226,062
Proceeds	-	-	492,336	-	492,336
Payments	(240,705)	(2,795,786)	(9,494,823)	(10,029)	(12,541,343)
Conversion of debt	(1,190,000)	-	-	-	(1,190,000)
Recapitalized upon debt modification	(81,923)	(221,060)	(781,752)	-	(1,084,735)
Accretion of debt and debt discount	81,910	216,182	781,752	-	1,079,844
Foreign currency translation	130,934	(100,814)	22,414	(16,711)	35,823
Subtotal	-	3,305,532	1,505,078	207,377	5,017,987
Notes payable - long-term	-	(1,604,700)	(1,076,698)	(178,172)	(2,859,570)
Notes payable - short-term	$-	$1,700,832	$428,380	$29,205	$2,158,417

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

December 31, 2021	Loan Facility	Trade Facility	Third Party	COVID Loans	Total
Beginning balance	$3,302,100	$6,446,000	$12,631,284	$435,210	$22,814,594
Proceeds	-	-	565,900	-	565,900
Payments	(141,475)	(57,835)	(62,878)	(3,233)	(265,421)
Conversion of debt	(1,606,500)	-	(3,010,000)	-	(4,616,500)
Recapitalized upon debt modification	(86,670)	-	-	-	(86,670)
Debt forgiveness	-	-	-	(169,770)	(169,770)
Reclassification of Line of Credit	-	-	-	407,174	407,174
Foreign currency translation	(167,671)	(181,155)	(46,329)	(28,090)	(423,245)
Subtotal	1,299,784	6,207,010	10,077,977	641,291	18,226,062
Notes payable - long-term	-	(2,450,000)	(9,854,906)	(417,649)	(12,722,555)
Notes payable - short-term	$1,299,784	$3,757,010	$223,071	$223,642	$5,503,507

Our outstanding debt as of December 31, 2022 is repayable as follows:
December 31, 2022
2023	$2,158,417
2024	794,171
2025	1,729,737
2026	204,829
2027 and thereafter	130,833
Total debt	5,017,987
Less: notes payable - current portion	(2,158,417)
Notes payable - long term portion	$2,859,570

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

Loan Facility Agreement

On August 4, 2021, the Company entered into an exchange agreement for the existing loan facility agreement with Synthesis Peer-to-Peer Income Fund, whereby the Company agreed to the following:

•	Issue on August 4, 2021, 12,852 shares of common stock to settle $1,606,500 (€1,350,000) of debt. The Company recorded a gain on settlement of $292,383 upon the issuance of the 12,852 shares; and

•

Agreed to issue no more than 9,520 shares of common stock upon approval of the listing of the Company’s common stock on Nasdaq to settle $1,190,000 (€1,000,000) of debt. The Company issued these shares on February 28, 2022. Upon issuance of the 9,520 shares of common stock, the Company recorded a gain on extinguishment of debt in the amount of $216,580 determined using the fair value of the Company’s common stock at the commitment date of $102.25 per share.

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

The Company incurred non-cash interest expense of $81,910 during the period ended December 31, 2022 concerning the debt extinguishment effect on August 4, 2021. The principal debt balance was paid in full during the year ended December 31, 2022. As of December 31, 2022 and 2021, the Company has accrued interest expense of $12,853 and $4,414, respectively, and the principal balance of the debt is $0 and $1,299,784, respectively, which is classified as Notes payable on the consolidated balance sheets.

The debt is subject to acceleration in an Event of Default (as defined in the Notes). This agreement is secured by a personal guaranty of Grigorios Siokas, which is secured by a pledge of 40,000 shares of common stock of the Company owned by Mr. Siokas.

During Q2 2022, the Company informally agreed with the Lender to extend the maturity of the facility to September 30, 2022. During Q3 2022, the maturity of the facility was further informally extended to December 31, 2022. The Company reassessed and adjusted accordingly the accretion of the debt extinguishment effect described above.

Trade Facility Agreements

On May 12, 2017, SkyPharm entered into a Trade Finance Facility Agreement (the “TFF”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”) as amended on November 16, 2017, and May 16, 2018.

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

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

On March 3, 2022, the Company entered into a modification agreement to extend the maturity date to January 10, 2023 and payments under the $4,000,000 loan. The loan was considered a modification under ASC 470-50 because the change in the present value of cash flows is less than 10%. During June 2022, the Company agreed with the Lender to postpone the repayment of an installment of $500,000 due on June 30, 2022 (based on the extension agreement signed on March 3, 2022) until January 2023. Based on the updated cash flow test performed, the change in the present value of the cash flows was again less than 10% and the change is considered a modification. During September 2022 the Company agreed with the Lender to postpone the full repayment of the outstanding balance, $3,950,000, plus unpaid accrued interest until January 2023. The Company capitalized fees paid upon modification of €200,000 that are being amortized over the life of the loan. The Company incurred non-cash interest expense of $216,182 during the period ended December 31, 2022 concerning the above capitalized fees. During the year ended December 31, 2022, the Company repaid €175,000 ($187,215) of the €1,950,000 balance and $2,593,363 of the $4,000,000 balance such that as of December 31, 2022, the Company had principal balances of €1,775,000 ($1,898,895) and $1,406,637 under the agreements. As of December 31, 2022, the Company had accrued $309,365 in interest expense related to these agreements.

On January 31, 2023, the Company entered into a Settlement Agreement for the $4,000,000 Trade Finance Facility dated July 5, 2017 and later amended on June 10, 2019 that agreed to the full and final settlement of the Fund, the settlement of which is to be recorded on a binding basis. The Company paid $1,100,000 to the Fund on February 3, 2023, and the remaining outstanding balance was waived in full such that the balance of the Fund is now $0.

Third Party Debt

On November 16, 2015, the Company entered into a Loan Agreement with Panagiotis Drakopoulos, former Director and former Chief Executive Officer, pursuant to which the Company borrowed €40,000 ($42,832) as a note payable from Mr. Drakopoulos. The note bears an interest rate of 6% per annum and was due and payable in full on November 15, 2016. As of December 31, 2021, the Company had an outstanding principal balance of €8,000 ($9,054) and accrued interest of €6,318 ($7,151). As of December 31, 2022, the Company had an outstanding principal balance of €8,000 ($8,558) and accrued interest of €6,797 ($7,271).

Conversion of Senior Promissory Notes

In the year ending December 31, 2019, the Company executed Senior Promissory Notes (the “Debt”) in an aggregate total of $2,500,000 to an unaffiliated third-party lender (the “Lender”). In the year ended December 31, 2020, the Company executed additional Senior Promissory Notes to an unaffiliated third-party lender in an aggregate principal total of $510,000. As of December 31, 2020, the Company had an aggregate principal balance of $3,010,000 on this Debt and the Company had accrued $527,604 in interest expense. On February 5, 2021, The Company entered into an Amended and Restated Debt Exchange Agreement (the “Agreement”) with the Lender that provided for the issuance by the Company of 31,273 shares of common stock (the “Exchange Shares”), at the rate of $96.25 per share, in exchange for an aggregate of $3,010,000 principal amount of existing loans made by the Lender to the Company. The market price at the time this Agreement was negotiated was $82.00 per share and the Company recorded a gain on debt extinguishment of $445,636.

All accrued and unpaid interest, $563,613 as of December 31, 2021, as well as any unpaid fees, shall be paid in three (3) equal monthly installments following the closing of a planned Canadian public offering. Pursuant to this Agreement, Grigorios Siokas, the Company’s Chief Executive Officer and principal shareholder, will be released from all personal guarantees on the Debt. During October 2022, the Company repaid $436,383 of the outstanding interest and received forgiveness for the remaining balance of $127,230. Thus, the balance of the accrued interest as of December 31, 2022 is $0.

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

The May 18 Note is subject to acceleration in an Event of Default. Grigorios Siokas, the Company’s CEO, personally guaranteed repayment of the May 18 Note. The guaranty is unconditional and irrevocable and constitutes a guaranty of performance and of payment when due, and not just of collection. As of December 31, 2021 the Company had a principal balance of $2,000,000 on this note, which was classified as Notes payable long-term portion on the consolidated balance sheet. This note was modified during fiscal year 2022, see further discussion below.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

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

As of December 31, 2021, the Company had accrued an aggregate total of $210,574 in interest expense related to these loans. This note was modified during fiscal year 2022, see further discussion below.

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

On October 29, 2020, the Company entered into a debt exchange agreement with the lender whereby the Company issued 10,390 shares of common stock at the rate of $96.25 per share in exchange for an aggregate of $1,000,000 principal amount of the existing loan. The fair market value of the Company’s common stock on the date of exchange was $77.75 per share and as such, the Company recorded a gain of $192,205. Interest continued to accrue on the remaining debt and the converted amount until December 31, 2020. As of December 31, 2020, the Company had a principal balance of $2,000,000 on this note and prepaid interest of $8,514. As of December 31, 2021, the Company had a principal balance of $2,000,000 on this note, which was classified as Notes payable – long term portion on the consolidated balance sheet, and $60,166 in accrued interest expense. This note was modified during fiscal year 2022, see further discussion below.

Modification of May 18, 2020, July 3, 2020, and August 4, 2020 Senior Promissory Notes

On February 23, 2022, the Company entered into modification agreements to extend the due dates of the May 18 Note, July 3 Note, and August 4 Note to June 30, 2023 of $9,000,000, in the aggregate. The Company paid restructuring fees totaling $506,087 upon modification. The Company determined the modification should be recorded as debt extinguishment in accordance with ASC 470 because the present value of the remaining cash flows under the terms of the new debt instrument is at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. The Company recorded the new debt at fair value in the amount of $7,706,369 and a gain upon extinguishment in the amount of $787,544. During the year ended December 31, 2022, the Company repaid the aggregate principal balance of $7,000,000 and the aggregate accrued interest related to these notes in full and recorded non-cash interest expense in the amount of $1,293,631 for the accretion of debt. As of December 31, 2022, the Company had a principal balance of $0 in relation to the May 18 Note, July 3 Note, and August 4 Note.

November 19, 2020 Debt Agreement

On November 19, 2020, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($611,500). The note matures on November 18, 2025 and bears an annual interest rate, based on a 360-day year, of 3.3% plus .6% plus 6-month Euribor when Euribor is positive. Pursuant to the terms of the agreement, there is a nine-month grievance from the first deposit date, which was November 19, 2020, for principal repayment. The principal is to be repaid in 18 quarterly installments of €27,778 with the first payment due 9 months from the first deposit. During the year ended December 31, 2021, the Company repaid €55,556 ($62,878) of the principal and as of December 31, 2021, the Company had accrued interest of $5,642 related to this note and a principal balance of €444,444 ($503,022), of which $377,270 is classified as Notes payable – long term portion on the consolidated balance sheet. During the year ended December 31, 2022, the Company repaid €111,111 ($118,867) of the principal and as of December 31, 2022, the Company has accrued interest of $8,069 related to this note and a principal balance of €333,333 ($356,600), of which $237,733 is classified as Notes payable – long term portion on the accompanying consolidated balance sheet.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

July 30, 2021 Debt Agreement

On July 30, 2021, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($578,850). The note matures on August 5, 2026 and bears an annual interest rate that applies to 60% of the principal of the note that is based on a 365-day year, of 5.84% plus 3-month Euribor when Euribor is positive. Pursuant to the terms of the agreement, there is a nine-month grace period for principal repayment during which interest is accrued. The principal is to be repaid in 18 quarterly installments of €27,778 commencing three months from the end of the grace period. As of December 31, 2021, the Company has accrued interest of $3,100 and a principal balance of €500,000 ($565,900), of which $477,637 is classified as Notes payable – long term portion on the consolidated balance sheet. During the year ended December 31, 2022, the Company repaid €77,985 ($83,428) of the principal balance. As of December 31, 2022, the Company has accrued interest of $2,728 and a principal balance of €422,016 ($451,472), of which $336,788 is classified as Notes payable – long term portion on the accompanying consolidated balance sheet.

June 9, 2022 Debt Agreement

On June 9, 2022 the Company entered into an agreement with a third-party lender in the principal amount of €320,000 ($335,008). The Note matures on June 16, 2027 and bears an annual interest of 3.89% plus levy of 0.60% plus the 3-month Euribor (when positive). Pursuant to the agreement, there is a twelve-month grace period for principal repayment during which interest is accrued. The principal is to be repaid in 17 equal quarterly installments of €18,824 commencing on June 30, 2023. As of December 31, 2022 the Company has accrued interest of $8,379 and an outstanding balance of €320,000 ($342,336), of which $281,924 is classified as Notes payable – long term portion on the accompanying consolidated balance sheet.

August 29, 2022 Promissory Note

On August 29, 2022, the Company entered into a promissory note for the principal amount $166,667. The Company received $150,000 in cash and recorded $16,667 as an original issue discount upon issuance. The promissory note matures on the earlier of (a) December 27, 2022, or (b) the date the Company completes a debt or equity financing of at least $1,000,000. The debt carries an annual interest rate of 12% which is due upon maturity. During the three and nine months ended December 31, 2022, the Company has recorded amortization of debt discount of $16,667 in relation to the original issue discount. As of December 31, 2022, the Company has repaid the principal balance in full and has a balance of $5,041 in accrued interest related to this note.

 COVID-19 Government Loans

On May 12, 2020, the Company’s subsidiary, SkyPharm, was granted and on May 22, 2020 the Company received a €300,000 ($366,900) loan from the Greek government. The loan will be repaid in 40 equal monthly installments beginning on July 29, 2022. As a condition to the loan, the Company was required to retain the same number of employees until October 31, 2020. During the year ended December 31, 2021, the Company received a waiver of 50% forgiveness of the loan and recorded $177,450 as other income. As of December 31, 2021 the principal balance was $169,770. As of December 31, 2022, the principal balance was $150,441.

On June 23, 2020, the Company’s subsidiary, Cosmofarm, entered into an agreement with the “National Bank of Greece SA” (the “Bank”) to borrow a maximum of €500,000 ($611,500). The note has a maturity date of sixty (60) months from the date of the first disbursement, which includes a grace period of nine months. The total amount of the initial proceeds was paid in 3 equal monthly installments. The note is interest bearing from the date of receipt and is payable every three (3) months at an interest rate of 2.7%. During the year ending December 31, 2022, the Company reclassified $407,174 from Lines of Credit on the consolidated balance sheet to Notes Payable. The outstanding balance was €323,529 ($346,112) and €359,758 ($407,174) on December 31, 2022 and 2021, respectively of which $220,253 and $366,171, respectively, is classified as Notes payable - long-term portion on the consolidated balance sheets.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

On June 24, 2020, the Company received a loan £50,000 ($68,310) from the United Kingdom government. The loan has a ten-year maturity and bears interest at a rate of 2.5% per annum beginning 12-months after the initial disbursement. The Company may prepay this loan without penalty at any time. The Company repaid £2,335 ($3,233) of principal during the year ended December 31, 2021, and the balance as of December 31, 2021 was £47,665 ($64,347). As of December 31, 2022, the principal balance was £47,144 ($56,936).

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

As discussed in Note 3, the Company attributed no value to the shares received in Marathon pursuant to (a) above. In relation to the CAD $2 million cash received noted in (b) above, the Company accounted for its obligation to issue a variable number of the Company’s Common Shares as Share-settled debt obligation in accordance with ASC 480 measured at fair value or the settlement amount of $1,554,590 (CAD $2 million). If settlement were to occur on December 31, 2022, the Company would be required to issue 420,471 common shares to settle its debt obligation. The Company could be obligated to potentially issue an unlimited number of common shares to settle its Share-settled debt obligation. If such events were to occur, the Company would be required to increase its authorized share capital and since increasing the authorized share capital is within the control of the Company, as our CEO controls greater than 50% of the outstanding common stock of the Company, the original classification of equity-classified financial instruments issued by the Company were not affected.

On March 20, 2023, the Company’s Legal counsel provided notice to Marathon Global Inc, that Cosmos terminated the Equity agreement dated on March 19, 2018 pursuant to Section 3.2 and that termination is effective thirty days from the date of the letter.

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

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

The Company’s weighted-average remaining lease term relating to its operating leases is 5.49 years, with a weighted-average discount rate of 6.74%.

The Company incurred lease expense for its operating leases of $210,463 and $260,664 which was included in “General and administrative expenses,” for the years ended December 31, 2022 and 2021, respectively.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of December 31, 2022:

Maturity of Lease Liability
2023	$216,409
2024	217,051
2025	144,252
2026	107,851
2027 and thereafter	297,407
Total undiscounted operating lease payments	$982,970
Less: Imputed interest	(161,904)
Present value of operating lease liabilities	$821,066

The Company’s weighted-average remaining lease term relating to its finance leases is 3.27 years, with a weighted-average discount rate of 6.74%.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s finance leases as of December 31, 2022:

Maturity of Lease Liability
2023	$113,699
2024	97,540
2025	68,516
2026	41,634
2027 and thereafter	17,452
Total undiscounted finance lease payments	$338,841
Less: Imputed interest	(35,337)
Present value of finance lease liabilities	$303,504

The Company had financing cash flows used in finances leases of $99,906 and $92,105 for the years ended December 31, 2022 and 2021, respectively.

The Company incurred interest expense on its finance leases of $16,467 and $11,576 which was included in “Interest expense,” for the years ended December 31, 2022 and 2021, respectively. The Company incurred amortization expense on its finance leases of $85,696 and $97,270 which was included in “Depreciation and amortization expense,” for the years ended December 31, 2022 and 2021, respectively.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of December 31, 2022, the following litigations were pending. None of the below is expected to have a material financial or operational impact.

Solgar Inc. sued SkyPharm SA for product homogeneity regarding the nutraceutical line “Sky Premium Life”. As a result, Solgar requested the prohibition for SkyPharm to manufacture, import and sell, market or in any way possess and distribute, including Internet sales and advertise in any way in the Greek market of “Sky Premium Life” due to homogeneity with Solgar’s products. Lawsuit with data no 4545/2021 of the company “Solgar Inc.” against SkyPharm before the Court of First Instance of Thessaloniki, according to which Solgar Inc. requests to prohibit SkyPharm SA’s use of the nutraceutical line “Sky Premium Life” packages as its characteristics are similar to Solgar Inc.’s and is also seeking the withdrawal of existing ones from the market. Solgar Inc. has further requested to be awarded compensation for non-pecuniary damage amounting to €20,000 (financial obligation). The case was heard on January 28, 2022, and the decision numbered 8842/2022 of the court of Thessaloniki was issued, which, accepted our claims and dismissed the Solgar’s I.N.C. lawsuit.

Compilation and submission of a memorandum against the National Medicines Agency with no. 127351/16.12.2021 document. On July 22, 2015, the National Medicines Agency approved the license of wholesale sale of pharmaceutical products of the pharmaceutical company under the name SkyPharm SA with set validity at five years and an expiration date of July 22, 2020. Subsequently, SkyPharm SA on June 15, 2020, legally and timely submitted the application for renewal of the wholesale license of pharmaceutical products to the National Medicines Agency even though the period under review is characterized by the COVID – 19 pandemic The National Medicines Agency did not respond, therefore the Company asked from the lawyer to immediately ask for the decision of the renewal. Two months after the filing of no. 3459 / 15.01.2021 letter of the attorney and almost nine months after the no. 627615.06.2020 company application for the renewal and the National Medicines Agency replied by rejecting the renewal request on March 9, 2021 (ref. 62769 / 20-25.02.2021). In addition, document No. 127351-16.12.2021 of EOF to SkyPharm states that after an inspection of EOF at the premises of the company “Doc Pharma”, SkyPharm did not have a wholesale license in force in violation of article 106 par. 1b and par. 1c of the ministerial decision D.YG3a / GP.32221 / 29-4-2019 and issued invoices dated February 26, 2021 and March 8, 2021). The National Medicines Agency has not yet replied to the renewal request.

Order for payment by the court which derived from a fine related to tax audit that concerns financial year 2014. The ruling with no. 483/16.12.2020 was against Cosmofarm SA. The defendant appealed against the decision by the ruling with no.11541/09.03.2021.This appeal was dismissed due to inactive passage of 120 days. Because of this inactive passage, Cosmofarm appealed against Greek tax authorities, no.6704/29.11.2021. There was an obligation of additional tax and fines imposition of €91,652 that Cosmofarm has already paid and claim back through the appeal (financial claim). As of December 31, 2022, the trial is still pending.

Advisory Agreements

On July 1, 2021, the Company entered into a two-year advisory agreement with a third party (the “Consultant”) for advisory and consulting services related to the Company’s intention to become listed on NASDAQ. Peter Goldstein, a then director of the Company is a principal of the Consultant. As consideration for services rendered, the Company will pay the consultant 4,000 a month until the Company commences trading on NASDAQ. Upon NASDAQ listing, the Company shall pay $10,000 per month, with $4,000 per month paid on a monthly basis and $6,000 per month accrued until such time as the Company raises an aggregate of $10,000,000. In addition, the consultant will receive a $100,000 bonus upon NASDAQ listing and when the Company has raised an aggregate of $10,000,000. The $100,000 bonus was incurred and settled within 2022. Finally, the Company has agreed that the Consultant shall receive a total of 10,000 shares of the Company’s common stock, 2,000 of such shares that have been previously issued pursuant to previous agreements and 8,000 shares to be issued when the Company commences trading on NASDAQ. As of December 31, 2022, 17,258 additional shares have been issued to the Consultant concerning the Company’s listing on Nasdaq.

On July 7, 2021, the Company entered into an agreement with a non-exclusive financial advisor and placement agent. The term of the agreement is a minimum of 45 days and will continue until 5 business days following the date in which a party receives written notice from the other party of termination. As consideration for services rendered, the Company shall pay: a) a cash fee equal to 10% of the gross proceeds of any securities sold in the offering payable at closing of the offering from the gross proceeds of the offering; b) 1% of the gross proceeds of any securities sold in the offering payable at closing of the offering from the gross proceeds of the offering for unaccountable expenses; c) warrants to purchase shares of the Company’s common stock equal to 10% of the number of shares issued in the offering or to be issued thereafter upon conversion of any convertible securities issued in the offering. These warrants will have a 5-year term and an exercise price equal to the price per share of common stock sold in the offering or conversion or exercise price into common stock of any convertible security sold and will have the same provisions, terms, conditions, rights and preferences as the securities sold in the offering; d) a cash fee equal to 10% of the exercise price of all securities constituting warrants, options or other rights to purchase securities sold in the offering payable only upon exercise. The above agreement was finalized through the November 21, 2022 settlement agreement and the placement agent received $52,500 of cash compensation, 17,500 of free trading shares and 22,500 restricted shares included in shares issued in lieu of cash on the accompanying statement of changes in stockholders' equity (deficit) and mezzanine equity as of December 31, 2022.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

On July 7, 2021, the Company entered into a 6-month agreement with a non-exclusive agent, advisor or underwriter in any offering of securities of the Company. At the closing of any offering the Company will compensate the agent: a) a cash fee or as an underwritten offering an underwriter discount equal to 7% of the aggregate gross proceeds raised in each offering. For all investors referred directly to the Company by the agent, a cash fee or as an underwritten offering an underwriter discount equal to 5% of the aggregate gross proceeds invested by such investors, b) the Company shall issue to the agent or its designees at each closing, warrants to purchase shares of the Company’s common stock equal to 5% of the aggregate number of shares of common stock placed in each offering, c) out of the proceeds of each closing, the Company also agreed to pay the agent up to $35,000 for non-accountable expenses (up to $50,000 for a public offering) along with up to $50,000 for fees and expenses of legal counsel and other out-of-pocket expenses (increase to up to $100,000 for public offerings) plus additional miscellaneous costs. The agent would also have the right of first refusal from the date of the agreement until the 12-month anniversary following consummation of any offerings for total proceeds of at least $3 million raised by investors introduced by the agent.

On August 25, 2022, the Company signed a 4-month agreement with a consultant for a marketing/media plan and the development of a forward-looking strategy for the Company. The Consultant’s compensation for the above services amounted to $150,000, $75,000 all of which has been paid as of December 31, 2022.

Research & Development Agreements

On June 26, 2022, the Company signed an R&D agreement with a third party, through which the Company assigns the third party the support of the Research and Development department with the implementation of two projects related to the development of new products and services in the field of health focusing on the human intestinal microbiome. The cost of the project amounts to EUR 820,000 and is allocated to certain phases of the projects. It will be due and payable upon completion of the corresponding phases.

NOTE 15 – EARNINGS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to the Company, decreased with respect to net income or increased with respect to net loss by dividends declared on preferred stock by using the weighted-average number of common shares outstanding. The dilutive effect of incremental common shares potentially issuable under outstanding options, warrants and restricted shares is included in diluted earnings per share in 2022 and 2021 utilizing the treasury stock method. The computations of basic and diluted per share data were as follows:

	2022	2021
Numerator for Basic and Diluted Earnings Per Share:
Net loss	$(63,945,285)	$(15,594,682)
Denominator for Basic Earnings Per Share:
Weighted Average Shares	1,928,172	656,933
Potentially Dilutive Common Shares	-	-
Adjusted Weighted Average Shares	1,928,172	656,933
Basic and Diluted Net Loss per Share	(33.16)	(23.74)

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

The following table summarized the potential shares of common stock that were excluded from the computation of diluted net loss per share for the years ended December 31, 2022 and 2021 as such shares would have had an anti-dilutive effect:

	2022	2021
Common Stock Warrants	4,194,236	142,713
Common Stock Options	-	1,480
Convertible Debt	8,827	8,759
Total	4,203,063	152,952

NOTE 16 – STOCK OPTIONS AND WARRANTS

As of December 31, 2022, there were 0 options outstanding and 0 options exercisable.

A summary of the Company’s option activity during the years ended December 31, 2022 and 2021 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, January 1, 2021	62,000	$1.19	0.60	$242,200
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	(25,000)	-	-	-
Balance Outstanding, December 31, 2021	37,000	$1.32	0.01	$75,850
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	(37,000)	-	-	-
Balance Outstanding, December 31, 2022	-	$-	-	$-

Exercisable, December 31, 2022	-	$-	-	$-

Omnibus Equity Incentive Plan

On September 19, 2022 the Company held a Board of Directors meeting, whereas, the Board of Directors had elected to adopt an Omnibus Equity Incentive Plan (the “Plan”), that includes reserving 200,000 shares of common stock eligible for issuance under the Plan to be registered on a Form S-8 Registration Statement with the SEC. The Plan is designed to enable the flexibility to grant equity awards to the Company’s officers, employees, non-employee directors and consultants and to ensure that it can continue to grant equity awards to eligible recipients at levels determined to be appropriate by the Board and/or the Compensation Committee. According to the Proxy Statement filed with the SEC on October 20, 2022 the Plan was subject to final approval by the Company’s stockholders at the Annual Meeting of Stockholders held on December 2, 2022 when the Plan was approved.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

Warrant Anti-Dilution Adjustment and Deemed Dividend

The Company’s warrants outstanding contain certain anti-dilution adjustments if the Company issues shares of its common stock at a lower price per share than the applicable exercise price of the underlying warrant. If any such dilutive issuance occurs prior to the exercise of such warrant, the exercise price will be adjusted downward to a price equal to the common stock issuance, and the number of warrants that may be purchase upon exercise is increased proportionately so that the aggregate exercise price payable under the warrant shares shall be the same as the aggregate exercise price in effect immediately prior to such adjustment. On December 21, 2021, the Company issued its common stock upon conversion of its convertible debt at an issuance price of $50.50 per share. As a result, the Company issued additional warrants to the Company’s existing warrant holders to purchase 101,343 shares of common stock with an exercise price of $50.50 per share. The new warrants were issued with a weighted average contractual term of 2.04 years. The deemed dividend was recorded as an increase to accumulated deficit and additional paid-in capital and reduced net income available to common shareholders by the same amount. The Company valued (a) the fair value of the warrants immediately before the re-pricing in the amount of $1,915,077, (b) the fair value of the warrants immediately after the re-pricing in the amount of $9,548,110, and (c) recorded the difference as deemed dividend in the amount of $7,633,033. The warrants were valued using the Black-Scholes option pricing model using the following terms: a) fair value of common stock of $93.75, b) exercise prices of $125.00, $150.00 and $187.50 before re-pricing, c) exercise price of $50.50 after re-pricing, d) terms of 1.40 years, 1.97 years, 2.20 years and 2.26 years, e) dividend rate of 0%, and f) risk free interest rate of 0.41%.

As of December 31, 2022, there were 4,194,236 warrants outstanding and 4,194,236 warrants exercisable with 4,180,902 warrants having expiration dates from May 2023 through December 2027 and 13,334 warrants with no expiration date.

A summary of the Company’s warrant activity for the years ending December 31, 2022 and 2021 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, January 1, 2021	45,587	$160.25	3.01	$-
Granted	101,343	50.50	2.04	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2021	147,930	$50.50	2.04	$4,992,621
Granted	9,030,301	5.96	4.18	-
Forfeited	(424,767)	-	-	-
Exercised	(4,559,228)	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2022	4,194,236	$8.31	5.04	$2,562,600

Exercisable, December 31, 2022	4,194,236	$8.31	5.04	$2,562,600

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

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

The Company disaggregates revenue by country to depict the nature and economic characteristics affecting revenue. The following table presents our revenue disaggregated by country for the years ended:

Country	2022	2021
Croatia	$38,596	$18,441
Cyprus	92,685	112,640
Denmark	-	53,710
Germany	-	13,370
Greece	49,812,839	55,564,240
Italy	-	15,446
UK	403,532	461,820
Total	$50,347,652	$56,239,667

NOTE 18 – SUBSEQUENT EVENTS

Loan Agreement with Doc Pharma

On January 1, 2023, SkyPharm SA (“the Lender”) signed a loan agreement with Doc Pharma SA (“the Borrower”) for €4,000,000 relating to the prepaid balance the Lender has due from the Borrower. The balance of SkyPharm SA due from DocPharma SA as of December 31, 2022, had increased to EUR 7,103,706 ($7,599,545),  which was mainly attributable to the prepayments SkyPharm SA made in accordance with the CMO  agreement and the orders and sales of the SPL products the Company expects to achieve  within 2023.The duration of the loan will be for a 10-year period up to December 1, 2032 (“the Maturity date”). It will bear a fixed interest rate of 5.5% payable on monthly basis and will be repayable in 120 equal instalments of €33,333. The loan may be prepaid anytime during its term, in full or partially based on the Company’s product requirements & other factors, without Doc Pharma incurring any prepayment penalty.

Purchase of Land and Buildings

On January 6, 2023, the Company signed a purchase agreement with a third party to acquire buildings and a lot, in Montreal, Canada, of approximately 450 square meters for use as a warehouse and to establish a distribution center for its nutraceutical products in Canada. The total purchase price was $3,950,000. The Company has paid in advance, approximately $1.2 million, related to this agreement.

Amendment to Distribution Agreement

On January 20, 2023, the Company amended the initial Distribution Agreement dated September 22, 2022 with the first purchase order to market and distribute Virax Biolabs’ (Nasdaq: VRAX) ViraxClear branded COVID-19 and Influenza A+B Antigen Combo Rapid Detection Kits. The Company will have exclusive distribution rights for Greece and Cyprus, with the opportunity to distribute the ViraxClear branded test kits across Europe on a non-exclusive basis.

Settlement Agreement

On January 31, 2023, the Company entered into a Settlement Agreement with a Third-Party Lender for the $4,000,000 Trade Finance Facility (the “Fund”) dated July 5, 2017 and later amended on June 10, 2019 that agreed to the full and final settlement of the Fund, the settlement of which is to be recorded on a binding basis. The Company paid $1,100,000 to the Fund on February 3, 2023 and the remaining outstanding balance was waived in full such that the balance of the Fund is now $0.

Stock Buyback Program

On January 24, 2023 the Company announced that its Board of Directors has approved a share repurchase program with authorization to purchase up to $3 million of its common stock. Cosmos may repurchase shares from time to time through open market purchases in accordance with applicable securities laws and other restrictions.

Departure and Appointment of Certain Officers

On February 1, 2023, the Company announced the appointment of Nikos Bardakis, who comes with over two decades of international branded pharmaceutical sector experience, as the Chief Operating Officer (COO). Nikos Bardakis succeeded Pavlos Ignatiades, who assumed the position of Chief Communications Officer (CCO).

Repayment of Convertible Promissory Note

On February 7, 2023 the Company fully repaid the outstanding balance and interest of the January 7, 2021, $100,000 Convertible Promissory Note.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

December 31, 2022

Acquisition of a Pharmaceutical Company

On March 7, 2023, the Company announced that it has entered into a material definitive agreement with a Greek pharmaceutical company that manufactures, sells, distributes, and markets original branded products researched and developed by leading global pharmaceutical and healthcare companies. This material definitive agreement is pursuant to the Binding Letter of Intent dated July 19, 2022, and amended on January 10, 2023. On February 28, 2023, Cosmos Health injected €4.1 million into this pharmaceutical company, which will allow it to emerge from an entity at a restructuring stage, as an entity with a robust balance sheet and a strong foundation for future growth. The next phase is the execution of a Stock Purchase Agreement to be concluded no later than May 1, 2023.

Acquisition of a Telehealth Company

On March 17, 2023, the Company announced that it has entered into a definitive agreement to a Telehealth Company for an undisclosed sum. The Sale and Purchase Agreement (“SPA”) was signed on March 17, 2023, and the transaction is closed on April 3, 2023.

Termination of Equity Agreement

On March 20, 2023, the Company’s Legal counsel provided notice to Marathon Global Inc, that Cosmos terminated the Equity agreement dated on March 19, 2018, pursuant to Section 3.2 and that termination is effective thirty days from the date of the letter.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2022,  as the result of the below weaknesses.

AS 2201 and the SEC define the term “material weakness” as “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.” We had the following material weaknesses at December 31, 2022 set forth below:

•	The Company has a lack of proper segregation of duties.

•

The Company’s internal control structure lacks multiple levels of review and oversight and does not have appropriate IT General Controls (ITGCs) for the applications used in the Financial Reporting process, caused by lack of design of relevant controls and overall IT risk management.

Remediation of Deficiencies and Material Weaknesses

We are in the process of remediating all material weaknesses present in our internal controls.

- The Company has a lack of proper segregation of duties.

We are in the process of updating the organizational chart in order to reallocate roles among personnel and emphasize sharing the responsibilities of key business processes by distributing the discrete functions of these processes to multiple people and departments. Specifically, we have delegated the following processes to different personnel; authorization, custody, recordkeeping, and reconciliation. For example, a manager authorizing discount sales is not responsible for maintaining accounts receivable records or handling cash receipts. In addition, we have set access rights at the data and our software based on the job responsibilities and level of the personnel, therefore unauthorized users are not able to change any data on the system or process to bank transactions.

- The Company’s internal control structure lacks multiple levels of review and oversight and does not have appropriate IT General Controls (ITGCs) for the applications used in the Financial Reporting process, caused by lack of design of relevant controls and overall IT risk management.

We are in the process of developing multiple levels of review based on job responsibilities and level of personnel. For example, management reviews whether the bank reconciliations are being prepared on a timely basis by the preparer and whether there are discrepancies between the general ledger and the bank statements. Another example is the review of management accounting information by the CFO and his authorization for material transactions and adjustments. Also, the payroll is prepared by an outsourcing company, which is then reviewed by the Accountant and then the CFO approves the payroll expense and proceeds to payments. Furthermore, we are in the process of assessing a new financial reporting application that will be used by all the companies of the Group and would be able to support, process financially relevant information, provide financially relevant reporting and house financially relevant interfaces and application controls in order for us to more efficiently establish IT General Controls to a single and more reliable application.

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

Item 9B. Other Information

None

 PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and officers are listed below. Each of our directors will serve for one year or until their respective successors are elected and qualified. Our officers serve at the pleasure of the Board.

Name	Age	Position

Grigorios Siokas	57	CEO and Director

Pavlos Ignatiades	60	Chief Communications Officer

Georgios Terzis	41	CFO

Nikolaos Bardakis	54	COO

Demetrios G. Demetriades	56	Secretary and Audit Committee Member

Manfred Ziegler	62	Director and Advisory Board Member

John J. Hoidas	56	Director and Audit Committee Member

Anastasios Aslidis	62	Director and Audit Committee Chairman

Grigorios Siokas joined us as CEO, CFO and Director on February 26, 2016. He has over 20 years’ experience in the pharmaceutical industry. Since 2014, he has served as the CEO and Operations Manager of SkyPharm SA a wholly owned subsidiary of the Company. SkyPharm SA is a pharmaceutical company located in Greece that mainly exports medicines from Greece to other European countries, such as Germany, England and Denmark. Prior to 2014, Mr. Siokas worked in a variety of sectors of the pharmaceutical industry mostly in the trading of medicines in Greece and other European countries. Additionally, since 2000 he has been a major shareholder in various pharmaceutical companies such as: Ippokratis Pharmaceuticals, (annual sales of over € 78 million); Thrakis Pharmaceuticals, (annual sales of over € 20 million); Thessalias Pharmaceuticals, (annual sales of over € 18 million); and ZED Pharma SA, (annual sales of over € 35 million). During the 1990s, Mr. Siokas founded and operated a marble wholesale import – export company in Germany. Within a period of two years he became the 4th biggest Greek marble importer in Germany. He also ran a Tour Operation with many different airlines, serving millions of customers. Grigorios Siokas has a Bachelor’s Degree in Geology from the Aristotle University of Thessaloniki, Greece. He received a Master’s in management and finance from the University of Stuttgart and the University of Tuebigen, Germany.

Pavlos Ignatiades was elected COO on November 11, 2020 and on February 1, 2023, he was succeeded by Nikolaos Bardakis. He then assumed the position of Chief Communications Officer (CCO). He was a senior portfolio manager and the CEO of INVESTMENT ANALYSIS S.A for over 10 years operating in the Athens Stock Exchange. He worked as an independent financial analyst for listed companies in Greece and abroad while he oversaw foreign funds (American and Asian) targeted at Greek innovative companies. From the beginning of Cosmos Health until February 2023, he was in charge of the daily activities of all subsidiaries and overviews all strategic tasks of the organization.

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

Nikolaos Bardakis was appointed as COO on February 1, 2023, succeeding Mr Pavlos Ignatiades. Mr Bardakis was for more than 11 years, the National Sales Director for Servier Hellas, a multinational pharmaceutical company specializing in the areas of Cardiovascular, Central Nervous System and Metabolic diseases, where he led a cross functional client focused team comprised of Sales, Trade, Marketing and Business Development personnel, managing over 130 employees. He gained international exposure, participating in several boards and meetings focused on European level design and launch projects, pioneering in international operations. Mr. Bardakis received a BS in Finance from American College of Greece along with relevant studies in Natural Sciences.

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

Dr. Manfred Ziegler was elected as Director on the AGM held on December 2, 2022. Dr. Ziegler has over 30 years of executive management, financial, and operational experience, as well as extensive expertise in mergers and acquisitions, with a particular focus on high-growth public and private companies. Notably, Dr. Manfred Ziegler served as Chief Executive Officer of CC Pharma, a leading German distributor of pharmaceutical and medical products into more than 24 countries. Dr. Ziegler was instrumental in the restructuring of CC Pharma and contributed to the acquisition of CC Pharma by Aphria (NYSE:APHA) in 2019. Before joining CC Pharma, Dr. Ziegler founded, built and managed several companies in the automotive, food and medical industries, both domestic and international. Currently, Dr. Manfred Ziegler is a managing director and founder of Conzima GmbH, a business management consultancy firm focused on restructuring and reorganizing business processes to improve operational efficiency. Dr. Ziegler received a degree in business administration from University of Mannheim.

John J. Hoidas was elected a Member of the Company’s Board of Directors on November 18, 2016. He was also elected to the Audit Committee during the fiscal year 2021. Mr. Hoidas is a wealth management professional with extensive experience in the capital markets and specifically in the financing of pharmaceutical companies. He is currently the senior vice president of Uhlmann Price Securities based in Chicago. Over the previous years he achieved to raise significant amounts of capital for late stage pre-IPO companies such as Organovo (ONVO), Invivo Therapeutics (NVIV) and Matinas BioPharma (MTNB) to name a few. He has served as a broker dealer to the following firms: Kingsbury Capital Investment Advisors, Kingsbury Capital LLC, Spencer Trask Ventures.

Dr Anastasios Aslidis was elected to serve on the Board of Directors and was appointed as a chair of the Audit Committee, on April 28, 2022, He has been the CFO, Treasurer and a member of the BoD of EuroDry. He is also member of the BoD, Treasurer and CFO of Euroseas since September, 2005. He also served as consultant to the BoD of shipping companies (public and private) advising on strategy development, asset selection and investment timing. Dr. Aslidis holds a Ph.D. in Ocean Systems Management from the MIT, M.S. in Operations Research and M.S. in Ocean Systems Management also from the MIT, and a Diploma in Naval Architecture and Marine Engineering from the National Technical University of Athens.

Cosmos Health Board Diversity Matrix

The table below provides certain information with respect to the composition of the Board. Each of the categories listed in the table has the meaning ascribed to it in NASDAQ Listing Rule 5605(f)(1). Cosmos Health intends to appoint one diverse director by December 31, 2023, in compliance with Rule 5605(f)(2)(D).

You may also refer to the following link of the Company’s website for its Diversity Matrix:

https://www.cosmosholdingsinc.com/images/pdf/Cosmos_Board_Diversity_Matrix.pdf

Board Diversity Matrix (as of March 1, 2023)
Total Number of Directors	5
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	-	5	-	-
Part II: Demographic Background
African American or Black	-	-	-	-
Alaskan Native or Native American	-	-	-	-
Asian	-	-	-	-
Hispanic or Latinx	-	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-
White	-	5	-	-
Two or More Races or Ethnicities	-	-	-	-
LGBTQ+	-
Did Not Disclose Demographic Background	-

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

Audit Committee

We have a separately designated standing audit committee, which is appointed by our Board of Directors. On April 28, 2022, Dr Anastasios Aslidis was elected to serve on the Board of Directors and was appointed as a chair of the Audit Committee, replacing Mr Peter Goldstein, who submitted his resignation on the same date. Our three independent directors, Anastasios Aslidis, John Hoidas and Demetrios Demetriades serve on the Audit Committee. The primary function of the committee is to assist the Board of Directors in overseeing (1) the financial reporting and accounting processes of the Company, and (2) the financial statements audits of the Company. The Committee also prepares a written report to be included in the annual proxy statement of the Company pursuant to the applicable rules and regulations of the “SEC”. In furtherance of these purposes, the Committee shall maintain direct communication among the Company’s independent auditors and the Board of Directors. The independent auditors and any other registered public accounting firm engaged in preparing or issuing an audit report or performing other audit review or attest services for the Company shall report directly to the Committee and are ultimately accountable to the Committee and the Board of Directors.

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

Director Independence

Our board of directors has determined that John Hoidas,Anastasios Aslidis, Manfred Ziegler and Demetrios G. Demetriades qualify as an “independent board member” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2021, no person failed to file, on a timely basis, any identified report required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2022.

Code of Ethics

We have adopted a Code of Ethics for Financial Executives, which includes our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics has previously been filed as an exhibit with the SEC.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal year ended December 31, 2022 and 2021.

SUMMARY COMPENSATION TABLE

Name	YE 12/31	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Grigorios	2022	-	600,000	(8)	-	-	-	-	-	600,000
Siokas (1)	2021	-	-		-	-	-	-	-	-

Georgios	2022	22,121	50,000		-	-	-	-	36,000	108,121
Terzis (2)	2021	42,843	-		-	-	-	-	-	42,843
Pavlos	2022	-	10,000		-	-	-	-	-	10,000
Ignatiades(3)	2021	-	-		-	-	-	-	-	-
Manfred	2022	-	10,000		-	-	-	-	-	10,000
Ziegler (4)	2021	-	-		-	-	-	-	-	-
Anastasios	2022	-	25,000		-	-	-	-	37,500	62,500
Aslidis(5)	2021	-	-		-	-	-	-	-	-
John	2022	-	10,000		-	-	-	-	-	10,000
Hoidas(6)	2021	-	-		-	-	-	-	-	-
Demetrios G.	2022	-	10,000		-	-	-	-	-	10,000
Demetriades (7)	2021	-	-		-	-	-	-	-	-

________________

(1)	Mr. Siokas became the Company’s Chief Executive Officer and Director of the Company in 2016.
(2)

Mr. Terzis became the Company’s Chief Financial Officer on November 11, 2020. His compensation of $36,000 is in accordance with the consulting agreement he has signed with the Company at a $3,000 monthly rate.

(3)	Mr. Ignatiades was elected COO on November 11, 2020 and on February 1st 2023, he was succeeded by Nikolaos Bardakis. He then assumed the position of Chief Communications Officer (CCO).
(4)	Manfred Ziegler was elected as Director at the AGM held on December 2, 2022.
(5)

Dr Anastasios Aslidis was elected to serve on the Board of Directors and was appointed as a chair of the Audit Committee on April 28, 2022. The $37,500 of compensation related to director fees for the period ended December 31, 2022.

(6)	John J. Hoidas was appointed a Member of the Company’s Board of Directors on November 18, 2016.
(7)	Demetrios G. Demetriades was elected as Secretary and Director of the Company effective January 13, 2014.
(8)

On May 10, 2021, Mr. Siokas entered into a Debt Exchange Agreement in order to settle a lawsuit alleging profits made by him as a result of a Section 16(b) violation under the Securities Exchange Act of 1934.  Under this agreement, Mr. Siokas forgave $600,000 of an existing loan payable.

Narrative Disclosure to the Summary Compensation Table

There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2022.

OUTSTANDING EQUITY AWARDS AT YEAR END

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options		Option Exercise	Option Expiration	No. of Shares or Units of Stock that Have Not	Market Value of Shares or Units of Stock that Have Not	Equity Incentive Plan Awards: No. of Unearned Shares, Units or Other Rights That Have Not
Name	Exercisable	Un-exercisable	Price ($)	Date	Vested (#)	Vested ($)	Vested

Grigorios Siokas	-	-	-	-	-	-	-

Georgios Terzis	-	-	-	-	-	-	-

Pavlos Ignatiades	-	-	-	-	-	-	-

Demetrios G. Demetriades	-	-	-	-	-	-	-

Director Compensation

During the fiscal year ended December 31, 2022, $37,500 were paid to Dr Anastasios Aslidis as director fees and $25,000 as bonus for the services rendered within 2022. Additionally, Dr Manfred Ziegler, Mr Demetrios G. Demetriades, and Mr John Hoidas all received cash bonuses in the amount of $10,000  each ($30,000 in total) for the services rendered during the year ended December 31, 2022.

In the future we may grant options to our directors to purchase shares of common stock as determined by our Board of Directors or a compensation committee that may be established.

Omnibus Equity Incentive Plan

On September 19, 2022 the Company held a Board of Directors meeting, whereas, the Board of Directors had elected to adopt an Omnibus Equity Incentive Plan (the “Plan”), that includes reserving 200,000 shares of common stock eligible for issuance under the Plan to be registered on a Form S-8 Registration Statement with the SEC. The Plan is designed to enable the flexibility to grant equity awards to the Company’s officers, employees, non-employee directors and consultants and to ensure that it can continue to grant equity awards to eligible recipients at levels determined to be appropriate by the Board and/or the Compensation Committee. The Plan was approved by the Company’s stockholders at the Annual Meeting of Stockholders held on December 2, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of April 12, 2023, for each of the following persons, after giving effect to the transaction under the Exchange Agreement:

•	all such directors and executive officers as a group; and
•	each person who is known by us to own beneficially five percent or more of our common stock prior to the change of control transaction.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. The percentage of class beneficially owned set forth below is based on 10,620,670 shares of common stock issued and outstanding on April 12, 2023. We calculated beneficial ownership according to Rule 13d-3 of the Securities Exchange Act of 1934, as amended as of that date (the “Exchange Act”). Shares of our Common Stock issuable upon exercise of options or warrants or conversion of Notes that are exercisable or convertible within sixty (60) days of April 12, 2023 are included as beneficially owned by the holder, but not deemed outstanding for computing the percentage of any other Stockholder for Percentage of Common Stock Beneficially Owned Immediately. Beneficial ownership generally includes voting and dispositive power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole dispositive power with respect to all shares beneficially owned.

Name and Address of Beneficial Owners of Common Stock (1)	Amount and Nature of Beneficial Ownership		% of Common Stock

Grigorios Siokas	2,343,167	(1)	19.8%
Pavlos Ignatiades	-		-
Nikolaos Bardakis	-		-
Georgios Terzis	-		-
John J. Hoidas	-		-
Dr. Anastasios Aslidis	-		-
Dr. Manfred Ziegler	-		-
Demetrios G. Demetriades	-		-

DIRECTORS AND OFFICERS	2,343,167		19.8%

As a group (8 persons)

5% SHAREHOLDERS
None

(1)

Includes 1,130,774 issued shares; 212,383 shares issuable upon exercise of Exchange Warrants issued on October 2, 2022, pursuant to a Warrant Exchange Agreement dated as of October 3, 2022; 500,000 shares issuable upon exercise of Series A Common Warrants exercisable at $3.00 per share and 500,000 shares issuable upon exercise of Series B Common Warrants exercisable at $3.00 per share. The exercise of the Exchange Warrants, Series A Common Warrants and Series B Common Warrants are all subject to the Beneficial Ownership Limitation.

Other than the shareholders listed above, we know of no other person who is the beneficial owner of more than five percent (5%) of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Grigorios Siokas

On December 20, 2018, the €1,500,000 ($1,718,400) note payable, originally borrowed pursuant to a Loan Agreement with a third-party lender, dated March 16, 2018, was transferred to Grigorios Siokas. The note bears an interest rate of 4.7% per annum, matured on March 18, 2019 pursuant to the original agreement and was extended until December 31, 2021. The note is not in default and the maturity date has been extended again until December 31, 2023. As of December 31, 2021 the Company had an outstanding balance of €400,000 ($452,720) and accrued interest of €177,313 ($200,683). The Company repaid the outstanding principal balance in full during the year ended December 31, 2022. As of December 31, 2022 the Company had accrued interest of €192,891 ($206,355) outstanding related to this loan.

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

During the year ended December 31, 2021, the Company entered into various agreements (as defined in Note 6) with Mr. Siokas whereby the Company exchanged an aggregate total of $6,000,000 of debt into 40,000 shares of Common Stock at above market prices. During the year ended December 31, 2021, the Company borrowed additional proceeds of €1,803,000 ($2,040,635), €230,000 ($275,306) and $4,061,215 and repaid €118,000 ($133,552) of these loans. During the year ending December 31, 2021, the Company converted $2,250,000 of the July 20 Note at a conversion price of $150.00 and issued 15,000 shares of common stock. As of December 31, 2021, the Company had an outstanding balance under these notes and loans of $1,293,472. During the year ended December 31, 2022, the Company borrowed additional proceeds of €656,750 ($702,591), and $2,933,165 and repaid €1,688,800 ($1,806,678) and $3,045,000 of these loans.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the years ended December 31, 2022 and 2021, the Company recorded a gain of $64,729 and a loss of $20,623, respectively.

Grigorios Siokas is the Company’s CEO and principal shareholder and is hence considered a related party to the Company.

Doc Pharma

As of December 31, 2022, the Company has a prepaid balance of $3,320,345 and an accounts payable balance of $201,991 to Doc Pharma S.A. related to purchases of inventory. Additionally, the Company has a receivable balance of $2,070,570. As of December 31, 2021, the Company has a prepaid balance of $3,263,241 to Doc Pharma S.A. related to purchases of inventory. Additionally, the Company had a receivable balance of $2,901,300 and an accounts payable balance of $565,756.

During the years ended December 31, 2022 and 2021, the Company purchased a total of $1,755,103 and $3,084,805 of products from Doc Pharma S.A., respectively. During the years ended December 31, 2022 and 2021 the Company had $1,029,871 and $978,321 revenue from Doc Pharma S.A., respectively.

On October 10, 2020, the Company entered into a contract manufacturer outsourcing “CMO” agreement with Doc Pharma whereby Doc Pharma is responsible for the development and manufacturing of pharmaceutical products and nutritional supplements according to the Company’s specifications based on strict pharmaceutical standards and good manufacturing practice (“GMP”) protocols as the National Organization for Medicines requires. The Company has the exclusive ownership rights for trading and distribution of its own branded nutritional supplements named “Sky Premium Life®”. The duration of the agreement is for 5 years however either party may terminate the agreement at any time giving six-months advance notice. Doc Pharma is exclusively responsible for supplying the raw materials and packaging required to manufacture the final product. However, they are not responsible for potential delays that may arise, concerning their import. Doc Pharma is obliged to store the raw and packaging materials. The delivery of raw and packaging materials should be purchased at least 30 and 25 days, respectively, before the delivery date of the final product. The Manufacturer solely delivers the finished product to the Company. There is a minimum order quantity “MoQ” of 1,000 pieces per product code. Both parties have agreed that the Company will deposit 60% of the total cost upon agreement and assignment and 40% of the total cost including VAT charge upon the delivery date. The prices are indicative and are subject to amendments if the cost of the raw material or the production cost change.

For the years ended December 31, 2022 and 2021, the Company has purchased €1,653,911 ($1,742,282) and €1,699,507 ($2,010,517), respectively, in inventory related to this agreement.

On May 17, 2021, Doc Pharma and the Company entered into a Research and Development “R&D” agreement whereby Doc Pharma will be responsible for the research, development, design, registration, copy rights and licenses of 250 nutritional supplements for the final products called Sky Premium Life®. These products will be sold in Greece and abroad. The total cost of this project will be €1,425,000 plus VAT and will be done over three phases as follows: Design & Development (€725,000); Control and Product Manufacturing (€250,000) and Clinical Study and Research (€450,000). In the year ended December 31, 2021, SkyPharm bought 67 licenses at value of €261,300 ($289,860) from Doc Pharma which was the 18.33% of the total cost. During the year ended December 31, 2022, SkyPharm bought another 14 licenses at a value of €293,200 ($313,665) from Doc Pharma which was the 20.57% of the total cost. SkyPharm has bought in total as of December 31, 2022, 81 licenses at value of €554,500 ($593,204) which is 38.91% of the total cost. The agreement will be terminated on December 31, 2025.

The balance of SkyPharm SA due from Doc Pharma SA as of December 31, 2022, had increased to €7,103,706, which was mainly attributable to the prepayments SkyPharm SA made in accordance with the CMO agreement and the extensive orders and sales of the SPL products the Company expects to achieve within 2023, mainly through its Amazon channels in UK, Singapore, Canada, etc. However, due to the fact that significant portion of this balance had a maturity over 12 months, the Company decided to secure a portion of it through a loan agreement and separate it from the prepaid balance. Therefore, on January 1, 2023, SkyPharm SA (“the Lender”) signed a loan agreement with Doc Pharma SA (“the Borrower”) for €4,000,000 relating to the prepaid balance. The duration of the loan will be for a 10-year period up to December 1, 2032 (“the Maturity date”). The loan will bear a fixed interest rate of 5.5% payable on monthly basis and will be repayable in 120 equal instalments of €33,333.33. The loan may be prepaid anytime during its in full or partially based on the Company’s product requirements and other factors, without Doc Pharma incurring any prepayment penalty. As of December 31, 2022, the loan had a current portion of €400,000 ($377,038) and a non-current portion of €3,600,000 ($3,851,280), which was reclassified to Loans receivable – related party as of December 31, 2022.

Doc Pharma S.A is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the wife of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma S.A. in the past.

Panagiotis Kozaris

From time-to-time purchases back shares that Panagiotis Kozaris owns and records them as treasury shares. The Company pays Panagiotis Kozaris in advance for the shares owned and obtains the shares upon execution of a cumulative stock-purchase agreement (“SPA”). During 2021 the Company prepaid a total of $376,901 to Panagiotis Kozaris and executed a cumulative SPA on December 29, 2021, upon which shares of treasury stock were obtained by the Company, reducing Panagiotis Kozaris’ prepaid expense balance to $0 as of December 31, 2021. During the year ended December 31, 2022 the Company paid Panagiotis Kozaris an additional sum of $143,056 for shares owned, however, no SPA for these funds has been executed as of December 31, 2022. The amount of $143,056 is included in Prepaid expenses and other current assets - related party, on the accompanying consolidated balance sheet as of December 31, 2022. The Company intends to execute a cumulative SPA for these amounts during Q2 2023.

Panagiotis Kozaris is considered a related party due to the fact that he is a former General operational manager and current employee of Cosmofarm SA.

Maria Kozari

During 2021, the Company, through its subsidiary, Cosmofarm SA, commenced a partnership with a pharmacy called “Pharmacy & More”, owned by Maria Kozari. The transactions with the respective pharmacy were in Cosmofarm’s normal course of business, however, a more flexible credit policy was allowed as the pharmacy was new and needed to be established in the market. During the years ended December 31, 2022 and 2021 the Company’s net sales to Pharmacy & More amounted to $463,467 and $358,524 respectively. As of December 31, 2022 and 2021 the Company’s outstanding receivable balance due from the pharmacy amounted to $760,025 (€710,436) and $366,270 (€366,270), respectively, and are included in “Accounts receivable - related party”, on the accompanying consolidated balance sheets. The Company has recorded a cumulative bad debt allowance of $59,957 to the outstanding balance due from Pharmacy & More as of December 31, 2022, with the reserve for the period ended December 31, 2022, amounting to $48,230.

The Company plans to acquire Pharmacy & More within fiscal year 2023, , however the acquisition is conditional upon waiver of certain local legal restrictions. Upon acquisition, the Company intends to offset the outstanding receivable balance with the corresponding purchase price.

Maria Kozari is considered a related party to the Company due to the fact that she is the daughter of Panagiotis Kozaris, a former Operational General Manager and current employee of Cosmofarm SA.

Item 14. Principal Accountant Fees and Services

On January 18, 2019, the Company’s Board of Directors approved the engagement of Armanino LLP (“Armanino”) as the Company’s new Independent Certified Public Accountants, and the Company entered into an engagement agreement with Armanino on January 18, 2019. Armanino performed the audit of the Company’s consolidated financial statements for the fiscal years ended December 31, 2022 and December 31, 2021 and issued the audit report in this Annual Report.

The following table presents: (1) estimated fees for professional audit services rendered by Armanino for the audit of our annual financial statements and for other services for the year ended December 31, 2021; and (2) fees for professional audit services rendered by Armanino for the audit of our annual financial statements and for other services for the years ended December 31, 2022 and 2021.

Financial Statements for the Year Ended	Audit Services	Audit Related Fees	Tax Fees	Other Fees
December 31, 2022
ARMANINO LLP	$285,000	-	-	-
December 31, 2021
ARMANINO LLP	$189,000	-	-	-

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

Audit Fees for the fiscal years ended December 31, 2022 and 2021 were for professional services rendered for the audits and quarterly reviews of the financial statements of the Company, consents, and other assistance required to complete the year-end audit of the financial statements.

As the Company has a formal audit committee, the services described above were approved by the audit committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X. Further, as the Company has a formal audit committee, the Company has audit committee pre-approval policies and procedures.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Document Description

2.1	Share Exchange Agreement by and among Prime Estates and Developments Inc. and Amplerissimo dated September 27, 2013 (14)

3.1	Amended and Restated Articles of Incorporation of the Registrant (1)

3.2	Correction to Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock dated February 24, 2022 (2)

3.3	Amendment to Certificate of Designation of Rights and Preferences of Series A (55)

3.4	Certificate of Amendment to Articles of Incorporation (63)

3.5	Amended and Restated Bylaws of the Registrant (1)

4.1	Omnibus Equity Incentive Plan (59)

4.2	Form of Senior Convertible Note (12)

4.3	Common Stock Purchase Warrant issued to Roth Capital Partners (11)

4.4	Common Stock Purchase Warrant dated September 4, 2017 issued to Roth Capital Partners LLC (15)

4.5	Form of Second Amendment and Exchange Agreement (20)

10.1	Loan Facility Agreement, dated as of August 4, 2016, by and among SkyPharm S/A, Grigorios Siokas, as Guarantor and Synthesis Peer to Peer Income Fund. (4)

10.2	Pledge Agreement, by and between Grigorios Siokas and Synthesis Peer-to Peer Income Fund (4)

10.3

First Deed of Amendment relating to Loan Facility Agreement, dated as of August 4, 2016, by and among Sky Pharm S.A., as Borrower, Grigorios Siokas, as Guarantor and Synthesis Peer-to Peer Income Fund (5)

10.4	Intellectual Property Sale Agreement, dated as of October 1, 2016, by and among the Company, Anastasios Tsekas and Olga Parthenea Georgatsou (6)

10.5	Amended and Restated Loan Facility Agreement, dated as of March 23, 2017, by and among SkyPharm S.A., as Borrower, Grigorios Siokas, as Guarantor and Synthesis Peer-to Peer Income Fund, as Lender (7)

10.6	Trade Finance Facility Offer Letter, dated as of April 10, 2017, by and between Decahedron Ltd. and Synthesis Structured Commodity Trade Finance Limited. (8)

10.7	Trade Finance Facility Agreement, dated as of April 10, 2017, by and between Decahedron Ltd. and Synthesis Structured Commodity Trade Finance Limited. (8)

10.8	Cross Guarantee and Indemnity Agreement, dated as of April 10, 2017, by and among Cosmos Health Inc., Decahedron Ltd. and Synthesis Structured Commodity Trade Finance Limited. (8)

10.9	Security Assignment of Receivables and other Contractual Rights, dated as of April 10, 2017, by and between Decahedron Ltd. and Synthesis Structured Commodity Trade Finance Limited. (8)

10.10	Trade Finance Facility Agreement, dated May 12, 2017 by and between SkyPharm S.A and Synthesis Structured Commodity Finance Limited. (9)

43

10.11

Cross Guarantee and Indemnity Agreement dated May 12, 2017 by and between SkyPharm S.A., as Commodity Buyer, Cosmos Health Inc. as Guarantor and Synthesis Structured Commodity Trade Finance Limited (9)

10.12	Security Assignment of Receivables and other Contractual Rights, dated May 12, 2017 by and between SkyPharm S.A and Synthesis Structured Commodity Trade Finance Limited (9)

10.13	Distribution and Equity Acquisition Agreement Effective as of March 19, 2018 by and between Cosmos Health, Inc. and Marathon Global Inc. (13)

10.14	First Amendment to Share Exchange Agreement dated May 24, 2018 (16)

10.15	Stock Purchase Agreement dated as of June 23, 2018 by and among Cosmofarm Ltd., Deepdae Health Ltd. and Cosmos Health Inc. (17)

10.16	Share Exchange Agreement dated as of June 26, 2018 with Marathon Global Inc. (18)

10.17	Share Purchase Agreement dated September 30, 2018 by and between Cosmos Health Inc. and Abbydale Management Ltd. (52)

10.18	Further Amendment dated October 17, 2018 to Supplemental Deed dated May 16, 2018 by and among SkyPharm S.A., Cosmos Health Inc. and Synthesis Structured Commodity Trade Finance Limited (21)

10.19	Amendment dated as of December 19, 2018 to Stock Purchase Agreement dated as of June 23, 2018 by and among Cosmofarm Ltd., Deepdae Holding Ltd. and Cosmos Health Inc. (23)

10.20	Promissory Note dated December 19, 2018 from Cosmos Health Inc. to Deepdae Holding Ltd. (23)

10.21	Stock Purchase Agreement dated as of February 5, 2019 (24)

10.22	Stock Purchase Agreement dated as of February 18, 2019 (25)

10.23

Amendment dated as of December 19, 2018 to Stock Purchase Agreement dated as of June 23, 2018 by and among Cosmofarm Ltd., Deepdae Holding Ltd. and Cosmos Health Inc. filed with Form 8-K on December 20, 2018 (23)

10.24	Promissory Note dated December 19, 2018 from Cosmos Health Inc. to Deepdae Holding Ltd. filed with Form 8-K on December 20, 2018 (23)

10.25	Form of Senior Promissory Note (26)

10.26	Form of Guaranty Agreement (26)

10.27	Assumption Contract for the Design, Development and Production of Dietary Supplements dated March 10, 2017 by and between SkyPharm and Doc Pharma S.A. (27)

10.28	Form of Securities Purchase Agreement by and Among Cosmos Health Inc and the Buyer (28)

10.29	Form of Senior Convertible Note (28)

10.30	Debt Exchange Agreement dated May 28, 2019 (29)

10.31	Debt Exchange Agreement dated June 24,2019 (30)

10.32	Form of Forbearance and Amendment Agreement (31)

10.33	Form of Senior Promissory Note dated May 5, 2020 for $2,000,000 (32)

10.34	Form of Senior Promissory Note dated May 8, 2020 for $2,000,000 (32)

10.35	Form of Senior Promissory Note dated May 18, 2020 for $2,000,000 (33)

10.36	Form of Senior Promissory Note dated July 3, 2020 for $5,000,000 (33)

10.37	Amendment dated June 30, 2020 by and among Synthesis Peer-to-Peer Income Fund, Sky Pharma S.A. and Grigorios Siokas (33)

10.38	Advisory Agreement dated October 8, 2020 by and between the Registrant and PGS Ventures B.V. (35)

10.39	Advisory Agreement dated October 5, 2020 by and between Greg Siokas and PGS Ventures B.V. (36)

10.40	Advisory Agreement dated October 5, 2020 by and between the Registrant and PGS Ventures B.V (36)

10.41	Senior Promissory Note dated August 4, 2020 for $3,000,000 (37)

10.42	Employment Agreement dated January 1, 2019 by and between the Registrant and Georgios Terzis (37)

10.43	Debt Exchange Agreement dated December 21, 2020 by and among the Registrant, Grigorios Siokas and an unaffiliated lender (39)

10.44	Debt Exchange Agreement dated October 29, 2020 by and among the Registrant, Grigorios Siokas and an unaffiliated lender (40)

10.45	Amended and Restated Debt Exchange Agreement dated as of February 5, 2021 (41)

10.46	Consulting Agreement dated as of February 5, 2021 by and between the Registrant and an unaffiliated consultant (42)

10.47	Addendum to Consulting Agreement dated as of February 5, 2021 by and between the Registrant and an unaffiliated consultant (42)

10.48	Debt Exchange Agreement dated May 10, 2021 by and between the Registrant and Grigorios Siokas (43)

10.49	Third Forbearance and Amendment Agreement dated June 18, 2021 by and between Hudson Bay Master Fund Ltd. and the Registrant (44)

10.50	Debt Exchange Agreement dated June 23, 2021 by and between the Registrant and Grigorios Siokas (45)

10.51	Debt Exchange Agreement dated July 13, 2021 by and between the Registrant and Grigorios Siokas (46)

10.52	Convertible Promissory Note dated July 20, 2021 payable to Grigorios Siokas (47)

10.53	Debt Exchange Agreement dated August 4, 2021 by and between a senior institutional lender, the Registrant, SkyPharm S.A. and Grigorios Siokas (48)

10.54	Capital Market Advisory Agreement dated as of July 1, 2021 and Exchange Listing LLC (49)

10.55	Form of Securities Purchase Agreement dated as of September 17, 2021 (50)

10.56	Form of Registration Rights Agreement dated as of September 17, 2021 (50)

10.57	Form of Convertible Promissory Note (50)

10.58	Form of Warrant to Purchase Common Stock (51)

10.59	Form of Securities Purchase Agreement dated February 2022 (51)

10.60	Form of Registration Rights Agreement (51)

10.61	Binding Letter of Intent with Pharmaceutical Laboratories Cana, S.A. dated July 19, 2022 (56)

10.62	Form of Placement Agent Agreement (57)

10.63	Form of Sales Agreement (58)

10.64	Form of Exchange Warrant (60)

10.65	Form of Warrant Exchange Agreement (60)

10.66	Form of Placement Agency Agreement (61)

10.67	Form of Pre-Funded Warrant (61)

10.68	Form of Common Warrant (61)

10.69	Form of Securities Purchase Agreement (61)

10.70	Form of Pre-Funded Warrant (62)

10.71	Form of Series A Common Warrant (62)

10.72	Form of Series B Common Warrant (62)

10.73	Form of Securities Purchase Agreement (62)

10.74	Form of Pre-Funded Warrant (64)

10.75	Form of Common Warrant (64)

10.76	Form of Securities Purchase Agreement (64)

10.77	Form of Placement Agency Agreement (64)

10.78	Amendment No. 1 to Securities Purchase Agreement of Grigorios Siokas (65)

10.79	Secured Promissory Note dated February 28, 2023 issued by Cana Laboratories Holdings (Cyprus) Limited (66)

10.80	Cana Holdings Share Pledge Agreement dated as of February 28, 2023 (66)

10.81	Cana Pharmaceutical Share Pledge Agreement dated as of February 28, 2022 (66)

10.82*	Canada Inc Purchase Agreement dated as of January 6, 2023

14.1	Code of Ethics (19)

21*	List of Subsidiaries

31.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.*

*	Filed with this Report

(1)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on October 12, 2021.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on March 1, 2022.

(3)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on November 9, 2015.

(4)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on August 16, 2016.

(5)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on September 16, 2016.

(6)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on October 5, 2016.

(7)	Incorporated by reference to the Current Report on Form 8-K/A filed by the Registrant on March 28, 2017.

(8)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on April 14, 2017.

(9)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on May 18, 2017.

(10)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on November 16, 2017.

(11)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on December 27, 2017.

(12)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on February 21, 2018.

(13)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on March 19, 2018.

(14)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on October 3, 2013.

(15)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on September 5, 2018.

(16)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on May 31, 2018.

(17)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on June 26, 2018.

(18)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on July 19, 2018.

(19)	Incorporated by reference to the filing of the Annual Report on Form 10-K filed by the Registrant on April 17, 2018.

(20)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on September 27, 2018.

(21)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on October 19, 2018.

(22)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on December 13, 2018.

(23)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on December 21, 2018.

(24)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on February 6, 2019.

(25)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on February 19, 2019.

(26)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on April 4, 2019.

(27)	Incorporated by reference to Registration Statement on Form S-1/A (No. 333-222061) filed by the Registrant on January 31, 2018.

(28)	Incorporated by reference to the filing of the Quarterly Report on Form 10-Q filed by the Registrant on May 16, 2019.

(29)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on May 28, 2019.

(30)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on June 25, 2019.

(31)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on March 23, 2020.

(32)	Incorporated by reference to the filing of the Quarterly Report on Form 10-Q filed by the Registrant on May 15, 2020.

(33)	Incorporated by reference to the filing of the Current Report on Form 10-Q filed by the Registrant on August 13, 2020.

(34)	Incorporated by reference to the filing of the Report on Form 8-K filed by the Registrant on September 24, 2020.

(35)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on October 21, 2020.

(36)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on November 13, 2020.

(37)	Incorporated by reference to the filing of the Quarterly Report on Form 10-Q filed by the Registrant on November 16, 2020.

(38)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on November 17, 2020.

(39)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on December 22, 2020.

(40)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on March 11, 2021.

(41)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on April 2, 2021.

(42)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on April 8, 2021.

(43)	Incorporated by reference to the filing of the Quarterly Report on Form 10-Q filed by the Registrant on May 17, 2021.

(44)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on June 21, 2021.

(45)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on June 25, 2021.

(46)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on July 14, 2021.

(47)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on July 27, 2021.

(48)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on August 10, 2021.

(49)	Incorporated by reference to the filing of the Current Report on Form 10-Q filed by the Registrant on August 16, 2021.

(50)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on September 21, 2021.

(51)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on March 1, 2022.

(52)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on October 4, 2018

(53)	Incorporated by reference to the filing of the Annual Report on Form 10-K filed by the Registrant on April 15, 2022.

(54)	Incorporated by reference to the filing of the Registration Statement on Form S-1 filed by the Registrant on May 24, 2022.

(55)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on July 29, 2022.

(56)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on July 25, 2022.

(57)	Incorporated by reference to the filing of the Company’s Registration Statement on Form S-1 filed by the Registrant on September 19, 2022.

(58)	Incorporated by reference to the filing of the Company’s Current Report on Form S-3 filed by the Registrant on September 21, 2022.

(59)	Incorporated by reference to the Company’s Schedule 14A filed by the Registrant on September 23, 2022.

(60)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on October 3, 2022.

(61)	Incorporated by reference to the filing of the Company’s Registration Statement on Form S-1/A filed by the Registrant on October 11, 2022.

(62)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on October 18, 2022.

(63)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on December 19, 2022.

(64)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on December 20, 2022.

(65)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on January 17, 2023.

(66)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on March 6, 2023.

Item 16. Form 10-K Summary

None.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cosmos Health Inc.

Date: April 12, 2023	By:	/s/ Grigorios Siokas
Grigorios Siokas

In accordance with the Exchange Act, this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Grigorios Siokas	Chief Executive Officer and Director	April 12, 2023
Grigorios Siokas	(Principal Executive Officer)

/s/ Georgios Terzia	Chief Financial Officer	April 12, 2023
Georgios Terzis	(Principal Financial Officer, and Principal Accounting Officer)

/s/ Demetrios G. Demetriades	Secretary and Director	April 12, 2023
Demetrios G. Demetriades

/s/ John J. Hoidas	Director	April 12, 2023
John J. Hoidas

/s/ Anastasios Aslidis	Director	April 12, 2023
Dr. Anastasios Aslidis

/s/ Manfred Ziegler	Director	April 12, 2023
Dr. Manfred Ziegler

