Form 10-Q
period 2023-03-31
Cosmos Health Inc.
filed 2023-05-16
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 10,620,670 as of May 16, 2023.

COSMOS HEALTH INC.

COSMOS HEALTH INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,037,647	$20,749,683
Accounts receivable, net	22,561,797	22,761,990
Accounts receivable - related party	2,754,756	2,830,595
Marketable securities	16,433	14,881
Inventory	4,299,538	3,451,868
Loans receivable	388,463	377,038
Loans receivable - related party	505,983	427,920
Prepaid expenses and other current assets	2,936,054	1,967,527
Prepaid expenses and other current assets - related party	5,135,078	3,463,401

TOTAL CURRENT ASSETS	50,635,749	56,044,903

Property and equipment, net	1,821,837	1,817,025
Goodwill and intangible assets, net	694,484	706,914
Loans receivable - long term portion	3,754,587	3,792,034
Loans receivable - related party - long term	8,396,630	3,851,280
Operating lease right-of-use asset	1,115,526	821,069
Financing lease right-of-use asset	389,837	291,762
Other assets	1,207,538	713,634

TOTAL ASSETS	$68,016,188	$68,038,621

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,897,943	$11,918,997
Accounts payable and accrued expenses - related party	787,251	205,360
Accrued interest	53,445	275,547
Lines of credit	4,710,314	5,758,737
Convertible notes payable, net of unamortized discount of $0 and $258,938, respectively	-	100,000
Derivative liability - convertible note	-	54,293
Notes payable	781,958	2,158,417
Notes payable - related party	11,089	10,912
Loans payable - related party	13,029	12,821
Taxes payable	457,686	126,855
Operating lease liability, current portion	195,812	167,393
Financing lease liability, current portion	123,267	97,097
Other current liabilities	520,622	862,440

TOTAL CURRENT LIABILITIES	18,552,416	21,748,869

Share settled debt obligation	-	1,554,590
Notes payable - long term portion	2,727,548	2,859,570
Operating lease liability, net of current portion	919,711	653,673
Financing lease liability, net of current portion	279,674	206,407
Other liabilities	1,156,642	1,358,803
TOTAL LIABILITIES	23,635,991	28,381,912

Commitments and Contingencies (see Note 14)	-	-

MEZZANINE EQUITY
Preferred stock, $0.001 par value; 100,000,000 shares authorized:
Series A preferred stock, stated value $1,000 per share, 6,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022; dividends of $372,414	372,414	372,414

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized; 10,620,470 and 10,605,412 shares issued and 10,605,172 and 10,589,915 outstanding as of March 31, 2023 and December 31, 2022, respectively	10,621	10,606
Additional paid-in capital	112,302,825	112,205,952
Subscription receivable	(108)	(4,750,108)
Treasury stock, 15,497 shares as of March 31, 2023 and December 31, 2022, respectively	(816,707)	(816,707)
Accumulated deficit	(66,692,676)	(66,232,813)
Accumulated other comprehensive loss	(796,172)	(1,132,635)

TOTAL STOCKHOLDERS' EQUITY	44,007,783	39,284,295

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY	$68,016,188	$68,038,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2023	2022

REVENUE	$12,349,777	$13,071,800

COST OF GOODS SOLD	11,392,700	11,179,868

GROSS PROFIT	957,077	1,891,932

OPERATING EXPENSES
General and administrative expenses	2,089,014	868,639
Salaries and wages	949,451	521,471
Sales and marketing expenses	467,263	146,949
Depreciation and amortization expense	102,521	112,622
TOTAL OPERATING EXPENSES	3,608,249	1,649,681

GAIN (LOSS) FROM OPERATIONS	(2,651,172)	242,251

OTHER INCOME (EXPENSE)
Other expense, net	5,743	(54,812)
Interest expense	(134,373)	(584,176)
Interest income	183,416	64,827
Non-cash interest expense	-	(260,527)
Gain on equity investments, net	1,293	1,678
Gain on extinguishment of debt	1,908,513	1,004,124
Change in fair value of derivative liability	3,384	15,001
Foreign currency transaction gain (loss), net	196,035	(159,352)
TOTAL OTHER INCOME, NET	2,164,011	26,763

INCOME (LOSS) BEFORE INCOME TAXES	(487,161)	269,014

INCOME TAX BENEFIT (EXPENSE)	27,298	(65,667)

NET INCOME (LOSS)	(459,863)	203,347

Deemed dividend on issuance of warrants	-	(5,788,493)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(459,863)	(5,585,146)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net	336,463	(405,229)

TOTAL COMPREHENSIVE LOSS	$(123,400)	$(5,990,375)

BASIC NET LOSS PER SHARE	$(0.04)	$(7.86)
DILUTED NET LOSS PER SHARE	$(0.04)	$(7.86)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	10,615,075	710,221
Diluted	10,615,075	710,221

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND MEZZANINE EQUITY (Unaudited)

										Accumulated
	Preferred Stock		Common Stock		Additional		Treasury Stock			Other	Total
	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Subscription Receivable	No. of Shares	Value	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity

Balance at January 1, 2022	-	$-	701,780	$702	$39,692,595	$-	15,497	$(816,707)	$(34,345,506)	$(151,621)	$4,379,463
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	-	(405,229)	(405,229)
Issuance of Series A preferred stock, net of issuance costs of $547,700	6,000	5,452,300	-	-	-	-	-	-	-	-	-
Conversion of notes payable into shares of common stock	-	-	9,520	10	973,410	-	-	-	-	-	973,420
Cashless exercise of warrants	-	-	33,179	33	(829)	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-	203,347	-	203,347
Balance at March 31, 2022	6,000	$5,452,300	744,479	745	40,665,176	-	15,497	$(816,707)	$(34,142,159)	$(556,850)	$5,151,001

										Accumulated
	Preferred Stock		Common Stock		Additional		Treasury Stock			Other	Total
	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Subscription Receivable	No. of Shares	Value	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity

Balance at January 1, 2023	-	$372,414	10,605,412	$10,606	$112,205,952	$(4,750,108)	15,497	$(816,707)	$(66,232,813)	$(1,132,635)	$39,284,295
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	-	336,463	336,463
Proceeds from sale of common stock	-	-	-	-	-	4,750,000	-	-	-	-	4,750,000
Shares issued in lieu of cash	-	-	15,258	15	96,873	-	-	-	-	-	96,888
Net loss	-	-	-	-	-	-	-	-	(459,863)	-	(459,863)
Balance at March 31, 2023	-	$372,414	10,620,670	$10,621	$112,302,825	$(108)	15,497	$(816,707)	$(66,692,676)	$(796,172)	$44,007,783

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(459,863)	$203,347
Adjustments to Reconcile Net Income to Net Cash Used In Operating Activities:
Depreciation and amortization expense	71,811	93,042
Amortization of finance right-of-use assets	30,710	19,580
Lease expense	55,354	54,124
Amortization of debt discounts and accretion of debt	-	260,527
Bad debt expense	181,321	-
Shares issued in lieu of cash	96,888	-
Interest imputed on finance leases	6,219	3,507
Deferred income taxes	2,829	62,594
Gain on extinguishment of debt	(1,908,513)	(1,004,124)
Change in fair value of the derivative liability	(3,384)	(15,001)
Gain on net change in fair value of equity investments	(1,293)	(1,678)
Changes in assets and liabilities:
Accounts receivable	385,809	226,934
Accounts receivable - related party	131,531	(10,967)
Inventory	(776,554)	(934,400)
Prepaid expenses and other current assets	(1,461,343)	141,119
Prepaid expenses and other current assets - related party	(1,597,170)	(1,183,403)
Accounts payable and accrued expenses	(1,154,718)	300,913
Accounts payable and accrued expenses - related party	581,176	(370,694)
Accrued interest	(223,534)	20,356
Taxes payable	324,243	(107,462)
Operating lease liabilities	(55,538)	(54,241)
Other current liabilities	(348,828)	(23,438)
Other liabilities	(221,326)	(17,911)
NET CASH USED IN OPERATING ACTIVITIES	(6,344,173)	(2,337,276)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from loan receivable	92,603	91,661
Issuance on loan receivable - related party	(4,553,030)	-
Purchase of property and equipment	(26,028)	(4,438)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(4,486,455)	87,223

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of convertible note payable	(100,000)	-
Payment of note payable	(1,245,022)	(2,263,471)
Payment of related party loan	-	(22,432)
Proceeds from related party loan	-	460,034
Payment of lines of credit	(5,452,321)	(6,244,162)
Proceeds from lines of credit	4,325,744	5,779,114
Proceeds from issuance of Series A Preferred Stock	-	5,452,300
Proceeds from the issuance of common stock	4,750,000	-
Payments of finance lease liability	(35,596)	(22,622)
Payments of financing fees	-	(224,320)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,242,805	2,914,441

Effect of exchange rate changes on cash	(124,213)	59,552

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,712,036)	723,940

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,749,683	286,487
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,037,647	$1,010,427

Supplemental Disclosure of Cash Flow Information

Cash paid during the year:
Interest	$588,051	$281,889
Income tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Conversion of notes payable to common stock	$-	$973,420
Deemed dividend on warrants upon conversion of convertible debt	$-	$5,788,493

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

NOTE 1 – BASIS OF PRESENTATION

The terms “COSM,” “we,” “the Company,” “Group” and “us” as used in this report refer to Cosmos Health, Inc. The accompanying unaudited condensed consolidated balance sheet as of March 31, 2023 and unaudited condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2023 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of COSM, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any other period. These unaudited consolidated financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“Form 10-K”). The accompanying condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet.

NOTE 2 – ORGANIZATION, NATURE OF BUSINESS AND GOING CONCERN

Cosmos Health Inc. and its subsidiaries are an international healthcare group headquartered in Chicago, Illinois. The group is engaged in the nutraceuticals sector through its own proprietary lines of products “Sky Premium Life” and “Mediterranation”. The Company is operating in the pharmaceutical sector as well, through the provision of a broad line of branded generics and OTC medications. In addition, the group is involved in the healthcare distribution sector through its subsidiaries in Greece and the UK, serving retail pharmacies and wholesale distributors. The Company is strategically focusing on the research and development (“R&D”) of novel patented nutraceuticals (Intellectual Property) and specialized root extracts as well as on the R&D of proprietary complex generics and innovative OTC products. The Company has developed a global distribution platform and is currently expanding throughout Europe, Asia and North America. The Company has offices and distribution centers in Thessaloniki and Athens, Greece and Harlow, UK.

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

On March 17, 2023, the Company announced that it had entered into a definitive agreement to acquire ZipDoctor Inc., a telehealth company for a total sum of $150,000 in cash.  The Sale and Purchase Agreement (“SPA”) was signed on March 17, 2023, and the transaction closed on April 3, 2023 (see Note 17).

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP.

Principles of Consolidation

Our consolidated accounts include our accounts and the accounts of our wholly-owned subsidiaries, SkyPharm S.A., Decahedron Ltd. and Cosmofarm Ltd. All significant intercompany balances and transactions have been eliminated.

Transactions in and Translations of Foreign Currency

The functional currency for the Greek subsidiaries of the Company (Cosmofarm SA and SkyPharm SA) is EURO (€) and for the UK subsidiary (Decahedron Ltd) is GBP (£). As a result, the financial statements of the subsidiaries have been transferred from the local currency into US dollars using (i) year-end exchange rates for balance sheet accounts, and (ii) average exchange rates for the reporting period for all income statements accounts. Foreign currency translations gains and losses are reported as a separate component of the condensed consolidated statements of changes in stockholders’ equity and mezzanine equity.

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2023 and December 31, 2022, there were $6,995,287 and $0 held in Treasury bills with a maturity of less than 3 months.

The Company maintains bank accounts in the United States denominated in U.S. Dollars, in Greece denominated in Euros, U.S. Dollars and Great Britain Pounds (British Pounds Sterling), and in Bulgaria denominated in Euros. The Company also maintains bank accounts in the United Kingdom, denominated in Euros and Great Britain Pounds (British Pounds Sterling).

Account Receivable, net

Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts against gross accounts receivable reflects the best estimate of probable losses inherent in the receivables’ portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. As of March 31, 2023 and December 31, 2022, the Company’s allowance for doubtful accounts was $7,614,237 and $7,309,311, respectively.

Tax Receivable

The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of its business in most of the countries in which it operates related to the procurement of merchandise and/or services it acquires and/or on sales and taxable income. The Company also collects VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services it sells. If the output VAT exceeds the input VAT, this creates a VAT payable to the government. If the input VAT exceeds the output VAT, this creates a VAT receivable from the government. The VAT tax return is filed on a monthly basis offsetting the payables against the receivables. In observance of EU regulations for intra-EU cross-border sales, our subsidiaries in Greece, SkyPharm and Cosmofarm, do not charge VAT for sales to wholesale drug distributors registered in other European Union member states. As of March 31, 2023 and December 31, 2022, the Company had a VAT net receivable balance of $243,424 and a net payable balance of $79,373 respectively, recorded in the condensed consolidated balance sheet as prepaid expenses and other current assets and accounts payable and accrued expenses, respectively.

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

Depreciation expense was $65,629 and $84,884 for the three months ended March 31, 2023 and 2022, respectively.

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

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 5 years for its pharmaceuticals and nutraceuticals products license. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. As of March 31, 2023, no revision to the remaining amortization period of the intangible assets was made.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

Amortization expense was $21,058 and $8,158 for the three months ended March 31, 2023 and 2022, respectively.

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

Equity Method Investment

For those investments in common stock or in-substance common stock in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, the investment is accounted for under the equity method. The Company will record its share in the earnings of the investee and will include it within the condensed consolidated statement of operations. The Company assesses its investment for other-than-temporary impairment when events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable and recognizes an impairment loss to adjust the investment to its then current fair value. See Note 3, for additional detail.

Investments in Equity Securities

Investments in equity securities are accounted for at fair value with changes in fair value recognized in net income (loss). Equity securities are classified as short-term or long-term based on the nature of the securities and their availability to meet current operating requirements. Equity securities that are readily available for use in current operations are reported as a component of current assets in the accompanying condensed consolidated balance sheets. Equity securities that are not considered available for use in current operations would be reported as a component of long-term assets in the accompanying condensed consolidated balance sheets. For equity securities with no readily determinable fair value, the Company elects a measurement alternative to fair value. Under this alternative, the Company measures the investments at cost, less any impairment, and adjusted for changes resulting from observable price changes in transactions for identical or similar investments of the investee. The election to use the measurement alternative is made for each eligible investment.

As of March 31, 2023, investments consisted of (i) 3,000,000 shares, which traded at a closing price of $0 per share or a value of $0 of ICC International Cannabis Corp and (ii) 16,666 shares which traded at a closing price of $0.49 per share or value of $8,099 of National Bank of Greece. Additionally, the Company has $8,333 in equity securities of Pancreta Bank, which are revalued annually.

Fair Value Measurement

The Company applies ASC 820, Fair Value Measurements and Disclosures, (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

The following tables presents assets that are measured and recognized at fair value as of March 31, 2023 and December 31, 2022, on a recurring basis:

	March 31, 2023			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – Pancretan Bank	$8,334	-	-	$8,334
Marketable securities – National Bank of Greece	8,099	-	-	8,099
	$16,433			$16,433

	December 31, 2022			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – Pancretan Bank	$8,200	-	-	$8,200
Marketable securities – National Bank of Greece	6,681	-	-	6,681
	$14,881			$14,881

In addition, ASC 825-10-25, Fair Value Option, (“ASC 825-10-25”), expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

Derivative Instruments

Derivative financial instruments are recorded in the accompanying condensed consolidated balance sheets at fair value in accordance with ASC 815. When the Company enters into a financial instrument such as a debt or equity agreement (the “host contract”), the Company assesses whether the economic characteristics of any embedded features are clearly and closely related to the primary economic characteristics of the remainder of the host contract. When it is determined that (i) an embedded feature possesses economic characteristics that are not clearly and closely related to the primary economic characteristics of the host contract, and (ii) a separate, stand-alone instrument with the same terms would meet the definition of a financial derivative instrument, then the embedded feature is bifurcated from the host contract and accounted for as a derivative instrument. The estimated fair value of the derivative feature is recorded in the accompanying condensed consolidated balance sheets separately from the carrying value of the host contract. Subsequent changes in the estimated fair value of derivatives are recorded as a gain or loss in the Company’s condensed consolidated statements of operations and comprehensive loss.

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

Revenue Recognition

In accordance with ASC 606, Revenue from Contracts with Customers, the Company uses a five-step model for recognizing revenue by applying the following steps: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, including the constraint on variable consideration, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the performance obligations are satisfied by transferring the promised goods to the customer. Once these steps are met, revenue is recognized upon transfer of the product to the customer.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

Commencing from January 1, 2023, and pursuant to the agreement with Medihelm, the exclusive distributor of the Company’s own proprietary line of nutraceuticals, the Company considers the transaction price to be variable and records an estimate of the transaction price, subject to the constraint for variable consideration. The Company is basing the change in transaction price with the exclusive distributor through assessment of significant overdue receivables from the exclusive distributor, which the Company reassessed during the 3-month period ended March 31, 2023. Essentially, the Company applies the “expected value” model under ASC 606-10-32-5 and has applied specific constraints to revenue due from the customer at the end of each reporting period. Following the application of the “expected value” model the Company deferred an amount of $112,515 and recorded it against the sales to Medihelm for the three-month period ended March 31, 2023. The Company does not consider that sales to any other customer include a variable component as of March 31, 2023.

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

Foreign Currency Translation and Transactions

Assets and liabilities of all foreign operations are translated at period-end rates of exchange, and amounts included in the accompanying condensed statements of operations and comprehensive income (loss) are translated at the average rates of exchange for the period. Gains or losses resulting from translating foreign currency financial statements are accumulated in a separate component of stockholders’ equity (deficit) until the entity is sold or substantially liquidated.

Gains or losses from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency) are included in other income (expense) in the condensed consolidated statements of operations and comprehensive income (loss).

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

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

The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	March 31, 2023	March 31, 2022
Warrants	4,194,236	117,976
Options	-	1,480
Convertible Notes	-	29,602
Total	4,194,236	149,058

Common stock equivalents are included in the diluted income per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3 – EQUITY METHOD INVESTMENTS

Distribution and Equity Agreement

On March 19, 2018, the Company entered into a Distribution and Equity Acquisition Agreement with Marathon Global Inc. (“Marathon”), a company incorporated in the Province of Ontario, Canada. Marathon was formed to be a global supplier of cannabis, cannabidiol (CBD) and/or any cannabis extract products, extracts, ancillaries and derivatives (collectively, the “Products”). The Company was appointed the exclusive distributor of the Products initially throughout Europe and on a non-exclusive basis wherever else lawfully permitted. The Company has no present intention to distribute any Products under this Agreement in the United States or otherwise participate in cannabis operations in the United States. The Company intended to await further clarification from the U.S. Government on cannabis regulation prior to determining whether to enter the domestic market.

The Distribution and Equity Acquisition Agreement was to remain in effect indefinitely unless Marathon fails to provide Market Competitive (as defined) product pricing and Marathon has not become profitable within five (5) years of the agreement. On March 20, 2023, the Company sent a termination notice to Marathon, which became effective on April 19, 2023 as a result of Marathon’s failure to satisfy these conditions.  The transaction closed on May 22, 2018 after the due diligence period, following which the Company received: (a) a 33 1/3% equity interest or 5 million shares in Marathon as partial consideration for the Company’s distribution services; and (b) received cash of CAD $2,000,000, subject to repayment in common shares of the Company if it failed to meet certain performance milestones. The Company was entitled to receive an additional CAD $2,750,000 upon the Company’s receipt of gross sales of CAD $6,500,000 and an additional CAD $2,750,000 upon receipt of gross sales of CAD $13,000,000. The Company was also given the right to nominate one director to the Marathon board of directors.

The Company had accounted for its obligation to issue a variable number of the Company’s Common Shares as Share-settled debt obligation in accordance with ASC 480 measured at fair value or the settlement amount of $1,554,590 (CAD $2 million). On March 20, 2023, the Company’s legal counsel provided notice to Marathon Global Inc, that the Company terminated the Equity agreement dated on March 19, 2018, pursuant to Section 3.2. Accordingly, the Company recorded a gain on extinguishment of debt of $1,554,590 due to the write-off of the share settled debt obligation, for the period ended March 31, 2023.

Since Marathon was a newly formed entity with no assets and no activity, the Company attributed no value to the 5 million shares in Marathon which was received as consideration for the distribution services. As described in Note 3, the Company exchanged the Marathon shares in May and July 2018.

CosmoFarmacy LP

In September 2019, the Company entered into an agreement with an unaffiliated third party to incorporate CosmoFarmacy L.P. for the purpose of providing strategic management consulting services and the retail trade of pharmaceutical products, and OTC to pharmacies. CosmoFarmacy was incorporated with a 30-year term through May 31, 2049. The unaffiliated third party is the general partner (the “GP”) of the limited partnership and is responsible for management and decision-making associated with CosmoFarmacy. The initial share capital was set to EUR 150,000 ($163,080) which was later increased to EUR 500,000 ($543,600). The GP contributed the pharmacy license (the “License”) valued at EUR 350,000 (30-year term) to operate the business of CosmoFarmacy in exchange for a 70% equity ownership. The Company is a limited partner and contributed cash of EUR 150,000 ($163,080) for the remaining 30% equity ownership. CosmoFarmacy is not publicly traded and the Company’s investment has been recorded using the equity method of accounting. The value of the investment as of March 31, 2023 and December 31, 2022, was $163,080 and $160,470, respectively, and is included in “Other assets” on the Company’s condensed consolidated balance sheets.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2023	December 31, 2022
Leasehold improvements	$512,843	$502,882
Vehicles	109,732	107,976
Furniture, fixtures and equipment	1,997,337	1,945,207
Computers and software	146,041	138,783
	2,765,953	2,694,848
Less: Accumulated depreciation and amortization	(944,116)	(877,823)
Total	$1,821,837	$1,817,025

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following at:

	March 31, 2023	December 31, 2022
License	$652,853	$643,204
Trade name / mark	36,997	36,997
Customer base	176,793	176,793
	866,642	856,994
Less: Accumulated amortization	(221,856)	(199,777)
Subtotal	644,787	657,217
Goodwill	49,697	49,697
Total	$694,484	$706,914

At March 31, 2023, the estimated aggregate amortization expense for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows:

Year	Amount
2023	$71,056
2024	79,719
2025	74,868
2026	44,361
2027	44,361
Thereafter	330,422
Total amortization	$644,787

NOTE 6 – LOAN RECEIVABLE

On October 30, 2021, the Company entered into an agreement for a ten-year loan with Medihelm SA to memorialize €4,284,521 ($4,849,221) in prepayments the Company had made. The prepayments to Medihelm SA had been made in accordance with the parallel export business, through which Medihelm supplied and would supply SkyPharm SA with branded pharmaceuticals. This business is no longer in place for the Company and thus the Company entered into this agreement with Medihelm SA in order for the outstanding amount to be settled. Interest is calculated at a rate of 5.5% per annum on a 360-day basis. Under the terms of the agreement, the Company is to receive 120 equal payments over the term of the loan. As of December 31, 2022, the Company had a short-term receivable balance of $377,038 and a long-term receivable balance of $3,792,034 under this loan. During the three months ended March 31, 2023, the Company received €86,305 ($93,831) in principal payments such that as of March 31, 2023, the Company had a short-term receivable balance of $388,463 and a long-term receivable balance of $3,754,587 under this loan. The Company also received €45,212 ($49,154) in interest payments during the three months ended March 31, 2023.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

NOTE 7 – INCOME TAXES

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the three months ended March 31, 2023 and 2022.

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

As of March 31, 2023 and 2022, the Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily due to a valuation allowance recorded against net deferred tax assets in in the United States and the United Kingdom.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred ax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. As of March 31, 2023 and December 31, 2022, the Company has maintained a valuation allowance against all net deferred tax assets in the United States, Greece, and the UK.

For the three months ended March 31, 2023, and 2022, the Company has recorded tax benefit (expense) in any jurisdiction where it is subject to income tax, in the amount of ($27,298) and $65,667, respectively, on the condensed consolidated statement of operation and comprehensive loss.

NOTE 8 – CAPITAL STRUCTURE

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock, of which 6,000,000 are designated as Series A convertible preferred stock. The preferred stock has a liquidation preference over the common stock and is non-voting. As of March 31, 2023 and December 31, 2022, all Series A convertible preferred stock had been converted and no preferred shares were issued and outstanding.

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

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

Each holder was entitled to receive dividends in shares of Series A Preferred Stock or cash determined based on the stated value of each Series A Preferred Stock at the dividend rate of 8.0% per year. As of March 31, 2023 and December 31, 2022, the cumulative accrued dividend has been recorded as mezzanine equity in the amount of $372,414. The Company has not issued shares of Series A Preferred Stock or cash for the accrued dividends as of March 31, 2023.

On February 28, 2022, the Company entered into a securities purchase agreement, or the Purchase Agreement, with certain investors and an insider for a private placement of the Company’s securities (the “Private Placement”).

The Private Placement consisted of the sale of 6,000 shares of the Company’s Series A Convertible Preferred Stock, or the Series A Shares, at a price of $1,000 per share, and 80,000 warrants to purchase shares of common stock, or the Warrants, for aggregate gross proceeds of approximately $6 million. The Warrants were initially exercisable to purchase shares of common stock at $82.50 per share, or 110% of the Series A Shares initial conversion price and will expire five and one-half years following the initial exercise date of the Warrants. The Company determined that the 80,000 warrants were additional value being distributed to the preferred stockholders and presented the warrants’ fair value of $5,788,493 as a deemed dividend on issuance of warrants in the condensed consolidated statements of operations and comprehensive loss. The warrants were valued using the Black-Scholes option pricing model with the following terms: a) exercise price of $82.50, b) common stock fair value of $85.50, c) volatility of 118%, d) discount rate of 1.71%, e) term of 5.50 years and f) dividend rate of 0%.

The closing of the Private Placement occurred on February 28, 2022. As a condition to the closing of the sale, the Company’s common stock received conditional approval for listing and trading on the Nasdaq Capital Market and commenced trading on February 28, 2022, under the trading symbol, COSM. Concurrent with the issuance of the Series A Shares, the Company executed a registration rights agreement (the “Registration Rights Agreement”) to register the resale of the shares of common stock issuable upon conversion of the Series A Shares and the shares of common stock issuable upon exercise of the warrants issued in connection with the Series A Shares. The Company was required to file its initial registration statement within 45 days following February 28, 2022. The Effectiveness Date was required to be 60 days after February 28, 2022, or 75 days following the SEC’s full review, and any additional registration statements that may be required are to be filed within 20 days following the date required by the SEC. The Company failed to timely file its initial registration statement and thus paid each holder 2% of the subscription amount in cash.

Treasury stock

As of March 31, 2023 and December 31, 2022, the Company held 15,497 shares at a cost of $816,707. Shares of our common stock that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. Cosmos may repurchase shares from time to time through open market purchases in accordance with applicable securities laws and other restrictions. No repurchases took place within the 3-month period ended March 31, 2023 and 2022.

On January 24, 2023 the Company announced that its Board of Directors has approved a share repurchase program with authorization to purchase up to $3 million of its common stock. Cosmos may repurchase shares from time to time through open market purchases in accordance with applicable securities laws and other restrictions. No repurchases took place within the 3-month period ended March 31, 2023.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

Mezzanine Equity

The Series A Shares were recorded at its initial net carrying value in the amount of $5,452,300. The Series A Shares were recorded as mezzanine equity in accordance with ASC 480 as the Company was potentially obligated to issue a variable number of shares at a fixed price known at inception and there was no maximum number of shares that could potentially be issued upon conversion. In this instance, cash settlement would have been presumed. Immediately upon effectiveness of the registration statement registering for resale of all the common stock issuable under the Series A Shares, all outstanding Series A Shares were automatically converted into common stock.

As of December 31, 2022, 6,000 of the Series A Shares had been converted into 386,588 shares of common stock in accordance with the terms of the agreements and thus an amount of $5,452,300 was reclassified from mezzanine equity to common stock and additional paid-in capital, in the aggregate.

Common Stock

The Company is authorized to issue 300 million shares of common stock. As of March 31, 2023 and December 31, 2022, the Company had 10,620,470 and 10,605,412 shares of our common stock issued, respectively, and 10,605,172 and 10,589,915 shares outstanding, respectively.

Reverse split

On December 15, 2022 the Company announced a reverse stock split with a ratio of 1-for-25 (one-for-twenty five) effective at the opening of the business day on Friday, December 16, 2022. The reverse stock split was authorized at the Company’s Annual General Meeting (“AGM”) on December 2, 2022 and was approved by the Company’s Board of Directors on December 15, 2022.

Issuance of common stock

During the 3-month period ended March 31, 2023 the Company issued 15,258 to a consultant for services rendered. The shares were valued and expensed on the date of issuance and are separately presented in the condensed consolidated statement of changes in stockholders’ equity and mezzanine as “Shares issued in lieu of cash”.

Debt Conversions

During the period ended March 31, 2022, the Company issued 9,520 shares of common stock upon the conversion of $1,190,000 of notes payable. The Company recorded $973,420 as a capital contribution and an increase in equity related to the conversion of the $1,190,000 reduced by $216,580 recorded as a gain upon extinguishment of debt upon modification. The $216,580 gain upon extinguishment was determined using the fair value of the Company of $102.25 per share at the extinguishment commitment date.

Exercise of Warrants

During the three months ended March 31, 2022, the Company issued 33,179 shares of common stock upon the cashless exercise of 109,952 warrant shares.

No options warrants or other potentially dilutive securities have been issued during the three months ended March 31, 2023.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

NOTE 9 – RELATED PARTY TRANSACTIONS

Doc Pharma S.A.

Prepaid expenses and other current assets – related party

As of March 31, 2023, and December 31, 2022, the Company had a prepaid balance of $4,940,863 and $3,320,345 to Doc Pharma S.A. related to purchases of inventory.

Accounts payable and accrued expenses - related party

As of March 31, 2023, and December 31, 2022, the Company had an accounts payable balance of $8,882 and $201,991.

Accounts receivable - related party

Additionally, the Company had a receivable balance of $1,886,890 and $2,070,570 from Doc Pharma S.A as of March 31, 2023, and December 31, 2022, respectively.

Sales and Purchases

During the three months ended March 31, 2023 and 2022, the Company purchased a total of $450,911 and $687,382 of products from Doc Pharma S.A., respectively. During the three months ended March 31, 2023 and 2022 the Company had $627 and $383,688 revenue from Doc Pharma S.A., respectively.

Other Agreements

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

For the three months ended March 31, 2023 and 2022, the Company has purchased €347,461 ($401,786) and €461,453 ($517,566), respectively, in inventory related to this agreement.

On May 17, 2021, Doc Pharma and the Company entered into a Research and Development (“R&D”) agreement whereby Doc Pharma will be responsible for the research, development, design, registration, copy rights and licenses of 250 nutritional supplements for the final products called Sky Premium Life®. These products will be sold in Greece and abroad. The total cost of this project will be €1,425,000 plus VAT and will be done over three phases as follows: Design & Development (€725,000); Control and Product Manufacturing (€250,000) and Clinical Study and Research (€450,000). SkyPharm has bought in total as of December 31, 2022, 81 licenses at value of €554,500 ($593,204) which is 38.91% of the total cost. No additional licenses were purchased during the 3-month period ended March 31, 2023. The agreement will be terminated on December 31, 2025.

Loans receivable - related party

The balance of prepaid expenses due Doc Pharma SA as of December 31, 2022, had increased to €7,103,706 ($7,599,545), which was mainly attributable to the prepayments SkyPharm SA made in accordance with the CMO agreement and the extensive orders and sales of the SPL products the Company expects to achieve within 2023, mainly through its Amazon channels in the UK, Singapore, Canada and other countries. However, as the benefit from a significant portion of the prepaid balance would not have been realized within a 12-month period, the Company opted to secure a portion of the outstanding prepaid balance through a loan agreement. SkyPharm S.A. (the “Lender”) entered into a loan agreement with Doc Pharma S.A. (the “Borrower”) for €4,000,000 ($4,279,200), all of which was financed through the outstanding prepaid balance. The duration of the loan will be for a 10-year period up to December 1, 2032 (the “Maturity Date”). The loan will bear a fixed interest rate of 5.5% payable on a monthly basis and will be repayable in 120 equal instalments of €33,333.33 ($35,660). The loan may be prepaid anytime during its in full or partially based on the Company’s product requirements and other factors, without Doc Pharma incurring any prepayment penalty. As of March 31, 2023 and December 31, 2022, the loan had a current portion of €410,400 ($446,187) and €400,000 ($427,720) and a non-current portion of €3,589,600 ($3,902,613), and €3,600,000 ($3,851,280) respectively, which is classified as loans receivable – related party as of March 31, 2023. For the 3-month period ended March 31, 2023 and the Company has recorded interest income of €55,000 ($59,796) relating to this loan which had not been paid as of March 31, 2023.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

Doc Pharma S.A is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the wife of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma S.A. in the past.

Cana Holdings Laboratories Holding Limited

Loans receivable - related party - long term

On February 28, 2023 (Issue Date) the Company signed a Secured Promissory Note with Cana Laboratories Holding (Cyprus) Limited (the “Holder”), whereby the Holder borrowed the sum of €4,100,000 ($4,457,520) from the Company. Interest on the Principal Amount under this Note shall accrue at a rate equal to Five Percent (5%) plus 1 month LIBOR per annum (4.77% as of March 31, 2023). The maturity date (“Maturity Date”) of this Note shall be five (5) years from the Issue Date. The Principal Amount, as well as all accrued interest shall be due and payable on the Maturity Date. During the three months ended March 31, 2023, the Company recorded interest income of €34,015 ($36,497).

Cana is considered a related party, since the Company has signed a binding letter of intent and an SPA for the acquisition of Cana. The acquisition is expected to be completed within 2023.

Panagiotis Kozaris

Prepaid expenses and other current assets - related party

From time-to-time the Company purchases back shares that Panagiotis Kozaris owns and records them as treasury shares. The Company pays Panagiotis Kozaris in advance for the shares owned and obtains the shares upon execution of a cumulative stock-purchase agreement (“SPA”). During the 3-month period ended March 31, 2023 and March 31, 2022, the Company paid Panagiotis Kozaris an additional sum of $51,159 and $0 respectively for shares owned, however, no SPA for these funds has been executed as of March 31, 2023. The Company intends to execute a cumulative SPA for these amounts during 2023. The total balances owed of $194,215 and $143,056 are included in prepaid expenses and other current assets – related party, on the accompanying condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.

Panagiotis Kozaris is considered a related party due to the fact that he is a former General operational manager and current employee of Cosmofarm SA.

Maria Kozari

Accounts receivable - related party

During 2021, the Company, through its subsidiary, Cosmofarm SA, commenced a partnership with a pharmacy called “Pharmacy & More”, owned by Maria Kozari. The transactions with the respective pharmacy were in Cosmofarm’s normal course of business, however, a more flexible credit policy was allowed as the pharmacy was new and needed to be established in the market. During the 3-month periods ended March 31, 2023 and 2022 the Company’s net sales to Pharmacy & More amounted to $118,987 and $113,621 respectively. As of March 31, 2023 and December 31, 2022 the Company’s outstanding receivable balance due from the pharmacy amounted to $867,866 (€798,258) and $760,025 (€710,436), respectively, and are included in accounts receivable - related party, on the accompanying condensed consolidated balance sheets.

Maria Kozari is considered a related party to the Company due to the fact that she is the daughter of Panagiotis Kozaris, a former Operational General Manager and current employee of Cosmofarm SA.

Notes Payable – Related Party

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

A summary of the Company’s related party notes payable activity as of and for the three and twelve month periods ended March 31, 2023 and December 31, 2022 is presented below:

	March 31, 2023	December 31, 2022

Beginning balance	$10,912	$464,264
Payments	-	(472,920)
Foreign currency translation	177	(19,568)
Ending balance	$11,089	$10,912

Grigorios Siokas

On December 20, 2018, the €1,500,000 ($1,718,400) note payable, originally borrowed pursuant to a Loan Agreement with a third-party lender, dated March 16, 2018, was transferred to Grigorios Siokas. The note bore an interest rate of 4.7% per annum, originally matured on March 18, 2019 pursuant to the original agreement which was extended to December 31, 2021, and again to December 31, 2023. During the year ended December 31, 2022, the Note was paid in full and as of March 31, 2023 the Company had an outstanding balance of $0. As of March 31, 2023 and December 31, 2022 the Company had accrued interest of €22,891 ($24,887) and €192,891 ($206,355) outstanding related to this loan, classified under accrued interest, in the Company’s condensed consolidated balance sheets.

Grigorios Siokas is the Company’s CEO and principal shareholder.

Dimitrios Goulielmos

On November 21, 2014, the Company entered into an agreement with Dimitrios Goulielmos, as amended on November 4, 2016. Pursuant to the amendment, this loan has no maturity date and is non-interest bearing. As of March 31, 2023 and December 31, 2022, the Company had a principal balance of €10,200 ($11,089) and €10,200 ($10,912), respectively.

Dimitrios Goulielmos is a current director and former CEO of the Company.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the three months ended March 31, 2023, the Company recorded a loss of $177.

Loans Payable – Related Party

A summary of the Company’s related party loans payable during the three months ended March 31, 2023, and the year ended December 31, 2022 is presented below:

	March 31, 2023	December 31, 2022

Beginning balance	$12,821	$1,293,472
Proceeds	-	3,635,756
Payments	-	(4,851,678)
Foreign currency translation	208	(64,729)
Ending balance	$13,029	$12,821

Grigorios Siokas

From time to time, Grigorios Siokas loans the Company funds in the form of non-interest bearing, no-term loans. As of December 31, 2022, the Company had an outstanding principal balance under these loans of $12,821 in loans payable to Grigorios Siokas. As of March 31, 2023 the Company had an outstanding principal balance of $13,029.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the three months ended March 31, 2023 the Company recorded a loss of $208.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

NOTE 10 – LINES OF CREDIT

A summary of the Company’s lines of credit as of March 31, 2023 and December 31, 2022 is presented below:

	March 31, 2023	December 31, 2022
National	$2,383,647	$3,103,605
Alpha	803,142	991,492
Pancreta	1,093,420	1,232,128
EGF	430,105	431,512
Ending balance	$4,710,314	$5,758,737

The line of credit with National Bank of Greece is renewed annually with current interest rates of 6.00%, 4.35% (“COSME 2” facility), and 4.35% plus the 6-month Euribor plus any contributions currently in force by law on certain lines of credit (“COSME 1” facility).

The maximum borrowing allowed for the 6% line of credit was $3,234,420 and $3,182,655 as of March 31, 2023 and December 31, 2022, respectively. The outstanding balance of the facility was $1,471,908 and $2,118,952, as of March 31, 2023 and December 31, 2022, respectively.

The maximum borrowing allowed for the COSME 1 and COSME 2 lines of credit, was $1,087,200 and $1,069,800 as of March 31, 2023 and December 31, 2022, respectively. The outstanding balance of the facilities was $911,739 and $984,653 as of March 31, 2023 and December 31, 2022, respectively.

The line of credit with Alpha Bank of Greece is renewed annually with a current interest rate of 6.00%. The maximum borrowing allowed was $1,087,200 and $1,069,800 as of March 31, 2023 and December 31, 2022, respectively. The outstanding balance of the facility was $803,142 and $991,429, as of March 31, 2023 and December 31, 2022, respectively.

The Company entered into a line of credit with Pancreta Bank on February 23, 2021. The line of credit is renewed annually with a current interest rate of 6.10%. The maximum borrowing allowed as of March 31, 2023 and December 31, 2022 was $1,511,208 and $1,487,022, respectively. The outstanding balance of the facility as of March 31, 2023 and December 31, 2022 was $1,093,420 and $1,232,128, respectively.

The Company entered into a line of credit with EGF on June 6, 2022. The line of credit is renewed annually with a current interest rate of 4.49%. The maximum borrowing allowed as of March 31, 2023 and December 31, 2022 was $434,880 and $427,920, respectively. The outstanding balance of the facility as of March 31, 2023 and December 31, 2022 was $430,105 and $431,512, respectively.

Under the agreements, the Company is required to maintain certain financial ratios and covenants. As of March 31, 2023 and December 31, 2022, the Company was in compliance with these ratios and covenants.

The above lines of credit are guaranteed and backed by customer receivable checks. They are a type of factoring, where the postponed customer checks are assigned by the Company to the bank, in order to be financed at a pre-agreed rate.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

Interest expense for the three-months ended March 31, 2023 and 2022, was $19,435 and $17,175, respectively.

NOTE 11 – CONVERTIBLE DEBT

A summary of the Company’s convertible debt activity as of and for the 3 and 12 months ended March 31, 2023 and December 31, 2022 is presented below:

	March 31, 2023	December 31, 2022

Beginning balance convertible notes	$100,000	$640,000
Payments	(100,000)	(525,000)
Conversion to common stock	-	(15,000)
Convertible notes payable	$-	$100,000

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

On May 1, 2022 the Company issued 1,574 shares of common stock to convert the outstanding principal and accrued interest balance of $26,515 to equity. Following the conversion, the outstanding balance of the above Note is $0. Upon conversion, the 1,574 shares were issued at a fair value of $38,144 which was recorded as equity. Accordingly, upon conversion, the Company reduced its derivative liability by $11,629.

The Company determined that the embedded conversion feature of the convertible promissory note meets the definition of a derivative liability which is accounted for separately. The Company determined a derivative liability exists and determined that the embedded derivative was valued at $456,570 which was recorded as a debt discount, and together with the original issue discount and transaction expenses of $43,000, in the aggregate of $499,570, is being amortized over the life of the loan. As of December 31, 2022 the full amount of the debt discount has been amortized. Therefore, as of March 31, 2023 and December 31, 2022, the fair value of the derivative liability was $0. For the three months ended March 31, 2023 and 2022, the Company recorded a loss on the change in fair value of the derivative of $0 and a gain of $1,873, respectively.

January 7, 2021 Subscription Agreement

On January 7, 2021 (the “Issue Date”), the Company entered into a subscription agreement with an unaffiliated third party, whereby the Company issued for a purchase price of $100,000 in principal amount, a convertible promissory note. The note bore an interest rate of 8% per annum and originally matured on the earlier of (i) consummation of the Company listing its common shares on the NEO Stock Exchange or (ii) October 31, 2021.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

However, the listing to NEO Stock Exchange did not occur. As of December 31, 2022, the Company had a principal balance of $100,000 and had accrued $13,740 in interest expense. During the three months ended March 31, 2023, the Company paid the balance in full.

The Company determined that the embedded conversion feature of the convertible promissory note meets the definition of a derivative liability which is accounted for separately. The Company measured the embedded derivative valued at $62,619 which was recorded as a debt discount and additional paid-in capital and was being amortized over the life of the loan. As of December 31, 2022, the debt discount had been fully amortized. As of March 31, 2023 and December 31, 2022, the fair value of the derivative liability was $0 and $54,293, respectively. For the three months ended March 31, 2023 and 2022, the Company recorded a loss of $3,384 and a gain of $13,128, respectively, from the change in fair value of derivative liability as other income in the condensed consolidated statements of operations and comprehensive loss.

The Company considered both the note payable and conversion feature separately and upon settlement. The Company re-valued the conversion feature to fair value and applied extinguishment accounting as the debt has now been settled. Because the conversion feature is extinguished upon settling the note, the value of the conversion feature goes though debt extinguishment debt and the Company recorded a gain on settlement of debt. During the three months ended March 31, 2023, the Company recorded a gain on extinguishment of debt of $50,909.

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

Upon the consummation of our Nasdaq listing in 2022, the total principal and accrued interest outstanding on the note would convert into shares of the Company’s common stock at a 30% discount to the prices of the common shares sold in the financing to be conducted in conjunction with our Nasdaq listing, subject to a conversion floor of $75.00. However, the Company, upon agreement with the third party, did not convert the note and fully repaid it in cash on October 21, 2022.

As of December 31, 2022, the Company repaid the remaining outstanding balance of the note and thus its outstanding balance as of the end of the period was $0. For the three months ended March 31, 2023 and 2022, the Company recorded amortization of debt discount in the amount of $0 and $127,916, respectively, which is included in non-cash interest expense on the accompanying condensed statements of operations and comprehensive loss.

Derivative Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2023:

Amount
Balance on January 1, 2023	$54,293
Reduction of derivative related to conversions	(50,909)
Change in fair value of derivative liabilities	(3,384)
Balance on March 31, 2023	$-

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

The fair value of the derivative conversion features and warrant liabilities as of December 31, 2022 was calculated using a Monte-Carlo option model valued with the following assumptions:

December 31,
2022
Dividend yield	0%
Expected volatility	87.9%-157.2
Risk free interest rate	1.46%-3.75
Contractual terms (in years)	1.25 - .75

NOTE 12 – DEBT

A roll forward of the Company’s third-party debt for the three months ended March 31, 2023 is presented below:

March 31, 2023	Trade Facility	Third Party	COVID Loans	Total
Beginning balance 12/31/22	$3,305,532	$1,505,078	$207,377	$5,017,987
Payments	(1,153,365)	(86,561)	(5,096)	(1,245,022)
Debt forgiveness	(306,637)	-	-	(306,637)
Foreign currency translation	29,890	11,409	1,879	43,178
Ending balance 3/31/23	1,875,420	1,429,926	204,160	3,509,506
Notes payable - long-term	(1,549,260)	(1,002,288)	(176,000)	(2,727,548)
Notes payable - short-term	$326,160	$427,638	$28,160	$781,958

Our outstanding debt as of March 31, 2023, is repayable as follows:
March 31, 2023
2023	$802,622
2024	806,824
2025	1,613,928
2026	174,947
2027 and thereafter	111,185
Total debt	3,509,506
Less: notes payable–- current portion	(781,958)
Notes payable–- long term portion	$2,727,548

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

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

The Company incurred non-cash interest expense of $6,642 during the period ended December 31, 2022 concerning the debt extinguishment. The principal debt balance was paid in full during the year ended December 31, 2022. As of March 31, 2023 and December 31, 2022, the outstanding principal balance on the debt was $0, and had accrued interest expense of $18,527 and $12,853, respectively.

Trade Facility Agreements

On May 12, 2017, SkyPharm entered into a Trade Finance Facility Agreement (the “TFF”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”) as amended on November 16, 2017, and May 16, 2018.

On October 17, 2018, the Company entered into a further amended agreement with Synthesis whereby the current balance on the TFF as of October 1, 2018, which was €4,866,910 ($5,629,555) and related accrued interest of €453,094 ($524,094) would be split into two principal balances of Euro €2,000,000 ($2,316,000), (the "EURO Loan") and USD $4,000,000, the "USD Loan". Interest on both the EURO Loan and USD Loan commenced on October 1, 2018, at 6% per annum plus one-month Euribor (2.49% as of March 31, 2023), and 6% plus one-month LIBOR (4.77% as of date of March 31, 2023), respectively.

On December 30, 2020, the Company transferred the EURO Loan to a new third-party lender. The terms remained the same except interest accrues at 5.5% per annum plus one-month Euribor (2.49% as of March 31, 2023). The principal was scheduled to be repaid in a total of five quarterly installments beginning October 31, 2021 of €50,000 ($54,360) each with a final repayment of €1,800,000 ($1,956,960) Euro payable on October 31, 2022.

On March 3, 2022, the Company entered into a modification agreement to extend the maturity date to January 10, 2023 and payments under the USD Loan. During June 2022, the Company agreed with the Lender to postpone the repayment of an installment of $500,000 due on June 30, 2022 (based on the modification agreement signed on March 3, 2022) until January 2023. During September 2022, the Company agreed with the Lender to postpone the repayment of the outstanding balance on the USD Loan of $3,950,000, plus unpaid accrued interest until January 2023. The Company capitalized fees paid upon modification of €200,000 ($221,060) that are being amortized over the life of the loan. The Company incurred non-cash interest expense of $23,820 during the three-month period ended March 31, 2022 concerning the above capitalized fees.

During the year ended December 31, 2022, the Company repaid €175,000 ($187,215) of the EURO Loan and $2,593,363 of the USD Loan such that as of December 31, 2022, the Company had principal balances of €1,775,000 ($1,898,895) and $1,406,637 under the agreements, respectively. As of March 31, 2022, the Company had accrued $81,813 in interest expense related to these agreements.

On December 21, 2022 the USD Loan was assigned to GIB Fund Solutions ICAV (the “Fund”). On January 31, 2023, the Company paid $1,100,000 to the Fund under a full and final settlement agreement for the USD Loan, recording a gain on extinguishment of debt of $306,637 relating to the waiver of the unpaid balance. Additionally, the Company repaid €50,000 ($54,360) of the EURO Loan during the 3-month period ended March 31, 2023. As of March 31, 2023 the Company had an outstanding principal balance of €1,725,000 ($1,875,420), of which $1,549,260 is classified as notes payable-long term on the condensed consolidated balance sheets. As of March 31, 2023, the Company had accrued $14,380 in interest expense related to these agreements.

On December 22, 2022, Skypharm SA signed an agreement for the extension of the payments and an increase in interest rate due under the EURO loan, that was extended to be repaid with a balloon payment now due on October 31, 2025. This extension was agreed upon in writing on December 22, 2022 with a retroactive modification date to October 31, 2022 (the original maturity date).

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

Third Party Debt

On November 16, 2015, the Company entered into a Loan Agreement with Panagiotis Drakopoulos, the Company’s former Director and former Chief Executive Officer, pursuant to which the Company borrowed €40,000 ($42,832) as a note payable from Mr. Drakopoulos. The note bore an interest rate of 6% per annum and was due and payable in full on November 15, 2016. As of December 31, 2022, the Company had an outstanding principal balance of €8,000 ($8,558) and accrued interest of €6,797 ($7,271). During the three months ended March 31, 2023, the Company paid the outstanding balance of €8,000. Therefore, as of March 31, 2023, the balance due is $0. Mr Drakopoulos is not considered a related party since he is no longer employed by the Company and currently holds no equity position in the Company.

May 18, 2020, July 3, 2020, and August 4, 2020 Senior Promissory Notes

Modification of May 18, 2020, July 3, 2020, and August 4, 2020 Senior Promissory Notes

On February 23, 2022, the Company entered into modification agreements to extend the due dates of the May 18 Note, July 3 Note, and August 4 Note to June 30, 2023 of $9,000,000, in the aggregate. The Company paid restructuring fees totaling $506,087 upon modification. The Company determined the modification should be recorded as debt extinguishment in accordance with ASC 470 because the present value of the remaining cash flows under the terms of the new debt instrument is at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. The Company recorded the new debt at fair value in the amount of $7,706,369 and a gain upon extinguishment in the amount of $787,544. During the year ended December 31, 2022, the Company repaid the aggregate principal balance of $7,000,000 and the aggregate accrued interest related to these notes in full. During the three months ended March 31, 2022 the Company recorded non-cash interest expense in the amount of $89,275 for the amortization of debt issuance costs.

June 23, 2020 Debt Agreement

On June 23, 2020, the Company’s subsidiary, Cosmofarm, entered into an agreement with the “National Bank of Greece SA” (the “Bank”) to borrow a maximum of €500,000 ($611,500). The note has a maturity date of sixty (60) months from the date of the first disbursement, which includes a grace period of nine months. The total amount of the initial proceeds was paid in 3 equal monthly installments. The note is interest bearing from the date of receipt and is payable every three (3) months at an interest rate of 3.06% plus 3-month Euribor  (2.78% as of March 31, 2023). The outstanding balance was €294,118 ($319,765) and €323,529 ($346,112) on March 31, 2023 and December 31, 2022, respectively of which $191,859 and $220,253, is classified as Notes payable - long-term portion respectively, on the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2023, the Company repaid €29,412 ($31,976) of the principal balance.

November 19, 2020 Debt Agreement

On November 19, 2020, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($611,500). The note matures on November 18, 2025 and bears an annual interest rate, based on a 360-day year, of 3.3% plus .6% plus 6-month Euribor when Euribor is positive. The principal is to be repaid in 18 quarterly installments of €27,778 ($30,210).  During the year ended December 31, 2022, the Company repaid €111,111 ($118,867) of the principal and as of December 31, 2022, the Company had accrued interest of $8,069 related to this note and a principal balance of €333,333 ($356,600), of which $237,733 is classified as Notes payable – long term portion on the accompanying condensed consolidated balance sheet. During the three months ended March 31, 2023, the Company repaid €27,778 ($30,200) of the principal and as of March 31, 2023, the Company has accrued interest of €2,516 ($2,735) related to this note and a principal balance of €305,556 ($332,200), of which $211,400 is classified as Notes payable – long term portion on the accompanying condensed consolidated balance sheet.

July 30, 2021 Debt Agreement

On July 30, 2021, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($578,850). The note matures on August 5, 2026 and bears an annual interest rate that applies to 60% of the principal of the note that is based on a 365-day year, of 5.84% plus 3-month Euribor when Euribor is positive. Pursuant to the terms of the agreement, there is a nine-month grace period for principal repayment during which interest is accrued. The principal is to be repaid in 18 quarterly installments of €27,778 commencing three months from the end of the grace period. During the year ended December 31, 2022, the Company repaid €77,985 ($83,428) of the principal balance. As of December 31, 2022, the Company had accrued interest of €2,509 ($2,728) and a principal balance of €422,016 ($451,472), of which $336,788 is classified as notes payable – long term portion on the accompanying condensed consolidated balance sheet. During the three months ended March 31, 2023, the Company repaid €26,451 ($28,758) of the principal. As of March 31, 2023, the Company has accrued interest of €4,136 ($4,947) and principal of €395,564 ($430,057), of which $312,520 is classified as Notes payable – long term portion on the accompanying condensed consolidated balance sheet.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

June 9, 2022 Debt Agreement

On June 9, 2022 the Company entered into an agreement with a third-party lender in the principal amount of €320,000 ($335,008), the “Note”. The Note matures on June 16, 2027 and bears an annual interest rate of 3.89% plus an additional rate of 0.60%, plus the 3-month Euribor (2.78% as of March 31, 2023). Pursuant to the agreement, there is a twelve-month grace period for principal repayment during which interest is accrued. The principal is to be repaid in 17 equal quarterly installments of €18,824 commencing on June 30, 2023. As of March 31, 2023 and December 31, 2022 the Company has accrued interest of €3,532 ($3,840) and €7,707 ($8,379), respectively, and an outstanding balance of €320,000 ($347,904), of which $286,509 and $281,924, respectively, is classified as Notes payable – long term portion on the accompanying condensed consolidated balance sheets.

August 29, 2022 Promissory Note

On August 29, 2022, the Company entered into a promissory note for the principal amount of $166,667. The Company received $150,000 in cash and recorded $16,667 as an original issue discount upon issuance. The promissory note matures on the earlier of (a) December 27, 2022, or (b) the date the Company completes a debt or equity financing of at least $1,000,000. The debt carried an annual interest rate of 12% which was due upon maturity. As of December 31, 2022, the Company had repaid the principal balance in full and had a balance of $5,041 in accrued interest related to this note. The Company repaid the outstanding interest during the 3-month period ended March 31, 2023 and thus the balance of both principal and interest as of March 31, 2023 is $0.

COVID-19 Loans

On May 12, 2020, the Company’s subsidiary, SkyPharm, was granted and on May 22, 2020 received a €300,000 ($366,900) loan from the Greek government. The loan will be repaid in 40 equal monthly installments beginning on July 29, 2022. As a condition to the loan, the Company was required to retain the same number of employees until October 31, 2020. As of December 31, 2022, the principal balance was $150,441. During the three months ended March 31, 2023, the Company repaid €4,688 ($5,096) of the principal balance.  The outstanding balance as of March 31, 2023 is €135,938 ($147,791).

On June 24, 2020, the Company received a loan £50,000 ($68,310) from the United Kingdom government. The loan has a ten-year maturity and bears interest at a rate of 2.5% per annum beginning 12-months after the initial disbursement, which was on July 10, 2020. The Company may prepay this loan without penalty at any time. As of December 31, 2022, the principal balance was £47,144 ($56,936). As of March 31, 2023, the principal balance was £45,573 ($56,369).

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

None of the above loans were made by any related parties.

NOTE 13 – LEASES

The Company has various operating and finance lease agreements with terms up to 10 years, for various types of property and equipment (such as office space and vehicles) etc. Some leases include options to purchase, terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised.

The assets and liabilities from operating and finance leases are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s secured incremental borrowing rates or implicit rates, when readily determinable. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.

The Company’s operating leases do not provide an implicit rate that can readily be determined. Therefore, we use a discount rate based on our incremental borrowing rate, which is determined using the average interest rate of our long-term debt on the date of inception.

Operating Leases

The Company’s weighted-average remaining lease term relating to its operating leases is 5.23 years, with a weighted-average discount rate of 6.74%.

The Company incurred lease expense, due to amortization of operating lease right-of-use assets, of $55,354 and $54,124 which was included in “General and administrative expenses,” for the three months ended March 31, 2023 and 2022, respectively.

The following table presents information about the amount and timing of cash flows arising from the Company’s operating leases as of March 31, 2023:

Maturity of Operating Lease Liability:
2023	$197,540
2024	264,035
2025	190,379
2026	153,712
Thereafter	581,964
Total undiscounted operating lease payments	$1,387,630
Less: Imputed interest	(272,107)
Present value of operating lease liabilities	1,115,523

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

Finance leases

The Company’s weighted-average remaining lease term relating to its finance leases is 3.34 years, with a weighted-average discount rate of 6.74%, based on the interest rate implicit in the lease.

The following table presents information about the amount and timing of cash flows arising from the Company’s finance leases as of March 31, 2023:

Maturity of Finance Lease Liability
2023	$112,406
2024	133,861
2025	103,586
2026	77,014
Thereafter	23,474
Total undiscounted finance lease payments	$450,341
Less: Imputed interest	(47,400)
Present value of finance lease liabilities	$402,941

The Company incurred interest expense on its finance leases of $6,219 and $3,507 which was included in “Interest expense”, on the accompanying condensed statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, respectively. The Company incurred amortization expense on its finance leases of $30,710 and $19,580, which was included in “Depreciation and amortization expense”, on the accompanying condensed statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, respectively. The total cash used for the Company’s finance leases for the three months ended March 31, 2023 and March 31, 2022 amounted to $35,596 and $22,622 respectively and is solely related to lease payments.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of March 31, 2023, the following litigation matters were pending. None of the below is expected to have a material financial or operational impact.

Solgar Inc, a competitor of the Company, sued SkyPharm SA for product homogeneity regarding the nutraceutical line “Sky Premium Life”. As a result, Solgar requested the prohibition for SkyPharm to manufacture, import and sell, market or in any way possess and distribute, including internet sales and advertise in any way in the Greek market of “Sky Premium Life” due to homogeneity with Solgar’s products. Solgar Inc. has further requested to be awarded compensation for non-pecuniary damage amounting to €20,000 ($21,744). The case was heard on January 28, 2022, and the decision numbered 8842/2022 of the court of Thessaloniki was issued, which, accepted our claims and dismissed the Solgar’s Inc. lawsuit.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

On July 22, 2015, the National Medicines Agency approved the license of wholesale sale of pharmaceutical products under the name SkyPharm SA with set validity at five years and an expiration date of July 22, 2020. Subsequently, SkyPharm SA on June 15, 2020, legally and timely submitted the application for renewal of the wholesale license of pharmaceutical products to the National Medicines Agency. The National Medicines Agency did not respond, therefore the Company asked for an immediate decision on the renewal. Two months after the filing of no. 3459 / 15.01.2021 letter and almost nine months after the no. 627615.06.2020 company application for the renewal, the National Medicines Agency replied by rejecting the renewal request on March 9, 2021 (ref. 62769 / 20-25.02.2021). In addition, document No. 127351-16.12.2021 of EOF (Greek National Medicines Organization) to SkyPharm states that after an inspection of EOF at the premises of Doc Pharma, we did not have a wholesale license in violation of article 106 par. 1b and par. 1c of the ministerial decision D.YG3a / GP.32221 / 29-4-2019. The National Medicines Agency has not yet provided update on the implications of the renewal’s rejection.

There has been a payment request by the Greek court, which relates to a fine arising from Cosmofarm’s SA tax audit for financial year 2014. The law with no. 483/16.12.2020 was used by the court against Cosmofarm SA (the “defendant”). The defendant appealed against the decision using the law with no.11541/09.03.2021. This appeal was dismissed after 120 days from its submission to the court. Additionally, there had been an obligation for payment of additional tax and fines related to this matter in the amount of €91,652 ($99,644), which the defendant has already settled. However, the defendant has claimed back the respective amount through appeal. As of March 31, 2023, the trial is still pending.

Advisory Agreements

On July 1, 2021, the Company entered into a two-year advisory agreement with a third party (the “Consultant”) for advisory and consulting services related to the Company’s intention to become listed on Nasdaq. Peter Goldstein, a then director of the Company is a principal of the Consultant. As consideration for services rendered, and successful Nasdaq listing, the Company paid $100,000. The $100,000 bonus was incurred and settled within 2022. Finally, the Consultant received a total of 10,000 shares of the Company’s common stock, 2,000 of such shares that have been previously issued pursuant to previous agreements and additional 15,258 shares that were issued on February 2, 2023, based on the amendment signed on February 1, 2023.

Research and Development Agreements

On June 26, 2022, the Company signed a research and development (R&D) agreement with a third party, through which the Company assigns to the third party the development of new products and services in the field of health, focusing on the human intestinal microbiome. The cost of the projects amount to EUR 820,000 ($891,504) which is allocated to certain phases. The amount will be due and payable upon completion of the corresponding phases. The Company records the corresponding R&D expense based on the project’s progress, which is actually invoiced by the third party in the relevant period. No such costs were incurred for the 3-month period ended March 31, 2023 or 2022.

NOTE 15 – WARRANTS

Omnibus Equity Incentive Plan

On September 19, 2022 the Company held a Board of Directors meeting, whereas, the Board of Directors had elected to adopt an Omnibus Equity Incentive Plan (the “Plan”), that includes reserving 200,000 shares of common stock eligible for issuance under the Plan to be registered on a Form S-8 Registration Statement with the SEC. The Plan is designed to enable the flexibility to grant equity awards to the Company’s officers, employees, non-employee directors and consultants and to ensure that it can continue to grant equity awards to eligible recipients at levels determined to be appropriate by the Board and/or the Compensation Committee. According to the Proxy Statement filed with the SEC on October 20, 2022 the Plan received final approval by the Company’s stockholders at the Annual Meeting of Stockholders held on December 2, 2022.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

Warrants

As of March 31, 2023, there were 4,194,236 warrants classified within equity outstanding and 4,194,236 warrants exercisable with 4,180,902 warrants having expiration dates from May 2023 through December 2027 and 13,334 warrants with no expiration date.

A summary of the Company’s warrant activity during the three months ended March 31, 2023 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance outstanding, January 1, 2023	4,194,236	$8.31	5.04	$2,562,600
Balance outstanding, March 31, 2023	4,194,236	$8.31	4.80	$913,209

Exercisable, March 31, 2023	4,194,236	$8.31	4.80	$913,209

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

The Company disaggregates revenue by country to depict the nature and economic characteristics affecting revenue.

The following table presents our revenue disaggregated by country for the three months ended:

	March 31,	March 31,
Country	2023	2022
Greece	11,914,231	13,009,038
Cyprus	33,315
UK	402,231	51,426
Croatia	-	11,336
Total	$12,349,777	$13,071,800

NOTE 17 – SUBSEQUENT EVENTS

Acquisition of a Telehealth Company

On March 17, 2023, the Company announced that it has entered into a definitive agreement to acquire ZipDoctor Inc., a telehealth company for a total sum of $150,000, settled in cash. The Sale and Purchase Agreement (“SPA”) was signed on March 17, 2023, and the transaction closed on April 3, 2023.

Purchase of Building

On May 3, 2023, the Company acquired the entire property which houses the operations of its wholly owned subsidiary CosmoFarm Pharmaceuticals ("CosmoFarm"). The property comprises a 3-story building, that is 2,700 square meters (or approximately 29,063 square feet) in size. The purchase price was €966,000 (or approximately $1,068,000).

Conclusion of Stock Purchase Agreement

On May 8, 2023, the Company entered into a Stock Purchase Agreement with the owners of one hundred (100%) percent of the equity (the “Shares”) of Pharmaceutical Laboratories Cana S.A. (“Cana Holdings”).  The Purchase Price of the Shares is €800,000 ($869,760) and 46,377 shares of Cosmos restricted common stock at an issuance price of $17.25 per share or $800,000 for a total purchase price of $1,669,760.

Cana Holdings is a Greek pharmaceutical company that manufactures, sells, distributes, and markets original branded products researched and developed by leading global pharmaceutical and healthcare companies.

As previously described on February 28, 2023, the Company issued a €4,100,000 ($4,497,017) five-year senior secured promissory note, classified as loans receivable - related party on the accompanying condensed consolidated balance sheet, to Cana Holdings.  The closing of this transaction is conditioned upon: (i) the satisfactory completion of due diligence; (ii) delivery of auditors’ financial statements of Cana Holdings as of December 31, 2022; (iii) receipt by the Company of all required approvals, covenants and waivers; (iv) indebtedness of Cana Holdings shall not exceed €1,000,000 ($1,087,200) (exclusive of the Note); (v) payment of the Purchase Price and delivery of the Shares; (vi) no material adverse changes in the business of Cana Holdings; and (vii) customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Available Information

The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2022 (“Form 10-K”) and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

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

Overview

Summary

We are an international healthcare company with a proprietary line of nutraceuticals and distributor of branded and generic pharmaceuticals, nutraceuticals, OTC medications and medical devices. The Company uses a differentiated operating model based on a lean, nimble and decentralized structure, with an emphasis on acquisitions of established companies and our ability to maintain better pharmaceutical assets than others. This operating model and the execution of our corporate strategy are designed to enable the Company to achieve sustainable growth and create added value for our shareholders. In particular, we look to enhance our pharmaceutical and over-the-counter product lines by acquiring or licensing rights to additional products and regularly evaluate selective company acquisition opportunities. The Company, through its subsidiaries, is operating within the pharmaceutical industry and in order to compete successfully in the healthcare industry, must demonstrate that its products offer medical benefits as well as cost advantages. Currently, most of the products that the Company is trading, compete with other products already in the market in the same therapeutic category, and are subject to potential competition from new products that competitors may introduce in the future.

We continue to rapidly expand our distribution network worldwide and open new markets for our proprietary line of branded pharmaceuticals, nutraceuticals, and nutraceuticals through our distribution channels and e-commerce marketplace. We use our extensive network with direct access to Europe’s primary sales channels for pharmaceuticals and nutraceuticals, which includes over 160 pharmaceutical wholesale distributors in Europe’s largest markets, over 40,000 pharmacies in Europe and 1,500 pharmacies in Greece. We achieve stable supply of pharmaceuticals from DocPharma, a related party, which enhances our ability to scale our expansion. We receive full priority in the production of nutraceuticals and volumes. Our full production in Greece ensures a decisive production-cost advantage whilst we secure additional discounts by leveraging our purchasing scale.

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

Nutraceutical

We have created and developed our own proprietary branded nutraceutical products, named “Sky Premium Life®” which was launched in 2018 and “Mediterranation®” which was launched in 2022. Utilizing unique formulations, and specialized extraction processes which follow strict pharmaceutical standards, our proprietary lines of nutraceuticals aim for excellence. We have a full portfolio of fast-moving and specialty formulas with more than 80 product codes including vitamins, minerals and other herbal extracts. Our nutraceutical products are manufactured exclusively by Doc Pharma, a related party of the Company. Our nutraceutical products have penetrated several markets within 2022 and 2023 through digital channels such as Amazon and Tmall. We focus on nutraceutical products because we foresee it as a market with high grow opportunities due to its large market size and margin contribution as the demand for nutraceutical products is increasing globally.

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

Distribution and Trade Agreements

On July 1, 2021 the Company’s subsidiary SkyPharm SA, entered into an exclusive distribution agreement with a company based in Germany the “Distributor A”, whereas SkyPharm appointed Distributor A to be the responsible Partner for the distribution, promotion, trade marketing, logistics and sale of the nutraceuticals manufactured and supplied by SkyPharm (Sky Premium Life®), in the territories of Austria and Germany. Distributor A places purchase orders with SkyPharm at the company’s address and the purchase order is necessary to initiate any shipment.

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

On November 25, 2021 SkyPharm SA signed a trade agreement with a wholesaler which operates in the storage, distribution, trading and promotion of pharmaceutical products) henceforward referred as “Distributor C”. Based on the agreement Distributor C is appointed as the exclusive representative for the promotion & distribution of our proprietary nutraceutical products Sky Premium Life®, in Greece.

During July 2021, the Company’s subsidiary Decahedron Ltd, created a distribution page on Amazon UK, through which it sells, advertises and promotes our own proprietary branded nutraceutical product line “Sky Premium Life®, directly to final consumers.

On September 22, 2022, the Company entered into a distribution agreement with a third party in order to become the distributor of Monkeypox Virus Real-Time PCR Detection Kits. Cosmos will have exclusive distribution rights for Greece and Cyprus, with the opportunity to distribute the test kits across Europe on a non-exclusive basis.

Acquisitions and Co-Ventures

On September 28, 2022, the Company the Company entered into a non-binding letter of intent (“LOI”) agreement to wholly acquire ZipDoctor Inc., a company that possesses a direct-to-consumer subscription-based telemedicine platform, that expects to provide its customers affordable, unlimited, 24/7 access to board certified physicians and licensed mental and behavioral health counselors and therapists. The current parent company of the acquiree will continue to manage all its aspects of the day-to-day operations, including product development, marketing, and operational support.

On March 17, 2023, the Company announced that it has entered into a definitive agreement to acquire ZipDoctor Inc. for a total sum of $150,000. The Sale and Purchase Agreement (“SPA”) was signed on March 17, 2023, and the transaction closed on April 3, 2023.

On May 8, 2023, the Company entered into a Stock Purchase Agreement with the owners of one hundred (100%) percent of the equity (the “Shares”) of Pharmaceutical Laboratories Cana S.A. (“Cana Holdings”).  The purchase price for the shares for each of two Sellers is €800,000 and 46,377 shares of Cosmos restricted common stock at an issuance price of $17.25 per share or $800,000.

Cana Holdings is a Greek pharmaceutical company that manufactures, sells, distributes, and markets original branded products researched and developed by leading global pharmaceutical and healthcare companies.

As previously announced on February 28, 2023, the Company issued a five-year senior secured promissory note (the “Note”) in the principal amount of €4,100,000 to Cana Holdings.  The closing of this transaction is conditioned upon: (i) the satisfactory completion of due diligence; (ii) delivery of auditors’ financial statements of Cana Holdings as of December 31, 2022; (iii) receipt by the Company of all required approvals, covenants and waivers; (iv) indebtedness of Cana Holdings shall not exceed €1,000,000 (exclusive of the Note); (v) payment of the Purchase Price and delivery of the Shares; (vi) no material adverse changes in the business of Cana Holdings; and (vii) customary closing conditions.

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

Results of Operations

Three Months Period Ended March 31, 2023 and 2022

Revenue

The Company had revenue of $12,349,777 and $13,071,800 (a decrease of 5.52%) for the three months ended March 31, 2023 and 2022, respectively. The Company had a net loss of $459,863 on revenue of $12,349,777 versus a net loss of $5,585,146 on revenue of $13,071,800 for the three months ended March 31, 2023 and 2022, respectively.  The Company’s revenue remained relatively stable, although the effect of the foreign exchange rates was negative for the three-month period ended March 31, 2023 compared to the three-month period ended March 31, 2022.

Cost of Goods Sold

The Company had costs of goods sold of $11,392,700 versus $11,179,868 (an increase of 1.9%) for the three months ended March 31, 2023 and 2022, respectively. Cost of goods sold remained stable, which is in accordance with the revenues movement for the 3-month period ended March 31, 2023 and March 31, 2022.

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

Gross Profit

The Company had gross profit of $957,077 versus $1,891,932 (a decrease of 49.41%) for the three months ended March 31, 2023 and 2022, respectively. The decrease in gross profit for the three-month period is attributable to the decreased and discounted sales of SkyPharm’s nutritional supplements, pursuant to an effort of substantially decrease the receivable balances. Since nutraceuticals is a high margin revenue stream, this contributed to the decreased gross profit for the period.

Operating Expenses

The Company had general and administrative costs of $2,089,014 and $868,639 salaries and wages expenses of $949,451 and $521,471, sales and marketing expenses of $467,263 and $146,949 and depreciation and amortization expense of $102,521 and $112,622 for a net operating loss of $2,651,172 and a net operating gain of $242,251 (an increase of 112.85% in Operating Expenses) for the three months ended March 31, 2023 and 2022, respectively. The increase in operating expenses is primarily attributed to management’s compensation and increased advertising costs during the three-month period ended March 31, 2023.

Other Income (Expense)

The Company had interest expense related to notes payable of $134,373 versus $584,176 and non-cash interest expense related to the amortization of debt discount of $0 versus $260,527 for the three months ended March 31, 2023 and 2022, respectively. The decrease in interest expense is attributable to the significant debt repayments that took place within December 2022. Moreover, a gain on equity investments of $1,293 versus $1,678 and a change in fair value of derivative liability of $3,384 versus $15,001 due to agreements on convertible debentures were recorded during the three-month periods ended March 31, 2023 and 2022. The net foreign currency gain amounted to $196,035 versus a loss of $159,352 and interest income amounted to $183,416 versus $64,827 for the three months ended March 31, 2023 and 2022, respectively. The change to foreign currency gain is derived from the positive movement of the foreign exchange rates and the increase in interest income is attributable to the Company’s treasury bills and loans receivable balances, that were not in place as of March 31, 2022. Additionally, a gain on debt extinguishment relating to the write-off of a share settled debt obligation and the forgiveness of a Note’s payable balance of $1,908,513 versus a gain of $1,004,124 were recorded for the three months ended March 31, 2023 and 2022. Finally, the Company’s other income was $5,743 versus other expense of $54,812 for the three months ended March 31, 2023 and 2022, respectively.

Unrealized Foreign Currency losses

The Company had an unrealized foreign currency gain of $336,463 versus loss of $405,229, attributable to the positive movement of the exchange rates during the three-month period ended March 31, 2023 and a net comprehensive loss of $123,400 versus a loss of $5,990,375 for the three months ended March 31, 2023 and 2022, respectively, which mainly derives from the deemed dividends on the issuance of warrants of $5,788,493 recorded during the three-month period ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2023, the Company had working capital of $32,083,333 compared to $34,296,034 as of December 31, 2022.

The Company had cash and cash equivalents of $12,037,647 versus $20,749,683 as of March 31, 2023 and December 2022, respectively. The Company had net cash used in operating activities of $6,344,173 and $2,337,276 for the three months ended March 31, 2023 and 2022, respectively. The Company has devoted substantially all of its cash resources to expand through organic business growth and has incurred significant general and administrative expenses in order to enable the financing and growth of its business and operations.

The Company had net cash used in investing activities of $4,486,455 and net cash provided by investing activities of $87,223 during the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023 the net cash used in investing activities was mainly attributable to the outflow of the loan receivable to a related party.

The Company had net cash provided by financing activities of $2,242,805 versus $2,914,441 during the three months ended March 31, 2023 and 2022, respectively.

For the period ended March 31, 2023, the Company received proceeds from lines of credit of $4,325,744 and payments of lines of credit of $5,452,321, for a net decrease on the line of credit of $1,126,577.

We anticipate using cash in our bank account as of March 31, 2023, cash generated from debt or equity financing, from investing activities or from management loans, to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we may lose the qualification for quotation and our securities would no longer trade on Nasdaq market. Further, as a consequence we would fail to satisfy our reporting obligations with the Securities and Exchange Commission (“SEC”), and investors would then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

Plan of Operation in the Next Twelve Months

Specifically, our plan of operations for the next 12 months is as follows:

We assess the foreseeable development of the Company as being positive. Over the medium term we expect to further expand our market shares. However, during the course of further organizational optimization there may be associated extraordinary additional costs.

Our plan for our own branded nutraceuticals is to enlarge our portfolio up to 150 SKUs by the end of 2023 including more basic line formulas to cover more customer needs of any age, advanced formulations, formulas based on herbs and further clinical studies with research and development for further products. Our plan for geographic expansion in distributing and market penetration in EU, Asia, USA, and Canada is based on exclusive distributors, wholesalers, ecommerce, development of franchising model, alliances and acquisitions of nutraceutical companies.

In addition, our plan for branded generics and OTC products is geographic expansion across the world, especially in the EU and UK, as well as in third world countries with fast registration, and developed markets with liberalized OTC policies for online pharmacies and supermarkets. We also intend to enhance our exclusive distribution rights with a growing basis of cooperating partners while purchasing generics’, biosimilar drugs and OTC licenses. We also intend to enhance our product expectance by registered copyrights and trademarks in all OTC drugs. In addition, we remain committed to strategic research and development across each business unit with a particular focus on assets with inherently lower risk. Our plan for our healthcare distribution is to expand in the Greek territory, enlarge our customer portfolio and integrate an established sales network of pharmacies through the use of B2B and B2C ecommerce platforms and exclusive distributors. We are also aiming at increasing the exports of branded pharmaceuticals as we focus on higher profit margins categories (OTC and VMS), deliver 3PL services to pharma companies, put in force loyalty programs, provide added value services to pharmacies and emergency deliveries to VIP customers. The Company will evaluate and, where appropriate, execute on opportunities to expand its network of pharmacies and products in areas that it believes will offer above average growth characteristics and attractive margins.

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

The Company intends to spend the funds available to strengthen working capital, inventories, intangible assets, acquisitions, research and development, sales and marketing expenses. Due to the uncertain nature of the industry in which the Company operates, projects may be frequently reviewed and reassessed. Accordingly, while it is currently intended by management that the available funds will be expended as set forth above, actual expenditures may in fact differ from these amounts and allocations.

Off Balance Sheet Arrangements

As of March 31, 2023, there were no off-balance sheet arrangements.

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

Revenue Recognition: The Company adopted Topic 606 Revenue from Contracts with Customers on January 1, 2018. As a result, it has changed its accounting policy for revenue recognition as detailed in Note 2.

Foreign Currency. Assets and liabilities of all foreign operations are translated at period-end rates of exchange, and the statements of operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating foreign currency financial statements are accumulated in a separate component of stockholders’ equity until the entity is sold or substantially liquidated. Gains or losses from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency) are included in net (loss) earnings.

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

We recognize the impact of an uncertain tax position in our financial statements if, in management’s judgment, the position is not more-likely-than-not sustainable upon audit based on the position’s technical merits. This involves the identification of potential uncertain tax positions, the evaluation of applicable tax laws and an assessment of whether a liability for an uncertain tax position is necessary. We operate and are subject to audit in multiple taxing jurisdictions.

We record interest and penalties related to income taxes as a component of interest and other expense as incurred, respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company follows ASC 310 to estimate the allowance for doubtful accounts. Pursuant to FASB ASC paragraph 310-10-35-9, losses from uncollectible receivables shall be accrued when both of the following conditions are met: (a) information available before the financial statements are issued or are available to be issued (as discussed in Section 855-10-25) indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) the amount of the loss can be reasonably estimated. Those conditions may be considered in relation to individual receivables or in relation to groups of similar types of receivables. If the conditions are met, accrual shall be made even though the receivables that are uncollectible may not be identifiable. The Company reviews individually each trade receivable for collectability and performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay. Bad debt expense is included in general and administrative expenses, if any.

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

Audit Committee

We have a separately-designated standing audit committee, which is appointed by the Board of Directors of Cosmos Health Inc. On April 28, 2022, Dr Anastasios Aslidis was elected to serve on the Board of Directors and was appointed as a chair of the Audit Committee, replacing Mr Peter Goldstein, who submitted his resignation on the same date. Our three independent directors, Anastasios Aslidis, John Hoidas and Demetrios Demetriades serve on the Audit Committee. The primary function of the committee is to assist the Board of Directors in overseeing (1) the financial reporting and accounting processes of the Company, and (2) the financial statements audits of the Company. The Committee also prepares a written report to be included in the annual proxy statement of the Company pursuant to the applicable rules and regulations of the “SEC”. In furtherance of these purposes, the Committee shall maintain direct communication among the Company’s independent auditors and the Board of Directors. The independent auditors and any other registered public accounting firm engaged in preparing or issuing an audit report or performing other audit review or attest services for the Company shall report directly to the Committee and are ultimately accountable to the Committee and the Board of Directors.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no changes since the filing of the Company’s Form 10-K for the year ended December 31, 2022.

Item 1A. Risk Factors

The Company is not required to provide the information called for in this item due to its status as a Smaller Reporting Company. You should refer to the other information set forth in this report, including the information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our consolidated financial statements and the related notes. Our business prospects, financial condition or results of operations could be adversely affected by any of these risks.

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

Cosmos Health Inc.

Date: May 16, 2023	By:	/s/ Grigorios Siokas
Grigorios Siokas
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2023	By:	/s/ Georgios Terzis
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

