Form 10-Q
period 2023-06-30
Cosmos Health Inc.
filed 2023-08-15
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 10,620,670 as of August 14, 2023.

COSMOS HEALTH INC.

COSMOS HEALTH INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,232,697	$20,749,683
Accounts receivable, net	23,568,130	22,761,990
Accounts receivable - related party	2,491,975	2,830,595
Marketable securities	19,199	14,881
Inventory	4,799,492	3,451,868
Loans receivable	395,568	377,038
Loans receivable - related party	473,200	427,920
Prepaid expenses and other current assets	4,370,231	1,967,527
Prepaid expenses and other current assets - related party	5,859,208	3,463,401

TOTAL CURRENT ASSETS	44,209,700	56,044,903

Property and equipment, net	10,685,053	1,817,025
Goodwill and intangible assets, net	3,781,849	706,914
Loans receivable - long term portion	3,670,227	3,792,034
Loans receivable - related party - long term	3,733,821	3,851,280
Operating lease right-of-use asset	866,735	821,069
Financing lease right-of-use asset	422,493	291,762
Other assets	1,222,306	713,634

TOTAL ASSETS	$68,592,184	$68,038,621

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,631,964	$11,918,997
Accounts payable and accrued expenses - related party	73,708	205,360
Accrued interest	48,900	275,547
Lines of credit	4,725,936	5,758,737
Convertible notes payable, net of unamortized discount of $0 and $258,938, respectively	-	100,000
Derivative liability - convertible note	-	54,293
Notes payable	889,110	2,158,417
Notes payable - related party	11,138	10,912
Loans payable - related party	13,087	12,821
Taxes payable	551,903	126,855
Operating lease liability, current portion	171,728	167,393
Financing lease liability, current portion	132,148	97,097
Other current liabilities	1,982,062	862,440

TOTAL CURRENT LIABILITIES	20,231,684	21,748,869

Share settled debt obligation	-	1,554,590
Notes payable - long term portion	2,517,272	2,859,570
Operating lease liability, net of current portion	695,005	653,673
Financing lease liability, net of current portion	305,250	206,407
Other liabilities	801,501	1,358,803
TOTAL LIABILITIES	24,550,712	28,381,912

Commitments and Contingencies (see Note 14)	-	-

MEZZANINE EQUITY
Preferred stock, $0.001 par value; 100,000,000 shares authorized:
Series A preferred stock, stated value $1,000 per share, 6,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022; liquidation preference of $372,414	372,414	372,414

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized; 10,951,757 and 10,605,412 shares issued, and 10,936,260 and 10,589,915 outstanding as of June 30,2023 and December 31, 2022, respectively	10,952	10,606
Additional paid-in capital	112,862,111	112,205,952
Subscription receivable	(108)	(4,750,108)
Treasury stock, 15,497 shares as of June 30, 2023 and December 31, 2022, respectively	(816,707)	(816,707)
Accumulated deficit	(67,674,206)	(66,232,813)
Accumulated other comprehensive loss	(712,984)	(1,132,635)

TOTAL STOCKHOLDERS' EQUITY	43,669,058	39,284,295

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY	$68,592,184	$68,038,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

REVENUE	$12,363,429	$13,208,504	$24,713,206	$26,280,304

COST OF GOODS SOLD	11,416,595	11,362,632	22,809,295	22,542,500

GROSS PROFIT	946,834	1,845,872	1,903,911	3,737,804

OPERATING EXPENSES
General and administrative expenses	2,000,151	988,465	4,089,165	1,857,104
Salaries and wages	1,077,672	577,479	2,027,123	1,098,950
Sales and marketing expenses	318,061	245,443	785,324	392,392
Depreciation and amortization expense	127,415	108,848	229,936	221,470
TOTAL OPERATING EXPENSES	3,523,299	1,920,235	7,131,548	3,569,916

GAIN (LOSS) FROM OPERATIONS	(2,576,465)	(74,363)	(5,227,637)	167,888

OTHER INCOME (EXPENSE)
Other expense, net	(34,477)	(315)	(28,734)	(55,127)
Interest expense	(244,135)	(620,914)	(378,508)	(1,205,090)
Interest income	261,269	60,271	444,685	125,098
Non-cash interest expense	-	(215,807)	-	(476,334)
Gain on equity investments, net	2,676	(1,622)	3,969	56
Gain on extinguishment of debt	2,257	-	1,910,770	1,004,124
Change in fair value of derivative liability	-	(22,256)	3,384	(7,255)
Bargain purchase gain	1,633,842	-	1,633,842	-
Foreign currency transaction, net	66,674	(356,687)	262,709	(516,039)
TOTAL OTHER INCOME (EXPENSE), NET	1,688,106	(1,157,330)	3,852,117	(1,130,567)

LOSS BEFORE INCOME TAXES	(888,359)	(1,231,693)	(1,375,520)	(962,679)

INCOME TAX EXPENSE	(93,171)	(9,563)	(65,873)	(75,230)

NET LOSS	(981,530)	(1,241,256)	(1,441,393)	(1,037,909)

Deemed dividend on issuance of warrants	-	-	-	(5,788,493)
Deemed dividend on downround of warrants	-	(8,480,379)	-	(8,480,379)
Deemed dividend on downround of preferred stock	-	(8,189,515)	-	(8,189,515)
Deemed dividend on preferred stock	-	(352,807)	-	(352,807)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(981,530)	(18,263,957)	(1,441,393)	(23,849,103)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net	83,188	(1,028,875)	419,651	(1,434,104)

TOTAL COMPREHENSIVE LOSS	$(898,342)	$(19,292,832)	$(1,021,742)	$(25,283,207)

BASIC NET LOSS PER SHARE	$(0.09)	$(23.37)	$(0.13)	$(31.96)
DILUTED NET LOSS PER SHARE	$(0.09)	$(23.37)	$(0.13)	$(31.96)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	10,819,645	781,604	10,718,010	746,109
Diluted	10,819,645	781,604	10,718,010	746,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND MEZZANINE EQUITY
(Unaudited)

										Accumulated
	Preferred Stock		Common Stock		Additional Paid-in	Subscription	Treasury Stock		Accumulated	Other Comprehensive	Total Stockholders'
	No. of Shares	Value	No. of Shares	Value	Capital	Receivable	No. of Shares	Value	Deficit	Loss	Equity

Balance at January 1, 2022	-	$-	701,780	$702	$39,692,595	$-	15,497	$(816,707)	$(34,345,506)	$(151,621)	$4,379,463
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	-	(405,229)	(405,229)
Adoption of ASU 2020-06	-	-	-	-	(294,000)	-	-	-	53,248	-	(240,752)
Issuance of Series A preferred stock, net of issuance costs of $547,700	6,000	5,452,300	-	-	-	-	-	-	-	-	-
Conversion of notes payable into shares of common stock	-	-	9,520	10	973,410	-	-	-	-	-	973,420
Cashless exercise of warrants	-	-	33,179	33	(829)	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-	203,347	-	203,347
Balance at March 31, 2022	6,000	5,452,300	744,479	745	40,371,176	-	15,497	(816,707)	(34,088,911)	(556,850)	4,910,249
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	-	(1,028,875)	(1,028,875)
Conversion of Series A preferred stock	(3,034)	(2,427,693)	195,689	196	2,427,497	-	-	-	-	-	2,427,693
Conversion of convertible debt	-	-	1,574	2	38,142	-	-	-	-	-	38,144
Cashless exercise of warrants	-	-	18,213	18	(18)	-	-	-	-	-	-
Deemed dividend upon downround of preferred stock and warrants	-	-	-	-	16,669,894	-	-	-	(16,669,894)	-	-
Deemed dividend on preferred stock	-	-	-	-	352,807	-	-	-	(352,807)	-	-
Stock-based compensation	-	-	-	-	24,101	-	-	-	-	-	24,101
Net loss	-	-	-	-	-	-	-	-	(1,241,256)	-	(1,241,256)
Balance at June 30, 2022	2,966	$3,024,607	959,954	$961	$59,883,599	$-	15,497	$(816,707)	$(52,352,868)	$(1,585,725)	$5,130,056

	Preferred Stock		Common Stock		Additional Paid-in	Subscription	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	No. of Shares	Value	No. of Shares	Value	Capital	Receivable	No. of Shares	Value	Deficit	Loss	Equity

Balance at January 1, 2023	-	$372,414	10,605,412	$10,606	$112,205,952	$(4,750,108)	15,497	$(816,707)	$(66,232,813)	$(1,132,635)	$39,284,295
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	-	336,463	336,463
Proceeds from sale of common stock	-	-	-	-	-	4,750,000	-	-	-	-	4,750,000
Shares issued in lieu of cash	-	-	15,258	15	96,873	-	-	-	-	-	96,888
Net loss	-	-	-	-	-	-	-	-	(459,863)	-	(459,863)
Balance at March 31, 2023	-	372,414	10,620,670	10,621	112,302,825	(108)	15,497	(816,707)	(66,692,676)	(796,172)	44,007,783
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	-	83,188	83,188
Shares issued for purchase of customer base	-	-	99,710	100	315,981	-	-	-	-	-	316,081
Shares issued for purchase of Cana	-	-	46,377	46	138,621	-	-	-	-	-	138,667
Stock-based compensation	-	-	185,000	185	104,684	-	-	-	-	-	104,869
Net loss	-	-	-	-	-	-	-	-	(981,530)	-	(981,530)
Balance at June 30, 2023	-	$372,414	10,951,757	$10,952	$112,862,111	$(108)	15,497	$(816,707)	$(67,674,206)	$(712,984)	$43,669,058

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,441,393)	$(1,037,909)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and amortization expense	162,839	181,863
Amortization of right-of-use assets	67,097	39,607
Amortization of debt discounts and accretion of debt	-	476,334
Bad debt expense	671,678	-
Shares issued in lieu of cash	96,888	-
Lease expense	123,204	89,606
Interest on finance leases	13,709	7,333
Stock-based compensation	104,869	24,101
Deferred income taxes	3,621	61,111
Gain on extinguishment of debt	(1,910,770)	(1,004,124)
Bargain purchase gain	(1,633,842)	-
Change in fair value of the derivative liability	(3,384)	7,255
Gain on net change in fair value of equity investments	(3,969)	(56)
Changes in assets and liabilities:
Accounts receivable	721,400	(1,472,461)
Accounts receivable - related party	202,669	358,339
Inventory	(949,633)	(717,900)
Prepaid expenses and other assets	(3,603,672)	468,014
Prepaid expenses and other current assets - related party	(2,303,904)	(1,150,256)
Loan receivable - related party	(168,469)	-
Accounts payable and accrued expenses	(1,332,464)	492,024
Accounts payable and accrued expenses - related party	(135,026)	(27,708)
Accrued interest	(229,771)	427,729
Lease liabilities	(123,391)	(89,247)
Taxes payable	417,256	(104,709)
Other current liabilities	(230,028)	(52,631)
Other liabilities	(579,582)	-
NET CASH USED IN OPERATING ACTIVITIES	(12,064,068)	(3,023,685)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from loan receivable	347,225	179,829
Cash paid for the acquisition of Cana	(5,331,120)	-
Sale of fixed assets	-	11,837
Purchase of intangible assets	(2,213,851)	(320,427)
Purchase of property and equipment	(1,249,933)	(31,546)
NET CASH USED IN INVESTING ACTIVITIES	(8,447,679)	(160,307)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of convertible note payable	(100,000)	-
Payment of note payable	(1,372,976)	(2,476,350)
Proceeds from note payable	-	349,716
Payment of related party loan	-	(469,384)
Proceeds from related party loan	-	545,341
Payment of lines of credit	(10,412,107)	(11,363,636)
Proceeds from lines of credit	9,271,450	11,700,459
Proceeds from issuance of Series A Preferred Stock	-	5,452,300
Proceeds from the issuance of common stock	4,750,000	-
Payments of finance lease liability	(77,753)	(46,677)
Payments of financing fees	-	(218,572)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,058,614	3,473,197

Effect of exchange rate changes on cash	(63,853)	(13,372)

NET CHANGE IN CASH	(18,516,986)	275,833

CASH AT BEGINNING OF PERIOD	20,749,683	286,487
CASH AT END OF PERIOD	$2,232,697	$562,320

Supplemental Disclosure of Cash Flow Information

Cash paid during the year:
Interest	$(814,345)	$317,449
Income tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Common shares issued for acquisition of customer base	$316,081	$-
Common shares issued for acquisition of Cana	$138,667	$-
Conversion of notes payable to common stock	$-	$973,420
Deemed dividend on warrants upon conversion of convertible debt	$-	$5,788,493
Deemed dividend on preferred stock and warrants upon trigger of downround feature	$-	$16,669,894
Deemed dividend upon cumulative dividend on preferred stock	$-	$352,807
Conversion of Series A preferred stock	$-	$2,427,693
Conversion of convertible debt	$-	$38,144

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

NOTE 1 – BASIS OF PRESENTATION

The terms “COSM,” “we,” “the Company,” “Group” and “us” as used in this report refer to Cosmos Health, Inc. The accompanying unaudited condensed consolidated balance sheet as of June 30, 2023 and unaudited condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2023 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of COSM, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“Form 10-K”). The accompanying condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet.

NOTE 2 – ORGANIZATION AND NATURE OF THE BUSINESS

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

Acquisition Accounting

ZipDoctor

On March 17, 2023, the Company announced that it had entered into a definitive agreement to acquire ZipDoctor Inc. (“ZipDoctor”), a telehealth company for a total sum of $150,000 in cash and $8,788 in fees. The Sale and Purchase Agreement (“SPA”) was signed on March 17, 2023, and the transaction closed on April 3, 2023. The Company accounted for the acquisition as an asset acquisition in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations, ("ASC 805") and recorded $158,788 as an intangible asset related to the technology platform acquired.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

Bikas

On June 15, 2023, Cosmos Health Inc. entered into an Assignment and Assumption Agreement (the “Agreement”) with Ioannis Bikas O.E., a Greek Company, (“Bikas”). Bikas is owner of a pharmaceutical distribution network in Greece and agreed to sell the Company their distribution network and customer base. The purchase price of the network was €100,000 ($109,330) of cash, and €300,000 ($316,081) of the Company’s stock. The Company issued 99,710 shares of common stock related to the acquisition of the customer base, based on the fair value of the stock on acquisition date. The Company accounted for the acquisition as an asset acquisition in accordance with ASC 805 and recorded $425,411 as an intangible asset related to the customer base acquired.

Building Acquisition

On April 24, 2023, the Company purchased a building for a total sum of $1,054,872 in cash. The Company accounted for the acquisition as an asset acquisition in accordance with ASC 805 and recorded the cost of the building as "Property, plant and equipment" on the condensed consolidated balance sheets.

Cana

On June 30, 2023, the Company acquired CANA Pharmaceutical Laboratories, S.A. (“Cana”) for €800,000 ($873,600) in cash and 46,377 shares of common stock, with fair value of $138,667 as of the date of acquisition. Moreover, on February 28, 2023, the Company had signed a Secured Promissory Note with Cana, whereby Cana borrowed the sum of €4,100,000 ($4,457,520), included in the total consideration of $5,469,787. The Company accounted for the acquisition as a business acquisition in accordance with ASC 805. The fair value of Cana assets acquired, and liabilities assumed was based upon management’s estimates assisted by an independent third-party valuation firm. The fixed assets of Cana (which included land, building & machinery) were valued as of December 31, 2022 and the Company believes that nothing has materially changed between this date and the acquisition date (June 30, 2023). The following table summarizes the preliminary allocation of purchase price of the acquisition:

Consideration
Cash	$5,331,120
Fair value of common stock issued	138,667
Fair value of total consideration transferred	$5,469,787

Recognized amounts of identifiable assets acquired
Financial assets	$1,796,911
Inventory	297,340
Property, plant and equipment	7,682,411
Identifiable intangible assets	562,200
Financial liabilities	(3,235,233)
Total identifiable net assets	$7,103,629

Bargain purchase gain	$1,633,842

Basis of Financial Statement Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Principles of Consolidation

Our consolidated accounts include our accounts and the accounts of our wholly-owned subsidiaries, SkyPharm S.A., Decahedron Ltd., Cosmofarm S.A., CANA Pharmaceutical Laboratories, S.A. and ZipDoctor Inc. All significant intercompany balances and transactions have been eliminated.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

Transactions in and Translations of Foreign Currency

The functional currency for the Greek subsidiaries of the Company (CANA Laboratories, Cosmofarm S.A. and SkyPharm SA) is EURO (€) and for the UK subsidiary (Decahedron Ltd) is GBP (£). ZipDoctor Inc is a U.S. based entity. As a result, the financial statements of the subsidiaries (except for ZipDoctor Inc) have been transferred from the local currency into U.S. dollars using (i) year-end exchange rates for balance sheet accounts, and (ii) average exchange rates for the reporting period for all income statements accounts. Foreign currency translations gains and losses are reported as a separate component of the condensed consolidated statements of changes in stockholders’ equity and mezzanine equity.

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

Account Receivable, net

Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts against gross accounts receivable reflects the best estimate of probable losses inherent in the receivables’ portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. As of June 30, 2023 and December 31, 2022, the Company’s allowance for doubtful accounts was $8,149,005 and $7,309,311, respectively.

Tax Receivable

The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of its business in most of the countries in which it operates related to the procurement of merchandise and/or services it acquires and/or on sales and taxable income. The Company also collects VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services it sells. If the output VAT exceeds the input VAT, this creates a VAT payable to the government. If the input VAT exceeds the output VAT, this creates a VAT receivable from the government. The VAT tax return is filed on a monthly basis offsetting the payables against the receivables. In observance of EU regulations for intra-EU cross-border sales, our subsidiaries in Greece, SkyPharm and Cosmofarm, do not charge VAT for sales to wholesale drug distributors registered in other European Union member states. As of June 30, 2023 and December 31, 2022, the Company had a VAT net payable balance of $407,444 and $79,373, respectively, recorded in the condensed consolidated balance sheet as “Prepaid expenses and other current assets” and “Accounts payable and accrued expenses”, respectively.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

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

Property, Plant and Equipment, net

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated on a straight-line basis over the useful lives (except for leasehold improvements which are depreciated over the lesser of the lease term or the useful life) of the assets as follows:

Estimated Useful Life
Leasehold improvements and technical works	Lesser of lease term or 40 years
Buildings	25-30 years
Vehicles	6 years
Machinery	20 years
Furniture, fixtures and equipment	5–10 years
Computers and software	3-5 years

Depreciation expense was $79,163 and $80,576 for the three months ended June 30, 2023 and 2022, respectively and $112,569 and $165,456 for the six months ended June 30, 2023 and 2022, respectively.

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

On December 19, 2018, as a result of the acquisition of Cosmofarm, the Company recorded $49,697 of goodwill.

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company has estimated a useful life of 10 years for its pharmaceutical and nutraceutical product licenses, customers base, and IT platform. The Company has also estimated a useful life of 5 years for its tradenames. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. As of June 30, 2023, no revision to the remaining amortization period of the intangible assets was made.

Amortization expense was $16,035 and $8,249 for the three months ended June 30, 2023 and 2022, respectively and $50,270 and $16,407 for the six months ended June 30, 2023 and 2022, respectively.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Long-lived Assets, property, plant and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.

Equity Method Investment

For those investments in common stock or in-substance common stock in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, the investment is accounted for under the equity method. The Company will record its share in the earnings of the investee and will include it within the condensed consolidated statement of operations. The Company assesses its investment for other-than-temporary impairment when events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable and recognizes an impairment loss to adjust the investment to its then current fair value (see Note 3).

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

As of June 30, 2023, investments consisted of (i) 3,000,000 shares, which traded at a closing price of $0 per share or a value of $0 of ICC International Cannabis Corp and (ii) 16,666 shares which traded at a closing price of $0.60 per share or value of $10,829 of National Bank of Greece. Additionally, the Company has $8,370 in equity securities of Pancreta Bank, which are revalued annually.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

Fair Value Measurement

The Company applies ASC Topic 820, Fair Value Measurement, (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.

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

The following tables presents assets that are measured and recognized at fair value as of June 30, 2023 and December 31, 2022, on a recurring basis:

	June 30, 2023			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – Pancretan Bank	$8,370	-	-	$8,370
Marketable securities – National Bank of Greece	10,829	-	-	10,829
	$19,199			$19,199

	December 31, 2022			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – Pancretan Bank	$8,200	-	-	$8,200
Marketable securities – National Bank of Greece	6,681	-	-	6,681
	$14,881			$14,881

In addition, ASC 825-10-25, Fair Value Option, (“ASC 825-10-25”), expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

Derivative Instruments

Derivative financial instruments are recorded in the accompanying condensed consolidated balance sheets at fair value in accordance with ASC Topic 815, Derivatives and Hedging. When the Company enters into a financial instrument such as a debt or equity agreement (the “host contract”), the Company assesses whether the economic characteristics of any embedded features are clearly and closely related to the primary economic characteristics of the remainder of the host contract. When it is determined that (i) an embedded feature possesses economic characteristics that are not clearly and closely related to the primary economic characteristics of the host contract, and (ii) a separate, stand-alone instrument with the same terms would meet the definition of a financial derivative instrument, then the embedded feature is bifurcated from the host contract and accounted for as a derivative instrument. The estimated fair value of the derivative feature is recorded in the accompanying condensed consolidated balance sheets separately from the carrying value of the host contract. Subsequent changes in the estimated fair value of derivatives are recorded as a gain or loss in the Company’s condensed consolidated statements of operations and comprehensive loss.

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

Revenue Recognition

In accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), the Company uses a five-step model for recognizing revenue by applying the following steps: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, including the constraint on variable consideration, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the performance obligations are satisfied by transferring the promised goods to the customer. Once these steps are met, revenue is recognized upon transfer of the product to the customer.

Commencing from January 1, 2023, and pursuant to the agreement with Medihelm, the exclusive distributor of the Company’s own proprietary line of nutraceuticals, the Company considers the transaction price to be variable and records an estimate of the transaction price, subject to the constraint for variable consideration. The Company is basing the change in transaction price with the exclusive distributor through assessment of significant overdue receivables from the exclusive distributor, which the Company reassesses each reporting period. Through this assessment, the Company applied the “expected value” model under ASC 606-10-32-5 and had applied specific constraints to revenue due from the customer at the end of each reporting period. Following the application of the “expected value” model, the Company deferred an amount of $170,375 and recorded it against the sales to Medihelm for the six-month period ended June 30, 2023. The Company does not consider that sales to any other customer include a variable component as of June 30, 2023.

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, Compensation - Stock Compensation (“ASC 718”) and Staff Accounting Bulletin No. 107 (“SAB 107”) regarding its interpretation of ASC 718. ASC 718 requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related requisite service period. The Company values any employee or non-employee stock-based compensation at fair value using the Black-Scholes Option Pricing Model.

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

Gains or losses from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency) are included in other income (expense) in the condensed consolidated statements of operations and comprehensive income (loss).

Income Taxes

The Company accounts for income taxes under the asset and liability method, as required by the accounting standard for income taxes ASC Topic 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	June 30, 2023	June 30, 2022
Warrants	4,188,928	434,501
Options	-	-
Convertible Notes	-	15,535
Total	4,188,928	450,036

Common stock equivalents are included in the diluted income per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

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

The Distribution and Equity Acquisition Agreement was to remain in effect indefinitely unless Marathon fails to provide Market Competitive (as defined) product pricing and Marathon has not become profitable within five (5) years of the agreement. On March 20, 2023, the Company sent a termination notice, pursuant to section 3.2, to Marathon, which became effective on April 19, 2023 as a result of Marathon’s failure to satisfy these conditions. The Company had accounted for its obligation to issue a variable number of the Company’s Common Shares as Share-settled debt obligation in accordance with ASC Topic 480, Distinguishing Liabilities from Equity ("ASC 480"), which was measured at fair value or the settlement amount of $1,554,590 (CAD $2 million). Due to termination of the Equity agreement, the Company recorded a gain on extinguishment of debt of $1,554,590 due to the write-off of the share settled debt obligation, for the six-month period ended June 30, 2023.

CosmoFarmacy LP

In September 2019, the Company entered into an agreement with an unaffiliated third party to incorporate CosmoFarmacy L.P. for the purpose of providing strategic management consulting services and the retail trade of pharmaceutical products, and OTC to pharmacies. CosmoFarmacy was incorporated with a 30-year term through May 31, 2049. The unaffiliated third party is the general partner (the “GP”) of the limited partnership and is responsible for management and decision-making associated with CosmoFarmacy. The initial share capital was set to EUR 150,000 ($163,080) which was later increased to EUR 500,000 ($543,600). The GP contributed the pharmacy license (the “License”) valued at EUR 350,000 (30-year term) to operate the business of CosmoFarmacy in exchange for a 70% equity ownership. The Company is a limited partner and contributed cash of EUR 150,000 ($163,080) for the remaining 30% equity ownership. CosmoFarmacy is not publicly traded and the Company’s investment has been recorded using the equity method of accounting. The value of the investment as of June 30, 2023 and December 31, 2022, was $163,800 and $160,470, respectively, and is included in “Other assets” on the Company’s condensed consolidated balance sheets.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of the following:

	June 30, 2023	December 31, 2022
Land	$3,505,435	$-
Buildings and improvements	4,914,843	-
Leasehold improvements	3,593	502,882
Vehicles	272,748	107,976
Furniture, fixtures and equipment	2,639,156	1,945,207
Computers and software	146,686	138,783
	11,482,461	2,694,848
Less: Accumulated depreciation and amortization	(797,408)	(877,823)
Total	$10,685,053	$1,817,025

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net consist of the following at:

	June 30, 2023	December 31, 2022
License	$2,986,902	$643,204
Trade name / mark	392,197	36,997
Customer base	602,204	176,793
	3,981,303	856,994
Less: Accumulated amortization	(249,151)	(199,777)
Subtotal	3,732,152	657,217
Goodwill	49,697	49,697
Total	$3,781,849	$706,914

At June 30, 2023, the estimated aggregate amortization expense for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows:

Year	Amount
2023	$220,427
2024	448,438
2025	449,728
2026	452,683
2027	452,683
Thereafter	1,708,193
Total amortization	$3,732,152

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

NOTE 6 – LOAN RECEIVABLE

On October 30, 2021, the Company entered into an agreement for a ten-year loan with Medihelm S.A. to memorialize €4,284,521 ($4,849,221) of the prepayments the Company had made. The prepayments to Medihelm S.A. had been made in accordance with the parallel export business, through which Medihelm supplied and would supply SkyPharm S.A. with branded pharmaceuticals. This business is no longer in place for the Company and thus the Company entered into this agreement with Medihelm S.A. in order for the outstanding amount to be settled. Interest is calculated at a rate of 5.5% per annum on a 360-day basis. Under the terms of the agreement, the Company is to receive 120 equal payments over the term of the loan. As of December 31, 2022, the Company had a short-term receivable balance of $377,038 and a long-term receivable balance of $3,792,034 under this loan. During the six months ended June 30, 2023, the Company received €173,802 ($189,792) in principal payments such that as of June 30, 2023, the Company had a short-term receivable balance of $395,568 and a long-term receivable balance of $3,670,227 under this loan. The Company also received €89,410 ($97,636) in interest payments during the six months ended June 30, 2023.

NOTE 7 – INCOME TAXES

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the six months ended June 30, 2023 and 2022.

The Company’s Greece subsidiaries are governed by the income tax laws of Greece. The corporate tax rate in Greece is 22% on income reported in the statutory financial statements after appropriate tax adjustments.

The Company’s United Kingdom subsidiaries are governed by the income tax laws of the United Kingdom. The corporate tax rate in the United Kingdom is 25% on income reported in the statutory financial statements after appropriate tax adjustments.

As of June 30, 2023 and 2022, the Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily due to a valuation allowance recorded against net deferred tax assets in in the United States and the United Kingdom.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. As of June 30, 2023 and December 31, 2022, the Company has maintained a valuation allowance against all net deferred tax assets in the United States, Greece, and the UK.

For the three and six months ended June 30, 2023, and 2022, the Company has recorded tax benefit (expense) in any jurisdiction where it is subject to income tax, in the amount of $65,873 and $75,230, respectively, on the condensed consolidated statements of operation and comprehensive loss.

NOTE 8 – CAPITAL STRUCTURE

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock, of which 6,000,000 are designated as Series A convertible preferred stock. The preferred stock has a liquidation preference over the common stock and is non-voting. As of June 30, 2023 and December 31, 2022, all Series A convertible preferred stock had been converted and no preferred shares were issued and outstanding.

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

June 30, 2023

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

Each holder was entitled to receive dividends in shares of Series A Preferred Stock or cash determined based on the stated value of each Series A Preferred Stock at the dividend rate of 8.0% per year. As of June 30, 2023 and December 31, 2022, the cumulative accrued dividend has been recorded as mezzanine equity in the amount of $372,414. The Company had not issued shares of Series A Preferred Stock or cash for the accrued dividends as of June 30, 2023.

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

Treasury stock

As of June 30, 2023 and December 31, 2022, the Company held 15,497 shares of our common stock at a cost of $816,707. Shares of our common stock that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. Cosmos may repurchase shares from time to time through open market purchases in accordance with applicable securities laws and other restrictions. No repurchases took place within the three or six month periods ended June 30, 2023 and 2022.

On January 24, 2023 the Company announced that its Board of Directors has approved a share repurchase program with authorization to purchase up to $3 million of its common stock. Cosmos may repurchase shares from time to time through open market purchases in accordance with applicable securities laws and other restrictions. No repurchases took place within the three or six month period ended June 30, 2023.

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

As of December 31, 2022, 6,000 of the Series A Shares had been converted into 386,588 shares of common stock in accordance with the terms of the agreements and thus an amount of $5,452,300 was reclassified from mezzanine equity to common stock and additional paid-in capital, in the aggregate.

Common Stock

The Company is authorized to issue 300 million shares of common stock. As of June 30, 2023 and December 31, 2022, the Company had 10,951,757 and 10,605,412 shares of our common stock issued, respectively, and 10,936,260 and 10,589,915 shares outstanding, respectively.

Reverse split

On December 15, 2022 the Company announced a reverse stock split with a ratio of 1-for-25 (one-for-twenty five) effective at the opening of the business day on Friday, December 16, 2022. The reverse stock split was authorized at the Company’s Annual General Meeting (“AGM”) on December 2, 2022 and was approved by the Company’s Board of Directors on December 15, 2022.

Issuance of common stock

During the six month period ended June 30, 2023 the Company issued 15,258 shares of common stock to a consultant for services rendered. The shares were valued and expensed on the date of issuance and are separately presented in the condensed consolidated statement of changes in stockholders’ equity and mezzanine equity as “Shares issued in lieu of cash” for the three and six month period ended June 30, 2023.

On April 3, 2023, the Company issued 185,000 shares of unvested common stock to employees, officers and directors under the Company’s Equity Incentive Plan. These shares vest in two tranches, 1) 50% vesting on October 2, 2023, and 2) 50% vesting on October 2, 2024. The Company valued these shares on April 3, 2023 in the amount of $653,050 which is being amortized over the vesting period. During the three month period ended June 30, 2023, the Company had recorded $104,869 of stock-based compensation expense related to the shares issued, which is included in "General and administrative expense" on the accompanying consolidated condensed statements of operations and comprehensive loss. As of June 30, 2023, the unamortized stock-based compensation for the 185,000 shares of common stock was $548,181, which will be amortized through October 2, 2024.

On June 15, 2023, the Company issued 99,710 shares of common stock related to the acquisition of the customer base. The fair value of these shares at the acquisition date was $316,081, which was included in the purchase price of Bikas (see Note 1).

On June 30, 2023, the Company issued 46,377 shares of common stock related to the acquisition of the Cana. The fair value of these shares at the acquisition date was $138,667, which was included in the purchase price of Cana (see Note 1).

Debt Conversions

During the six month period ended June 30, 2022, the Company issued 9,520 shares of common stock upon the conversion of $1,190,000 of notes payable. The Company recorded $973,420 as a capital contribution and an increase in equity related to the conversion of the $1,190,000 reduced by $216,580 recorded as a gain upon extinguishment of debt upon modification. The $216,580 gain upon extinguishment was determined using the fair value of the Company of $102.25 per share at the extinguishment commitment date.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

Exercise of Warrants

During the six month period ended June 30, 2022, the Company issued 51,391 shares of common stock upon the cashless exercise of 139,527 warrant shares.

No options, warrants or other potentially dilutive securities have been issued during the three or six months ended June 30, 2023.

NOTE 9 – RELATED PARTY TRANSACTIONS

Doc Pharma S.A.

Doc Pharma S.A is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the wife of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma S.A. in the past.

Prepaid expenses and other current assets – related party

As of June 30, 2023, and December 31, 2022, the Company had a prepaid balance of $5,664,993 and $3,320,345, respectively, to Doc Pharma related to purchases of inventory.

Accounts payable and accrued expenses - related party

As of June 30, 2023, and December 31, 2022, the Company had an accounts payable balance of $2,095 and $201,991, respectively.

Accounts receivable - related party

Additionally, the Company had a receivable balance of $1,517,092 and $2,070,570 from Doc Pharma S.A as of June 30, 2023, and December 31, 2022, respectively.

Sales and Purchases

During the three months ended June 30, 2023 and 2022, the Company purchased a total of $193,831 and $624,627 of products from Doc Pharma S.A., respectively. During the three months ended June 30, 2023 and 2022, the Company had $2,120 and $34,132 revenue from Doc Pharma, respectively.

During the six months ended June 30, 2023 and 2022, the Company purchased a total of $607,984 and $1,328,435 of products from Doc Pharma S.A., respectively. During the six months ended June 30, 2023 and 2022, the Company had $2,767 and $418,717 revenue from Doc Pharma, respectively.

Other Agreements

On October 10, 2020, the Company entered into a contract manufacturer outsourcing (“CMO”) agreement with Doc Pharma whereby Doc Pharma is responsible for the development and manufacturing of pharmaceutical products and nutritional supplements according to the Company’s specifications based on strict pharmaceutical standards and good manufacturing practice (“GMP”) protocols as the National Organization for Medicines requires. The Company has the exclusive ownership rights for trading and distribution of its own branded nutritional supplements named “Sky Premium Life®”. The duration of the agreement is for five years, however, either party may terminate the agreement at any time giving six-months advance notice. Doc Pharma is exclusively responsible for supplying the raw materials and packaging required to manufacture the final product. However, they are not responsible for potential delays that may arise, concerning their import. Doc Pharma is also obligated to store the raw and packaging materials. The delivery of raw and packaging materials should be purchased at least 30 and 25 days, respectively, before the delivery date of the final product. The Manufacturer solely delivers the finished product to the Company. There is a minimum order quantity (“MoQ”) of 1,000 pieces per product code. Both parties have agreed that the Company will deposit 60% of the total cost upon agreement and assignment and 40% of the total cost including VAT charge upon the delivery date. The prices are indicative and are subject to amendments if the cost of the raw material or the production cost change.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

For the three months ended June 30, 2023 and 2022, the Company has purchased €174,519 ($190,021) and €567,877 ($604,549), respectively, in inventory related to this agreement.

For the six months ended June 30, 2023 and 2022, the Company has purchased €548,980 ($593,427) and €798,353 ($872,489), respectively, in inventory related to this agreement.

On May 17, 2021, Doc Pharma and the Company entered into a Research and Development (“R&D”) agreement whereby Doc Pharma will be responsible for the research, development, design, registration, copy rights and licenses of 250 nutritional supplements for the final products called Sky Premium Life®. These products will be sold in Greece and abroad. The total cost of this project will be €1,425,000 plus VAT and will be done over three phases as follows: Design & Development (€725,000); Control and Product Manufacturing (€250,000) and Clinical Study and Research (€450,000). SkyPharm has bought a total of as of 81 licenses at value of €554,500 ($593,204) which is 38.91% of the total cost, as of December 31, 2022. No additional licenses were purchased during the 6-month period ended June 30, 2023. The agreement will terminate on December 31, 2025.

Purchase of branded pharmaceuticals

On June 28, 2023, the Company approved the purchase of five proprietary and innovative branded pharmaceuticals with significant market presence and material profit contribution from Zakalia Ltd., the parent company of Doc Pharma, for €1,800,000 ($1,965,600). The transaction was settled on a non-cash basis through the reduction, of an equivalent amount, of prepaid expense balances the Company held with Doc Pharma. The purchased branded pharmaceuticals are presented in "Goodwill and intangible assets, net" on the accompanying condensed consolidated balance sheets.

Loans receivable - related party

The balance of prepaid expenses due Doc Pharma as of December 31, 2022, had increased to €7,103,706 ($7,599,545), which was mainly attributable to the prepayments SkyPharm S.A. made in accordance with the CMO agreement and the extensive orders and sales of the SPL products the Company expects to achieve within 2023, mainly through its Amazon channels in the UK, Singapore, Canada and other countries. However, as the benefit from a significant portion of the prepaid balance would not have been realized within a 12-month period, the Company opted to secure a portion of the outstanding prepaid balance through a loan agreement. SkyPharm S.A. (the “Lender”) entered into a loan agreement with Doc Pharma (the “Borrower”) for €4,000,000 ($4,279,200), all of which was financed through the outstanding prepaid balance. The duration of the loan is for a 10-year period up to December 1, 2032 (the “Maturity Date”). The loan bears a fixed interest rate of 5.5% payable on a monthly basis and will be repayable in 120 equal instalments of €33,333.33 ($35,660). The loan may be prepaid anytime during its duration in full or partially based on the Company’s product requirements and other factors, without Doc Pharma incurring any prepayment penalty. As of June 30, 2023 and December 31, 2022, the loan had a current portion of €433,333 ($473,200) and €400,000 ($427,720), and a non-current portion of €3,400,000 ($3,712,800), and €3,600,000 ($3,851,280), respectively, which is classified as "Loans receivable – related party" on the accompanying condensed consolidated balance sheets. During the six month period ended June 30, 2023, the Company had received €166,667 ($182,000) in principal repayments, and €90,139 ($97,437) of interest repayments. Additionally, during the six month period ended June 30, 2023, the Company recorded €109,389 ($118,245) as interest income relating to this loan.

Cana Laboratories Holding Limited

Cana was considered a related party as the Company had signed a binding letter of intent and an SPA for the acquisition of Cana. The acquisition was completed on June 30, 2023 according to the SPA signed on May 31, 2023. Thus, all balances between the Company and Cana were eliminated upon consolidation as of June 30, 2023. The Secured Promissory Note discussed below was included in consideration transferred upon acquisition (see Note 2).

Loans receivable - Related Party - Long Term

On February 28, 2023 (Issue Date) the Company signed a Secured Promissory Note with Cana Laboratories Holding (Cyprus) Limited (the “Holder”), whereby the Holder borrowed the sum of €4,100,000 ($4,457,520) from the Company. Interest on the Principal Amount under this Note shall accrue at a rate equal to Five Percent (5%) plus 1 month LIBOR per annum (5.18% as of June 30, 2023). The maturity date (“Maturity Date”) of this Note shall be five (5) years from the Issue Date. The Principal Amount, as well as all accrued interest shall be due and payable on the Maturity Date. During the three and six months ended June 30, 2023, the Company recorded interest income of €103,123 ($112,292) and €137,138 ($148,789), respectively.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

Panagiotis Kozaris

Panagiotis Kozaris is considered a related party due to the fact that he is a former General operational manager and current employee of Cosmofarm S.A.

Prepaid expenses and other current assets - related party

From time-to-time the Company purchases back shares that Panagiotis Kozaris owns and records them as treasury shares. The Company pays Panagiotis Kozaris in advance for the shares owned and obtains the shares upon execution of a cumulative stock-purchase agreement (“SPA”). During the six months ended June 30, 2023 and June 30, 2022, the Company paid Panagiotis Kozaris an additional sum of $51,159 and $0 respectively for shares owned, however, no SPA for these funds has been executed as of June 30, 2023. The Company intends to execute a cumulative SPA for these amounts during 2023. The total balances owed of $194,215 and $143,056 are included in "Prepaid expenses and other current assets - related party", on the accompanying condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.

Maria Kozari

Maria Kozari is considered a related party to the Company due to the fact that she is the daughter of Panagiotis Kozaris, a former Operational General Manager and current employee of Cosmofarm S.A.

Accounts receivable - related party

During 2021, the Company, through its subsidiary, Cosmofarm SA, commenced a partnership with a pharmacy called “Pharmacy & More”, owned by Maria Kozari. The transactions with the respective pharmacy were in Cosmofarm’s normal course of business, however, a more flexible credit policy was allowed as the pharmacy was new and needed to be established in the market. During the six months ended June 30, 2023 and 2022 the Company’s net sales to Pharmacy & More amounted to $236,205 and $261,746 respectively. During the three months ended June 30, 2023 and 2022 the Company’s net sales to Pharmacy & More amounted to $117,219 and $130,233 respectively. As of June 30, 2023 and December 31, 2022 the Company’s outstanding receivable balance due from the pharmacy amounted to $956,051, (€875,505) and $760,025 (€710,436), respectively, and are included in "Accounts receivable - related party", on the accompanying condensed consolidated balance sheets.

Other Related Parties

Additionally, the Company has the following balances as of June 30, 2023: a) a balance of $70,000 relating to unpaid salaries and bonuses due to George Terzis, the CFO of the Company and a balance of $1,244 due to Kanarogloy & Sia Epe, a company managed by Konstantinos Gaston Kanaroglou, former manager of Cana, both classified as "Accounts payable and accrued expenses - related party" in the Company’s condensed consolidated balance sheets, b) balances of $6,526 and $12,306 due from Kanarogloy & Sia Epe and Cana International Development Services Ltd, which are both managed by Konstantinos Gaston Kanaroglou, former manager and current employee of the Company’s wholly owned subsidiary Cana, classified as "Accounts receivable" in the Company’s condensed consolidated balance sheets.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

Notes Payable – Related Party

A summary of the Company’s related party notes payable activity as of and for the six and twelve month periods ended June 30, 2023 and December 31, 2022 is presented below:

	June 30, 2023	December 31, 2022

Beginning balance	$10,912	$464,264
Payments	-	(472,920)
Foreign currency translation	226	19,568
Ending balance	$11,138	$10,912

Grigorios Siokas

Grigorios Siokas is the Company’s CEO and principal shareholder.

On December 20, 2018, the €1,500,000 ($1,718,400) note payable, originally borrowed pursuant to a Loan Agreement with a third-party lender, dated March 16, 2018, was transferred to Grigorios Siokas. The note bore an interest rate of 4.7% per annum, originally matured on March 18, 2019 pursuant to the original agreement which was extended to December 31, 2021, and again to December 31, 2023. During the year ended December 31, 2022, the Note was paid in full and as of June 30, 2023 the Company had an outstanding balance of $0. As of June 30, 2023 and December 31, 2022, the Company had accrued interest of €891 ($973) and €192,891 ($206,355) outstanding related to this loan, classified under "Accrued interest" in the Company’s condensed consolidated balance sheets.

Dimitrios Goulielmos

Dimitris Goulielmos was the Company’s former CEO and a Director of the Company.

On November 21, 2014, the Company entered into an agreement with Dimitrios Goulielmos, as amended on November 4, 2016. Pursuant to the amendment, this loan has no maturity date and is non-interest bearing. As of June 30, 2023 and December 31, 2022, the Company had a principal balance of €10,200 ($11,138) and €10,200 ($10,912), respectively.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the three and six months ended June 30, 2023, the Company recorded a loss of $177 and $226, respectively, from foreign currency exchange related to these balances.

Loans Payable – Related Party

A summary of the Company’s related party loans payable during the three months ended June 30, 2023, and the year ended December 31, 2022 is presented below:

	June 30, 2023	December 31, 2022

Beginning balance	$12,821	$1,293,472
Proceeds	-	3,635,756
Payments	-	(4,851,678)
Foreign currency translation	266	(64,729)
Ending balance	$13,087	$12,821

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

Grigorios Siokas

From time to time, Grigorios Siokas loans the Company funds in the form of non-interest bearing, no-term loans. As of December 31, 2022, the Company had an outstanding principal balance under these loans of $12,821 in loans payable to Grigorios Siokas. As of June 30, 2023, the Company had an outstanding principal balance of $13,087 related to this payable.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the three and six months ended June 30, 2023, the Company recorded a loss of $209 and $266, respectively, from foreign currency exchange related to these balances.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

NOTE 10 – LINES OF CREDIT

A summary of the Company’s lines of credit as of June 30, 2023 and December 31, 2022 is presented below:

	June 30, 2023	December 31, 2022
National	$3,196,612	$3,103,605
Alpha	813,513	991,492
Pancreta	264,011	1,232,128
EGF	451,800	431,512
Ending balance	$4,725,936	$5,758,737

The Company has three lines of credit with the National Bank of Greece, which are renewed annually. The three lines have interest rates of 6.00% (the "National Bank LOC"), 4.35% (the "COSME 2 Facility"), and 4.35% plus the six-month Euribor rate and any contributions currently in force by law on certain lines of credit (the "COSME 1 Facility").

The maximum borrowing allowed for the National Bank LOC was $3,248,700 and $3,182,655 as of June 30, 2023 and December 31, 2022, respectively. The outstanding balance of the facility was $2,396,249 and $2,118,952, as of June 30, 2023 and December 31, 2022, respectively.

The cumulative maximum borrowing allowed for the COSME 1 Facility and COSME 2 Facility (collectively, the "Facilities") was $1,092,000 and $1,069,800 as of June 30, 2023 and December 31, 2022, respectively. The outstanding balance of the Facilities was $926,718 and $984,653 as of June 30, 2023 and December 31, 2022, respectively.

The Company maintains a line of credit with Alpha Bank of Greece ("Alpha LOC"), which is renewed annually and has a current interest rate of 6.00%. The maximum borrowing allowed was $1,092,000 and $1,069,800 as of June 30, 2023 and December 31, 2022, respectively. The outstanding balance of the Alpha LOC was $813,513 and $991,429, as of June 30, 2023 and December 31, 2022, respectively.

The Company holds a line of credit with Pancreta Bank ("Pancreta LOC"), which is renewed annually and has a current interest rate of 6.10%. The maximum borrowing allowed as of June 30, 2023 and December 31, 2022 was $1,517,880 and $1,487,022, respectively. The outstanding balance of the Pancreta LOC as of June 30, 2023 and December 31, 2022 was $264,011 and $1,232,128, respectively.

The Company maintains a line of credit with EGF ("EGF LOC"), which is renewed annually and has a current interest rate of 4.49%. The maximum borrowing allowed as of June 30, 2023 and December 31, 2022 was $436,800 and $427,920, respectively. The outstanding balance of the EGF LOC as of June 30, 2023 and December 31, 2022 was $451,800 and $431,512, respectively.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

Under the aforementioned line of credit agreements, the Company is required to maintain certain financial ratios and covenants. As of June 30, 2023 and December 31, 2022, the Company was in compliance with these ratios and covenants.

All lines of credit are guaranteed by customer receivable checks, which are a type of factoring in which postponed customer checks are assigned by the Company to the bank, in order to be financed at an agreed upon rate.

Interest expense on the Company's outstanding lines of credit balances was $147,683 and $116,612 for the three month periods ended June 30, 2023 and 2022, respectively, and $167,118 and $133,786 for the six month periods ended June 30, 2023 and 2022, respectively.

NOTE 11 – CONVERTIBLE DEBT

A summary of the Company’s convertible debt activity as of and for the six and twelve months ended June 30, 2023 and December 31, 2022 is presented below:

	June 30, 2023	December 31, 2022

Beginning balance convertible notes	$100,000	$640,000
Payments	(100,000)	(525,000)
Conversion to common stock	-	(15,000)
Convertible notes payable	$-	$100,000

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

The Company determined that the embedded conversion feature of the convertible promissory note meets the definition of a derivative liability which is accounted for separately. The Company determined a derivative liability exists and determined that the embedded derivative was valued at $456,570 which was recorded as a debt discount, and together with the original issue discount and transaction expenses of $43,000, in the aggregate of $499,570, is being amortized over the life of the loan. As of December 31, 2022 the full amount of the debt discount has been amortized. Therefore, as of June 30, 2023 and December 31, 2022, the fair value of the derivative liability was $0. For the six months ended June 30, 2023 and 2022, the Company recorded a loss on the change in fair value of the derivative of $0 and $5,807, respectively.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

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

However, the listing to NEO Stock Exchange did not occur. As of December 31, 2022, the Company had a principal balance of $100,000 and had accrued $13,740 in interest expense. During the six month period ended June 30, 2023, the Company paid the balance in full.

The Company determined that the embedded conversion feature of the convertible promissory note meets the definition of a derivative liability which is accounted for separately. The Company measured the embedded derivative valued at $62,619 which was recorded as a debt discount and additional paid-in capital and was being amortized over the life of the loan. As of December 31, 2022, the debt discount had been fully amortized. As of June 30, 2023 and December 31, 2022, the fair value of the derivative liability was $0 and $54,293, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded a loss of $3,384 and $1,449, respectively, from the change in fair value of derivative liability , which is included in “Other expense, net" in the condensed consolidated statements of operations and comprehensive loss.

The Company considered both the note payable and conversion feature separately and upon settlement. The Company re-valued the conversion feature to fair value and applied extinguishment accounting as the debt has now been settled. Because the conversion feature is extinguished upon settling the note, the value of the conversion feature goes though debt extinguishment and the Company recorded a gain on settlement of debt, which totaled $50,909 for the six month period ended June 30, 2023.

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

As of December 31, 2022, the Company repaid the remaining outstanding balance of the note and thus its outstanding balance as of the end of the period was $0. For the six months ended June 30, 2023 and 2022, the Company recorded amortization of debt discount in the amount of $0 and $294,000, respectively, which is included in "Non-cash interest expense" on the accompanying condensed statements of operations and comprehensive loss.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

Derivative Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2023:

Amount
Balance on January 1, 2023	$54,293
Reduction of derivative related to conversions	(50,909)
Change in fair value of derivative liabilities	(3,384)
Balance on June 30, 2023	$-

The fair value of the derivative conversion features and warrant liabilities as of December 31, 2022 was calculated using a Monte-Carlo option model valued with the following assumptions:

December 31,
2022
Dividend yield	0%
Expected volatility	87.9% - 157.2
Risk free interest rate	1.46% - 3.75
Contractual terms (in years)	1.25 - 0.75

NOTE 12 – DEBT

A roll forward of the Company’s third-party debt for the six months ended June 30, 2023 is presented below:

June 30, 2023	Trade Facility	Third Party	COVID Loans	Total
Beginning balance, December 31, 2022	$3,305,532	$1,505,078	$207,377	$5,017,987
Payments	(1,157,835)	(175,628)	(10,238)	(1,343,701)
Debt forgiveness	(306,637)	-	-	(306,637)
Foreign currency translation	42,640	(6,014)	2,107	38,733
Ending balance, June 30, 2023	1,883,700	1,323,436	199,246	3,406,382
Notes payable - long-term	(1,474,200)	(872,290)	(170,782)	(2,517,272)
Notes payable - short-term	$409,500	$451,146	$28,464	$889,110

Our outstanding debt as of June 30, 2023, is repayable as follows:
June 30, 2023
2023	$889,110
2024	811,435
2025	1,477,789
2026	142,657
2027 and thereafter	85,391
Total debt	3,406,382
Less: Notes payable–- current portion	(889,110)
Notes payable–- long term portion	$2,517,272

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

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

The principal debt balance was paid in full during the year ended December 31, 2022. As of June 30, 2023 and December 31, 2022, the outstanding principal balance on the debt was $0, and it had accrued interest expense of $0 and $12,853, respectively.

Trade Facility Agreements

On May 12, 2017, SkyPharm entered into a Trade Finance Facility Agreement (the “TFF”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”) as amended on November 16, 2017, and May 16, 2018.

On October 17, 2018, the Company entered into a further amended agreement with Synthesis whereby the current balance on the TFF as of October 1, 2018, which was €4,866,910 ($5,629,555) and related accrued interest of €453,094 ($524,094) would be split into two principal balances of Euro €2,000,000 ($2,316,000), (the "EURO Loan") and USD $4,000,000 (the "USD Loan"). Interest on both the EURO Loan and USD Loan commenced on October 1, 2018, at 6% per annum plus one-month Euribor (3.39% as of June 30, 2023), and 6% plus one-month LIBOR (5.18% as of date of June 30, 2023), respectively.

On December 30, 2020, the Company transferred the EURO Loan to a new third-party lender. The terms remained the same except interest accrues at 5.5% per annum plus one-month Euribor (3.39% as of June 30, 2023). The principal was scheduled to be repaid in a total of five quarterly installments beginning October 31, 2021 of €50,000 ($54,600) each with a final repayment of €1,800,000 ($1,965,600) Euro payable on October 31, 2022.

On March 3, 2022, the Company entered into a modification agreement to extend the maturity date to January 10, 2023 and payments under the USD Loan. During June 2022, the Company agreed with the Lender to postpone the repayment of an installment of $500,000 due on June 30, 2022 (based on the modification agreement signed on March 3, 2022) until January 2023. During September 2022, the Company entered into an agreement with the Lender to postpone the repayment of the outstanding balance on the USD Loan of $3,950,000, plus unpaid accrued interest until January 2023. The Company capitalized fees paid upon modification of €200,000 ($221,060) that are being amortized over the life of the loan. The Company incurred non-cash interest expense of $23,820 during the three-month period ended June 30, 2022 concerning the above capitalized fees.

During the year ended December 31, 2022, the Company repaid €175,000 ($191,100) of the EURO Loan and $2,593,363 of the USD Loan such that as of December 31, 2022, the Company had principal balances of €1,775,000 ($1,898,895) and $1,406,637 under the agreements, respectively. As of June 30, 2022, the Company had accrued $17,434 in interest expense related to these agreements.

On December 21, 2022 the USD Loan was assigned to GIB Fund Solutions ICAV (the “Fund”). On January 31, 2023, the Company paid $1,100,000 to the Fund under a full and final settlement agreement for the USD Loan, recording a gain on extinguishment of debt of $306,637 relating to the waiver of the unpaid balance. Additionally, the Company repaid €50,000 ($54,600) of the EURO Loan during the 6-month period ended June 30, 2023. As of June 30, 2023 the Company had an outstanding principal balance of €1,725,000 ($1,883,700), of which $1,474,200 is classified as ''Notes payable - long term portion" on the condensed consolidated balance sheets. As of June 30, 2023, the Company had accrued $19,049 in interest expense related to these agreements.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

On December 22, 2022, Skypharm signed an agreement for the extension of the payments and an increase in interest rate due under the EURO loan, that was extended to be repaid with a balloon payment now due on October 31, 2025. This extension was agreed upon in writing on December 22, 2022 with a retroactive modification date to October 31, 2022 (the original maturity date).

Third Party Debt

On November 16, 2015, the Company entered into a Loan Agreement with Panagiotis Drakopoulos, the Company’s former Director and former Chief Executive Officer, pursuant to which the Company borrowed €40,000 ($42,832) as a note payable from Mr. Drakopoulos. The note bore an interest rate of 6% per annum and was due and payable in full on November 15, 2016. As of December 31, 2022, the Company had an outstanding principal balance of €8,000 ($8,558) and accrued interest of €6,797 ($7,271). During the six month period ended June 30, 2023, the Company repaid the entire outstanding balance of €8,000. Therefore, as of June 30, 2023, the outstanding principal balance was $0. Mr Drakopoulos is not considered a related party since he is no longer employed by the Company and currently holds no equity position in the Company.

May 18, 2020, July 3, 2020, and August 4, 2020 Senior Promissory Notes

Modification of May 18, 2020, July 3, 2020, and August 4, 2020 Senior Promissory Notes

On February 23, 2022, the Company entered into modification agreements to extend the due dates of the May 18 Note, July 3 Note, and August 4 Note to June 30, 2023, totalig $9,000,000, in the aggregate. The Company paid restructuring fees totaling $506,087 upon modification. The Company determined the modification should be recorded as debt extinguishment in accordance with ASC 470 because the present value of the remaining cash flows under the terms of the new debt instrument is at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. The Company recorded the new debt at fair value in the amount of $7,706,369 and a gain upon extinguishment in the amount of $787,544. During the year ended December 31, 2022, the Company repaid the aggregate principal balance of $7,000,000 and the aggregate accrued interest related to these notes in full. During the three and six month period ended June 30, 2022, the Company recorded non-cash interest expense of $201,156 and $290,431, respectively, related to the amortization of debt issuance costs.

June 23, 2020 Debt Agreement

On June 23, 2020, the Company’s subsidiary, Cosmofarm, entered into an agreement with the National Bank of Greece S.A. (the “Bank”) to borrow a maximum of €500,000 ($611,500). The note has a maturity date of sixty (60) months from the date of the first disbursement, which includes a grace period of nine months. The total amount of the initial proceeds was received in 3 equal monthly installments. The note is interest bearing from the date of receipt and is payable every three (3) months at an interest rate of 3.06% plus 3-month Euribor (3.46% as of June 30, 2023). The outstanding balance was €264,706 ($289,059) and €323,529 ($346,112) as of June 30, 2023 and December 31, 2022, respectively, of which $160,588 and $220,253 was classified as "Notes payable - long-term portion" respectively, on the accompanying condensed consolidated balance sheets. During the six months ended June 30, 2023, the Company repaid €58,824 ($64,235) of the principal balance.

November 19, 2020 Debt Agreement

On November 19, 2020, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($611,500). The note matures on November 18, 2025 and bears an annual interest rate, based on a 360-day year, of 3.3% plus .6% plus 6-month Euribor when Euribor is positive. The principal is to be repaid in 18 quarterly installments of €27,778 ($30,333). During the year ended December 31, 2022, the Company repaid €111,111 ($118,867) of the principal and as of December 31, 2022, the Company had accrued interest of $8,069 related to this note and a principal balance of €333,333 ($356,600), of which $237,733 is classified as "Notes payable - long term portion" on the accompanying condensed consolidated balance sheets. During the six months ended June 30, 2023, the Company repaid €55,556 ($60,667) of the principal and as of June 30, 2023, the Company has accrued interest of €11,042 ($12,058) related to this note and a principal balance of €277,778 ($303,333), of which $182,000 is classified as "Notes payable - long term portion" on the accompanying condensed consolidated balance sheets.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

July 30, 2021 Debt Agreement

On July 30, 2021, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($578,850). The note matures on August 5, 2026 and bears an annual interest rate that applies to 60% of the principal of the note that is based on a 365-day year, of 5.84% plus 3-month Euribor when Euribor is positive. Pursuant to the terms of the agreement, there is a nine-month grace period for principal repayment during which interest is accrued. The principal is to be repaid in 18 quarterly installments of €27,778 commencing three months from the end of the grace period. During the year ended December 31, 2022, the Company repaid €77,985 ($83,428) of the principal balance. As of December 31, 2022, the Company had accrued interest of €2,509 ($2,728) and a principal balance of €422,016 ($451,472), of which $336,788 is classified as notes payable – long term portion on the accompanying condensed consolidated balance sheet. During the six months ended June 30, 2023, the Company repaid €52,561 ($57,397) of the principal. As of June 30, 2023, the Company has accrued interest of €5,082 ($5,549) and principal of €369,454 ($403,444), of which $284,322 is classified as "Notes payable - long term portion" on the accompanying condensed consolidated balance sheets.

June 9, 2022 Debt Agreement

On June 9, 2022 the Company entered into an agreement with a third-party lender in the principal amount of €320,000 ($335,008), the “Note”. The Note matures on June 16, 2027 and bears an annual interest rate of 3.89% plus an additional rate of 0.60%, plus the 3-month Euribor (3.46% as of June 30, 2023). Pursuant to the agreement, there is a twelve-month grace period for principal repayment during which interest is accrued. The principal is to be repaid in 17 equal quarterly installments of €18,824 commencing on June 30, 2023. As of June 30, 2023 and December 31, 2022 the Company has accrued interest of €8,996 ($9,824) and €7,707 ($8,379), respectively, and an outstanding balance of €300,000 ($327,600), of which $245,379 and $281,924, respectively, is classified as "Notes payable - long term portion" on the accompanying condensed consolidated balance sheets.

August 29, 2022 Promissory Note

On August 29, 2022, the Company entered into a promissory note for the principal amount of $166,667. The Company received $150,000 in cash and recorded $16,667 as an original issue discount upon issuance. The promissory note matured on the earlier of (a) December 27, 2022, or (b) the date the Company completes a debt or equity financing of at least $1,000,000. The debt carried an annual interest rate of 12% which was due upon maturity. As of December 31, 2022, the Company had repaid the principal balance in full and had a balance of $5,041 in accrued interest related to this note. The Company repaid the outstanding interest during the 6-month period ended June 30, 2023 and thus the balance of both principal and interest as of June 30, 2023 is $0.

COVID-19 Loans

On May 12, 2020, the Company’s subsidiary, SkyPharm, was granted and on May 22, 2020 received a €300,000 ($366,900) loan from the Greek government. The loan will be repaid in 40 equal monthly installments beginning on July 29, 2022. As a condition to the loan, the Company was required to retain the same number of employees until October 31, 2020. As of December 31, 2022, the principal balance was $150,441. During the three months ended June 30, 2023, the Company repaid €9,375 ($10,238) of the principal balance. The outstanding balance as of June 30, 2023 is €131,250 ($143,325).

On June 24, 2020, the Company’s subsidiary, Decahedron, received a loan £50,000 ($68,310) from the United Kingdom government. The loan has a ten-year maturity and bears interest at a rate of 2.5% per annum beginning 12-months after the initial disbursement, which was on July 10, 2020. The Company may prepay this loan without penalty at any time. As of December 31, 2022, the principal balance was £47,144 ($56,936). As of June 30, 2023, the principal balance was £44,001 ($55,921).

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

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

Operating Leases

The Company’s weighted-average remaining lease term relating to its operating leases is 6.74 years, with a weighted-average discount rate of 6.74%.

The following table presents information about the amount and timing of cash flows arising from the Company’s operating leases as of June 30, 2023:

Maturity of Operating Lease Liability:
2023	$111,651
2024	224,132
2025	146,047
2026	103,173
Thereafter	497,300
Total undiscounted operating lease payments	$1,082,303
Less: Imputed interest	(215,570)
Present value of operating lease liabilities	$866,733

The Company incurred lease expense, due to amortization of operating lease right-of-use assets, of $123,204 and $108,198 which was included in “General and administrative expenses,” for the six months ended June 30, 2023 and 2022, respectively. For the three months ended June 30, 2023 and 2022 the Company incurred lease expense of $67,850 and $54,074, respectively.

Finance leases

The Company’s weighted-average remaining lease term relating to its finance leases is 3.34 years, with a weighted-average discount rate of 6.74%, based on the interest rate implicit in the lease.

The following table presents information about the amount and timing of cash flows arising from the Company’s finance leases as of June 30, 2023:

Maturity of Finance Lease Liability
2023	$84,014
2024	150,225
2025	120,746
2026	93,970
Thereafter	39,604
Total undiscounted finance lease payments	$488,509
Less: Imputed interest	(51,161)
Present value of finance lease liabilities	$437,398

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

The Company incurred interest expense on its finance leases of $13,709 and $7,333 which was included in “Interest expense”, on the accompanying condensed statements of operations and comprehensive loss for the six months ended June 30, 2023 and 2022, respectively and $7,488 and $3,826 for the three months ended June 30, 2023 and 2022, respectively. The Company incurred amortization expense on its finance leases of $67,097 and $39,607, which was included in “Depreciation and amortization expense”, on the accompanying condensed statements of operations and comprehensive loss for the six months ended June 30, 2023 and 2022, respectively and $36,357 and $20,026 for the three months ended June 30, 2023 and 2022, respectively. The total cash used for the Company’s finance leases for the six months ended June 30, 2023 and June 30, 2022 amounted to $78,605 and $43,804 respectively and is solely related to lease payments. For the three months ended June 30, 2023 and 2022 the total cash used for the Company’s finance leases amounted to $43,009 and $21,182, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of June 30, 2023, the following litigation matters were pending. None of the below is expected to have a material financial or operational impact.

Solgar Inc, a competitor of the Company, sued SkyPharm for product homogeneity regarding the nutraceutical line “Sky Premium Life”. As a result, Solgar requested the prohibition for SkyPharm to manufacture, import and sell, market or in any way possess and distribute, including internet sales and advertise in any way in the Greek market of “Sky Premium Life” due to homogeneity with Solgar’s products. Solgar Inc. has further requested to be awarded compensation for non-pecuniary damage amounting to €20,000 ($21,744). The case was heard on January 28, 2022, and the decision numbered 8842/2022 of the court of Thessaloniki was issued, which, accepted our claims and dismissed the Solgar’s Inc. lawsuit.

On July 22, 2015, the National Medicines Agency approved the license of wholesale sale of pharmaceutical products under the name SkyPharm SA with set validity at five years and an expiration date of July 22, 2020. Subsequently, SkyPharm on June 15, 2020, legally and timely submitted the application for renewal of the wholesale license of pharmaceutical products to the National Medicines Agency. The National Medicines Agency did not respond, therefore the Company asked for an immediate decision on the renewal. Two months after the filing of the no. 3459 / 15.01.2021 letter and almost nine months after the no. 627615.06.2020 company application for the renewal, the National Medicines Agency replied by rejecting the renewal request on March 9, 2021 (ref. 62769 / 20-25.02.2021). In addition, document No. 127351-16.12.2021 of EOF (Greek National Medicines Organization) to SkyPharm states that after an inspection of EOF at the premises of Doc Pharma, we did not have a wholesale license in violation of article 106 par. 1b and par. 1c of the ministerial decision D.YG3a / GP.32221 / 29-4-2019. The National Medicines Agency imposed a fine of €15,000 ($16,214) on SkyPharm for the above case, which was included in "General and administrative" expense on the accompany statement of operations and comprehensive loss for the three month period ended June 30, 2022.

There has been a payment request by the Greek court, which relates to a fine arising from Cosmofarm’s tax audit for financial year 2014. The law with no. 483/16.12.2020 was used by the court against Cosmofarm (the “defendant”). The defendant appealed against the decision using the law with no.11541/09.03.2021. This appeal was dismissed after 120 days from its submission to the court. Additionally, there had been an obligation for payment of additional tax and fines related to this matter in the amount of €91,652 ($99,644), which the defendant has already settled. However, the defendant has claimed back the respective amount through appeal. As of June 30, 2023, the trial is still pending.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

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

Research and Development Agreements

On June 26, 2022, the Company signed a research and development ("R&D") agreement with a third party, through which the Company assigns to the third party the development of new products and services in the field of health, focusing on the human intestinal microbiome. The cost of the projects amount to EUR 820,000 ($891,504) which is allocated to certain phases. The amount will be due and payable upon completion of the corresponding phases. The Company records the corresponding R&D expense based on the project’s progress, which is actually invoiced by the third party in the relevant period. No such costs were incurred for the three and six month periods ended June 30, 2023 or 2022.

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

On April 3, 2023, the Company approved incentive stock awards for the CFO, certain officers and directors and other employees of the Company. The awards are in the form of restricted stock and will vest in two parts: 50% on October 2, 2023 and 50% on October 2, 2024. A total of 185,000 shares were awarded and a corresponding share-based compensation expense of $104,869 was recorded for the six month period ended June 30, 2023, based on the amortization of fair value from the date of issuance of April 3, 2023 through June 30, 2023.

Warrants

As of June 30, 2023, there were 4,188,928 warrants classified within equity outstanding and 4,188,928 warrants exercisable with 4,175,595 warrants having expiration dates from May 2023 through December 2027 and 13,333 warrants with no expiration date.

A summary of the Company’s warrant activity during the three months ended June 30, 2023 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance outstanding, January 1, 2023	4,194,236	$8.31	5.04	$2,562,600
Balance outstanding, June 30, 2023	4,188,928	$8.26	4.56	$39,869

Exercisable, June 30, 2023	4,188,928	$8.26	4.56	$39,869

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

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

The Company disaggregates revenue by country to depict the nature and economic characteristics affecting revenue.

The following table presents our revenue disaggregated by country for the three months ended:

	June 30,	June 30,
Country	2023	2022
Greece	11,582,138	13,152,257
Cyprus	35,333	-
UK	745,664	40,831
USA	294	-
Croatia	-	15,416
Total	$12,363,429	$13,208,504

The following table presents our revenue disaggregated by country for the six months ended:

	June 30,	June 30,
Country	2023	2022
Greece	23,496,370	26,161,295
Cyprus	68,648	-
UK	1,147,894	92,257
USA	294	-
Croatia	-	26,752
Total	$24,713,206	$26,280,304

NOTE 17 – SUBSEQUENT EVENTS

On July 20, 2023 the Company entered into securities purchase agreements with institutional investors for the purchase and sale of 2,116,936 shares of the Company's common stock in a registered direct offering and common warrants to purchase up to 1,935,484 shares of common stock in a concurrent private placement. The offering includes participation from Grigorios Siokas, CEO of Cosmos Health Inc. (without receiving any common warrants), as well as existing shareholders of the Company. The aggregate gross proceeds from the offering were approximately $5.25 million and the net proceeds after deducting agent’s commissions and other offering expenses amounted to $4.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Available Information

The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2022 (“Form 10-K”) and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

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

We continue to rapidly expand our distribution network worldwide and open new markets for our proprietary line of branded pharmaceuticals, nutraceuticals, and nutraceuticals through our distribution channels and e-commerce marketplace. We use our extensive network with direct access to Europe’s primary sales channels for pharmaceuticals and nutraceuticals, which includes over 160 pharmaceutical wholesale distributors in Europe’s largest markets, over 40,000 pharmacies in Europe and 1,500 pharmacies in Greece. We achieve stable supply of pharmaceuticals from DocPharma, a related party, which enhances our ability to scale our expansion. Additionally, following the successful completion of the acquisition of Cana on June 30, 2023, the Company expects to also utilize Cana’s facilities for the production of both pharmaceutical and nutraceutical products. We receive full priority in the production of nutraceuticals and volumes. Our full production in Greece ensures a decisive production-cost advantage while we secure additional discounts by leveraging our purchasing scale.

Our focus on investing in technology enhances yield cost savings and economies of scale. The safety, distribution and warehousing efficiency and reliability is a result of 0% error selection rate and acceleration order fulfillment due to our Robotic systems and integrated automations (“ROWA” robotics).

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

Distribution and Trade Agreements

On July 1, 2021, the Company’s subsidiary SkyPharm SA, entered into an exclusive distribution agreement with a company based in Germany the “Distributor A”, whereas SkyPharm appointed Distributor A to be the responsible Partner for the distribution, promotion, trade marketing, logistics and sale of the nutraceuticals manufactured and supplied by SkyPharm (Sky Premium Life®), in the territories of Austria and Germany. Distributor A places purchase orders with SkyPharm at the company’s address and the purchase order is necessary to initiate any shipment.

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

Acquisitions and Co-Ventures

On September 28, 2022, the Company entered into a non-binding letter of intent (“LOI”) agreement to wholly acquire ZipDoctor Inc., a company that possesses a direct-to-consumer subscription-based telemedicine platform, that expects to provide its customers affordable, unlimited, 24/7 access to board certified physicians and licensed mental and behavioral health counselors and therapists. The current parent company of the acquiree will continue to manage all its aspects of the day-to-day operations, including product development, marketing, and operational support.

On March 17, 2023, the Company announced that it has entered into a definitive agreement to acquire ZipDoctor Inc. for a total sum of $150,000. The Sale and Purchase Agreement (“SPA”) was signed on March 17, 2023, and the transaction closed on April 3, 2023.

On May 31, 2023, the Company entered into a Stock Purchase Agreement with the owners of one hundred (100%) percent of the equity (the “Shares”) of Pharmaceutical Laboratories Cana S.A. (“Cana”).  The purchase price for the shares for the two Sellers is €800,000 and 46,377 shares of Cosmos restricted common stock at an issuance price of $17.25 per share or $800,000. Moreover, on February 28, 2023, the Company signed a Secured Promissory Note with Cana, whereby Cana borrowed the sum of €4,100,000 ($4,457,520), included in the total cash consideration provided for the acquisition. The acquisition was successfully completed on June 30, 2023.

Cana is a Greek pharmaceutical company that manufactures, sells, distributes, and markets original branded products researched and developed by leading global pharmaceutical and healthcare companies.

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

Results of Operations

Three and Six Month Periods Ended June 30, 2023 and 2022

Revenue

The Company had revenue of $12,363,429 and $13,208,504 (a decrease of 6.40%) for the three months ended June 30, 2023 and 2022, respectively and $24,713,206 and $26,280,304 (a decrease of 5.96%) for the six months ended June 30, 2023 and 2022, respectively. Revenue remained relatively stable overall, compared to the prior periods, and the slight decrease is mainly attributed to the effect of the foreign exchange rates. The Company had a net loss of $981,530 on revenue of $12,363,429 versus a net loss of $1,241,256 on revenue of $13,208,504 for the three months ended June 30, 2023 and 2022, respectively. Also, the Company had a net loss of $1,441,393 on revenue of $24,713,206 versus a net loss of $1,037,909 on revenue of $26,280,304 for the six months ended June 30, 2023 and 2022, respectively. Net loss is significantly lower for the three and six months ended June 30, 2023 compared to the equivalent periods of 2022 which this is primarily derived from the gain on bargain purchase on the acquisition of Cana on June 30, 2023.

Cost of Goods Sold

The Company had costs of goods sold of $11,416,595 versus $11,362,632 (an increase of 0.47%) for the three months ended June 30, 2023 and 2022, respectively. In addition, the Company had costs of goods sold of $22,809,295 versus $22,542,500 (an increase of 1.18%) for the six months ended June 30, 2023 and 2022, respectively. Cost of goods sold remained relatively stable, which contrary to the revenue decrease, occurred fur to the higher costs in raw materials during 2023.

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

Gross Profit

The Company had gross profit of $946,834 versus $1,845,872 (a decrease of 48.71%) for the three months ended June 30, 2023 and 2022, respectively. In addition, the Company had gross profit of $1,903,911 versus $3,737,804 (a decrease of 49.06%) for the six months ended June 30, 2023 and 2022, respectively. The decrease in gross profit for the three and six-month periods is attributable to the significantly decreased and discounted sales of SkyPharm’s nutritional supplements, pursuant to an effort to substantially decrease the receivable balances due from Medihelm SA. Since nutraceuticals is a high margin revenue stream, this contributed to the decreased gross profit for the period.

Operating Expenses

The Company had general and administrative costs of $2,000,151 and $988,465 salaries and wage expenses of $1,077,672 and $577,479, sales and marketing expenses of $318,061 and $245,443 and depreciation and amortization expense of $127,415 and $108,848 for a net operating loss of $2,576,465 and a net operating loss of $74,363 (an increase of 83.48% in Operating Expenses) for the three months ended June 30, 2023 and 2022, respectively. The increase in operating expenses is primarily attributed to management’s compensation classified as “Salaries and wages” and management’s bonuses and stock-based compensation classified as “General and administrative expenses” during the three-month period ended June 30, 2023

For the six months ended June 30, 2023 and 2022, the Company had general and administrative costs of $4,089,165 and $1,857,104 salaries and wage expenses of $2,027,123 and $1,098,950, sales and marketing expenses of $785,324 and $392,392 and depreciation and amortization expense of $229,936 and $221,470 for a net operating loss of $5,227,637 and a net operating gain of $167,888 for the six months ended June 30, 2023 and 2022, respectively (an increase of 99.77% in Operating Expenses). Similarly, to the three-month period change, the increase in operating expenses is primarily attributed to the increased management’s compensation and bonuses as well as the increased marketing expenses for the six-month period ended June 30, 2023.

Other Income (Expense)

The Company had interest expense related to notes payable of $244,135 and $378,508 versus $620,914 and $1,205,090 and non-cash interest expense related to the amortization of debt discount of $0 and $0 versus $215,807 and $476,334 for the three and six months ended June 30, 2023 and 2022, respectively. The decrease in interest expense is attributable to the significant debt repayments that took place during the year ended December 2022.

Moreover, a gain on equity investments of $2,676 and $3,969 versus a loss of $1,622 and a gain of $56 in conjunction with a gain due to change in fair value of derivative liability of $0 and $3,384 versus loss of $22,256 and $7,255 due to agreements on convertible debentures were recorded during the three and six-month periods ended June 30, 2023 and 2022, respectively. The net foreign currency gain amounted to $66,674 and $262,709 versus a loss of $356,687 and $516,039. The change to foreign currency gain is derived from the positive movement of the foreign exchange rates. Furthermore, the Company had other expense of $34,477 and $28,734 versus $315 and $55,127 for the three and six months ended June 30, 2023, respectively.

Interest income amounted to $261,269 and $444,865 versus $60,271 and $125,098 for the three and six months ended June 30, 2023 and 2022, respectively and the increase in interest income is attributable to the Company’s treasury bills and loans receivable balances, that were not in place as of June 30, 2022. Additionally, a gain on debt extinguishment relating to the write-off of a share settled debt obligation and the forgiveness of a notes payable balance of $1,910,770 versus a gain of $1,004,124 was recorded for the six months ended June 30, 2023 and 2022.

Finally, the Company has recorded a bargain purchase gain of $1,633,842 versus $0 for the six months ended June 30, 2023 and 2022, respectively. The bargain purchase gain recorded related solely to the gain recognized upon acquisition of Cana.

Unrealized Foreign Currency losses

The Company had an unrealized foreign currency gain of $83,188 and $419,651 versus losses of $1,028,875 and $1,434,104, attributable to the positive movement of the exchange rates during the three and six-month periods ended June 30, 2023 and a net comprehensive loss of $898,342 and $1,021,742 versus a loss of $19,292,832 and $25,283,207 for the three and six months ended June 30, 2023 and 2022, respectively. The change in comprehensive loss mainly derives from the deemed dividends on the issuance of warrants of $14,268,872 and the deemed dividends on preferred stock of $8,542,322 recorded during the six-month period ended June 30, 2022.

Liquidity and Capital Resources

As of June 30, 2023, the Company had working capital of $23,978,016 compared to $34,296,034 as of December 31, 2022.

The Company had cash and cash equivalents of $2,232,697 versus $20,749,683 as of June 30, 2023 and December 2022, respectively. The Company had net cash used in operating activities of $12,064,068 and $3,023,685 for the six months ended June 30, 2023 and 2022, respectively. The Company has devoted substantially all of its cash resources to expand through organic business growth and has incurred significant general and administrative expenses in order to enable the financing and growth of its business and operations. The increase is attributable to the significant outflows to suppliers due to change in payment terms as long as the material prepayments for the purchase and production of nutraceutical products.

The Company had net cash used in investing activities of $8,447,679 and $160,307 during the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, the net cash used in investing activities was mainly attributable to the outflow of consideration transferred through the Cana acquisition, the purchase of ZipDoctor Inc and the purchase of Bikas customer base.

The Company had net cash provided by financing activities of $2,058,614 versus $3,473,197 during the six months ended June 30, 2023 and 2022, respectively. For the period ended June 30, 2023, the Company received proceeds from lines of credit of $9,271,450 and payments of lines of credit of $10,412,107, for a net decrease on the line of credit of $1,140,657.

We anticipate using cash in our bank account as of June 30, 2023, cash generated from debt or equity financing, from investing activities or from management loans to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we may lose the qualification for quotation and our securities would no longer trade on Nasdaq Capital Market. Further, as a consequence we would fail to satisfy our reporting obligations with the Securities and Exchange Commission (“SEC”), and investors would then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

In addition, our plan for branded generics and OTC products is geographic expansion across the world, especially in the EU and UK, as well as in third world countries with fast registration, and developed markets with liberalized OTC policies for online pharmacies and supermarkets. We also intend to enhance our exclusive distribution rights with a growing basis of cooperating partners while purchasing generics’, biosimilar drugs and OTC licenses. We also intend to enhance our product expectance by registered copyrights and trademarks in all OTC drugs. In addition, we remain committed to strategic research and development across each business unit with a particular focus on assets with inherently lower risk. Our plan for our healthcare distribution is to expand in the Greek territory, enlarge our customer portfolio and integrate an established sales network of pharmacies through the use of B2B and B2C ecommerce platforms and exclusive distributors. We are also aiming at increasing the exports of branded pharmaceuticals as we focus on higher profit margin categories (OTC and VMS), deliver 3PL services to pharma companies, put in force loyalty programs, provide added value services to pharmacies and emergency deliveries to VIP customers. The Company will evaluate and, where appropriate, execute on opportunities to expand its network of pharmacies and products in areas that it believes will offer above average growth characteristics and attractive margins.

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

While the Company intends to pursue these milestones, there may be circumstances where for valid business reasons or due to factors beyond the control of the Company, a reallocation of efforts may be necessary or advisable.

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

Off Balance Sheet Arrangements

As of June 30, 2023, there were no off-balance sheet arrangements.

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

Audit Committee

We have a separately designated standing audit committee, which is appointed by the Board of Directors of Cosmos Health Inc. On April 28, 2022, Dr Anastasios Aslidis was elected to serve on the Board of Directors and was appointed as a chair of the Audit Committee, replacing Mr Peter Goldstein, who submitted his resignation on the same date. Our three independent directors, Anastasios Aslidis, John Hoidas and Demetrios Demetriades serve on the Audit Committee. The primary function of the committee is to assist the Board of Directors in overseeing (1) the financial reporting and accounting processes of the Company, and (2) the financial statements audits of the Company. The Committee also prepares a written report to be included in the annual proxy statement of the Company pursuant to the applicable rules and regulations of the “SEC”. In furtherance of these purposes, the Committee shall maintain direct communication among the Company’s independent auditors and the Board of Directors. The independent auditors and any other registered public accounting firm engaged in preparing or issuing an audit report or performing other audit review or attest services for the Company shall report directly to the Committee and are ultimately accountable to the Committee and the Board of Directors.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

During the six month period ended June 30, 2023 the Company issued 15,258 shares of common stock to a consultant for services rendered.  On April 3, 2023, the Company issued 185,000 shares of unvested common stock to employees, officers and directors under the Company’s Omnibus Equity Incentive Plan (the “Plan”). These shares vest in two tranches, 1) 50% vesting on October 2, 2023, and 2) 50% vesting on October 2, 2024.  The foregoing share issuances were made in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On June 15, 2023, the Company issued 99,710 shares of common stock related to the acquisition of the customer base of Bikas as described in Note 1 above.  On June 30, 2023, the Company issued 46,377 shares of common stock related to the acquisition of Cana as described in Note 1 above.  The foregoing share issuances were made pursuant to representations made by the purchasers under their acquisition agreements and in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act.

During the six month period ended June 30, 2022, the Company issued 9,520 shares of common stock upon the conversion of $1,190,000 of notes payable. The foregoing shares were made in reliance pursuant to the holders’ notes and in reliance upon the exemption from registration under Section 3(a)(9) of the Securities Act.

On July 21, 2023, pursuant to a Securities Purchase Agreement (the “SPA”) dated July 20, 2023, the Company issued an aggregate of 1,935,484 common stock warrants in a concurrent private placement to a registered direct offering.  The warrants and one accompanying share of common stock were sold as a unit at a price of $2.48.  The warrants have an exercise price of $2.75 per share and are immediately exercisable and expire five (5) years from the issuance date.  The warrants were issued based upon the representations made by the holders in their respective SPAs.  The Company issued the warrants in reliance upon an exemption from registration in Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act. A.G.P./Alliance Global Partners was the sole placement agent for this offering and received an aggregate sales commission of $310,371.

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

Cosmos Health Inc.

Date: August 14, 2023	By:	/s/ Grigorios Siokas
Grigorios Siokas
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Georgios Terzis
Georgios Terzis
Chief Financial Officer
(Principal Financial Officer, And Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).**

101.SCH	Inline XBRL Taxonomy Extension Schema Document.**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).**

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

