Form 10-Q
period 2023-09-30
Cosmos Health Inc.
filed 2023-11-20
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

Commission file number: 000-54436

COSMOS HEALTH INC.
(Exact name of registrant as specified in its charter)

Nevada	27-0611758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Agiou Georgiou Str,Pilea, Thessaloniki, Greece	55438
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (312) 536-3102

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 13,404,204 as of November 20, 2023.

COSMOS HEALTH INC.

COSMOS HEALTH INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,360,604	$20,749,683
Accounts receivable, net	25,591,342	23,084,000
Accounts receivable - related party	3,009,169	2,830,595
Marketable securities	17,532	14,881
Inventory	5,960,342	3,451,868
Loans receivable	388,693	377,038
Loans receivable - related party	423,360	427,920
Prepaid expenses and other current assets	3,047,669	1,967,527
Prepaid expenses and other current assets - related party	5,688,041	3,463,401

TOTAL CURRENT ASSETS	46,486,752	56,366,913

Property, plant and equipment, net	10,249,782	1,817,025
Goodwill and intangible assets, net	4,065,513	706,914
Loans receivable - long term portion	3,458,115	3,792,034
Loans receivable - related party - long term	3,492,720	3,851,280
Operating lease right-of-use asset	797,681	821,069
Financing lease right-of-use asset	374,949	291,762
Advances for building's acquisition	2,000,020	-
Other assets	599,847	391,624

TOTAL ASSETS	$71,525,379	$68,038,621

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12,646,081	$11,918,997
Accounts payable and accrued expenses - related party	96,905	205,360
Accrued interest	82,500	275,547
Lines of credit	5,354,752	5,758,737
Convertible notes payable, net of unamortized discount of $0 and $258,938, respectively	-	100,000
Derivative liability - convertible note	-	54,293
Notes payable	1,059,677	2,158,417
Notes payable - related party	10,796	10,912
Loans payable - related party	12,684	12,821
Taxes payable	426,377	126,855
Operating lease liability, current portion	169,500	167,393
Financing lease liability, current portion	128,529	97,097
Other current liabilities	2,597,498	862,440

TOTAL CURRENT LIABILITIES	22,585,299	21,748,869

Share settled debt obligation	-	1,554,590
Notes payable - long term portion	3,160,277	2,859,570
Operating lease liability, net of current portion	628,179	653,673
Financing lease liability, net of current portion	262,103	206,407
Other liabilities	321,367	1,358,803
TOTAL LIABILITIES	26,957,225	28,381,912

Commitments and Contingencies (see Note 14)	-	-

MEZZANINE EQUITY
Preferred stock, $0.001 par value; 100,000,000 shares authorized:
Series A preferred stock, stated value $1,000 per share, 6,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022; liquidation preference of $372,414	372,414	372,414

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized; 13,068,693 shares issued and 12,982,196 outstanding as of September 30, 2023, and 10,605,412 shares issued and 10,589,915 outstanding as of December 31, 2022	13,069	10,606
Additional paid-in capital	117,791,721	112,205,952
Subscription receivable	(50,000)	(4,750,108)
Treasury stock, at cost, 86,497 and 15,497 shares as of September 30, 2023 and December 31, 2022, respectively	(916,958)	(816,707)
Accumulated deficit	(71,038,463)	(66,232,813)
Accumulated other comprehensive loss	(1,603,629)	(1,132,635)

TOTAL STOCKHOLDERS' EQUITY	44,195,740	39,284,295

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY	$71,525,379	$68,038,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

REVENUE	$12,823,797	$12,016,098	$37,537,003	$38,296,402

COST OF GOODS SOLD	11,609,039	10,232,201	34,418,334	32,774,701

GROSS PROFIT	1,214,758	1,783,897	3,118,669	5,521,701

OPERATING EXPENSES
General and administrative expenses	2,573,414	1,335,033	6,662,579	3,192,137
Salaries and wages	1,252,680	576,118	3,279,803	1,675,068
Sales and marketing expenses	157,435	103,979	942,759	496,371
Depreciation and amortization expense	248,530	112,879	478,466	334,349
TOTAL OPERATING EXPENSES	4,232,059	2,128,009	11,363,607	5,697,925

LOSS FROM OPERATIONS	(3,017,301)	(344,112)	(8,244,938)	(176,224)

OTHER INCOME (EXPENSE)
Other income (expense), net	14,404	(5,431)	(14,330)	(60,558)
Interest expense	(151,274)	(517,660)	(529,782)	(1,722,750)
Interest income	110,596	55,715	555,281	180,813
Non-cash interest expense	-	(295,846)	-	(772,180)
Gain (loss) on equity investments, net	(1,093)	359	2,876	415
Gain on extinguishment of debt	706	-	1,911,476	1,004,124
Change in fair value of derivative liability	-	628	3,384	(6,627)
Bargain purchase gain	-	-	1,633,842	-
Foreign currency transaction, net	(371,115)	(468,362)	(108,406)	(984,401)
TOTAL OTHER INCOME (EXPENSE), NET	(397,776)	(1,230,597)	3,454,341	(2,361,164)

LOSS BEFORE INCOME TAXES	(3,415,077)	(1,574,709)	(4,790,597)	(2,537,388)

INCOME TAX EXPENSE	65,873	(398,066)	-	(473,296)

NET LOSS	(3,349,204)	(1,972,775)	(4,790,597)	(3,010,684)

Deemed dividend on issuance of warrants	-	-	-	(5,788,493)
Deemed dividend on downround of warrants	(15,053)	-	(15,053)	(8,480,379)
Deemed dividend on downround of preferred stock	-	-	-	(8,189,515)
Deemed dividend on preferred stock	-	(19,607)	-	(372,414)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(3,364,257)	(1,992,382)	(4,805,650)	(25,841,485)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment, net	(890,645)	(1,029,141)	(470,994)	(2,463,245)

TOTAL COMPREHENSIVE LOSS	$(4,254,902)	(3,021,523)	$(5,276,644)	$(28,304,730)

BASIC NET LOSS PER SHARE	$(0.27)	(1.93)	$(0.42)	$(29.35)
DILUTED NET LOSS PER SHARE	$(0.27)	(1.93)	$(0.42)	$(29.35)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	12,585,479	1,032,275	11,346,071	880,542
Diluted	12,585,479	1,032,275	11,346,071	880,542

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND MEZZANINE EQUITY (Unaudited)

										Accumulated
					Additional		Treasury Stock			Other	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	No. of		Accumulated	Comprehensive	Stockholders'
	No. of Shares	Value	No. of Shares	Value	Capital	Receivable	Shares	Value	Deficit	Loss	Equity

Balance at January 1, 2022	-	$-	701,780	$702	$39,692,595	$-	15,497	$(816,707)	$(34,345,506)	$(151,621)	$4,379,463
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	-	(405,229)	(405,229)
Adoption of ASU 2020-06	-	-	-	-	(294,000)	-	-	-	53,248	-	(240,752)
Issuance of Series A preferred stock, net of issuance costs of $547,700	6,000	5,452,300	-	-	-	-	-	-	-	-	-
Conversion of notes payable into shares of common stock	-	-	9,520	10	973,410	-	-	-	-	-	973,420
Cashless exercise of warrants	-	-	33,179	33	(829)	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-	203,347	-	203,347
Balance at March 31, 2022	6,000	5,452,300	744,479	745	40,371,176	-	15,497	(816,707)	(34,088,911)	(556,850)	4,910,249
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	-	(1,028,875)	(1,028,875)
Conversion of Series A preferred stock	(3,034)	(2,427,693)	195,689	196	2,427,497	-	-	-	-	-	2,427,693
Conversion of convertible debt	-	-	1,574	2	38,142	-	-	-	-	-	38,144
Forgiveness of related party debt	-	-	-	-	-	-	-	-	-	-	-
Restricted stock issued to a consultant	-	-	-	-	-	-	-	-	-	-	-
Cashless exercise of warrants	-	-	18,213	18	(18)	-	-	-	-	-	-
Deemed dividend upon downround of preferred stock and warrants	-	-	-	-	16,669,894	-	-	-	(16,669,894)	-	-
Deemed dividend on preferred stock	-	-	-	-	352,807	-	-	-	(352,807)	-	-
Payment of deemed dividend on preferred stock	-	-	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	24,101	-	-	-	-	-	24,101
Net loss	-	-	-	-	-	-	-	-	(1,241,256)	-	(1,241,256)
Balance at June 30, 2022	2,966	$3,024,607	959,954	$961	$59,883,599	$-	15,497	$(816,707)	$(52,352,868)	$(1,585,725)	$5,130,056
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	-	(1,029,141)	(1,029,141)
Conversion of Series A preferred stock	(1,466)	(1,332,179)	94,362	94	1,332,086	-	-	-	-	-	1,332,180
Stock-based compensation	-	-	300	-	3,120	-	-	-	-	-	3,120
Deemed dividend on preferred stock	-	19,607	-	-	-	-	-	-	(19,607)	-	(19,607)
Net loss	-	-	-	-	-	-	-	-	(1,972,775)	-	(1,972,775)
Balance at September 30, 2022	1,500	$1,712,035	1,054,616	$1,055	$61,218,805	$-	15,497	$(816,707)	$(54,345,250)	$(2,614,866)	$3,443,833

					Additional		Treasury Stock
	Preferred Stock		Common Stock		Paid-in	Subscription	No. of		Accumulated	Comprehensive	Stockholders'
	No. of Shares	Value	No. of Shares	Value	Capital	Receivable	Shares	Value	Deficit	Loss	Equity

Balance at January 1, 2023	-	$372,414	10,605,412	$10,606	$112,205,952	$(4,750,108)	15,497	$(816,707)	$(66,232,813)	$(1,132,635)	$39,284,295
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	-	336,463	336,463
Proceeds from sale of common stock	-	-	-	-	-	4,750,000	-	-	-	-	4,750,000
Shares issued in lieu of cash	-	-	15,258	15	96,873	-	-	-	-	-	96,888
Net loss	-	-	-	-	-	-	-	-	(459,863)	-	(459,863)
Balance at March 31, 2023	-	372,414	10,620,670	10,621	112,302,825	(108)	15,497	(816,707)	(66,692,676)	(796,172)	44,007,783
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	-	83,188	83,188
Proceeds from sale of common stock	-	-	-	-	-	-	-	-	-	-	-
Shares issued for purchase of customer base	-	-	99,710	100	315,981	-	-	-	-	-	316,081
Shares issued for purchase of Cana	-	-	46,377	46	138,621	-	-	-	-	-	138,667
Stock-based compensation	-	-	185,000	185	104,684	-	-	-	-	-	104,869
Net loss	-	-	-	-	-	-	-	-	(981,530)	-	(981,530)
Balance at June 30, 2023	-	$372,414	10,951,757	$10,952	$112,862,111	$(108)	15,497	$(816,707)	$(67,674,206)	$(712,984)	$43,669,058
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	-	(890,645)	(890,645)
Proceeds from sale of common stock, net of financing fees of $442,870	-	-	2,116,936	2,117	4,804,921	(49,892)	-	-	-	-	4,757,146
Repurchase of treasury stock	-	-	-	-	-	-	71,000	(100,251)			(100,251)
Stock-based compensation	-	-	-	-	109,636	-	-	-	-	-	109,636
Deemed dividend	-	-	-	-	15,053	-	-	-	(15,053)	-	-
Net loss	-	-	-	-	-	-	-	-	(3,349,204)	-	(3,349,204)
Balance at September 30, 2023	-	$372,414	13,068,693	$13,069	$117,791,721	$(50,000)	86,497	$(916,958)	$(71,038,463)	$(1,603,629)	$44,195,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,790,597)	$(3,010,684)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and amortization expense	375,918	273,415
Amortization of right-of-use assets	102,549	60,934
Amortization of debt discounts and accretion of debt	-	772,180
Bad debt expense	836,300	-
Provisions for extraordinary tax charges	579,387	-
Shares issued in lieu of cash	96,888	-
Lease expense	178,893	158,406
Interest on finance leases	20,629	11,645
Stock-based compensation	214,505	27,221
Deferred income taxes	(1,923)	490,460
Gain on extinguishment of debt	(1,911,476)	(1,004,124)
Bargain purchase gain	(1,633,842)	-
Change in fair value of the derivative liability	(3,384)	6,627
Gain on net change in fair value of equity investments	(2,876)	(415)
Other income	(928)	-
Changes in assets and liabilities:
Accounts receivable	(1,960,236)	(2,255,383)
Accounts receivable - related party	(416,814)	481,941
Inventory	(2,299,829)	(1,392,884)
Prepaid expenses and other assets	(1,856,642)	117,498
Prepaid expenses and other current assets - related party	(2,312,324)	(1,413,967)
Accounts payable and accrued expenses	206,746	1,692,704
Accounts payable and accrued expenses - related party	(112,233)	(216,456)
Accrued interest	(194,361)	881,347
Lease liabilities	(179,081)	(158,788)
Taxes payable	307,357	(101,909)
Other current liabilities	(783,174)	27,900
Other liabilities	(1,047,178)	-
NET CASH USED IN OPERATING ACTIVITIES	(16,587,726)	(4,552,332)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from loan receivable	609,455	267,205
Cash paid for the acquisition of Cana	(5,230,593)	-
Loan receivable - related party	(168,469)	-
Sale of fixed assets	-	12,859
Advances for building's acquisition	(1,665,000)	-
Purchase of intangible assets	(2,678,167)	(311,859)
Purchase of property and equipment	(1,266,490)	(37,137)
NET CASH USED IN INVESTING ACTIVITIES	(10,399,264)	(68,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of convertible note payable	(100,000)	-
Payment of note payable	(1,494,867)	(2,454,143)
Proceeds from note payable	1,059,300	490,365
Payment of related party loan	-	(557,361)
Proceeds from related party loan	-	973,424
Payment of lines of credit	(14,569,517)	(16,348,941)
Proceeds from lines of credit	14,218,787	17,206,099
Proceeds from issuance of Series A Preferred Stock	-	5,452,300
Proceeds from the issuance of common stock	9,950,037	-
Financing fees from the sale of common stock	(442,892)	-
Payments of finance lease liability	(118,847)	(71,172)
Payments of financing fees	-	(212,728)
Payments for purchase of treasury stock	(100,251)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,401,750	4,477,843

Effect of exchange rate changes on cash	196,161	169,318

NET CHANGE IN CASH	(18,389,079)	25,898

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,749,683	286,487
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,360,604	$312,385

Supplemental Disclosure of Cash Flow Information

Cash paid during the year:
Interest	$371,846	$317,449
Income tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Common shares issued for acquisition of customer base	$316,081	$-
Common shares issued for acquisition of Cana	$138,667	$-
Conversion of notes payable to common stock	$-	$973,420
Conversion of convertible notes payable to common stock		959,025
Deemed dividend on warrants upon conversion of convertible debt	$-	$5,788,493
Deemed dividend on preferred stock and warrants upon trigger of downround feature	$-	$16,669,894
Deemed dividend upon cumulative dividend on preferred stock	$-	$372,414
Conversion of Series A preferred stock	$-	$2,427,693
Conversion of convertible debt	$-	$38,144

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

NOTE 1 – BASIS OF PRESENTATION

The terms “COSM,” “we,” “the Company,” “Group” and “us” as used in this report refer to Cosmos Health, Inc. The accompanying unaudited condensed consolidated balance sheet as of September 30, 2023 and unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September30, 2023 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of COSM, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“Form 10-K”). The accompanying condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet.

Going Concern

The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the continuation of the Company as a going concern. For the nine-month period September 30, 2023, the Company had revenue of $37,537,003, net loss of $4,790,597 and net cash used in operations of $16,587,726. Additionally, as of September 30, 2023, the Company had positive working capital of $23,901,453, an accumulated deficit of $71,038,463, and stockholders’ equity of $44,195,740. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing.

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

Management’s plans include expansion of brand name products to the market, expanding the current product portfolio, and evaluating acquisition targets to expand distribution. Furthermore, the Company intends to vertically integrate the supply chain distribution network. Finally, the Company plans to access the capital markets further in order to raise additional funds through equity offerings as well as receive proceeds from the exercise of its existing warrants during the following 3 months. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described herein and eventually secure other sources of financing and attain profitable operations.

Considering the above, management is of the view that substantial doubt exists for the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

NOTE 2 – ORGANIZATION AND NATURE OF THE BUSINESS

Cosmos Health Inc. and its subsidiaries are an international healthcare group headquartered in Thessaloniki, Greece. The Group is engaged in the nutraceuticals sector through its own proprietary lines of products “Sky Premium Life” and “Mediterranation”. The Company is operating in the pharmaceutical sector as well, through the provision of a broad line of branded generics and OTC medications. In addition, the group is involved in the healthcare distribution sector through its subsidiaries in Greece and the UK, serving retail pharmacies and wholesale distributors. The Company is strategically focusing on the research and development (“R&D”) of novel patented nutraceuticals (Intellectual Property) and specialized root extracts as well as on the R&D of proprietary complex generics and innovative OTC products. The Company has developed a global distribution platform and is currently expanding throughout Europe, Asia and North America. The Company has offices and distribution centers in Thessaloniki and Athens, Greece and Harlow, UK.

The Company was incorporated in the State of Nevada under the name Prime Estates and Developments, Inc. on July 21, 2009, and on November 29, 2022, we changed our name to Cosmos Health Inc. Through its acquisition of Amplerissimo Ltd, on September 27, 2013, the Company changed its principal activities into trading of products, providing representation, and provision of consulting services to various sectors. On August 1, 2014, the Company formed SkyPharm S.A., a Greek Company (“SkyPharm”), a subsidiary that focuses on the trading, sourcing and export of nutraceutical and pharmaceutical products. In February 2017, the Company acquired Decahedron Ltd., a UK Company (“Decahedron”) which is a fully licensed second-generation wholesaler specializing in imports and exports of generics and OTC pharmaceutical products within the European Economic Area ( the “EEA”) and distributor of Sky Premium Life nutraceutical products in the UK. On December 19, 2018, the Company acquired Cosmofarm, a pharmaceutical wholesaler specializing in the distribution and export of pharmaceutical products through its extensive pharmacies network.

Acquisition Accounting

ZipDoctor

On April 3, 2023, the Company completed the acquisition of ZipDoctor Inc. (“ZipDoctor”), a telehealth company for a total sum of $150,000 in cash and $8,788 in fees. The Company accounted for the acquisition as an asset acquisition in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations, ("ASC 805") and recorded $158,788 as an intangible asset related to the technology platform acquired.

Bikas

On June 15, 2023, Cosmos Health Inc. entered into an Assignment and Assumption Agreement (the “Agreement”) with Ioannis Bikas O.E., a Greek Company, (“Bikas”). Bikas is owner of a pharmaceutical distribution network in Greece and agreed to sell to the Company their distribution network and customer base. The purchase price of the network was €100,000 ($109,330) of cash, and €300,000 ($316,081) of the Company’s stock. The Company issued 99,710 shares of common stock related to the acquisition of the customer base, based on the fair value of the stock on acquisition date. The Company accounted for the acquisition as an asset acquisition in accordance with ASC 805 and recorded $425,411 as an intangible asset related to the customer base acquired.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

Buildings Acquisitions

On April 24, 2023, the Company purchased a building for a total sum of $1,054,872 in cash. The Company accounted for the acquisition as an asset acquisition in accordance with ASC 805 and recorded the cost of the building as "Property, plant and equipment" on the condensed consolidated balance sheets.

On January 6, 2023, the Company agreed to purchase land and building located in Montreal, Canada from a third-party vendor. The total purchase price amounts to $3,950,000 and the closing date of the agreement based on the amendment signed on July 19, 2023, is December 31, 2023. As of September 30, 2023, the Company has made prepayments of $2,000,020 classified as "Advances for building's acquisition” on the Company’s condensed consolidated balance sheets.

.

Cana

On June 30, 2023, the Company acquired CANA Pharmaceutical Laboratories, S.A. (“Cana”) for €800,000 ($873,600) in cash and 46,377 shares of common stock, with fair value of $138,667 as of the date of acquisition. Moreover, on February 28, 2023, the Company had signed a Secured Promissory Note with Cana, whereby Cana borrowed the sum of €4,100,000 ($4,457,520), included in the total consideration of $5,469,787. The Company accounted for the acquisition as a business acquisition in accordance with ASC 805. The fair value of Cana assets acquired, and liabilities assumed was based upon management’s estimates assisted by an independent third-party valuation firm. The fixed assets of Cana (which included land, building & machinery) were valued as of December 31, 2022 and the Company believes that nothing has materially changed between such date and the acquisition date (June 30, 2023). The following table summarizes the preliminary allocation of purchase price of the acquisition:

Consideration
Cash	$5,331,120
Fair value of common stock issued	138,667
Fair value of total consideration transferred	$5,469,787

Recognized amounts of identifiable assets acquired
Financial assets	$1,796,911
Inventory	297,340
Property, plant and equipment	7,682,411
Identifiable intangible assets	562,200
Financial liabilities	(3,235,233)
Total identifiable net assets	$7,103,629

Bargain purchase gain	$1,633,842

Revenue for the 3- month period ended September 30, 2023	$91,056
Loss for the 3- month period ended September 30, 2023	$(604,790)

During the prior year period, Cana had minimal operations as it was in financial difficulties and seeking for an investor.

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

September 30, 2023

Transactions in and Translations of Foreign Currency

The functional currency for the Greek subsidiaries of the Company (CANA Laboratories, Cosmofarm S.A. and SkyPharm SA) is EURO (€) and for the UK subsidiary (Decahedron Ltd) is GBP (£). ZipDoctor Inc is a U.S. based entity. As a result, the financial statements of the subsidiaries (except for ZipDoctor Inc) have been translated from the local currency into U.S. dollars using (i) year-end exchange rates for balance sheet accounts, and (ii) average exchange rates for the reporting period for all income statements accounts. Foreign currency translations gains and losses are reported as a separate component of the condensed consolidated statements of changes in stockholders’ equity and mezzanine equity.

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

Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which amends the requirement on the measurement and recognition of expected credit losses for financial assets held. Furthermore, amendments ASU 2019-10 and ASU 2019-11 provided additional clarification for implementing ASU 2016-13. ASU 2016-13 is effective for the Company beginning January 1, 2023, with early adoption permitted. The Company adopted the standard on January 1, 2023, and the standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures. The Company is exposed to credit losses primarily through sales to its customers and the loans that it has provided. The Company assesses each customer’s/ borrower ability to pay, and a credit loss estimate by conducting a credit review which includes consideration of established credit rating, or an internal assessment of the customer’s creditworthiness based on an analysis of their payment history when a credit rating is not available. The Company monitors credit exposure through active review of customer balances. The Company’s expected loss methodology for accounts receivable is developed through consideration of factors including, but not limited to, historical collection experience, current customer credit ratings, current customer financial condition, current and future economic and market conditions, and age of the receivables. Charges related to credit losses are included in “General and administrative expenses” and are recorded in the period that the outstanding receivables are determined to be doubtful. Account balances are written-off against the allowance when they are deemed uncollectible.

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

Account Receivable, net

Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts against gross accounts receivable reflects the best estimate of probable losses inherent in the receivables’ portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. As of September 30, 2023 and December 31, 2022, the Company’s allowance for doubtful accounts was $7,735,425 and $6,987,301, respectively.

Tax Receivable

The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of its business in most of the countries in which it operates related to the procurement of merchandise and/or services it acquires and/or on sales and taxable income. The Company also collects VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services it sells. If the output VAT exceeds the input VAT, this creates a VAT payable to the government. If the input VAT exceeds the output VAT, this creates a VAT receivable from the government. The VAT tax return is filed on a monthly basis offsetting the payables against the receivables. In observance of EU regulations for intra-EU cross-border sales, our subsidiaries in Greece, SkyPharm and Cosmofarm, do not charge VAT for sales to wholesale drug distributors registered in other European Union member states. As of September 30, 2023 and December 31, 2022, the Company had a VAT net prepaid expenses balance of $456,788 and VAT, net payable $79,373, respectively, recorded in the condensed consolidated balance sheet as “Prepaid expenses and other current assets” and “Accounts payable and accrued expenses”, respectively.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

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

Depreciation expense was $124,910 and $83,214 for the three months ended September 30, 2023 and 2022, respectively and $237,479 and $248,670 for the nine months ended September 30, 2023 and 2022, respectively.

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

September 30, 2023

On December 19, 2018, as a result of the acquisition of Cosmofarm, the Company recorded $49,697 of goodwill.

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company has estimated a useful life of 10 years for its pharmaceutical and nutraceutical product licenses, customers base, and IT platform. The Company has also estimated a useful life of 5 years for its tradenames. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. As of September30, 2023, no revision to the remaining amortization period of the intangible assets was made.

Amortization expense was $88,168 and $36,982 for the three months ended September 30, 2023 and 2022, respectively and $138,438 and $53,389 for the nine months ended September 30, 2023 and 2022, respectively.

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

As of September 30, 2023, investments consisted of (i) 3,000,000 shares, which traded at a closing price of $0 per share or a value of $0 of ICC International Cannabis Corp and (ii) 16,666 shares which traded at a closing price of $0.53 per share or value of $9,419 of National Bank of Greece. Additionally, the Company has $8,113 in equity securities of Pancreta Bank, which are revalued annually.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

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

The following tables presents assets that are measured and recognized at fair value as of September 30, 2023 and December 31, 2022, on a recurring basis:

	September 30, 2023			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – Pancreta Bank	$8,113	-	-	$8,113
Marketable securities – National Bank of Greece	9,419	-	-	9,419
	$17,532			$17,532

	December 31, 2022			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – Pancreta Bank	$8,200	-	-	$8,200
Marketable securities – National Bank of Greece	6,681	-	-	6,681
	$14,881			$14,881

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

September 30, 2023

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

Commencing from January 1, 2023, and pursuant to the agreement with Medihelm, the exclusive distributor of the Company’s own proprietary line of nutraceuticals, the Company considers the transaction price to be variable and records an estimate of the transaction price, subject to the constraint for variable consideration. The Company is basing the change in transaction price with the exclusive distributor through assessment of significant overdue receivables from the exclusive distributor, which the Company reassesses each reporting period. Through this assessment, the Company applied the “expected value” model under ASC 606-10-32-5 and had applied specific constraints to revenue due from the customer at the end of each reporting period. Following the application of the “expected value” model, the Company deferred an amount of $317,129 and recorded it against the sales to Medihelm for the nine-month period ended September 30, 2023. The Company does not consider that sales to any other customer include a variable component as of September 30, 2023.

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

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

The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	September 30, 2023	September 30, 2022
Warrants	6,124,412	434,501
Options	-	-
Convertible Notes	-	15,535
Total	6,124,412	450,036

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

Common stock equivalents are included in the diluted income per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented.

Reclassifications to Prior Period Financial Statements and Adjustments

Certain reclassifications have been made in the Company’s financial statements of the prior period to correct an immaterial classification error.  As of December 31, 2022, $322,010 was reclassified from “Other assets” to “Accounts receivable, net”.

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

The above transaction closed on May 22, 2018 after the due diligence period, following which the Company received: (a) a 33 1/3% equity interest or 5 million shares in Marathon as partial consideration for the Company’s distribution services; and (b) received cash of CAD $2,000,000, subject to repayment in common shares of the Company if it failed to meet certain performance milestones. The Company was entitled to receive an additional CAD $2,750,000 upon the Company’s receipt of gross sales of CAD $6,500,000 and an additional CAD $2,750,000 upon receipt of gross sales of CAD $13,000,000. The Company was also given the right to nominate one director to the Marathon board of directors. Since Marathon was a newly formed entity with no assets and no activity, the Company attributed no value to the 5 million shares in Marathon which was received as consideration for the distribution services.

The Distribution and Equity Acquisition Agreement was to remain in effect indefinitely unless Marathon fails to provide Market Competitive (as defined) product pricing and Marathon has not become profitable within five (5) years of the agreement. On March 20, 2023, the Company sent a termination notice, to Marathon, which became effective on April 19, 2023 as a result of Marathon’s failure to satisfy these conditions. The Company had accounted for its obligation to issue a variable number of the Company’s Common Shares as Share-settled debt obligation in accordance with ASC Topic 480, Distinguishing Liabilities from Equity ("ASC 480"), which was measured at fair value or the settlement amount of $1,554,590 (CAD $2 million). Due to termination of the Equity agreement, the Company recorded a gain on extinguishment of debt of $1,554,590 due to the write-off of the share settled debt obligation, for the nine-month period ended September 30, 2023.

CosmoFarmacy LP

In September 2019, the Company entered into an agreement with an unaffiliated third party to incorporate CosmoFarmacy L.P. for the purpose of providing strategic management consulting services and the retail trade of pharmaceutical products, and OTC to pharmacies. CosmoFarmacy was incorporated with a 30-year term through May 31, 2049. The unaffiliated third party is the general partner (the “GP”) of the limited partnership and is responsible for management and decision-making associated with CosmoFarmacy. The initial share capital was set to EUR 150,000 ($163,080) which was later increased to EUR 500,000 ($543,600). The GP contributed the pharmacy license (the “License”) valued at EUR 350,000 (30-year term) to operate the business of CosmoFarmacy in exchange for a 70% equity ownership. The Company is a limited partner and contributed cash of EUR 150,000 ($163,080) for the remaining 30% equity ownership. CosmoFarmacy is not publicly traded and the Company’s investment has been recorded using the equity method of accounting. The value of the investment as of September 30, 2023 and December 31, 2022, was $158,760 and $160,470, respectively, and is included in “Other assets” on the Company’s condensed consolidated balance sheets.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of the following:

	September 30, 2023	December 31, 2022
Land	$3,397,575	$-
Buildings and improvements	4,761,344	-
Leasehold improvements	3,482	502,882
Vehicles	264,355	107,976
Furniture, fixtures and equipment	2,571,063	1,945,207
Computers and software	143,760	138,783
	11,141,579	2,694,848
Less: Accumulated depreciation and amortization	(891,797)	(877,823)
Total	$10,249,782	$1,817,025

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net consist of the following at:

	September 30, 2023	December 31, 2022
License	$3,356,913	$643,204
Trade name / mark	392,197	36,997
Customer base	602,204	176,793
	4,351,314	856,994
Less: Accumulated amortization	(335,498)	(199,777)
Subtotal	4,015,816	657,217
Goodwill	49,697	49,697
Total	$4,065,513	$706,914

At September 30, 2023, the estimated aggregate amortization expense for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows:

Year	Amount
2023	$103,193
2024	398,636
2025	398,709
2026	398,709
2027	398,709
Thereafter	1,962,661
Total amortization	$3,660,616

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

NOTE 6 – LOAN RECEIVABLE

On October 30, 2021, the Company entered into an agreement for a ten-year loan with Medihelm S.A. to memorialize €4,284,521 ($4,849,221) of the prepayments the Company had made. The prepayments to Medihelm S.A. had been made in accordance with the parallel export business, through which Medihelm supplied and would supply SkyPharm S.A. with branded pharmaceuticals. This business is no longer in place for the Company and thus the Company entered into this agreement with Medihelm S.A. in order for the outstanding amount to be settled. Interest is calculated at a rate of 5.5% per annum on a 360-day basis. Under the terms of the agreement, the Company is to receive 120 equal payments over the term of the loan. As of December 31, 2022, the Company had a short-term receivable balance of $377,038 and a long-term receivable balance of $3,792,034 under this loan. During the nine months ended September 30, 2023, the Company received €262,507 ($277,838) in principal payments such that as of September 30, 2023, the Company had a short-term receivable balance of $388,693 and a long-term receivable balance of $3,458,115 under this loan. The Company also received €132,581 ($140,324) in interest payments during the nine months ended September 30, 2023.

NOTE 7 – INCOME TAXES

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the nine months ended September 30, 2023 and 2022.

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

As of September 30, 2023 and 2022, the Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily due to a valuation allowance recorded against net deferred tax assets in in the United States and the United Kingdom.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. As of September 30, 2023 and December 31, 2022, the Company has maintained a valuation allowance against all net deferred tax assets in the United States, Greece, and the UK.

For the three and nine months ended September 30, 2023, and 2022, the Company has recorded tax benefit (expense) in any jurisdiction where it is subject to income tax, in the amount of $0 and $473,296 respectively, on the condensed consolidated statements of operation and comprehensive loss.

NOTE 8 – CAPITAL STRUCTURE

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock, of which 6,000,000 are designated as Series A convertible preferred stock. The preferred stock has a liquidation preference over the common stock and is non-voting. As of September 30, 2023 and December 31, 2022, all Series A convertible preferred stock had been converted and no preferred shares were issued and outstanding.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

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

Each holder was entitled to receive dividends in shares of Series A Preferred Stock or cash determined based on the stated value of each Series A Preferred Stock at the dividend rate of 8.0% per year. As of September 30, 2023 and December 31, 2022, the cumulative accrued dividend has been recorded as mezzanine equity in the amount of $372,414. The Company had not issued shares of Series A Preferred Stock or cash for the accrued dividends as of September 30, 2023.

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

Treasury stock

As of September 30, 2023 and December 31, 2022, the Company held 86,497 and 15,497, respectively, shares of our common stock at a cost of $917,159 and $816,707, respectively. Shares of our common stock that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. Cosmos may repurchase shares from time to time through open market purchases in accordance with applicable securities laws and other restrictions. The Company repurchased 71,000 shares of our common stock for $100,452 during the three and nine months ended September 30, 2023. No repurchases took place during the three and nine months ended September 30, 2022.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

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

Common Stock

The Company is authorized to issue 300 million shares of common stock. As of September 30, 2023 and December 31, 2022, the Company had 13,068,693 and 10,605,412 shares of our common stock issued, respectively, and 12,982,196 and 10,589,915 shares outstanding, respectively.

Issuance of common stock

During the nine months ended September 30, 2023 the Company issued 15,258 shares of common stock to a consultant for services rendered. The shares were valued and expensed in the amount of $96,888 on the date of issuance and are separately presented in the condensed consolidated statement of changes in stockholders’ equity and mezzanine equity as “Shares issued in lieu of cash” for the three and nine month period ended September 30, 2023.

On April 3, 2023, the Company issued 185,000 shares of unvested common stock to employees, officers and directors under the Company’s Equity Incentive Plan. These shares vest in two tranches, 1) 50% vesting on October 2, 2023, and 2) 50% vesting on October 2, 2024. The Company valued these shares on April 3, 2023 in the amount of $653,050 which is being amortized over the vesting period. During the three and nine months ended September 30, 2023, the Company had recorded $214,505 and 109,636, respectively, of stock-based compensation expense related to the shares issued, which is included in "General and administrative expense" on the accompanying consolidated condensed statements of operations and comprehensive loss. As of September 30, 2023, the unamortized stock-based compensation for the 185,000 shares of common stock was $438,545, which will be amortized through October 2, 2024.

On June 15, 2023, the Company issued 99,710 shares of common stock related to the acquisition of the customer base of Bikas. The fair value of these shares at the acquisition date was $316,081, which was included in the purchase price (see Note 1).

On June 30, 2023, the Company issued 46,377 shares of common stock related to the acquisition of the Cana. The fair value of these shares at the acquisition date was $138,667, which was included in the purchase price of Cana (see Note 1).

On July 20, 2023, the Company entered into a Securities Purchase Agreement with three investors to issue and sell in the aggregate 1,401,163 shares of common stock, 715,323 pre-funded warrants at an exercise price of $0.01 per share in lieu of common stock, and warrants to purchase 1,935,484 warrants at an exercise price of $2.75 per share of common stock. The 1,935,484 warrants expire on January 1, 2029. The common stock and warrants were sold together at the unit price of $2.75 per share, raised gross proceeds of approximately $5,250,000, and incurred financing fees of approximately $443,000. The Company issued 2,116,936 shares of common stock which were recorded in the amount of $4,757,146 on the Company’s consolidated statements of changes in stockholders’ equity and mezzanine equity.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

The July 20, 2023 Securities Purchase Agreement triggered a downround provision for 782,610 previously issued warrants.  The Company recorded a deemed dividend in the amount of $15,053, which was calculated using the black-scholes option pricing model with the following assumptions: a) exercise prices of $11.00 before repricing and $2.75 after repricing, b) common stock fair value of $1.89, c) volatility of 253.1% before repricing and 2347.7% after repricing, d) discount rate of 4.265% before repricing and 4.03% after repricing, e) terms of 4.42 years before repricing and 5.51 years after repricing and f) dividend rate of 0%.

During the nine months ended September 30, 2022, the Company issued 300 shares of common stock for services rendered and recorded $3,120 of compensation expense in relations to the services.

Debt Conversions

During the nine month period ended September 30, 2022, the Company issued 9,520 shares of common stock upon the conversion of $1,190,000 of notes payable. The Company recorded $973,420 as a capital contribution and an increase in equity related to the conversion of the $1,190,000 reduced by $216,580 recorded as a gain upon extinguishment of debt upon modification. The $216,580 gain upon extinguishment was determined using the fair value of the Company of $102.25 per share at the extinguishment commitment date.

During the nine month period ended September 30, 2022, the Company issued 1,574 shares of common stock upon the conversion of $38,144 of convertible debt.

Exercise of Warrants

During the nine month period ended September 30, 2022, the Company issued 51,391 shares of common stock upon the cashless exercise of 139,527 warrant shares.

NOTE 9 – RELATED PARTY TRANSACTIONS

Doc Pharma S.A.

Doc Pharma S.A is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the wife of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma S.A. in the past.

Prepaid expenses and other current assets – related party

As of September 30, 2023, and December 31, 2022, the Company had a prepaid balance of $5,493,826 and $3,320,345, respectively, to Doc Pharma related to purchases of inventory.

Accounts payable and accrued expenses - related party

As of September 30, 2023, and December 31, 2022, the Company had an accounts payable balance to Doc Pharma of $1,536 and $201,991, respectively.

Accounts receivable - related party

Additionally, the Company had a receivable balance of $1,981,814 and $2,070,570 from Doc Pharma S.A as of September 30, 2023, and December 31, 2022, respectively.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

Sales and Purchases

During the three months ended September 30, 2023 and 2022, the Company purchased a total of $456,948 and $412,216 of products from Doc Pharma S.A., respectively. During the three months ended September 30, 2023 and 2022, the Company had $40,885 and $401,179 revenue from Doc Pharma, respectively.

During the nine months ended September 30, 2023 and 2022, the Company purchased a total of $1,057,621 and $1,672,002 of products from Doc Pharma S.A., respectively. During the nine months ended September 30, 2023 and 2022, the Company had $43,287 and $819,896 revenue from Doc Pharma, respectively.

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

 For the three months ended September 30, 2023 and 2022, the Company has purchased €418,577 ($455,586) and €382,706 ($450,311), respectively, in inventory related to this agreement.

For the nine months ended September 30, 2023 and 2022, the Company has purchased €967,785 ($1,048,557) and €1,060,412 ($1,127,897), respectively, in inventory related to this agreement.

On May 17, 2021, Doc Pharma and the Company entered into a Research and Development (“R&D”) agreement whereby Doc Pharma will be responsible for the research, development, design, registration, copy rights and licenses of 250 nutritional supplements for the final products called Sky Premium Life®. These products will be sold in Greece and abroad. The total cost of this project will be €1,425,000 plus VAT and will be done over three phases as follows: Design & Development (€725,000); Control and Product Manufacturing (€250,000) and Clinical Study and Research (€450,000). SkyPharm has bought a total of as of 81 licenses at value of €554,500 ($593,204) which is 38.91% of the total cost, as of December 31, 2022. During the 9-month period ended September 30, 2023, 23 additional licenses were purchased at value of €424,400 ($449,185). The agreement will terminate on December 31, 2025.

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

Loans receivable - related party

The balance of prepaid expenses due Doc Pharma as of December 31, 2022, had increased to €7,103,706 ($7,599,545), which was mainly attributable to the prepayments SkyPharm S.A. made in accordance with the CMO agreement and the extensive orders and sales of the SPL products the Company expects to achieve within 2023, mainly through its Amazon channels in the UK, Singapore, Canada and other countries. However, as the benefit from a significant portion of the prepaid balance would not have been realized within a 12-month period, the Company opted to secure a portion of the outstanding prepaid balance through a loan agreement. SkyPharm S.A. (the “Lender”) entered into a loan agreement with Doc Pharma (the “Borrower”) for €4,000,000 ($4,279,200), all of which was financed through the outstanding prepaid balance. The duration of the loan is for a 10-year period up to December 1, 2032 (the “Maturity Date”). The loan bears a fixed interest rate of 5.5% payable on a monthly basis and will be repayable in 120 equal instalments of €33,333.33 ($35,660). The loan may be prepaid anytime during its duration in full or partially based on the Company’s product requirements and other factors, without Doc Pharma incurring any prepayment penalty. As of September 30, 2023 and December 31, 2022, the loan had a current portion of €400,000 ($423,360) and €400,000 ($427,720), and a non-current portion of €3,300,000 ($3,492,720), and €3,600,000 ($3,851,280), respectively, which is classified as "Loans receivable – related party" on the accompanying condensed consolidated balance sheets. During the nine-month period ended September 30, 2023, the Company had received €300,000 ($317,520) in principal repayments, and €159,500 ($172,812) of interest repayments. Additionally, during the nine month period ended September 30, 2023, the Company recorded €161,333 ($174,798) as interest income relating to this loan.

Cana Laboratories Holding Limited

Cana was considered a related party as the Company had signed a binding letter of intent and an SPA for the acquisition of Cana. The acquisition was completed on June 30, 2023 according to the SPA signed on May 31, 2023. Thus, all balances between the Company and Cana were eliminated upon consolidation as of September 30, 2023. The Secured Promissory Note discussed below was included in consideration transferred upon acquisition (see Note 2).

Loans receivable - Related Party - Long Term

On February 28, 2023 (Issue Date) the Company signed a Secured Promissory Note with Cana Laboratories Holding (Cyprus) Limited (the “Holder”), whereby the Holder borrowed the sum of €4,100,000 ($4,457,520) from the Company. Interest on the Principal Amount under this Note shall accrue at a rate equal to Five Percent (5%) plus 1 month LIBOR per annum (5.18% as of September 30, 2023). The maturity date (“Maturity Date”) of this Note shall be five (5) years from the Issue Date. The Principal Amount, as well as all accrued interest shall be due and payable on the Maturity Date. During the three and six months ended June 30, 2023, the Company recorded interest income of €103,123 ($112,292) and €137,138 ($148,789), respectively. Following, the completion of Cana’s acquisition on June 30, 2023 the balance of the Note is eliminated on a consolidated level.

Panagiotis Kozaris

Panagiotis Kozaris is considered a related party due to the fact that he is a former General operational manager and current employee of Cosmofarm S.A.

Prepaid Expenses and Other Current Assets - Related Party

From time-to-time the Company purchases back shares that Panagiotis Kozaris owns and records them as treasury shares. The Company pays Panagiotis Kozaris in advance for the shares owned and obtains the shares upon execution of a cumulative stock-purchase agreement (“SPA”). During the nine months ended September 30, 2023 and September 30, 2022, the Company paid Panagiotis Kozaris an additional sum of $51,159 and $0 respectively for shares owned, however, no SPA for these funds has been executed as of September 30, 2023. The Company intends to execute a cumulative SPA for these amounts during 2023. The total balances owed of $194,215 and $143,056 are included in "Prepaid expenses and other current assets - related party", on the accompanying condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.

Maria Kozari

Maria Kozari is considered a related party to the Company due to the fact that she is the daughter of Panagiotis Kozaris, a former Operational General Manager and current employee of Cosmofarm S.A.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

Accounts Receivable - Related Party

During 2021, the Company, through its subsidiary, Cosmofarm SA, commenced a partnership with a pharmacy called “Pharmacy & More”, owned by Maria Kozari. The transactions with the respective pharmacy were in Cosmofarm’s normal course of business, however, a more flexible credit policy was allowed as the pharmacy was new and needed to be established in the market. During the nine months ended September 30, 2023 and 2022 the Company’s net sales to Pharmacy & More amounted to $359,760 and $328,017 respectively. During the three months ended September 30, 2023 and 2022 the Company’s net sales to Pharmacy & More amounted to $122,969 and $115,625 respectively. As of September 30, 2023 and December 31, 2022 the Company’s outstanding receivable balance due from the pharmacy amounted to $1,009,103, (€953,423) and $760,025 (€710,436), respectively, and are included in "Accounts receivable - related party", on the accompanying condensed consolidated balance sheets.

Other Related Parties

Additionally, the Company has the following balances as of September 30, 2023: a) a balance of $95,000 relating to unpaid salaries and bonuses due to George Terzis, the CFO of the Company, classified as "Accounts payable and accrued expenses - related party" in the Company’s condensed consolidated balance sheets, b) balances of $6,326 and $11,927 due to Kanarogloy & Sia Epe and Cana International Development Services Ltd, which are both managed by Konstantinos Gaston Kanaroglou, former manager and current employee of the Company’s wholly owned subsidiary Cana, classified as "Accounts receivable" in the Company’s condensed consolidated balance sheets.

Notes Payable – Related Party

A summary of the Company’s related party notes payable activity as of and for the nine and twelve month periods ended September 30, 2023 and December 31, 2022 is presented below:

	September 30, 2023	December 31, 2022

Beginning balance	$10,912	$464,264
Payments	-	(472,920)
Foreign currency translation	(116)	19,568
Ending balance	$10,796	$10,912

Grigorios Siokas

Grigorios Siokas is the Company’s CEO and principal shareholder.

On December 20, 2018, the €1,500,000 ($1,718,400) note payable, originally borrowed pursuant to a Loan Agreement with a third-party lender, dated March 16, 2018, was transferred to Grigorios Siokas. The note bore an interest rate of 4.7% per annum, originally matured on March 18, 2019 pursuant to the original agreement which was extended to December 31, 2021, and again to December 31, 2023. During the year ended December 31, 2022, the Note was paid in full and as of September 30, 2023 the Company had an outstanding balance of $0. As of September 30, 2023 and December 31, 2022, the Company had accrued interest of €891 ($973) and €192,891 ($206,355) outstanding related to this loan, classified under "Accrued interest" in the Company’s condensed consolidated balance sheets.

Dimitrios Goulielmos

Dimitris Goulielmos was the Company’s former CEO and a Director of the Company.

On November 21, 2014, the Company entered into an agreement with Dimitrios Goulielmos, as amended on November 4, 2016. Pursuant to the amendment, this loan has no maturity date and is non-interest bearing. As of September 30, 2023 and December 31, 2022, the Company had a principal balance of €10,200 ($10,796) and €10,200 ($10,912), respectively.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the nine months ended September 30, 2023, the Company recorded a gain of $116, from foreign currency exchange related to these balances.

Loans Payable – Related Party

A summary of the Company’s related party loans payable during the three months ended September 30, 2023, and the year ended December 31, 2022 is presented below:

	September 30, 2023	December 31, 2022

Beginning balance	$12,821	$1,293,472
Proceeds	-	3,635,756
Payments	-	(4,851,678)
Foreign currency translation	(137)	(64,729)
Ending balance	$12,684	$12,821

Grigorios Siokas

From time to time, Grigorios Siokas loans the Company funds in the form of non-interest bearing, no-term loans. As of December 31, 2022, the Company had an outstanding principal balance under these loans of $12,821 in loans payable to Grigorios Siokas. As of September 30, 2023, the Company had an outstanding principal balance of $12,684 related to this payable.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the nine months ended September 30, 2023, the Company recorded a gain of $137, from foreign currency exchange related to these balances.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

NOTE 10 – LINES OF CREDIT

A summary of the Company’s lines of credit as of September 30, 2023 and December 31, 2022 is presented below:

	September 30, 2023	December 31, 2022
National	$3,581,257	$3,103,605
Alpha	1,080,454	991,492
Pancreta	273,382	1,232,128
EGF	419,659	431,512
Ending balance	$5,354,752	$5,758,737

The Company has three lines of credit with the National Bank of Greece, which are renewed annually. The three lines have interest rates of 6.00% (the "National Bank LOC"), 3.6% (the "COSME 2 Facility"), and 3.6% plus the six-month Euribor rate and any contributions currently in force by law on certain lines of credit (the "COSME 1 Facility").

The maximum borrowing allowed for the National Bank LOC was $3,148,740 and $3,182,655 as of September 30, 2023 and December 31, 2022, respectively. The outstanding balance of the facility was $2,631,645 and $2,118,952, as of September 30, 2023 and December 31, 2022, respectively.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

The cumulative maximum borrowing allowed for the COSME 1 Facility and COSME 2 Facility (collectively, the "Facilities") was $1,058,400 and $1,069,800 as of September 30, 2023 and December 31, 2022, respectively. The outstanding balance of the Facilities was $957,335 and $984,653 as of September 30, 2023 and December 31, 2022, respectively.

The Company maintains a line of credit with Alpha Bank of Greece ("Alpha LOC"), which is renewed annually and has a current interest rate of 6.00%. The maximum borrowing allowed was $1,058,400 and $1,069,800 as of September 30, 2023 and December 31, 2022, respectively. The outstanding balance of the Alpha LOC was $1,080,454 and $991,429, as of September 30, 2023 and December 31, 2022, respectively.

The Company holds a line of credit with Pancreta Bank ("Pancreta LOC"), which is renewed annually and has a current interest rate of 4.10%. The maximum borrowing allowed as of September 30, 2023 and December 31, 2022 was $1,471,176 and $1,487,022, respectively. The outstanding balance of the Pancreta LOC as of September 30, 2023 and December 31, 2022 was $273,382 and $1,232,128, respectively.

The Company maintains a line of credit with EGF ("EGF LOC"), which is renewed annually and has a current interest rate of 4.49%. The maximum borrowing allowed as of September 30, 2023 and December 31, 2022 was $423,360 and $427,920, respectively. The outstanding balance of the EGF LOC as of September 30, 2023 and December 31, 2022 was $419,659 and $431,512, respectively.

Under the aforementioned line of credit agreements, the Company is required to maintain certain financial ratios and covenants. As of September 30, 2023 and December 31, 2022, the Company was in compliance with these ratios and covenants.

All lines of credit are guaranteed by customer receivable checks, which are a type of factoring in which postponed customer checks are assigned by the Company to the bank, in order to be financed at an agreed upon rate.

Interest expense on the Company's outstanding lines of credit balances was $204,654 and $136,222 for the nine month periods ended September 30, 2023 and 2022, respectively, and $37,536 and $2,436 for the three month periods ended September 30, 2023 and 2022, respectively.

NOTE 11 – CONVERTIBLE DEBT

A summary of the Company’s convertible debt activity as of and for the nine and twelve months ended September 30, 2023 and December 31, 2022 is presented below:

	September 30, 2023	December 31, 2022

Beginning balance convertible notes	$100,000	$640,000
Payments	(100,000)	(525,000)
Conversion to common stock	-	(15,000)
Convertible notes payable	$-	$100,000

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

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

The Company determined that the embedded conversion feature of the convertible promissory note meets the definition of a derivative liability which is accounted for separately. The Company determined a derivative liability exists and determined that the embedded derivative was valued at $456,570 which was recorded as a debt discount, and together with the original issue discount and transaction expenses of $43,000, in the aggregate of $499,570, is being amortized over the life of the loan. As of December 31, 2022 the full amount of the debt discount has been amortized. Therefore, as of September 30, 2023 and December 31, 2022, the fair value of the derivative liability was $0. For the nine months ended September 30, 2023 and 2022, the Company recorded a loss on the change in fair value of the derivative of $0 and $5,807, respectively.

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

However, the listing to NEO Stock Exchange did not occur. As of December 31, 2022, the Company had a principal balance of $100,000 and had accrued $13,740 in interest expense. During the nine month period ended September 30, 2023, the Company paid the balance in full.

The Company determined that the embedded conversion feature of the convertible promissory note meets the definition of a derivative liability which is accounted for separately. The Company measured the embedded derivative valued at $62,619 which was recorded as a debt discount and additional paid-in capital and was being amortized over the life of the loan. As of December 31, 2022, the debt discount had been fully amortized. As of September 30, 2023 and December 31, 2022, the fair value of the derivative liability was $0 and $54,293, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded a loss of $3,384 and $1,449, respectively, from the change in fair value of derivative liability, which is included in “Other expense, net" in the condensed consolidated statements of operations and comprehensive loss.

The Company considered both the note payable and conversion feature separately and upon settlement. The Company re-valued the conversion feature to fair value and applied extinguishment accounting as the debt has now been settled. Because the conversion feature is extinguished upon settling the note, the value of the conversion feature goes though debt extinguishment and the Company recorded a gain on settlement of debt, which totaled $50,909 for the nine month period ended September 30, 2023.

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

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

As of December 31, 2022, the Company repaid the remaining outstanding balance of the note and thus its outstanding balance as of the end of the period was $0. For the nine months ended September 30, 2023 and 2022, the Company recorded amortization of debt discount in the amount of $0 and $294,000, respectively, which is included in "Non-cash interest expense" on the accompanying condensed statements of operations and comprehensive loss.

Derivative Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2023:

Amount
Balance on January 1, 2023	$54,293
Reduction of derivative related to conversions	(50,909)
Change in fair value of derivative liabilities	(3,384)
Balance on September 30, 2023	$-

The fair value of the derivative conversion features and warrant liabilities as of December 31, 2022 was calculated using a Monte-Carlo option model valued with the following assumptions:

December 31,
2022
Dividend yield	0%
Expected volatility	87.9% - 157.2
Risk free interest rate	1.46% - 3.75
Contractual terms (in years)	1.25 - 0.75

NOTE 12 – DEBT

A roll forward of the Company’s third-party debt for the nine months ended September 30, 2023 is presented below:

September 30, 2023	Trade Facility	Third Party	COVID Loans	Total
Beginning balance, December 31, 2022	$3,305,532	$1,505,078	$207,377	$5,017,987
Proceeds	-	1,034,798	-	1,034,798
Payments	(1,152,920)	(315,670)	(20,593)	(1,489,183)
Debt forgiveness	(306,637)	-	-	(306,637)
Foreign currency translation	(20,235)	(15,769)	(1,007)	(37,011)
Ending balance, September 30, 2023	1,825,740	2,208,437	185,777	4,219,954
Notes payable – long-term	(1,349,460)	(1,652,562)	(158,255)	(3,160,277)
Notes payable - short-term	$476,280	$555,875	$27,522	$1,059,677

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

Our outstanding debt as of September 30, 2023, is repayable as follows:
September 30, 2023
2023	$1,059,977
2024	905,048
2025	1,412,743
2026	202,401
2027 and thereafter	640,085
Total debt	4,219,954
Less: Notes payable–- current portion	(1,059,677)
Notes payable–- long term portion	$3,160,277

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

The principal debt balance was paid in full during the year ended December 31, 2022. As of September 30, 2023 and December 31, 2022, the outstanding principal balance on the debt was $0, and it had accrued interest expense of $0 and $12,853, respectively.

Trade Facility Agreements

On May 12, 2017, SkyPharm entered into a Trade Finance Facility Agreement (the “TFF”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”) as amended on November 16, 2017, and May 16, 2018.

On October 17, 2018, the Company entered into a further amended agreement with Synthesis whereby the current balance on the TFF as of October 1, 2018, which was €4,866,910 ($5,629,555) and related accrued interest of €453,094 ($524,094) would be split into two principal balances of Euro €2,000,000 ($2,316,000), (the "EURO Loan") and USD $4,000,000 (the "USD Loan"). Interest on both the EURO Loan and USD Loan commenced on October 1, 2018, at 6% per annum plus one-month Euribor (3.39% as of September 30, 2023), and 6% plus one-month LIBOR (5.18% as of date of September 30, 2023), respectively.

On December 30, 2020, the Company transferred the EURO Loan to a new third-party lender. The terms remained the same except interest accrues at 5.5% per annum plus one-month Euribor (3.39% as of September 30, 2023). The principal was scheduled to be repaid in a total of five quarterly installments beginning October 31, 2021 of €50,000 ($54,600) each with a final repayment of €1,800,000 ($1,965,600) Euro payable on October 31, 2022.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

On March 3, 2022, the Company entered into a modification agreement to extend the maturity date to January 10, 2023 and payments under the USD Loan. During June 2022, the Company agreed with the Lender to postpone the repayment of an installment of $500,000 due on June 30, 2022 (based on the modification agreement signed on March 3, 2022) until January 2023. During September 2022, the Company entered into an agreement with the Lender to postpone the repayment of the outstanding balance on the USD Loan of $3,950,000, plus unpaid accrued interest until January 2023. The Company capitalized fees paid upon modification of €200,000 ($221,060) that are being amortized over the life of the loan. The Company incurred non-cash interest expense of $23,820 during the three-month period ended September 30, 2022 concerning the above capitalized fees.

During the year ended December 31, 2022, the Company repaid €175,000 ($191,100) of the EURO Loan and $2,593,363 of the USD Loan such that as of December 31, 2022, the Company had principal balances of €1,775,000 ($1,898,895) and $1,406,637 under the agreements, respectively. As of September 30, 2022, the Company had accrued $17,434 in interest expense related to these agreements.

On December 21, 2022 the USD Loan was assigned to GIB Fund Solutions ICAV (the “Fund”). On January 31, 2023, the Company paid $1,100,000 to the Fund under a full and final settlement agreement for the USD Loan, recording a gain on extinguishment of debt of $306,637 relating to the waiver of the unpaid balance. Additionally, the Company repaid €50,000 ($52,920) of the EURO Loan during the nine-month period ended September 30, 2023. As of September 30, 2023 the Company had an outstanding principal balance of €1,725,000 ($1,825,740), of which $1,349,460 is classified as ''Notes payable - long term portion" on the condensed consolidated balance sheets. As of September 30, 2023, the Company had accrued $58,825 in interest expense related to these agreements.

On December 22, 2022, Skypharm signed an agreement for the extension of the payments and an increase in interest rate due under the EURO loan, that was extended to be repaid with a balloon payment now due on October 31, 2025. This extension was agreed upon in writing on December 22, 2022, with a retroactive modification date to October 31, 2022 (the original maturity date).

Third Party Debt

On November 16, 2015, the Company entered into a Loan Agreement with Panagiotis Drakopoulos, the Company’s former Director and former Chief Executive Officer, pursuant to which the Company borrowed €40,000 ($42,832) as a note payable from Mr. Drakopoulos. The note bore an interest rate of 6% per annum and was due and payable in full on November 15, 2016. As of December 31, 2022, the Company had an outstanding principal balance of €8,000 ($8,558) and accrued interest of €6,797 ($7,271). During the nine-month period ended September 30, 2023, the Company repaid the entire outstanding balance of €8,000. Therefore, as of September 30, 2023, the outstanding principal balance was $0. Mr. Drakopoulos is not considered a related party since he is no longer employed by the Company and currently holds no equity position in the Company.

May 18, 2020, July 3, 2020, and August 4, 2020 Senior Promissory Notes

Modification of May 18, 2020, July 3, 2020, and August 4, 2020 Senior Promissory Notes

On February 23, 2022, the Company entered into modification agreements to extend the due dates of the May 18 Note, July 3 Note, and August 4 Note to June 30, 2023, totaling $9,000,000, in the aggregate. The Company paid restructuring fees totaling $506,087 upon modification. The Company determined the modification should be recorded as debt extinguishment in accordance with ASC 470 because the present value of the remaining cash flows under the terms of the new debt instrument is at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. The Company recorded the new debt at fair value in the amount of $7,706,369 and a gain upon extinguishment in the amount of $787,544. During the year ended December 31, 2022, the Company repaid the aggregate principal balance of $7,000,000 and the aggregate accrued interest related to these notes in full. During the three- and nine-month period ended September 30, 2023, the Company recorded non-cash interest expense of $295,846 and $772,180, respectively, related to the amortization of debt issuance costs.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

June 23, 2020 Debt Agreement

On June 23, 2020, the Company’s subsidiary, Cosmofarm, entered into an agreement with the National Bank of Greece S.A. (the “Bank”) to borrow a maximum of €500,000 ($611,500). The note has a maturity date of sixty (60) months from the date of the first disbursement, which includes a grace period of nine months. The total amount of the initial proceeds was received in 3 equal monthly installments. The note is interest bearing from the date of receipt and is payable every three (3) months at an interest rate of 3.06% plus 3-month Euribor (3.6% as of September 30, 2023). The outstanding balance was €264,706 ($289,059) and €235,294 ($249,035) as of September 30, 2023 and December 31, 2022, respectively, of which $124,517 and $220,253 was classified as "Notes payable - long-term portion" respectively, on the accompanying condensed consolidated balance sheets. During the nine months ended September 30, 2023, the Company repaid €88,235 ($93,388) of the principal balance.

November 19, 2020 Debt Agreement

On November 19, 2020, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($611,500). The note matures on November 18, 2025 and bears an annual interest rate, based on a 360-day year, of 3% plus .6% plus 6-month Euribor when Euribor is positive (3.93% as of September 30, 2023). The principal is to be repaid in 18 quarterly installments of €27,778 ($30,333). During the year ended December 31, 2022, the Company repaid €111,111 ($118,867) of the principal and as of December 31, 2022, the Company had accrued interest of $8,069 related to this note and a principal balance of €333,333 ($356,600), of which $237,733 is classified as "Notes payable - long term portion" on the accompanying condensed consolidated balance sheets. During the nine months ended September 30, 2023, the Company repaid €83,333 ($88,200) of the principal and as of September 30, 2023, the Company has accrued interest of €6,108 ($6,464) related to this note and a principal balance of €250,000 ($264,600), of which $147,000 is classified as "Notes payable - long term portion" on the accompanying condensed consolidated balance sheets.

July 30, 2021 Debt Agreement

On July 30, 2021, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($578,850). The note matures on August 5, 2026 and bears an annual interest rate that applies to 60% of the principal of the note that is based on a 365-day year, of 5.84% plus 3-month Euribor when Euribor is positive (3.93% as of September 30, 2023). Pursuant to the terms of the agreement, there is a nine-month grace period for principal repayment during which interest is accrued. The principal is to be repaid in 18 quarterly installments of €27,778 commencing three months from the end of the grace period. During the year ended December 31, 2022, the Company repaid €77,985 ($83,428) of the principal balance. As of December 31, 2022, the Company had accrued interest of €2,509 ($2,728) and a principal balance of €422,016 ($451,472), of which $336,788 is classified as notes payable – long term portion on the accompanying condensed consolidated balance sheet. During the nine months ended September 30, 2023, the Company repaid €78,429 ($83,009) of the principal. As of September 30, 2023, the Company has accrued interest of €7,982 ($8,449) and principal of €343,587 ($363,652), of which $247,186 is classified as "Notes payable - long term portion" on the accompanying condensed consolidated balance sheets.

June 9, 2022 Debt Agreement

On June 9, 2022 the Company entered into an agreement with a third-party lender in the principal amount of €320,000 ($335,008), the “Note”. The Note matures on June 16, 2027 and bears an annual interest rate of 3.89% plus an additional rate of 0.60%, plus the 3-month Euribor (3.6% as of September 30, 2023). Pursuant to the agreement, there is a twelve-month grace period for principal repayment during which interest is accrued. The principal is to be repaid in 17 equal quarterly installments of €18,824 commencing on June 30, 2023. During the nine months ended September 30, 2023, the Company repaid €40,000 ($42,336) of the principal. As of September 30, 2023 and December 31, 2022 the Company has accrued interest of €4,164 ($4,407) and €7,707 ($8,379), respectively, and an outstanding balance of €280,000 ($296,352), of which $216,661 and $281,924, respectively, is classified as "Notes payable - long term portion" on the accompanying condensed consolidated balance sheets.

August 29, 2022 Promissory Note

On August 29, 2022, the Company entered into a promissory note for the principal amount of $166,667. The Company received $150,000 in cash and recorded $16,667 as an original issue discount upon issuance. The promissory note matured on the earlier of (a) December 27, 2022, or (b) the date the Company completes a debt or equity financing of at least $1,000,000. The debt carried an annual interest rate of 12% which was due upon maturity. As of December 31, 2022, the Company had repaid the principal balance in full and had a balance of $5,041 in accrued interest related to this note. The Company repaid the outstanding interest during the nine-month period ended September 30, 2023 and thus the balance of both principal and interest as of September 30, 2023 is $0.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

July 14, 2023 Debt Agreement

On July 14, 2023 the Company entered into an agreement with a third-party lender in the principal amount of €1,000,000 ($1,123,700), the “Note”. The Note matures on July 31, 2028 and bears an annual interest rate of 2.46% plus the 3-month Euribor (3.6% as of September 30, 2023). Pursuant to the agreement, there is a nine-month grace period for interest and principal repayment. The principal is to be repaid in 18 equal quarterly installments of €55,556 commencing on May 2, 2024. As of September 30, 2023 and December 31, 2022 the Company an outstanding balance of €977,000 ($1,034,798) and $0, of which $917,198 and $0, respectively, is classified as "Notes payable - long term portion" on the accompanying condensed consolidated balance sheets.

June 24, 2020 Debt Agreement

On June 24, 2020, the Company’s subsidiary, Decahedron, received a loan £50,000 ($68,310) from the United Kingdom government. The loan has a ten-year maturity and bears interest at a rate of 2.5% per annum beginning 12-months after the initial disbursement, which was on July 10, 2020. The Company may prepay this loan without penalty at any time. As of December 31, 2022, the principal balance was £47,144 ($56,936). As of September 30, 2023, the principal balance was £42,430 ($51,824).

COVID-19 Loans

On May 12, 2020, the Company’s subsidiary, SkyPharm, was granted and on May 22, 2020 received a €300,000 ($366,900) loan from the Greek government. The loan will be repaid in 40 equal monthly installments beginning on July 29, 2022. As a condition to the loan, the Company was required to retain the same number of employees until October 31, 2020. As of December 31, 2022, the principal balance was $150,441. During the nine months ended September 30, 2023, the Company repaid €14,063 ($14,884) of the principal balance. The outstanding balance as of September 30, 2023 is €126,563 ($133,954).

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

Operating Leases

The Company’s weighted-average remaining lease term relating to its operating leases is 6.64 years, with a weighted-average discount rate of 6.74%.

The following table presents information about the amount and timing of cash flows arising from the Company’s operating leases as of September 30, 2023:

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

Maturity of Operating Lease Liability:

2023	$54,076
2024	217,112
2025	141,302
2026	99,562
Thereafter	480,361
Total undiscounted operating lease payments	$992,413
Less: Imputed interest	(194,734)
Present value of operating lease liabilities	$797,679

The Company incurred lease expense, due to amortization of operating lease right-of-use assets, of $173,894 and $158,407 which was included in “General and administrative expenses,” for the nine months ended September 30, 2023 and 2022, respectively. For the three months ended September 30, 2023 and 2022 the Company incurred lease expense of $50,690 and $50,209, respectively.

Finance leases

The Company’s weighted-average remaining lease term relating to its finance leases is 2.8 years, with a weighted-average discount rate of 6.74%, based on the interest rate implicit in the lease.

The following table presents information about the amount and timing of cash flows arising from the Company’s finance leases as of September 30, 2023:

Maturity of Finance Lease Liability
2023	$41,451
2024	145,743
2025	117,000
2026	91,080
Thereafter	38,385
Total undiscounted finance lease payments	$433,659
Less: Imputed interest	(43,027)
Present value of finance lease liabilities	$390,632

The Company incurred interest expense on its finance leases of $20,629 and $11,645 which was included in “Interest expense”, on the accompanying condensed statements of operations and comprehensive loss for the nine months ended September 30, 2023 and 2022, respectively and $6,920 and $4,012 for the three months ended September 30, 2023 and 2022, respectively. The Company incurred amortization expense on its finance leases of $102,549 and $60,935, which was included in “Depreciation and amortization expense”, on the accompanying condensed statements of operations and comprehensive loss for the nine months ended September 30, 2023 and 2022, respectively and $35,452 and $21,628 for the three months ended September 30, 2023 and 2022, respectively. The total cash used for the Company’s finance leases for the nine months ended September 30, 2023 and September 30, 2022 amounted to $118,847 and $71,172 respectively and is solely related to lease payments. For the three months ended September 30, 2023 and 2022 the total cash used for the Company’s finance leases amounted to $41,094 and $24,495, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of September 30, 2023, the following litigation matters were pending. None of the below is expected to have a material financial or operational impact.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

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

On July 22, 2015, the National Medicines Agency approved the license of wholesale sale of pharmaceutical products under the name SkyPharm SA with set validity at five years and an expiration date of July 22, 2020. Subsequently, SkyPharm on June 15, 2020, legally and timely submitted the application for renewal of the wholesale license of pharmaceutical products to the National Medicines Agency. The National Medicines Agency did not respond, therefore the Company asked for an immediate decision on the renewal. Two months after the filing of the no. 3459 / 15.01.2021 letter and almost nine months after the no. 627615.06.2020 company application for the renewal, the National Medicines Agency replied by rejecting the renewal request on March 9, 2021 (ref. 62769 / 20-25.02.2021). In addition, document No. 127351-16.12.2021 of EOF (Greek National Medicines Organization) to SkyPharm states that after an inspection of EOF at the premises of Doc Pharma, we did not have a wholesale license in violation of article 106 par. 1b and par. 1c of the ministerial decision D.YG3a / GP.32221 / 29-4-2019. The National Medicines Agency imposed a fine of €15,000 ($16,214) on SkyPharm for the above case, which was included in "General and administrative" expense on the accompany statement of operations and comprehensive loss for the three month period ended September 30, 2023.

There has been a payment request by the Greek court, which relates to a fine arising from Cosmofarm’s tax audit for financial year 2014. The law with no. 483/16.12.2020 was used by the court against Cosmofarm (the “defendant”). The defendant appealed against the decision using the law with no.11541/09.03.2021. This appeal was dismissed after 120 days from its submission to the court. Additionally, there had been an obligation for payment of additional tax and fines related to this matter in the amount of €91,652 ($99,644), which the defendant has already settled. However, the defendant has claimed back the respective amount through appeal. As of September 30, 2023, the trial is still pending.

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

Research and Development Agreements

On June 26, 2022, the Company signed a research and development ("R&D") agreement with a third party, through which the Company assigns to the third party the development of new products and services in the field of health, focusing on the human intestinal microbiome. The cost of the projects amount to EUR 820,000 ($891,504) which is allocated to certain phases. The amount will be due and payable upon completion of the corresponding phases. The Company records the corresponding R&D expense based on the project’s progress, which is actually invoiced by the third party in the relevant period. No such costs were incurred for the three and nine month periods ended September 30, 2023 or 2022.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

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

On April 3, 2023, the Company approved incentive stock awards for the CFO, certain officers and directors and other employees of the Company. The awards are in the form of restricted stock and will vest in two parts: 50% on October 2, 2023 and 50% on October 2, 2024. A total of 185,000 shares were awarded and a corresponding share-based compensation expense of $109,636 and $214,505 was recorded for the three and nine month periods ended September 30, 2023, respectively, based on the amortization of fair value from the date of issuance of April 3, 2023 through September 30, 2023.

Warrants

As of September 30, 2023, there were 6,124,412 warrants classified within equity outstanding and 4,188,928 warrants exercisable with 4,175,595 warrants having expiration dates from May 2023 through December 2027 and 13,333 warrants with no expiration date.

A summary of the Company’s warrant activity during the three months ended September 30, 2023 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance outstanding, January 1, 2023	4,194,236	$8.31	5.04	$2,562,600
Balance outstanding, September 30, 2023	6,124,413	$5.40	4.76	$20,934

Exercisable, September 30, 2023	4,188,928	$6.63	4.52	$20,934

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

The Company disaggregates revenue by country to depict the nature and economic characteristics affecting revenue.

The following table presents our revenue disaggregated by country for the three months ended:

	September 30,	September 30,
Country	2023	2022
Greece	12,544,643	11,990,599
Cyprus	72,754	-
UK	190,614	26,209
USA	210	-
Ireland	1,417	-
Croatia	14,159	(710)
Total	$12,823,797	$12,016,098

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

The following table presents our revenue disaggregated by country for the nine months ended:

	September 30,	September 30,
Country	2023	2022
Greece	36,041,012	38,151,898
Cyprus	141,402	-
UK	1,338,509	-
USA	504	-
Ireland	1,417	118,467
Croatia	14,159	26,037
Total	$37,537,003	$38,296,402

NOTE 17 – SEGMENT REPORTING

A. Basis for segmentation

The Group operates through various operating segments, which are the wholesale sector, the pharmaceutical manufacturing sector, the nutraceuticals and pharmaceuticals sectors and other, with only the first three of them being reportable segments based on the criteria (quantitative thresholds) of ASC 280. The financial information reviewed by our Chief Operating Decision Maker, which is our Board of Directors, is included within the operating segments mentioned above for purposes of allocating resources and evaluating financial performance.

B. Information about reportable segments

The table below presents information about the Company's reportable segments for the 3- and 9-month periods ended September 30, 2023. The accounting policies followed in the preparation of the reportable segments are the same with those followed in the preparation of the Company's consolidated financial statements.

3-month period ended September 30, 2023

	Wholesale	Pharma manufacturing	Nutraceuticals & Pharmaceuticals	Other	Total
Revenues	11,936,166	91,055	796,576	-	12,823,797
Segment profit / (loss)	(728,986)	(604,790)	(1,838,942)	(1,082,184)	(4,254,902)
Total assets	23,605,372	11,892,278	29,950,031	6,077,698	71,525,379

9-month period ended September 30, 2023

	Wholesale	Pharma manufacturing	Nutraceuticals & Pharmaceuticals	Other	Total
Revenues	34,908,505	91,055	2,537,443	-	37,537,003
Segment profit / (loss)	(549,841)	(604,790)	(2,944,599)	(1,177,414)	(5,726,644)
Total assets	23,605,372	11,892,278	29,950,031	6,077,698	71,525,379

The following summary describes the operations of the reportable segment:

Reportable segments	Operations
Wholesale	Distribution and export of pharmaceutical products
Pharma manufacturing	Production of pharmaceutical products
Nutraceutical and pharmaceuticals	Trade of owned nutraceutical & pharmaceutical products

NOTE 18 – SUBSEQUENT EVENTS

On October 9, 2023 the Company entered into a purchase agreement to acquire an artificial intelligence platform, which aims in drug repositioning and repurposing. The purchase price for the acquisition amounted to €300,000 ($318,540) (the “Cash Consideration”) payable in fifteen equal monthly installments and 280,000 shares of authorized and issued restricted common stock of the Company for the amount of $700,000 at an issuance price of $2.50 per share (the “Stock Consideration”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Available Information

The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2022 (“Form 10-K”) and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

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

We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements and are including this statement for purposes of complying with those safe-harbor provisio ns. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

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

ZipDoctor

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

CANA

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

Cana is a Greek pharmaceutical company that manufactures, sells, distributes, and markets original branded products researched and developed by leading global pharmaceutical and healthcare companies. Cana stands out as it brings significant synergies and vertical integration. With a long-standing history spanning almost a century, Cana has earned the trust of industry giants like AstraZeneca, Merck, Unilever, and Procter & Gamble. Cana's Good Manufacturing Practice (GMP) license enables us to manufacture pharmaceuticals, including medicines, within the EU, which creates attractive opportunities for high-margin contract manufacturing agreements with major multinational clients.

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

This acquisition positively impacted our revenue (an increase of more than $10 million annually) and enhanced the Company's gross margins (due to economies of scale). Additionally, synergies with Cosmofarm's state-of-the-art facility, which employs robotic technologies for procurement, inventory management, and order execution, provide an elevated level of service to pharmacies, leading to increased orders. We are pleased to announce that we have now successfully integrated Bikas within the Cosmofarm platform.

Results of Operations

Three and Nine Month Periods Ended September 30, 2023 and 2022

Revenue and net loss

The Company had revenue of $12,823,797 and $12,016,098 (an increase of 6.72%) for the three months ended September 30, 2023 and 2022, respectively and $37,537,003 and $38,296,402 (a decrease of 1.98%) for the nine months ended September 30, 2023 and 2022, respectively. Revenue remained relatively stable overall, compared to the prior periods, and the slight decrease in the nine month period is mainly attributed to the effect of the foreign exchange rates. The increase in the three month period is attributable to the acquisition of CANA on June 30, 2023. The Company had a net loss of $3,349,204 on revenue of $12,823,797 versus a net loss of $1,972,775 on revenue of $12,016,098 for the three months ended September 30, 2023 and 2022, respectively. Also, the Company had a net loss of $4,790,597 on revenue of $37,537,003 versus a net loss of $3,010,684 on revenue of $38,296,402 for the nine months ended September 30, 2023 and 2022, respectively. The increase in net loss for the three month period ended September 30, 2023 compared to the one ended September 30, 2022 of $1,371,875 relates to the significant increase of salaries and general and administrative expenses within 2023 as long as the provision for extraordinary tax charges recorded within Q3 2023 of $579,387.

Cost of Goods Sold

The Company had costs of goods sold of $11,609,039 versus $10,232,201 (an increase of 13.46%) for the three months ended September 30, 2023 and 2022, respectively. In addition, the Company had costs of goods sold of $34,418,334 versus $32,774,701 (an increase of 5.01%) for the nine months ended September 30, 2023 and 2022, respectively. The increase in cost of goods sold is due to the increased sales volume of the wholesale revenue stream compared to the nutraceuticals one, given that the wholesale stream has significantly lower gross profit margins.

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

Gross Profit

The Company had gross profit of $1,214,758 versus $1,783,897 (a decrease of 31.9%) for the three months ended September 30, 2023 and 2022, respectively. In addition, the Company had gross profit of $3,118,669 versus $5,521,701 (a decrease of 43.52%) for the nine months ended September 30, 2023 and 2022, respectively. The decrease in gross profit for the three and nine-month periods is attributable to the significantly decreased and discounted sales of SkyPharm’s nutritional supplements, pursuant to an effort to substantially decrease the receivable balances due from Medihelm SA. Since nutraceuticals is a high margin revenue stream, this contributed to the decreased gross profit for both periods.

Operating Expenses

The Company had general and administrative costs of $2,573,414 and $1,335,033 salaries and wage expenses of $1,252,680 and $576,118, sales and marketing expenses of $157,435 and $103,979 and depreciation and amortization expense of $248,530 and $112,879 for a loss from operations of $3,017,301 and a loss from operations of $344,112 for the three months ended September 30, 2023 and 2022, respectively. The increase in operating expenses is primarily attributed to management’s compensation, which are included in “Salaries and wages”, and management’s bonuses and stock-based compensation, which are included in “General and administrative expenses” during the three-month period ended September 30, 2023. Management’s compensation in terms of both salaries and bonuses was increased due to the significant goals the Company achieved within 2022, including but not limited to the substantial capital raises executed within the period.

For the nine months ended September 30, 2023 and 2022, the Company had general and administrative expenses of $6,662,579 and $3,192,137 salaries and wage expenses of $3,279,803 and $1,675,068, sales and marketing expenses of $942,759 and $496,371 and depreciation and amortization expense of $478,466 and $334,349 for a net operating loss of $8,244,838 and $176,224 for the nine months ended September 30, 2023 and 2022, respectively. Similarly, to the three-month period change, the increase in operating expenses is primarily attributed to the increased management’s salaries and bonuses as well as the increased marketing expenses for the nine-month period ended September 30, 2023. Similar to the three-month period, management’s compensation in terms of both salaries and bonuses was increased due to the significant goals the Company achieved within 2022, including but not limited to the substantial capital raises executed within the period.

Other Income (Expense)

The Company had interest expense related to notes payable of $151,274 and $529,782 versus $517,660 and $1,772,750 and non-cash interest expense related to the amortization of debt discount of $0 and $0 versus $295,846 and $772,180 for the three and nine months ended September 30, 2023 and 2022, respectively. The decrease in interest expense is attributable to the significant debt repayments that took place during the year ended December 2022.

Moreover, a loss on equity investments of $1,093 and a gain of $2,876 versus a gain of $359 and $415 in conjunction with a gain due to change in fair value of derivative liability of $0 and $3,384 versus gain of $628 and a loss of $6,627 due to agreements on convertible debentures were recorded during the three and nine-month periods ended September 30, 2023 and 2022, respectively. The net foreign currency loss amounted to $371,115 and $108,406 versus a loss of $468,362 and $984,401. The decrease in foreign currency loss is derived slightly from the positive movement of the foreign exchange rates. Furthermore, the Company had other income of $14,404 and loss of $14,330 versus loss of $5,431 and $60,558 for the three and nine months ended September 30, 2023, respectively.

Interest income amounted to $110,596 and $551,281 versus $55,715 and $180,813 for the three and nine months ended September 30, 2023 and 2022, respectively and the increase in interest income is attributable to the Company’s treasury bills and loans receivable balances, that were not in place as of September 30, 2022. Additionally, a gain on debt extinguishment relating to the write-off of a share settled debt obligation and the forgiveness of a notes payable balance of $1,910,770 in the nine months ended September 30, 2023 versus a gain on a debt extension which was accounted as extinguishment of debt of $1,004,124 was recorded for the nine months ended September 30, 2022

Finally, the Company has recorded a bargain purchase gain of $1,633,842 versus $0 for the nine months ended September 30, 2023 and 2022, respectively. The bargain purchase gain recorded related solely to the gain recognized upon acquisition of Cana.

Foreign currency translation adjustment, net

The Company had a Foreign currency translation adjustment, net of $890,645 and $470,994 versus losses of $1,029,141 and $2,463,245, attributable to the positive movement of the exchange rates during the three and nine-month periods ended September 30, 2023 and September 30, 2022, respectively, and a net comprehensive loss of $4,254,902 and $5,276,644 versus a loss of $3,021,253 and $28,304,730 for the three and nine months ended September 30, 2023 and 2022, respectively. The change in comprehensive loss mainly derives from the deemed dividends on the issuance of warrants of $14,268,872 and the deemed dividends on preferred stock of $8,561,929 recorded during the nine-month period ended September 30, 2022

Liquidity and Capital Resources

As of September 30, 2023, the Company had working capital of $23,901,453 compared to $34,618,044 as of December 31, 2022.

The Company had cash and cash equivalents of $2,360,604 versus $20,749,683 as of September 30, 2023 and December 2022, respectively. The Company had net cash used in operating activities of $16,587,726 and $4,552,332 for the nine months ended September 30, 2023 and 2022, respectively. The Company has devoted substantially all of its cash resources to expand through organic business growth and has incurred significant general and administrative expenses in order to enable the financing and growth of its business and operations. The increase is attributable to the significant outflows to suppliers due to change in payment terms in addition to the material prepayments for the purchase and production of nutraceutical products.

The Company had net cash used in investing activities of $10,399,264 and $68,932 during the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, the net cash used in investing activities was mainly attributable to the outflow of consideration transferred through the Cana acquisition, the purchase of ZipDoctor Inc and the purchase of Bikas customer base.

The Company had net cash provided by financing activities of $8,401,750 versus $4,477,843 during the nine months ended September 30, 2023 and 2022, respectively. For the period ended September 30, 2023, the Company received proceeds from lines of credit of $14,218,787 and payments of lines of credit of $14,569,517, for a net decrease on the line of credit of $350,730. The significant increase in the inflows arising from investing activities is mainly attributable to the July’s 20, 2023 registered direct offering for net proceeds of $4,807,039. Moreover, the receipt of the $4,750,107 subscription receivable, due from December’s 2022 offering significantly contributed to the $8.4 million positive cashflows arising from investing activities.

We anticipate using cash in our bank account as of September 30, 2023, cash generated from debt or equity financing, from investing activities or from management loans to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we may lose the qualification for quotation and our securities would no longer trade on Nasdaq Capital Market. Further, as a consequence we would fail to satisfy our reporting obligations with the Securities and Exchange Commission (“SEC”), and investors would then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

Going Concern

The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the continuation of the Company as a going concern. For the nine-month period September 30, 2023, the Company had revenue of $37,537,003, net loss of $4,790,597 and net cash used in operations of $16,587,726. Additionally, as of September 30, 2023, the Company had positive working capital of $23,901,453, an accumulated deficit of $71,038,463, and stockholders’ equity of $44,195,740. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing.

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

Management’s plans include expansion of brand name products to the market, expanding the current product portfolio, and evaluating acquisition targets to expand distribution. Furthermore, the Company intends to vertically integrate the supply chain distribution network. Finally, the Company plans to access the capital markets further in order to raise additional funds through equity offerings as well as receive proceeds from the exercise of its existing warrants during the following 3 months. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described herein and eventually secure other sources of financing and attain profitable operations.

Considering the above, management is of the view that substantial doubt exists for the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Plan of Operation in the Next Twelve Months

Specifically, our plan of operations for the next 12 months is as follows:

We assess the foreseeable development of the Company as being positive. Over the medium term we expect to further expand our market shares. However, during the course of further organizational optimization there may be associated additional costs.

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

Strategic Plan

Our strategic plan, which strikes a balance between growth and sustainability, emphasizes synergies, vertical integration, operational efficiencies, R&D, brand expansion, and the global growth of our distribution network and facilities.

We intend to continue to pursue active ongoing acquisitions. In fact, many of our acquisitions entail exploring opportunities, with discounted assets through business combinations or joint ventures, all to enhance our distribution network. We will expand our R&D division which is a platform and incubator to develop new patented pharmaceuticals and proprietary innovative nutraceutical products. To foster organic growth, we will enhance our business development and marketing efforts, pursue global expansion via prominent retailers, pharmacies and e-commerce platforms, and recapture lost markets such as the infant and baby care categories. In addition, we will invest in the expansion of our production capacity and global network of facilities to boost sales of our brands, engage in contract manufacturing with large multinational pharmaceutical companies, produce pharma grade ethanol for hospitals, and expand into new large markets capitalizing on our comparative advantages. Last but not least, we aim to strategically invest in key personnel, from seasoned export managers to highly skilled scientists, to ensure we have the necessary expertise at our fingertips.

Organic Growth

Proprietary Portfolio of Branded Products: A bright spot so far in 2023 is the strong demand for our branded nutraceuticals, as we aspire to transform them into global brands. Our products have received very positive feedback at leading events like Arab Health in Dubai, Infarma in Barcelona, Vitafoods in Geneva, and Pharmacy Show in Birmingham.

Sky Premium Life®: We are selling Sky Premium Life products in an increasing number of countries through pharmacies, retail chains, and online platforms. Among our prominent retailers is Holland & Barrett. With over 1,600 stores in 18 countries across the world, it is not only Europe's largest health and wellbeing retailer but also one of the world's largest, generating about $1 billion in annual revenue. Additionally, our products are available online through platforms like eBay and Amazon in the UK, Canada, the US, Germany, France, Spain, and Singapore. We are investing in our infrastructure, expanding our production capacity to accommodate increasing volumes, accelerating our efforts to broaden our distribution network, and planning to penetrate new major markets. This is boosted by strategic collaborations like the one recently announced with C.A.PAPAELLINAS Group, a market leader with an extensive distribution network throughout Cyprus. PAPAELLINAS will represent and distribute Sky Premium Life, not only in Holland & Barrett stores but also in pharmacies throughout Cyprus.

Mediterranation®: Building upon the success of Sky Premium Life, we also launched Mediterranation, our premium food supplements brand. Inspired by the Mediterranean way of life, renowned for its healthy food, sunny climate, and longevity, Mediterranation utilizes organic herbs and plant extracts, such as dittany of Crete, oregano, mastic, and kritamos from the Mediterranean region. All of our products are manufactured under strict pharmaceutical standards and adhere to GMP protocols.

Bio-Bebe® and C-Sept®/C-Scrub: Among Cana's many valuable assets, Cosmos Health also obtained a proprietary portfolio of pharmaceutical, dermocosmetic, antiseptic, and food supplement branded products. These include, among others: Bio-Bebe, an organic infant care and nutrition brand, which we are in the process of relaunching. This presents us with a great opportunity to enter the lucrative global baby food market that, according to Fortune Business Insights, is worth $102.90 billion per year. C-Sept, an antiseptic brand, which we are expanding with the launch of the new C-Scrub Wash 4% CHG Biocide. We are well positioned to capitalize on the global antiseptic and disinfectant market that, according to Grand View Research, is worth $29 billion per year.

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

Off Balance Sheet Arrangements

As of September 30, 2023, there were no off-balance sheet arrangements.

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

AS 2201 and the SEC define the term “material weakness” as “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.” We had the following material weaknesses at September 30, 2023 set forth below:

•

The Company does not have an official chart of authorities to approve transactions. On January 6, 2023, the Company entered into a purchase agreement to acquire a building in Montreal in Canada for a total purchase price of $3,950,000. Despite its materiality, although the transaction has not been formally approved by the Company’s Board of Directors, the Company will have the transaction ratified by the Board.

Despite the existence of the material weaknesses, we believe that our consolidated financial statements contained in this Form 10-Q fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were ineffective due to material weaknesses stated above.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

During the nine month period ended September 30, 2023 the Company issued 15,258 shares of common stock to a consultant for services rendered.  On April 3, 2023, the Company issued 185,000 shares of unvested common stock to employees, officers and directors under the Company’s Omnibus Equity Incentive Plan (the “Plan”). These shares vest in two tranches, 1) 50% vesting on October 2, 2023, and 2) 50% vesting on October 2, 2024.  The foregoing share issuances were made in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

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

During the nine-month period ended September 30, 2022, the Company issued 9,520 shares of common stock upon the conversion of $1,190,000 of notes payable. The foregoing shares were made in reliance pursuant to the holders’ notes and in reliance upon the exemption from registration under Section 3(a)(9) of the Securities Act.

There were no placement agents or underwriters involved and no sales commissions were paid in any of the above three paragraphs.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Cosmos Health Inc.

Date: November 20, 2023	By:	/s/ Grigorios Siokas
Grigorios Siokas
Chief Executive Officer
(Principal Executive Officer)

Date: November 20, 2023	By:	/s/ Georgios Terzis
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

