Form 10-K
period 2023-12-31
Cosmos Health Inc.
filed 2024-08-05
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to __________

Commission file number: 000-54436

COSMOS HEALTH INC.
(Exact name of registrant as specified in its charter)

Nevada	27-0611758
(State or other jurisdiction of Company or organization)	(I.R.S. Employer Identification No.)

5 Agiou Georgiou Str, Pilea, Thessaloniki, Greece	55438
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (312) 536-3102

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	The Nasdaq Capital Market

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by its registered public accounting firm that provided or issued its audit report. ☐

Indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to $2.99, the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $28,804,620 as of June 30, 2023.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 17,606,312 as of August 5, 2024.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

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

PART I

Item 1. Business

Company Overview

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

The Company also conducts its business within the global nutraceuticals market with our own brand which we consider to be highly qualitative and competitive. Nutraceuticals are defined as products that contain at least one dietary ingredient within them and can be consumed orally. Some of the purposes of nutraceuticals are used for immune system defense, energy, stress, bones and joints. The global nutraceutical market has shown rise for demand and growth within the last several years. The global market is driven by the rising popularity of sports-based performance enhancement supplements and the focus on preventive healthcare measures. The COVID-19 pandemic has also driven the global market to a high demand for immunity boosting nutraceutical products.

Corporate Strategy

Our main strategy initiative is focused on continuing our progress in becoming a global pharmaceutical wholesale and import/export company through the development of a lean, efficient and vertically integrated operating model, as well as, to expand our portfolio of our own branded nutraceutical and pharmaceutical products, grow our customer base and achieve our growth stabilization in this new market and gain an adequate size in the global nutraceuticals market. We are committed to serving our customers while continuing to innovate and provide products that make a difference in the lives of individuals. We strive to maximize our shareholders’ value by adapting to market realities and customer needs. Our strategy involves the enhancement of our manufacturing capacities and building a multinational network or wholesalers, distributors, and pharmacies and simultaneously continuing to expand the portfolio of products that we distribute to that network.

We are committed to driving organic growth at attractive margins by improving execution, optimizing cash flow and leveraging our strong market position, while maintaining a streamlined cost structure throughout each of our businesses. We continue to further align our organization to our customers’ needs in a more seamless and unified way, while supporting corporate strategy and accelerating growth. Implementing this disciplined, focused strategy has allowed us to significantly expand our business, and we believe we are well-positioned to grow revenue and increase operating income through the execution of the following key elements of our business:

•

Branded Pharmaceuticals: Branded pharmaceutical products are the primary product category that we produce and distribute. We constantly evaluate product availability, pricing, demand trends, and patent expirations to maximize our performance. As the patents for branded products near expiration, the generic equivalents enter the marketplace and the demand for those branded products start to decrease. We monitor these cycles closely and always look to find value in pricing fluctuations caused by the patent expirations as the generic equivalents enter the market.

•

Generic Pharmaceuticals: Generic pharmaceutical products are the secondary product category that we produce and distribute. We apply the same discipline to generics that we do to the branded. We evaluate the demand and supply dynamics of branded products as their patents expire. This insight sheds light on the demand of generic products that take their place. Understanding the historical and market specific characteristics of generic product demand provides insight that we use to give guidance to our vendors that source our generic drug exports.

4

•

Nutraceuticals & Food Supplements: The wholesale distribution of nutraceuticals and food supplements market offer most of the times greater margins than pharmaceutical products. We are always looking to expand the portfolio of products that we distribute to maximize our margins. We offer convenience to our customers by providing them a larger portfolio of products that they can source from a single vendor. In addition to being wholesalers for supplements and related products we are also creating our own brand of products to sell to our current customer base. Our wholesale business gives insight to what products are in demand and we communicate with our customer base to identify which products to develop. Owning a brand with an extensive portfolio of products provides the Company with significant opportunities to penetrate into global sale channels.

•

Research & Development: We are committed to strategic R&D across each business unit with a particular focus for pharmaceutical and nutraceutical products with inherently lower risk profiles and clearly defined regulatory pathways. We are constantly evaluating the demand of food supplements in the markets that we currently distribute pharmaceutical products to. This research and analysis determines which pharmaceutical and nutraceutical products we choose to develop as well as their formulations. This approach maximizes the probability of successfully competing with other brands in the marketplace.

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

Nutraceuticals

The current principal activity of the Company is the manufacturing, development and trading of its own proprietary branded nutraceutical product lines “Sky Premium Life®” (“SPL”) and Mediterranation®. The Company’s portfolio currently includes 105 product codes including vitamins, minerals and other herbal extracts used for health prevention and care needs. Our plan for our own branded nutraceuticals is to enlarge our portfolio up to 150 SKUs. We also use our subsidiaries as distribution centers for SPL in order to penetrate UK and EU markets. However, the leading activity of Decahedron is the trading of branded and generic pharmaceutical products and medicines across the UK. We purchase excess inventories at a discount from wholesalers and export pharmaceutical product codes to EU member states capturing contract price differentials in the process. The Company only purchases stock with purchase orders at hand, limiting inventory risk. EU countries have put into force new legal frameworks and mandates that boost the parallel trade market in order to deflate healthcare pricing across the region.

Branded Pharmaceuticals & Generics

During the course of 2023, the Company committed to its strategic acquisition plan and proceeded to the acquisition of pharmaceutical products, specifically five branded pharmaceuticals and ten generic licenses.  Accordingly, the Company commenced the manufacturing, development and trading of its own branded pharmaceutical and generics products apart from its own branded nutraceuticals. This is in parallel with the production of Cana’s proprietary antimicrobial products.

Product Categories

Our product portfolio includes medicines, OTC medicines, nutraceutical products, health care products, medical devices, baby products and others. Total revenues from the product categories of our total consolidated revenues during the year ended December 31, 2023 are as follows:

Product Categories	Percentage of total Revenue
Medicines	80.42%
OTC Medicines	7.52%
Vitamins, Minerals and Dietary Products	5.87%
Heath Care Products	2.63%
Medical Devices	2.86%
Baby Products	0.30%
Others	0.41%
Total	100%

Below is an analysis per category of our inventory as of December 31, 2023:

Product Categories	Balance as of December 31, 2023($)	Percentage of total Inventory
Pharmaceuticals	3,417,039	66.42%
Parapharmaceuticals	1,030,878	20.04%
Manufacturing products	160,436	3.12%
Raw materials	275,919	5.36%
Dairy products	21,017	0.41%
Veterinary medicine	13,872	0.27%
Other	225,098	4.38%
Less provisions	(355,205)
Total	4,789,054	100%

Our proprietary nutraceutical line “Sky Premium Life” which has over 105 SKUs, is classified into two different main Categories, Products per Benefit and Products per Nutrient as follows:

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

We have obtained trademark registrations for “Sky Premium Life®”, and related logos for all of our “Sky Premium Life®” products product lines. We hold trademark registrations in Europe. During 2023, we added a variety of trademarks through our new subsidiary Cana (acquired on June 30, 2023), such as multiple antimicrobial products (C-SEPT) and cosmetics (EXELIA & C-DERM). The Company also submitted a patent application with the European Patent Office (EPO) for its CCX0722 obesity and weight management product on December 1, 2023. Additionally, on June 18, 2024, the Company entered into an agreement to acquire all remaining rights arising from the patent filed with the World Intellectual Property Organization (WIPO) under reference code PCT/EP2023/071865. This follows the agreement announced on December 7, 2023, where the Company had acquired 60% of the rights. The patent filing describes the repurposing of an existing drug to act on the Mucosa-associated lymphoid tissue lymphoma translocation protein 1 (MALT1), a key target in various diseases.

We rely on confidentiality agreements with our employees, consultants and other parties to protect, among other things, trade secrets and other proprietary technology. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop equivalent proprietary information or that other third parties will not otherwise gain access to our trade secrets and other intellectual property.

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

Customers

Through our subsidiaries, we primarily sell pharmaceutical products directly to pharmacies and a limited number of large wholesale drug distributors who, in turn, supply-sell the products to other wholesalers, hospitals, pharmacies, and governmental agencies across the European Union member state. No customer accounted for 10% or more of our total consolidated revenues during the years ended December 31, 2023 and 2022.

We have a diverse customer base that includes wholesalers and retail healthcare providers. We make a significant amount of our sales to a relatively small number of pharmaceutical wholesalers. These customers represent an essential part of the distribution chain of our products. Pharmaceutical wholesalers have undergone, and are continuing to undergo, significant consolidation on a worldwide basis. This consolidation resulted in these groups gaining additional purchasing leverage and consequently increasing the product pricing pressures facing our business.

Geographic Markets

All of our revenues are generated from operations in the European Union and UK, or otherwise earned outside of the U.S. All of our foreign operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls, fluctuations in the relative values of currencies, political and economic instability and restrictive governmental actions. Our geographical market sales distribution of our total consolidated revenues during the years ended December 31, 2023 and 2022 are as follows:

	2023	2022
Greece	94.67%	98.94%
UK	4.53%	0.80%
Croatia	0.05%	0.08%
Bulgaria	0.39%	0.00%
Cayman Islands	0.02%	0.00%
Cyprus	0.34%	0.18%
Total	100.00%	100.00%

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

Our competitors include other pharmaceutical companies, and smaller companies with generic drug and consumer healthcare products. We compete with other companies that manufacture and sell products that treat diseases or indications similar to those treated by our trading pharmaceutical products.

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

A main part of our business relates to the trading of branded and generic pharmaceutical products and medicines within the EU member states. In order to be able to operate our business, we need to comply with EU regulations, as well as EU member states regulations that govern various operations of our business. The Greek government regulation that applies to our business requires the granting to our operating subsidiaries of the Authorization for Wholesale Distribution of Medicinal Products for human use. In order for this Authorization to be granted, the companies need to always comply with certain Good Distribution Practices (“GDP”) that mainly assure the proper storage, handling, distribution and trade of the pharmaceutical products.

On July 22, 2015, the National Medicines Agency in Greece approved the license of wholesale sale of pharmaceutical products under the name SkyPharm SA with set validity at five years and an expiration date of July 22, 2020. Subsequently, on June 15, 2020, SkyPharm legally and timely submitted the application for renewal of the wholesale license of pharmaceutical products to the National Medicines Agency. The National Medicines Agency did not respond, therefore the Company asked for an immediate decision on the renewal. Two months after the filing of the no. 3459 / 15.01.2021 letter and almost nine months after the no. 627615.06.2020 company application for the renewal, the National Medicines Agency replied by rejecting the renewal request on March 9, 2021 (ref. 62769 / 20-25.02.2021). In addition, document No. 127351-16.12.2021 of EOF (Greek National Medicines Organization) to SkyPharm states that after an inspection of EOF at the premises of Doc Pharma, we did not have a wholesale license in violation of article 106 par. 1b and par. 1c of the ministerial decision D.YG3a / GP.32221 / 29-4-2019. The National Medicines Agency imposed a fine of €15,000 ($16,225) on SkyPharm for the above case, which was included in “General and administrative” expense on the accompany statement of operations and comprehensive loss for the 12-month period ended December 31, 2023.

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

Our subsidiary, Cana SA, is a holder of Good Manufacturing Practices license (GMP), which means that it is certified for fulfilling the minimum standards that a medicines manufacturer must meet in the production processes.

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

Research and Development

The Company entered into a Research & Development agreement with Doc Pharma S.A. on May 17, 2021. Under this agreement, Doc Pharma is responsible for the research, development, design, registration, copy rights and licenses of 250 nutritional supplements for the final products called Sky Premium Life®. More specifically, Doc Pharma is responsible for the product development and the Company has added 105 of such products codes in its portfolio as of December 31, 2023. The licenses purchased by Doc Pharma SA are capitalized and included in “Goodwill and intangible assets, net” of the Company’s Consolidated Balance Sheets as of December 31, 2023. Thus, no relevant R&D expense had been charged to the Company’s Consolidated Statements of Operations and Comprehensive Loss.

On June 26, 2022, the Company signed a research and development (“R&D”) agreement with a third party, through which the Company assigned to the third party the development of new products and services in the field of health, focusing on the human intestinal microbiome. The project includes two phases. Phase 1 has a 20-month duration and its cost amounts to EUR 758,000 ($838,450) and phase 2, has a 22-month duration and a cost of EUR 820,000 ($907,084). The amount will be due and payable upon completion of the corresponding phases. The Company records the corresponding R&D expense based on the project’s progress, which is invoiced by the third party in the relevant period. For the 12-month period ended December 31, 2023, the Company has incurred $164,859 of such costs included in “General and administrative expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

On January 23, 2024, the Company completed the acquisition of Cloudscreen, a cutting-edge Artificial Intelligence (AI) powered platform. The acquisition is pursuant to the purchase agreement announced on October 11, 2023. Cloudscreen is a multimodal platform specialized in drug repurposing, a process that involves uncovering new target proteins or indications for existing drugs for use in treating different diseases.

Distribution & Trade Agreements

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

During July 2021, the Company’s subsidiary, Decahedron Ltd, created a distribution page on Amazon UK, through which it sells, advertises and promotes our own proprietary branded nutraceutical product line Sky Premium Life®, directly to final consumers.

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

The Distribution and Equity Acquisition Agreement was to remain in effect indefinitely unless Marathon fails to provide Market Competitive (as defined) product pricing and Marathon has not become profitable within five years of the agreement. On March 20, 2023, the Company sent a termination notice, to Marathon, which became effective on April 19, 2023 as a result of Marathon’s failure to satisfy these conditions. The Company had accounted for its obligation to issue a variable number of the Company’s Common Shares as Share-settled debt obligation in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), which was measured at fair value or the settlement amount of $1,554,590 (CAD $2 million). Due to termination of the Distribution and Equity Acquisition Agreement, the Company recorded a gain on extinguishment of debt of $1,554,590 due to the write-off of the share settled debt obligation, for the 12-month period ended December 31, 2023.

Employees & Human Capital

As of December 31, 2023, we had 123 full-time employees in total, of which 15 engaged in sales department, four in procurement department, four in marketing department, 25 in warehouse services, 22 in logistics/transportation works, eight in quality assurance, nine in finance & accounting department, nine in management, five in cleaning, five in administration, 12 in call center, one in B2B e-shop and four in IT department. Our employees are not members of any unions. We consider our relations with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.

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

Attracting and retaining top talent is an integral part to our success. We intentionally build a workforce of people with viewpoints and backgrounds as diverse as the customers we serve around Europe. As a responsibility to our team and in an evolving effort, we engage employees with meaningful careers and development opportunities to grow and succeed. We employed 158 individuals as of December 31, 2023. Our global workforce is comprised of the following ethnicities: 99% Caucasian and 1% Asian. Of those employees, 38% are female.

Available Information

Our internet address is https://www.cosmoshealthinc.com/. We post links on our website to the following filings as soon as reasonably practicable after they are electronically filed or furnished to the SEC: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14D, and any amendment to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available through our website free of charge. The information on our Internet website is not incorporated by reference into this Form 10-K or our other securities filings and is not a part of such filings.

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

Changes in consumer behavior

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

Currency exchange rate fluctuations could adversely affect our results of operation and financial condition

In 2023, we recognized 100% percent of our net sales in markets outside the United States, the majority of which were recognized in each market’s respective local currency. We purchase inventory from companies in foreign markets, some of them in U.S. dollars. In preparing our financial statements, we translate net sales and expenses in foreign countries from their local currencies into U.S. dollars using average annual exchange rates. Because our sales are in foreign countries, exchange rate fluctuations may have a significant effect on net sales and earnings. Our reported earnings have been significantly affected by fluctuations in currency exchange rates, with net sales and earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar.

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

The nature of our business has not required any material capital expenditures to comply with federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment. No material capital expenditures to meet such provisions are anticipated. Such regulatory provisions did not have a material effect upon our results of operations or competitive position during the year ended December 31, 2023.

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

We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. A cyber-attack could also lead to litigation, fines, other remedial action, heightened regulatory scrutiny and diminished customer confidence. In addition, our remediation efforts may not be successful, and we may not have adequate insurance to cover these losses. The unavailability of the information systems or the failure of these systems to perform as anticipated for any reason could disrupt our business and could have a material adverse effect on our business, results of operations, cash flows and financial condition. Moreover, cyber-attacks against the Ukrainian government and other countries in the region have been reported in connection with the recent conflicts between Russia and Ukraine. To the extent such attacks have collateral effects on global critical infrastructure, financial institutions or us, such developments could adversely affect our business, operating results and financial condition. At this time, it is difficult to assess the likelihood of such threat and any potential impact at this time.

Inflation and rising interest rates

In 2023, EU annual inflation was at 3.4%, significantly lower, compared with 2022, when the annual inflation reached the highest level ever measured at 9.33%. The annual average change in the harmonized index of consumer prices (HICP) in the EU during the period 2013-2023 was 0.9%. The high inflation has adversely affected our business due to the higher costs of purchasing raw materials, the higher transportation costs and the significantly increased operating costs. Moreover, the significant rise in the interest rates during 2023 may also adversely affect our business since all of our loan facilities carry floating interest rates and this may cause increased financing outflows.

Inflation Reduction Act of 2022

The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the U.S. Department of Health and Human Services (HHS) rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. Although we do not have current sales in the United States, the effects of the IRA on any future business of ours and the healthcare industry in general is not yet known.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

The Company’s cybersecurity principles, goals and targets are defined in a policy approved by the Board of Directors (the “Policy”). This Policy is anchored in a risk-based approach based on industry standards to balance the level of cybersecurity against the risks faced by the Company. Material risks are managed by both internal resources and third-party contractors, with cybersecurity risk monitoring integrated into our overall risk management program. The Company believes that effective information security management is necessary for the secured sharing and protection of information within the Company’s cyberspace.

The Policy applies to all directors, officers, employees and contractors of the Company and any parent, holding companies and subsidiaries regardless of their contract terms, who use the Company’s technological devices.

The Board of Directors is responsible for leading the Company to minimize the risk of unauthorized and malicious use, disclosure, potential theft, alteration or damaging effects on the Company’s operations while concurrently enabling the sharing of information in cyberspace. The Board of Directors is committed to ensuring that risks to the confidentiality, integrity or availability of Company-owned information assets are managed appropriately by implementing an information security risk management approach.

The Audit Committee oversees the Policy and its implementation of the Company’s oversight, programs, procedures, and policies related to cybersecurity, cybersecurity risks, information security, and data privacy. Team leads from various departments of the Company have been identified under the Policy to report to the Company’s CFO overseeing the cybersecurity strategy as defined in the Policy.

The management team includes members with IT backgrounds and relevant experience to guide our cybersecurity efforts. Management ensures that employees are provided with adequate resources and training to fully understand cybersecurity guidelines and expectations. In the event of a Policy breach, members of the management team may be asked by the IT Department to assist with security investigations. If any member of management is unaware of the best course of action in dealing with an IT-related matter, the manager shall immediately contact the Company’s third-party IT representative. Upon discovering a potential violation of the Policy or a cybersecurity breach, the member of management must document the incident and request the individual surrender possession of any devices that may have suffered a security breach.

Additionally, the Company’s management reports to the Audit Committee on the Company’s and its subsidiaries’ strategies, risks, metrics and operations relating to cybersecurity and information security matters, including significant cybersecurity and information security-related projects and initiatives and related progress, the integration and alignment of such strategy with the Company’s overall business and strategy, and trends that may affect such strategy or operations.

In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident.

Item 2. Properties

The Company rents four corporate offices:

•

U.S. corporate office is located at 141 W. Jackson Blvd, Suite 4236, Chicago, Illinois 60604. The first rent lease commenced in 2015 and has been amended several times throughout the years. The last amendment to that lease was on March 20th, 2023 through July 31, 2025. The monthly rate is currently $831.13 per month.

•

Our Greece office and that of SkyPharm is located at 5 Agiou Georgiou Street, 55438, Pilea, Thessaloniki, Greece. The Company has signed a new lease for a three-year period which commenced on April 20, 2022 at the rate of €8,506 ($9,201) per month for this office. SkyPharm also rents offices located in Ifestou 33Α, Koropi 194 00, Athens, Greece (agreement signed on January 1, 2023, and has a 10-year duration) at a rate of €3,300 ($3,569) per month.

•

The offices of Decahedron are located at Unit 14 Spice Green Centre, Flex Meadow, Harlow, CM19 5TR, Essex, U.K. The commencement of the lease was on September 25, 2020 at the rate of ₤3,500 ($4,817) per month.

•	The offices of Cosmofarm are located at Gonata Stylianou 15, Peristeri, Attiki, Greece 12133. The Company purchased the building for a total sum of $1,054,872 in cash, on April 24, 2023.

Each of the above facilities is adequate for the Company’s current needs.

Item 3. Legal Proceedings

We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

On April 17, 2024, we received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that, because the Company had not yet filed its Annual Report on Form 10-K for the period ended December 31, 2023 (the “Form 10-K”), the Company was no longer in compliance with Nasdaq Listing Rule 5250(c)(1). The Nasdaq letter had no immediate effect on the listing of the Company’s shares. The Nasdaq notification letter stated that the Company had 60 calendar days to submit to Nasdaq a plan to regain compliance with the Nasdaq Listing Rules. If a compliance plan is accepted, Nasdaq may grant up to 180 days from the prescribed due date to regain compliance.

On May 21, 2024, we received an additional delinquency letter from Nasdaq notifying the Company that it continued to be out of compliance with Nasdaq’s continued listing requirements set forth in Nasdaq Listing Rule 5250(c)(1) due to the Company’s failure to timely file its Form 10-Q for the period ended March 31, 2024, as well as remaining delinquent in filing its Annual Report on Form 10-K for the period ended December 31, 2023. The additional delinquency letter had no immediate effect on the listing of the Company’s shares on Nasdaq.

On May 31, 2024, the Company provided its compliance plan to Nasdaq in relation to the filing of its Form 10-K and Form 10-Q for the period ended March 31, 2024. On June 20, 2024, Nasdaq accepted the plan and initially granted the Company a period ending July 29, 2024 to file the delinquent reports. On July 30, 2024, Nasdaq further extended the filing deadline through October 14, 2024.

On July 19, 2024, Cosmos Health received a notification letter from Nasdaq, informing the Company that it has regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). To regain compliance with the Minimum Bid Price Requirement, the closing bid of the Company’s shares of common stock needed to be at least $1.00 per share for a minimum of ten consecutive business days. The notification letter confirmed that the Company achieved a closing bid price of $1.00 or greater per common share for ten consecutive business days from July 5, 2024 to July 18, 2024, thereby regaining compliance with the Minimum Bid Price Requirement. Accordingly, Nasdaq has determined that this matter is now closed. This cured the delinquency notified by Nasdaq on March 20, 2024 that the Company’s common stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive business days as required by the Nasdaq Listing Rules.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock became listed on the Nasdaq Capital Market on February 28, 2022 under the symbol “COSM.” Our common stock was previously quoted on the OTC QX.

Holders of Our Common Stock

As of August 5, 2024, we had 17,606,312 shares of our common stock issued and 17,590,814 shares outstanding, held by approximately 562 stockholders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of various broker-dealers and registered clearing agencies.

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

Securities Authorized for Issuance under Equity Compensation Plans

Omnibus Equity Incentive Plan

On September 19, 2022, the Company held a Board of Directors meeting, whereas, the Board of Directors had elected to adopt an Omnibus Equity Incentive Plan (the “2022 Plan”), that includes reserving 200,000 shares of common stock eligible for issuance under the Plan to be registered on a Form S-8 Registration Statement with the SEC. The 2022 Plan is designed to enable the flexibility to grant equity awards to the Company’s officers, employees, non-employee directors and consultants and to ensure that it can continue to grant equity awards to eligible recipients at levels determined to be appropriate by the Board and/or the Compensation Committee. The 2022 Plan was approved by the Company’s stockholders at the Annual Meeting of Stockholders held on December 2, 2022.

On April 3, 2023, the Company approved incentive stock awards for the CFO, certain officers and directors and other employees of the Company. The awards are in the form of restricted stock and will vest in two parts: 50% on October 2, 2023 and 50% on October 2, 2024. A total of 185,000 shares were awarded and a corresponding share-based compensation expense of $323,957 was recorded for the 12 months ended December 31, 2023, based on the amortization of fair value from the date of issuance of April 3, 2023 through December 31, 2023.

On August 21, 2023, the Board adopted, subject to stockholder approval, the Cosmos Health Inc. 2023 Omnibus Equity Incentive Plan (the “2023 Plan”). The 2023 Plan is designed to enable the flexibility to grant equity awards to our officers, employees, non-employee directors and consultants and to ensure that we can continue to grant equity awards to eligible recipients at levels determined to be appropriate by the Board and/or the Compensation Committee. Subject to certain adjustments (as provided in Section 4.2 of the 2023 Plan) and exception (as provided in Section 5.6(b) of the 2023 Plan), the maximum number of shares reserved for issuance under the 2023 Plan (including incentive share options) is 2,500,000 shares. The 2023 Plan was approved by the Company’s stockholders at the Annual Meeting of Stockholders held on September 18, 2023.

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

Branded Pharmaceuticals & Generics

We are engaged in the production, promotion, distribution and sale of licensed branded generics and OTC products throughout Europe by our subsidiaries in Greece and UK. Our capital efficient business model is based on infrastructure, efficiency and scale. We believe that there is a significant growth on opportunities through product additions and geographic expansion.

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

Nutraceutical

We have created and developed our own proprietary branded nutraceutical products, named “Sky Premium Life®” which was launched in 2018 and “Mediterranation®” which was launched in 2022. Utilizing unique formulations, and specialized extraction processes which follow strict pharmaceutical standards, our proprietary lines of nutraceuticals aim for excellence. We have a full portfolio of fast-moving and specialty formulas with more than 80 product codes including vitamins, minerals and other herbal extracts. Our nutraceutical products are manufactured exclusively by Doc Pharma. Our nutraceutical products have penetrated several markets within 2022 and 2023 through digital channels such as Amazon and Tmall. We focus on nutraceutical products because we foresee it as a market with high growth opportunities due to its large market size and margin contribution as the demand for nutraceutical products is increasing globally.

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

Results of Operations

Year ended December 31, 2023 versus December 31, 2022

For the year ended December 31, 2023, the Company had a net loss of $18,542,654 on revenue of $53,376,874, versus a net loss of $13,830,371 on revenue of $50,347,652, for the year ended December 31, 2022.

Revenue

Revenue during the Company’s 12-month period ended December 31, 2023, increased by 6.02% as compared to revenues in the period ended December 31, 2022. The increase is attributable to the wholesale revenue increase of our subsidiary Cosmofarm SA, following the acquisition of Bikas customer base and a slight increase in demand for the period.

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

Cost of Goods Sold

For the year ended December 31, 2023, we had direct costs of goods sold of $49,027,305 versus $44,390,695 from the prior fiscal year ended December 31, 2022. Cost of goods sold year over year increased by 10.45% in 2023 as compared to 2022, in accordance with the increase in revenue and the fact that a larger proportion of our revenue arose from the wholesale stream which historically has lower margins.

Gross Profit

Gross profit for the year ended December 31, 2023 was $4,349,569 compared with the $5,956,957 for the year ended December 31, 2022. Gross profit decreased by $1,607,388 or 26.98% from the prior fiscal year. The decrease in the gross profit was primarily due to the slight decrease in sales of our own brand of nutraceuticals, SkyPremium Life, during the period, in order for the Company to achieve a decrease in the outstanding receivables and the boost in our wholesale stream as explained in “Cost of Goods Sold” section above.

Operating Expenses

For the year ended December 31, 2023, we had general and administrative costs of $19,642,005, salaries and wages expenses of $4,719,768, sales and marketing expenses of $1,204,636 and depreciation and amortization expense of $614,377, for a net operating loss of $21,831,217. For the year ended December 31, 2022, we had general and administrative costs of $10,183,025, salaries and wages of $2,429,021, sales and marketing expenses of $630,057 and depreciation and amortization expense of $188,890, for a net operating loss of $7,474,036. The material increase in operating costs can be attributed to a combination of factors such as the provisions for expected credit losses which amounted to $11,850,788 for the year ended December 21, 2023 compared to $5,621,938 for the year ended December 31, 2022, the significant increase in management’s salaries and bonuses and the considerable investment in sales and marketing expenses, especially for our own branded nutraceuticals, which increased by 91.19% compared to the year ended December 31, 2022.

Interest Income & Expenses

For the year ended December 31, 2023, we had interest expense of $866,476, versus the year ending December 31, 2022, where we had interest expense of $2,345,410. The decrease of 63.06% is attributable to the significant debt repayments occurred in 2022 following our successful capital raises, which subsequently decreased the corresponding finance costs. Interest income for the year ended December 31, 2023 was $662,859 compared to $236,349 for the year ended December 31, 2022, an increase of 180.46% arising from interest income on short term time deposits (treasury bills) we had during the period and interest earned on the related party loan receivable we signed with Doc Pharma SA on December 30, 2022.

Gain on extinguishment of debt

We had gains on debt extinguished of $1,910,967 for the year ended December 31, 2023, which arose from a gain of $1,605,499 from the termination of the agreement with Marathon Global Inc. and the write-off of the share settled debt obligation we had as of December 31, 2022 and $305,468 arising from the debt forgiveness of the Synthesis Structured debt facility of our subsidiary SkyPharm SA.

Bargain purchase gain

We had a bargain purchase gain of $1,440,249 arising from the acquisition of Cana on June 30, 2023, once the fair value of Cana’s net assets on the date of acquisition were more that the fair value of the consideration transferred. For more information refer to Note 1 (section: Acquisition Accounting).

Unrealized Foreign Currency Losses & Deemed Dividends

We had an unrealized foreign currency translation loss of $712,791 for the year ended December 31, 2023, deemed dividends on the issuance and down round of warrants, on warrants exchanges and on preferred stock of $7,241,180 such that our net comprehensive loss for the period was $25,071,043 versus unrealized foreign currency gain of $981,014, deemed dividends on the issuance and down round of warrants, on warrants exchanges and on preferred stock of $50,114,914 which concerned the anti-dilution adjustment of the Company’s outstanding warrants, such that our net comprehensive loss for the period was $64,926,299 for the year ended December 31, 2022. The deemed dividend for the year ended December 31, 2023 relates to the Warrant Exchange Agreement we entered into on December 29, 2023 (refer to Note 7).

Going Concern

The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the continuation of the Company as a going concern. For the year ended period December 31, 2023, the Company had revenue of $53,376,874, net loss of $18,542,654 and net cash used in operations of $15,635,999. Additionally, as of December 31, 2023, the Company had positive working capital of $12,285,310, an accumulated deficit of $91,644,234, and stockholders’ equity of $36,043,028. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date of this filing.

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

Management evaluated the above conditions which raise substantial doubt about the Company’s ability to continue as a going concern to determine if it can meet its obligations for the subsequent 12 months from the date of this filing. Management considered its ability to access future capital, curtail expenses if needed, expand product lines, and acquire new products.

Management’s plans include expansion of brand name products to the market, expanding the current product portfolio, and evaluating acquisition targets to expand distribution. Furthermore, the Company intends to vertically integrate the supply chain distribution network. Finally, the Company plans to access the capital markets further in order to raise additional funds through equity offerings. More specifically, management will consider postponing the repayment of its outstanding Trade Facility ($1,908,195 balance as of December 31, 2023), intends to make substantial efforts to receive additional debt financing in conjunction with utilizing potential equity proceeds by its outstanding warrants. Moreover, the Company’s management is considering postponing certain repayments of suppliers and creditors. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described herein and eventually secure other sources of financing and attain profitable operations.

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

Liquidity and Capital Resources

As of December 31, 2023, the Company had working capital of $12,285,310 versus a working capital of $34,618,059 as of December 31, 2022. This decrease in the working capital surplus is primarily attributed to the Company’s cash used for its operating activities during the year ending as of December 31, 2023 in addition to the significant expected credit loss allowances recorded for the 12-month period ended December 31, 2023.

As of December 31, 2023, the Company had net cash of $3,833,195 versus $20,749,683 as of December 31, 2022. For the year ended December 31, 2023, net cash used in operating activities was $15,635,999 versus $14,870,639 net cash used in operating activities for the year ended December 31, 2022. The Company has devoted substantially all of its cash resources to apply its investment program to expand through organic business growth and, where appropriate, the execution on selective company and license acquisitions, and incurred significant general and administrative expenses to enable it to finance and grow its business and operations.

During the year ended December 31, 2023, there was $13,760,357 net cash used in investing activities versus $21,497 used in during the year ended December 31, 2022. In the year ended December 31, 2023 this was due to the net effect of purchase of fixed assets such as the purchase of the facilities of our subsidiary Cosmofarm SA, the purchase of nutraceutical and pharmaceutical licenses, proceeds from loan receivables, advances made for the acquisition of a building in Canada and the cash paid for the acquisition of our new subsidiary Cana, on June 30, 2023.

During the year ended December 31, 2023, there was $12,694,007 of net cash and cash equivalents provided by financing activities versus $35,048,288 provided by financing activities during the year ended December 31, 2022. The significant decrease is attributable to a preferred-stock offering that took place within February 2022 and the two common stock offerings that occurred within October and December 2022 for total net proceeds of approximately $40 million for the 12-month period ended December 31, 2022 whereas for the 12-month period ended December 31, 2023 we had $9,362,937 proceeds from the July 2023 offering and the receipt of the outstanding subscription receivable from December’s 2022 offering and $3,533,741 net proceeds from the exercise of warrants during December 2023. The Company also repaid approximately $1.7 million of debt and received $1,057,540 from the new loan facility of our subsidiary, Cosmofarm SA.

We anticipate using cash on hand as of December 31, 2023 and cash flows from debt and equity financing to the extent that funds are available to do so in order to conduct our business operations over the upcoming year.

Debt Obligations

On November 16, 2015, the Company entered into a Loan Agreement with Panagiotis Drakopoulos, the Company’s former Director and former Chief Executive Officer, pursuant to which the Company borrowed €40,000 ($42,832) as a note payable from Mr. Drakopoulos. The note bore an interest rate of 6% per annum and was due and payable in full on November 15, 2016. As of December 31, 2022, the Company had an outstanding principal balance of €8,000 ($8,558) and accrued interest of €6,797 ($7,271). During the year ended December 31, 2023, the Company repaid the entire outstanding balance of €8,000. Therefore, as of December 31, 2023, the outstanding principal balance was $0. Mr. Drakopoulos is not considered a related party since he is no longer employed by the Company and currently holds no equity position in the Company.

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

June 23, 2020 Debt Agreement

On June 23, 2020, the Company’s subsidiary, Cosmofarm, entered into an agreement with the National Bank of Greece S.A. (the “Bank”) to borrow a maximum of €500,000 ($611,500). The note has a maturity date of 60 months from the date of the first disbursement, which includes a grace period of nine months. The total amount of the initial proceeds was received in three equal monthly installments. The note is interest bearing from the date of receipt and is payable every three months at an interest rate of 3.06% plus 3-month Euribor (3.96% as of December 31, 2023). The outstanding balance was €205,882 ($227,747) and €323,529 ($346,112) as of December 31, 2023 and 2022, respectively, of which $97,606 and $220,253 was classified as “Notes payable – long-term portion” respectively, on the accompanying consolidated balance sheets. During the year ended December 31, 2023, the Company repaid €117,647 ($130,141) of the principal balance.

June 24, 2020 Debt Agreement

On June 24, 2020, the Company’s subsidiary, Decahedron, received a loan £50,000 ($68,310) from the UK government. The loan has a ten-year maturity and bears interest at a rate of 2.5% per annum beginning 12-months after the initial disbursement, which was on July 10, 2020. The Company may prepay this loan without penalty at any time. As of December 31, 2022, the principal balance was £47,144 ($56,936). As of December 31, 2023, the principal balance was £ 40,858 ($52,066).

November 19, 2020 Debt Agreement

On November 19, 2020, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($611,500). The note matures on November 18, 2025 and bears an annual interest rate, based on a 360-day year, of 3% plus 0.6% plus 6-month Euribor when Euribor is positive (4% as of December 31, 2023). The principal is to be repaid in 18 quarterly installments of €27,778 ($30,333). During the year ended December 31, 2022, the Company repaid €111,111 ($118,867) of the principal and as of December 31, 2022, the Company had accrued interest of $8,069 related to this note and a principal balance of €333,333 ($356,600), of which $237,733 is classified as “Notes payable – long term portion” on the accompanying consolidated balance sheets. During the year ended December 31, 2023, the Company repaid €111,111 ($122,911) of the principal and as of December 31, 2023, the Company has accrued interest of €11,191 ($12,379) related to this note and a principal balance of €222,222 ($245,822), of which $122,911 is classified as “Notes payable – long term portion” on the accompanying consolidated balance sheets.

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

July 30, 2021 Debt Agreement

On July 30, 2021, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($578,850). The note matures on August 5, 2026 and bears an annual interest rate that applies to 60% of the principal of the note that is based on a 365-day year, of 5.84% plus 3-month Euribor when Euribor is positive (3.96% as of December 31, 2023). Pursuant to the terms of the agreement, there is a nine-month grace period for principal repayment during which interest is accrued. The principal is to be repaid in 18 quarterly installments of €27,778 commencing three months from the end of the grace period. During the year ended December 31, 2022, the Company repaid €77,985 ($83,428) of the principal balance. As of December 31, 2022, the Company had accrued interest of €2,509 ($2,728) and a principal balance of €422,016 ($451,472), of which $336,788 is classified as “Notes payable – long term portion” on the accompanying consolidated balance sheets. During the year ended December 31, 2023, the Company repaid €79,006 ($87,396) of the principal. As of December 31, 2023, the Company had accrued interest of €10,905 ($12,063), principal of €316,900 ($350,555), of which $227,065 is classified as “Notes payable – long term portion” on the accompanying consolidated balance sheets.

June 9, 2022 Debt Agreement

On June 9, 2022 the Company entered into an agreement with a third-party lender in the principal amount of €320,000 ($335,008), the “Note”. The Note matures on June 16, 2027 and bears an annual interest rate of 3.89% plus an additional rate of 0.60%, plus the 3-month Euribor (3.96% as of December 31, 2023). Pursuant to the agreement, there is a 12-month grace period for principal repayment during which interest is accrued. The principal is to be repaid in 17 equal quarterly installments of €18,824 commencing on June 30, 2023. During the year ended December 31, 2023, the Company repaid €60,000 ($66,372) of the principal. As of December 31, 2023 and 2022 the Company has accrued interest of €11,043 ($12,215) and €7,707 ($8,379), respectively, and an outstanding balance of €260,000 ($287,612), of which $204,322 and $281,924, respectively, is classified as “Notes payable – long term portion” on the accompanying consolidated balance sheets.

August 29, 2022 Promissory Note

On August 29, 2022, the Company entered into a promissory note for the principal amount of $166,667. The Company received $150,000 in cash and recorded $16,667 as an original issue discount upon issuance. The promissory note matured on the earlier of (a) December 27, 2022, or (b) the date the Company completes a debt or equity financing of at least $1,000,000. The debt carried an annual interest rate of 12% which was due upon maturity. As of December 31, 2022, the Company had repaid the principal balance in full and had a balance of $5,041 in accrued interest related to this note. The Company repaid the outstanding interest during the year ended December 31, 2023 and thus the balance of both principal and interest as of December 31, 2023 is $0.

July 14, 2023 Debt Agreement

On July 14, 2023, the Company entered into an agreement with a third-party lender in the principal amount of €1,000,000 ($1,123,700), the “Note”. The Note matures on July 31, 2028 and bears an annual interest rate of 2.46% plus the 3-month Euribor (3.96% as of December 31, 2023). Pursuant to the agreement, there is a nine-month grace period for interest and principal repayment. The principal is to be repaid in 18 equal quarterly installments of €55,556 commencing on May 2, 2024. As of December 31, 2023 and 2022 the Company an outstanding balance of €977,000 ($1,081,532) and $0, of which $897,864 and $0, respectively, is classified as “Notes payable – long term portion” on the accompanying consolidated balance sheets.

Trade Facility Agreements

On May 12, 2017, SkyPharm entered into a Trade Finance Facility Agreement (the “SkyPharm Facility”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”) as amended on November 16, 2017 and May 16, 2018.

On October 17, 2018, the Company entered into a further amended agreement with Synthesis whereby the current balance on the TFF as of October 1, 2018, which was €4,866,910 ($5,629,555) and related accrued interest of €453,094 ($524,094) would be split into two principal balances of Euro €2,000,000 ($2,316,000), (the “EURO Loan”) and USD $4,000,000 (the “USD Loan”). Interest on both the EURO Loan and USD Loan commenced on October 1, 2018, at 6% per annum plus one-month Euribor (3.869% as of December 31, 2023), and 6% plus one-month LIBOR (5.47% as of date of December 31, 2023), respectively.

On December 30, 2020, the Company transferred the EURO Loan to a new third-party lender. The terms remained the same except interest accrues at 5.5% per annum plus one-month Euribor 3.869% as of December 31, 2023. The principal was scheduled to be repaid in a total of five quarterly installments beginning October 31, 2021 of €50,000 ($54,600) each with a final repayment of €1,800,000 ($1,965,600) payable on October 31, 2022.

On March 3, 2022, the Company entered into a modification agreement to extend the maturity date to January 10, 2023 and payments under the USD Loan. During June 2022, the Company agreed with the Lender to postpone the repayment of an installment of $500,000 due on June 30, 2022 (based on the modification agreement signed on March 3, 2022) until January 2023. During September 2022, the Company entered into an agreement with the Lender to postpone the repayment of the outstanding balance on the USD Loan of $3,950,000, plus unpaid accrued interest until January 2023. The Company capitalized fees paid upon modification of €200,000 ($221,060) that are being amortized over the life of the loan. The Company incurred non-cash interest expense of $216,182 during the year ended December 31, 2022 concerning the above capitalized fees.

During the year ended December 31, 2022, the Company repaid €175,000 ($191,100) of the EURO Loan and $2,593,363 of the USD Loan such that as of December 31, 2022, the Company had principal balances of €1,775,000 ($1,898,895) and $1,406,637 under the agreements, respectively. As of December 31, 2022, the Company had accrued $309,365 in interest expense related to these agreements.

On December 21, 2022, the USD Loan was assigned to GIB Fund Solutions ICAV (the “Fund”). On January 31, 2023, the Company paid $1,100,000 to the Fund under a full and final settlement agreement for the USD Loan, recording a gain on extinguishment of debt of $306,637 relating to the waiver of the unpaid balance. Additionally, the Company repaid €50,000 ($50,310) of the EURO Loan during the year ended December 31, 2023. As of December 31, 2023, the Company had an outstanding principal balance of €1,725,000 ($1,908,195), of which $1,327,440 is classified as “Notes payable – long term portion” on the consolidated balance sheets. As of December 31, 2023, the Company had accrued $161,274 in interest expense related to these agreements.

On December 22, 2022, SkyPharm signed an agreement for the extension of the payments and an increase in interest rate due under the EURO loan, that was extended to be repaid with a balloon payment now due on October 31, 2025. This extension was agreed upon in writing on December 22, 2022, with a retroactive modification date to October 31, 2022 (the original maturity date).

COVID-19 Government Loans

On May 12, 2020, the Company’s subsidiary, SkyPharm, was granted and, on May 22, 2020, received a €300,000 ($366,900) loan from the Greek government. The loan will be repaid in 40 equal monthly installments beginning on July 29, 2022. As a condition to the loan, the Company was required to retain the same number of employees until October 31, 2020. As of December 31, 2022, the principal balance was $150,441. During the year ended December 31, 2023, the Company repaid €18,750 ($20,741) of the principal balance. The outstanding balance is €121,875 ($134,818) as of December 31, 2023.

Related Party Indebtedness

Grigorios Siokas

From time to time, Grigorios Siokas loans the Company funds in the form of non-interest bearing, no-term loans.

During the 12-month period ended December 31, 2022, the Company had an outstanding principal balance under these loans of $12,821 in loans payable to Grigorios Siokas. As of December 31, 2023, the Company had an outstanding principal balance of $0 related to this payable.

December 20, 2018 Note

On December 20, 2018, the €1,500,000 ($1,718,400) note payable, originally borrowed by SkyPharm pursuant to a Loan Agreement with a third-party lender, dated March 16, 2018, was transferred to Grigorios Siokas. The note bears an interest rate of 4.7% per annum and had a maturity date of March 18, 2019 pursuant to the original agreement which was extended to December 31, 2021, and again to December 31, 2023. During the year ended December 31, 2022, the Note was paid in full and as of December 31, 2023 the Company had no outstanding balance. As of December 31, 2023 and 2022, the Company had accrued interest of €0 ($0) and €192,891 ($206,355), respectively, outstanding related to this loan, classified under “Accrued interest” in the Company’s consolidated balance sheets.

Grigorios Siokas is the Company’s CEO and a principal shareholder and is hence considered a related party to the Company.

Dimitrios Goulielmos

On November 21, 2014, the Company entered into an agreement with Dimitrios Goulielmos, as amended on November 4, 2016. Pursuant to the amendment, this loan has no maturity date and is non-interest bearing. As of December 31, 2023 and 2022, the Company had a principal balance of €10,200 ($11,283) and €10,200 ($10,912), respectively.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the years ended December 31, 2023 and 2022, the Company recorded a foreign currency translation loss of $371 and $19,568, respectively.

Plan of Operation in the Next 12 Months

Specifically, our plan of operations for the next 12 months is as follows:

We assess the foreseeable development of the Company as being positive. Over the medium term we expect to further expand our market share. However, during the course of further organizational optimization there may be associated extraordinary additional costs.

Our plan for our own branded nutraceuticals is to enlarge our portfolio up to 150 SKUs by the end of 2023, including more basic line formulas to cover more customer needs of any age, advanced formulations, formulas based on herbs and further clinical studies with R&D for further products. Our plan for geographic expansion in distributing and market penetration in the EU, Asia, USA and Canada is based on exclusive distributors, wholesalers, e-commerce, and development of franchising model, alliances and acquisitions of nutraceutical companies.

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

Significant Equipment

We do not intend to purchase any significant equipment for the next 12 months aside from a few pieces of IT equipment. Nevertheless, we will replace essential equipment for operations if it is required within the year.

Employees

In order to achieve our strategic objectives, we have, and will remain, focused on hiring and retaining a highly skilled management team that has extensive experience and specific skill sets relating to the sales, selection, development and commercialization of pharmaceutical products. We intend to continue our efforts to build and expand this team as we grow our business. We have plans to increase the number of our employees by adding more sales people during the next 12 months.

Off Balance Sheet Arrangements

As of December 31, 2023, there were no off-balance sheet arrangements.

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

The Company is liable for income taxes in Greece and the United Kingdom. The corporate income tax rate is 22% in Greece (tax losses are carried forward for five years effective January 1, 2013) and 25% in the United Kingdom. Losses may also be subject to limitation under certain rules regarding change of ownership.

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

The Company has net operating loss carry-forwards in our parent, Cosmos Health Inc., which are applicable to future taxable income in the United States (if any). Additionally, the Company has income tax liabilities in the United Kingdom. The income tax assets and liabilities are not able to be netted. We therefore reserve the income tax assets applicable to the United States, but recognize the income tax liabilities in Greece and the United Kingdom. Losses may also be subject to limitation under certain rules regarding change of ownership.

Accounts Receivable and Allowance for Credit Losses

The Company follows ASC Topic 326, Financial Instruments – Credit Losses (“ASC 326”) to estimate the allowance for doubtful accounts. The Company is required to estimate credit losses on accounts receivable balances held at amortized cost. ASC 326 introduces a new methodology for measuring credit losses, replacing the previous incurred loss model with an expected credit loss model. The Company measures credit losses on accounts receivable using an expected credit loss model, which considers historical experience, current conditions, and reasonable and supportable forecasts. Credit losses are measured as the difference between the present value of contractual cash flows expected to be collected and the present value of expected cash flows discounted at the financial instrument’s original effective interest rate. The Company reviews individually each trade receivable for collectability and performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay. Bad debt expense is included in general and administrative expenses, if any.

Inventory

Our merchandise inventories are made up of finished goods, manufacturing products, raw materials and other products and are valued at the lower of cost or market using the weighted-average cost method. However, the net realizable value (“NRV”) will always be higher than our inventory’s cost, once most of our inventory is fast moving and the vast majority of our products is pharmaceuticals, which have standard selling prices that could not result to the NRV being higher than the average cost. Moreover, our efficient inventory management which has led to minimum obsolete and slow-moving inventory also indicates that the NRV is higher than its average cost. Thus, an NRV assessment would have no material, if any, to our inventory’s cost. Average cost includes the direct purchase price, net of vendor allowances and cash discounts, of merchandise inventory. We record valuation reserves on an annual basis for merchandise damage and defective returns, merchandise items with slow-moving or obsolescence exposure and merchandise that has a carrying value that exceeds market value. These reserves are estimates of a reduction in value to reflect inventory valuation at the lower of cost or market. The reserve for merchandise returns is based upon the determination of the historical net realizable value of products sold from our returned goods inventory or returned to vendors for credit. Our reserve for merchandise returns includes amounts for returned product on-hand as well as for new merchandise on-hand that we estimate will ultimately become returned goods inventory after being sold based on historical return rates.

Below is an analysis per category of our inventories as of December 31, 2023 and 2022:

Product Categories	December 31, 2023	December 31, 2022
Pharmaceuticals	3,417,039	2,763,350
Parapharmaceuticals	1,030,878	662,598
Manufacturing products	160,436	-
Raw materials	275,919	-
Dairy products	21,017	24,630
Veterinary medicine	13,872	5,638
Other	225,098	101,709
Less provisions	(355,205)	(106,057)
Total	4,789,054	3,451,868

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. This guidance expands public entities’ segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied retrospectively to all prior periods presented in an entity’s financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements related disclosures.

In December 2022, the FASB issued ASU No. 2022-06, Deferral of the Sunset Date of Reference Rate Reform (Topic 848). Topic 848 provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met, for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The ASU deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The ASU is effective as of December 21, 2022 through December 31, 2024. We continue to evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis. We adopted ASU 2022-06 during 2022. The ASU has not and is currently not expected to have a material impact on the Companies consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which was adopted on January 1, 2020. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements. ASU 2022-02 also enhances the disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the ASU amends the guidance on vintage disclosures to require entities to disclose current period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU would be applied prospectively. Early adoption is also permitted, including adoption in an interim period. This ASU was adopted on January 1, 2023, which resulted in no cumulative-effect adjustment to retained earnings.

October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. The new guidance creates an exception to the general recognition and measurement principles of ASC 805, Business Combinations. The new guidance should be applied prospectively and is effective for all public business entities for fiscal years beginning after December 15, 2022, and include interim periods. The Company adopted this ASU which resulted in no impact on the Company’s consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

New York Office: 805 Third Avenue New York, NY 10022 212.838-5100 www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the

Board of Directors of

Cosmos Health Inc. and subsidiaries

Thessaloniki, Greece

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Cosmos Health Inc. and its subsidiaries (the Company) as of December 31, 2023, the related consolidated statement of operations, stockholders’ equity and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flow for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial operating losses and will require additional capital to continue as a going concern. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, NY   Washington DC   Mumbai & Pune, India   Boca Raton, FL

San Francisco, CA   Las Vegas, NV   Beijing, China   Athens, Greece

Member: ANTEA International with affiliated offices worldwide

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Intangibles assets, and bargain purchase gain arising from the acquisition of Cana Laboratories Holdings (Cyprus) Limited (“Cana”) – Refer to Notes 1, 2, and 5 to the financial statements

Critical Audit Matter Description

In an acquisition when the purchase price is less than the fair value of the net tangible assets and identifiable intangible assets acquired, the result is a Bargain Purchase Gain. As disclosed in Note 1, on June 30, 2023, the Company acquired Cana Laboratories Holdings (Cyprus) Limited (“Cana”), which wholly owned an operating subsidiary, Pharmaceutical Laboratories Cana S.A. (“Cana SA”), for €800,000 ($873,600) in cash and 46,377 shares of common stock, with fair value of $138,667 as of the date of acquisition. Moreover, on February 28, 2023, the Company had signed a Secured Promissory Note with Cana, whereby Cana borrowed the sum of €4,100,000 ($4,457,520), included in the total consideration of $5,469,787. The Company accounted for the acquisition as a business acquisition in accordance with ASC 805. Auditing the accounting for the acquisition was complex due to the significant estimation uncertainty in determining the fair values of identifiable intangible assets, and the bargain purchase gain.

The principal considerations for our determination that performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased effort, including the need to involve a fair value specialist.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others:

●	Utilizing personnel with specialized knowledge and skill in valuation to assist in;

i)	assessing the appropriateness of the valuation methodology for the intangible assets,
ii)	evaluating the reasonableness of discount rate used in the income approach,
iii)	evaluating the reasonableness of appraiser’s estimates used in the valuation methodologies.
iv)	determination of the appropriateness of the standard of value utilized (ASC 805)

●	Assessed the appraiser’s competence, capabilities, and objectivity as it relates to the preparation of the analysis.

●	Reviewed and assessed the appropriateness of adjustments to Bargain Purchase Gain, other Intangibles and other Assets and Liabilities acquired based on changes to their estimated fair values.

New York, NY   Washington DC   Mumbai & Pune, India   Boca Raton, FL

San Francisco, CA   Las Vegas, NV   Beijing, China   Athens, Greece

Member: ANTEA International with affiliated offices worldwide

Impairment Assessments of Intangible Assets – Refer to Notes 1, 2 and 5 to the financial statements

Critical Audit Matter Description

As described in Note 5 to the financial statements, the Company’s intangible assets was approximately $7.7 million as of December 31, 2023.  The intangible assets consisted of goodwill, licenses, distribution network and customer base and software.  Management tests these assets annually for impairment or more frequently when potential impairment triggering events are present. Goodwill is tested for impairment by comparing the estimated fair value of a reporting unit to its carrying value.

The principal considerations for our determination that performing procedures relating to the intangible asset impairment assessments is a critical audit matter because (i) the significant, subjective and complex judgments used by management when determining the fair value estimates of the reporting units; (ii) the high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the significant assumptions used in management’s fair value estimates; and (iii) the audit effort involved in the use of professionals with specialized skill and knowledge including a valuation expert.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others:

●	Evaluating management’s assumptions related to the future levels of revenue growth involved evaluating whether the assumptions were reasonable considering;

(i)	current and past performance of the reporting units;
(ii)	the consistency with external market and industry data; and
(iii)	whether these assumptions were consistent with evidence obtained in other areas of the audit.
(iv)	the reasonableness of significant assumptions of relevant financial matrices for concluding the fair value of reporting unit and future levels of revenue growth.

●	Professionals with specialized skill and knowledge were used to assist in evaluating:

(i)	the appraiser’s competence, capabilities, and objectivity as it relates to the preparation of the analysis.
(ii)	the appropriateness of the methodologies used for the estimation of fair value of the Licenses – Relief from royalty method.
(iii)	whether the significant assumptions utilized in the Analysis are supported by qualitative commentary and/or quantitative data by the appraiser and are not unreasonable; and
(iv)	the appropriateness of the standard of value utilized.

/s/ RBSM LLP

We have served as the Company’s auditor since 2024.

New York, NY

August 5, 2024

PCAOB ID Number 587

New York, NY   Washington DC   Mumbai & Pune, India   Boca Raton, FL

San Francisco, CA   Las Vegas, NV   Beijing, China   Athens, Greece

Member: ANTEA International with affiliated offices worldwide

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Cosmos Health Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cosmos Health Inc. and its subsidiaries (collectively, the "Company") as of December 31, 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and mezzanine equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the "consolidated financial statements").

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ ArmaninoLLP
San Ramon, California

April 12, 2023

(PCAOB ID 00032)

We have served as the Company's auditor since 2019. In 2023, we became the predecessor auditor.

COSMOS HEALTH INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,833,195	$20,749,683
Accounts receivable, net	19,759,254	23,691,997
Accounts receivable – related party	1,099,098	2,710,301
Marketable securities	20,075	14,881
Inventory	4,789,054	3,451,868
Loans receivable	411,858	377,038
Loans receivable – related party	442,480	427,920
Prepaid expenses and other current assets	1,811,911	1,546,225
Prepaid expenses and other current assets – related party	4,440,855	3,397,000

TOTAL CURRENT ASSETS	36,607,780	56,366,913

Property and equipment, net	10,455,499	1,817,025
Goodwill and intangible assets, net	7,684,183	706,914
Loans receivable – long term portion	3,509,200	3,792,034
Loans receivable – related party – long term	3,539,840	3,851,280
Operating lease right-of-use asset	1,131,552	1,069,747
Financing lease right-of-use asset	28,790	43,084
Advances for building’s acquisition	2,000,020	-
Other assets	1,057,947	391,624

TOTAL ASSETS	$66,014,811	$68,038,621

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,911,978	$10,134,146
Accounts payable and accrued expenses – related party	231,564	205,360
Accrued interest	166,348	275,547
Lines of credit	6,630,273	5,758,737
Convertible notes payable, net of unamortized discount of $0 and $258,938, respectively	-	100,000
Derivative liability – convertible note	-	54,293
Notes payable	1,570,886	2,158,417
Notes payable – related party	11,283	10,912
Loans payable – related party	13,257	12,821
Taxes payable	-	126,855
Operating lease liability, current portion	285,563	239,899
Financing lease liability, current portion	27,222	24,576
Other current liabilities	3,474,096	2,647,291

TOTAL CURRENT LIABILITIES	24,322,470	21,748,854

Share settled debt obligation	-	1,554,590
Notes payable – long term portion	3,035,341	2,859,570
Operating lease liability, net of current portion	844,866	828,762
Financing lease liability, net of current portion	5,261	31,333
Other liabilities	1,763,845	1,358,803
TOTAL LIABILITIES	29,971,783	28,381,912

Commitments and Contingencies (see Note 14)	-	-

MEZZANINE EQUITY
Preferred stock, $0.001 par value; 100,000,000 shares authorized:
Series A preferred stock, stated value $1.000 per share, 6,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2023 and 2022; liquidation preference of $0 and $372,414 as of December 31, 2023 and 2022	-	372,414

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized; 15,982,472 and 10,605,412 shares issued and 15,895,975 and 10,589,915 outstanding as of December 31, 2023 and 2022, respectively	15,983	10,606
Additional paid-in capital	129,008,301	112,205,952
Subscription receivable	(20)	(4,750,108)
Treasury stock, at cost, 86,497 and 15,497 shares as of and December 31, 2023 and 2022, respectively	(917,159)	(816,707)
Accumulated deficit	(91,644,233)	(66,232,813)
Accumulated other comprehensive loss	(419,844)	(1,132,635)

TOTAL STOCKHOLDERS’ EQUITY	36,043,028	39,284,295

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$66,014,811	$68,038,621

The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HEALTH INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2023	2022

REVENUE	$53,376,874	$50,347,652

COST OF GOODS SOLD	49,027,305	44,390,695

GROSS PROFIT	4,349,569	5,956,957

OPERATING EXPENSES
General and administrative expenses	19,642,005	10,183,025
Salaries and wages	4,719,768	2,429,021
Sales and marketing expenses	1,204,636	630,057
Depreciation and amortization expense	614,377	188,890
TOTAL OPERATING EXPENSES	26,180,786	13,430,993

LOSS FROM OPERATIONS	(21,831,217)	(7,474,036)

OTHER INCOME (EXPENSE)
Other expense, net	(65,867)	(2,424,649)
Interest expense	(866,476)	(2,345,410)
Interest income	662,859	236,349
Non-cash interest expense	-	(1,619,838)
Gain on equity investments, net	4,584	1,676
Gain on extinguishment of debt	1,910,967	1,004,124
Change in fair value of derivative liability	3,384	(20,257)
Bargain purchase gain	1,440,249	-
Foreign currency transaction, net	198,863	(413,279)
TOTAL OTHER INCOME (EXPENSE), NET	3,288,563	(5,581,284)

LOSS BEFORE INCOME TAXES	(18,542,654)	(13,055,320)

INCOME TAX EXPENSE	-	(775,051)

NET LOSS	(18,542,654)	(13,830,371)

Deemed dividend on issuance of warrants	-	(32,004,730)
Deemed dividend on downround of warrants	(22,695)	(8,480,379)
Deemed dividend on warrant exchange	(7,218,485)	(1,067,876)
Deemed dividend on downround of preferred stock	-	(8,189,515)
Deemed dividend on preferred stock	-	(372,414)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(25,783,834)	(63,945,285)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net	712,791	(981,014)

TOTAL COMPREHENSIVE LOSS	$(25,071,043)	$(64,926,299)

BASIC NET LOSS PER SHARE	$(2.15)	$(33.16)
DILUTED NET LOSS PER SHARE	$(2.15)	$(33.16)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	11,968,665	1,928,172
Diluted	11,968,665	1,928,172

The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HEALTH INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

										Accumulated
	Preferred Stock		Common Stock		Additional		Treasury Stock			Other	Total
	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Subscription Receivable	No. of Shares	Value	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity

Balance at January 1, 2022	-	$-	701,780	$702	$39,692,595	$-	15,497	$(816,707)	$(34,345,506)	$(151,621)	$4,379,463
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	-	(981,014)	(981,014)
Adoption of ASU 2020-06	-	-	-	-	(294,000)	-	-	-	53,248	-	(240,752)
Issuance of Series A preferred stock, net of issuance costs of $547,700	6,000	5,452,300	-	-	-	-	-	-	-	-	-
Conversion of Series A preferred stock	(6,000)	(5,452,300)	386,588	387	5,451,913	-	-	-	-	-	5,452,300
Sale of common stock	-	-	5,314,987	5,315	11,367,717	(4,750,108)	-	-	-	-	6,622,924
Sale of warrants bundled with common stock	-	-	-	-	26,216,237	-	-	-	-	-	26,216,237
Exercise of warrants	-	-	3,608,667	3,609	10,822,391	-	-	-	-	-	10,826,000
Conversion of notes payable into shares of common stock	-	-	9,520	9	973,411	-	-	-	-	-	973,420
Conversion of convertible debt	-	-	1,574	1	38,143	-	-	-	-	-	38,144
Cashless exercise of warrants	-	-	526,112	526	(526)	-	-	-	-	-	-
Shares issued in lieu of cash	-	-	40,600	41	175,900	-	-	-	-	-	175,941
Fair value of warrants issued in lieu of cash	-	-	-	-	24,401	-	-	-	-	-	24,401
Deemed dividend upon downround of preferred stock and warrants	-	-	-	-	16,669,894	-	-	-	(16,669,894)	-	-
Deemed dividend on preferred stock	-	372,414	-	-	-	-	-	-	(372,414)	-	(372,414)
Deemed dividend on warrant exchange	-	-	-	-	1,067,876	-	-	-	(1,067,876)	-	-
Rounding upon reverse stock split of 1 for 25 common shares	-	-	15,584	16	-	-	-	-	-	-	16
Net loss	-	-	-	-	-	-	-	-	(13,830,371)	-	(13,830,371)
Balance at December 31, 2022	-	$372,414	10,605,412	$10,606	$112,205,952	$(4,750,108)	15,497	$(816,707)	$(66,232,813)	$(1,132,635)	$39,284,295

Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	-	712,791	712,791
Proceeds from sale of common stock	-	-	-	-	-	4,750,088	-	-	-	-	4,750,088
Proceeds from sale of common stock, net of financing fees of $442,870	-	-	2,116,936	2,117	4,804,921	-	-	-	-	-	4,807,038
Proceeds from the exercise of warrants, net of financing fees of $275,000	-	-	1,487,000	1,487	3,257,254						3,258,741
Shares issued in lieu of cash	-	-	15,258	15	96,873	-	-	-	-	-	96,888
Shares issued for purchase of customer base	-	-	99,710	100	315,981	-	-	-	-	-	316,081
Shares issued for purchase of Cana	-	-	46,377	46	138,621	-	-	-	-	-	138,667
Shares issued for purchase of Cloudscreen	-	-	280,000	280	318,920						319,200
Shares issued upon exchange of related party debt	-	-	51,485	52	51,948						52,000
Stock-based compensation	-	-	1,280,294	1,280	576,651	-	-	-	-	-	577,931
Repurchase of treasury stock	-	-	-	-	-	-	71,000	(100,452)			(100,452)
Deemed dividend upon issuance and downround of warrants	-	$-	-	-	7,241,180	-	-	-	(7,241,180)	-	-
Deemed dividend reclassified upon elimination of its redemption provision	-	$(372,414)							372,414		372,414
Net loss	-	-	-	-	-	-	-	-	(18,542,654)	-	(18,542,654)
Balance at December 31, 2023	-	$-	15,982,472	$15,983	$129,008,301	$(20)	86,497	$(917,159)	$(91,644,233)	$(419,844)	$36,043,028

The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HEALTH INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(18,542,654)	$(13,830,371)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and amortization expense	590,691	103,194
Amortization of right-of-use assets	23,686	85,696
Amortization of debt discounts and accretion of debt	-	1,619,838
Bad debt expense	11,850,788	5,621,938
Provision for extraordinary tax charges	578,425	-
Shares issued in lieu of cash	96,888	175,941
Lease expense	365,639	210,463
Interest on finance leases	2,903	16,467
Stock-based compensation	577,931	24,401
Deferred income taxes	78,553	780,099
Gain on extinguishment of debt	(1,910,967)	(876,894)
Bargain purchase gain	(1,440,249)	-
Change in fair value of the derivative liability	(3,384)	20,257
Gain on net change in fair value of equity investments	(4,584)	(1,676)
Gain on forgiveness of accrued interest	-	(127,230)
Other income	(928)	-
Changes in assets and liabilities:
Accounts receivable	(5,484,213)	(3,073,366)
Accounts receivable – related party	1,457,845	(170,815)
Inventory	(890,903)	(485,469)
Prepaid expenses and other assets	(579,467)	(894,893)
Prepaid expenses and other current assets – related party	(913,574)	(375,311)
Loan receivable – related party	-	(4,213,728)
Accounts payable and accrued expenses	644,838	2,092,104
Accounts payable and accrued expenses – related party	71,777	(357,681)
Accrued interest	(115,668)	(913,280)
Lease liabilities	(373,816)	(210,781)
Taxes payable	(128,801)	(1,107,135)
Other current liabilities	(1,359,180)	(320,420)
Other liabilities	(227,575)	1,338,013
NET CASH USED IN OPERATING ACTIVITIES	(15,635,999)	(14,870,639)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from loan receivable	806,464	351,474
Cash paid for the acquisition of Cana	(5,230,593)	-
Loan receivable – related party	(168,469)	-
Sale of fixed assets	-	12,736
Advances for building’s acquisition	(1,665,000)	-
Purchase of intangible assets	(6,189,564)	(308,866)
Purchase of marketable securities	-	(2,634)
Purchase of property and equipment	(1,313,195)	(74,207)
NET CASH USED IN INVESTING ACTIVITIES	(13,760,357)	(21,497)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of convertible note payable	(100,000)	(525,000)
Payment of related party note payable	-	(421,373)
Payment of note payable	(1,611,774)	(12,479,735)
Proceeds from note payable	1,057,540	487,098
Payment of related party loan	-	(4,824,035)
Proceeds from related party loan	-	3,625,007
Payment of loans payable	-	(1,065,000)
Proceeds from loans payable	-	65,000
Payment of lines of credit	(19,532,735)	(20,975,110)
Proceeds from lines of credit	20,193,343	22,354,567
Proceeds from issuance of Series A Preferred Stock	-	6,000,000
Proceeds from the issuance of common stock	10,000,017	35,275,573
Proceeds from the exercise of warrants	3,533,741	10,826,000
Payments of finance lease liability	(27,786)	(99,906)
Payments of financing fees	(717,888)	(3,194,798)
Proceeds from sale of treasury stock	(100,452)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,694,007	35,048,288

Effect of exchange rate changes on cash	(214,139)	307,044

NET CHANGE IN CASH	(16,916,488)	20,463,196

CASH AT BEGINNING OF YEAR	20,749,683	286,487
CASH AT END OF YEAR	$3,833,195	$20,749,683

Supplemental Disclosure of Cash Flow Information

Cash paid during the year:
Interest	$406,885	$588,051
Income tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Common shares issued for acquisition of customer base	$316,081	$-
Common shares issued for acquisition of Cana	$138,667	$-
Conversion of notes payable to common stock	$-	$973,420
Deemed dividend reclassified upon elimination of its redemption provision	372,414
Conversion of convertible notes payable to common stock		15,000
Deemed dividend on warrants upon conversion of convertible debt	$7,218,485	$32,004,730
Deemed dividend on preferred stock and warrants upon trigger of downround feature	$-	$16,669,894
Deemed dividend upon cumulative dividend on preferred stock	$-	$372,414
Conversion of Series A preferred stock	$-	$5,452,300
Conversion of convertible debt	$-	$38,144

The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Cosmos Health Inc. and its subsidiaries (Nasdaq: COSM), (“us”, “we”, the “Group”, or the “Company”) are an international healthcare group headquartered in Chicago, Illinois. The Group is engaged in the nutraceuticals sector through its own proprietary lines of products “Sky Premium Life” and “Mediterranation”. The Company is operating in the pharmaceutical sector as well, through the provision of a broad line of branded generics and OTC medications. In addition, the Group is involved in the healthcare distribution sector through its subsidiaries in Greece and the UK, serving retail pharmacies and wholesale distributors. The Company is strategically focusing on the research and development (“R&D”) of novel patented nutraceuticals (Intellectual Property) and specialized root extracts as well as on the R&D of proprietary complex generics and innovative OTC products. The Company has developed a global distribution platform and is currently expanding throughout Europe, Asia and North America. The Company has offices and distribution centers in Thessaloniki and Athens, Greece and Harlow, UK.

The Company was incorporated in the State of Nevada under the name Prime Estates and Developments, Inc. on July 21, 2009. On November 14, 2013, we changed our name to Cosmos Holdings Inc., and on November 29, 2022, we changed our name to Cosmos Health Inc. Through its acquisition of Amplerissimo Ltd, on September 27, 2013, the Company changed its principal activities into trading of products, providing representation, and provision of consulting services to various sectors. On August 1, 2014, the Company formed SkyPharm S.A., a Greek Company (“SkyPharm”), a subsidiary that used to focus on the trading, sourcing and export of nutraceutical and pharmaceutical products. In February 2017, the Company acquired Decahedron Ltd., a UK Company (“Decahedron”) which is a fully licensed second-generation wholesaler specializing in imports and exports of generics and OTC pharmaceutical products within the EEA (European Economic Area) and distributor of Sky Premium Life nutraceutical products in the UK. On December 19, 2018, the Company acquired Cosmofarm S.A. (“Cosmofarm”), a pharmaceutical wholesaler specializing in the distribution and export of pharmaceutical products through its extensive pharmacies network. On April 3, 2023, the Company completed the acquisition of ZipDoctor Inc. (“ZipDoctor”), a telehealth company, a direct-to-consumer subscription-based telemedicine platform. On June 30, 2023, the Company acquired Laboratories Holdings (Cyprus) Limited (“Cana”), which wholly owned an operating subsidiary, Pharmaceutical Laboratories Cana S.A. (“Cana SA”), a Greek pharmaceutical company that manufactures, sells, distributes, and markets original branded products researched and developed by leading global pharmaceutical and healthcare companies.

Acquisition Accounting

Cloudscreen

On January 23, 2024, the Company completed the acquisition of Cloudscreen, a cutting-edge Artificial Intelligence (AI) powered platform. The acquisition is pursuant to the purchase agreement announced on October 11, 2023. Cloudscreen is a multimodal platform specialized in drug repurposing, a process that involves uncovering new target proteins or indications for existing drugs for use in treating different diseases. The total purchase price amounted to $637,080 and consisted of 280,000 shares of common stock with a fair value of $319,200 and an amount of $317,880 to be settled in cash during 2024 based on the Promissory Note signed on October 10, 2023. The Company accounted for the acquisition as an asset acquisition in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, (“ASC 805”) and recorded $637,080 as another asset related to the technology platform acquired. The total amount was reclassified to “Goodwill and intangible assets, net” in January 2024 with the closing of the agreement (refer to Note 20).

ZipDoctor

On April 3, 2023, the Company completed the acquisition of ZipDoctor Inc. (“ZipDoctor”), a telehealth company for a total sum of $150,000 in cash and $8,788 in fees. The Company accounted for the acquisition as an asset acquisition in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, (“ASC 805”) and recorded $158,788 as an intangible asset related to the technology platform acquired.

Bikas

On June 15, 2023, Cosmos Health Inc. entered into an Assignment and Assumption Agreement (the “Agreement”) with Ioannis Bikas O.E., a Greek Company (“Bikas”). Bikas is owner of a pharmaceutical distribution network in Greece and agreed to sell to the Company their distribution network and customer base. The purchase price of the network was €100,000 ($109,330) of cash, and €300,000 ($316,081) of the Company’s stock. The Company issued 99,710 shares of common stock related to the acquisition of the customer base, based on the fair value of the stock on acquisition date. The Company accounted for the acquisition as an asset acquisition in accordance with ASC 805 and recorded $425,411 as an intangible asset related to the customer base acquired.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Buildings Acquisitions

On April 24, 2023, the Company purchased a building for a total sum of $1,054,872 in cash. The Company accounted for the acquisition as an asset acquisition in accordance with ASC 805 and recorded the cost of the building as “Property, plant and equipment” on the consolidated balance sheets.

On January 6, 2023, the Company agreed to purchase land and building located in Montreal, Canada from a third-party vendor. The total purchase price amounts to $3,950,000 and the closing date of the agreement based on the amendment signed on July 19, 2023, is December 31, 2023. As of December 31, 2023, the Company has made prepayments of $2,000,020 classified as “Advances for building’s acquisition” on the Company’s consolidated balance sheets.

Cana

On June 30, 2023, the Company acquired Cana Laboratories Holding (Cyprus) Limited (“Cana”), which wholly owned an operating subsidiary, Pharmaceutical Laboratories Cana S.A. (“Cana SA”) for €800,000 ($873,600) in cash and 46,377 shares of common stock, with fair value of $138,667 as of the date of acquisition. Moreover, on February 28, 2023, the Company had signed a Secured Promissory Note with Cana, whereby Cana borrowed the sum of €4,100,000 ($4,457,520), included in the total consideration of $5,469,787. The Company accounted for the acquisition as a business acquisition in accordance with ASC 805. The fair value of Cana assets acquired, and liabilities assumed was based upon management’s estimates assisted by an independent third-party valuation firm. The fixed assets of Cana (which included land, building & machinery) were valued as of December 31, 2022 and the Company believes that nothing has materially changed between such date and the acquisition date (June 30, 2023). The following table summarizes the preliminary allocation of purchase price of the acquisition:

Consideration
Cash	$5,331,120
Fair value of common stock issued	138,667
Fair value of total consideration transferred	$5,469,787

Recognized amounts of identifiable assets acquired
Financial assets	$1,796,911
Inventory	297,340
Property, plant and equipment	7,488,818
Identifiable intangible assets	562,200
Financial liabilities	(3,235,233)
Total identifiable net assets	$6,910,036

Bargain purchase gain	$1,440,249

Revenue for the 6- month period ended December 31, 2023	$344,708
Loss for the 6- month period ended December 31, 2023	$(1,232,732)

During the prior year period, Cana had minimal operations as it was in financial difficulties and seeking for an investor. Therefore, we consider that presenting prior period pro forma financial   information pursuant to ASC 805 would not provide meaningful information.

Going Concern

The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the continuation of the Company as a going concern. For the year ended period December 31, 2023, the Company had revenue of $53,376,874, net loss of $18,542,654 and net cash used in operations of $14,998,919. Additionally, as of December 31, 2023, the Company had positive working capital of $12,285,310, an accumulated deficit of $91,644,233, and stockholders’ equity of $36,043,028. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date of this filing.

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

Management evaluated the above conditions which raise substantial doubt about the Company’s ability to continue as a going concern to determine if it can meet its obligations for the subsequent 12 months from the date of this filing. Management considered its ability to access future capital, curtail expenses if needed, expand product lines, and acquire new products.

Management’s plans include expansion of brand name products to the market, expanding the current product portfolio, and evaluating acquisition targets to expand distribution. Furthermore, the Company intends to vertically integrate the supply chain distribution network. Finally, the Company plans to access the capital markets further in order to raise additional funds through equity offerings. More specifically, management will consider postponing the repayment of its outstanding Trade Facility ($1,908,195 balance as of December 31, 2023), intends to make substantial efforts to receive additional debt financing in conjunction with utilizing potential equity proceeds by its outstanding warrants. Moreover, the Company’s management is considering of postponing certain repayments of suppliers and creditors. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described herein and eventually secure other sources of financing and attain profitable operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP.

Principles of Consolidation

Our consolidated accounts include our accounts and the accounts of our wholly owned subsidiaries, SkyPharm S.A., Decahedron Ltd., Cosmofarm S.A., Cana Laboratories Holding (Cyprus) Limited and ZipDoctor Inc. The Group’s financial statements are prepared in accordance with U.S. GAAP. The consolidated financial statements reflect the consolidation of all entities in which the Company has control, as determined by the ability to direct the activities that significantly affect the entities’ economic performance. All significant intercompany balances and transactions have been eliminated.

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

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

The Effects of War in the Ukraine

On February 24, 2022, Russian forces launched significant military action against Ukraine. There continues to be sustained conflict and disruption in the region, which is expected to endure for the foreseeable future. We do not conduct any commercial transactions with either Ukraine or Russia and the Company and, as such, is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. Such political issues and conflicts could have a material adverse effect on our results of operations and financial condition if they escalate in areas in which we do business. In addition, changes in and adverse actions by governments in foreign markets in which we do business could have a material adverse effect on our results of operations and financial condition.

Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which amends the requirement on the measurement and recognition of expected credit losses for financial assets held. Furthermore, amendments ASU 2019-10 and ASU 2019-11 provided additional clarification for implementing ASU 2016-13. ASU 2016-13 is effective for the Company beginning January 1, 2023, with early adoption permitted. The Company adopted the standard on January 1, 2023, and the standard did not have a material impact on the Company’s consolidated financial statements and related disclosures. The Company is exposed to credit losses primarily through sales to its customers and the loans that it has provided. The Company assesses each customer’s/ borrower’s ability to pay, and a credit loss estimate by conducting a credit review which includes consideration of established credit rating, or an internal assessment of the customer’s creditworthiness based on an analysis of their payment history when a credit rating is not available. The Company monitors credit exposure through active review of customer balances. The Company’s expected credit loss (“ECL) methodology for accounts receivable is developed through consideration of factors including, but not limited to, historical collection experience, current customer credit ratings, current customer financial condition, current and future economic and market conditions, and age of the receivables. More specifically, the Company assesses a number of customers with significant long outstanding balances on an individual basis, applying different credit loss percentages to them, and subsequently summarizes the ones not included in the individual analysis, groups them based on their rating (decided based on the factors described above) and applies specific credit loss percentages to each group. The Company has elected to follow the simplified ECL approach and for the period ended December 31, 2023 applied a 5% loss rate to all balances outstanding for more than 90 days and 1% loss rate to the total outstanding balance. The charges related to credit losses are included in “General and administrative expenses” and are recorded in the period that the outstanding receivables are determined to be doubtful. Account balances are written-off against the allowance when they are deemed uncollectible.

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

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

As of December 31, 2023 and 2022, the exchange rates used to translate amounts in Euros into USD and British Pounds into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2023	December 31, 2022
Exchange rate on balance sheet dates
EUR: USD exchange rate	1.1062	1.0698
GBP: USD exchange rate	1.2743	1.2077

Average exchange rate for the period
EUR: USD exchange rate	1.0817	1.0534
GBP: USD exchange rate	1.2440	1.2371

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2023 and December 31, 2022, there were no cash equivalents.

The Company maintains bank accounts in the United States denominated in U.S. Dollars, in Greece denominated in Euros, U.S. Dollars and Great Britain Pounds (British Pounds Sterling), and in Bulgaria denominated in Euros. The Company also maintains bank accounts in the United Kingdom, denominated in Euros and Great Britain Pounds (British Pounds Sterling). As of December 31, 2023 and 2022, the aggregate amount in these foreign accounts were $1,047,738 and $831,793, respectively. Additionally, as of December 31, 2023 and 2022, the Company had cash on hand in the amount of $48,590 and $15,690, respectively.

Reclassifications to Prior Year Financial Statements and Adjustments

Certain reclassifications have been made in the Company’s financial statements of the prior year to conform with current year presentation.  As of December 31, 2022, $421,302, $322,010, $120,294 and $66,401 (an aggregate total of $930,006) was reclassified from “Prepaid expenses and other current assets,” “Other assets,” “Accounts receivable – related party,” and “Prepaid expenses and other current assets – related party,” respectively to “Accounts receivable, net”.  Moreover, $248,678 was reclassified from “Financing lease right-of-use asset” to “Operating lease right-of-use asset” and $247,595 was reclassified from Financing Lease Liabilities to Operating Lease Liabilities as of the year ended, December 31, 2022. Finally, an amount of $1,784,751 was reclassified from “Accounts payable and accrued expenses” to “Other current liabilities” as of the year ended, December 31, 2022. These reclassifications had no impact on earnings or stockholders’ equity.

Accounts Receivable & Allowance for Doubtful Accounts

Accounts receivable are stated at their net realizable value. The allowance for credit losses against gross accounts receivable reflects the best estimate of probable losses inherent in the receivables’ portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. As of December 31, 2023 and 2022, the Company’s allowance for credit losses was $19,686,091 and $7,309,311, respectively. Below is the summary of changes in the allowance for doubtful accounts:

December 31, 2023

Balance as of January 1, 2023	$7,309,311
Provisions for credit losses	11,850,788
Write-offs	-
Foreign exchange adjustments	525,992
Other adjustments	-
Balance as of December 31, 2023	$19,686,091

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Tax Receivables

The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of its business in most of the countries in which it operates related to the procurement of merchandise and/or services it acquires and/or on sales and taxable income. The Company also collects VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services it sells. If the output VAT exceeds the input VAT, this creates a VAT payable to the government. If the input VAT exceeds the output VAT, this creates a VAT receivable from the government. The VAT tax return is filed on a monthly basis offsetting the payables against the receivables. In observance of EU regulations for intra-EU cross-border sales, our subsidiaries in Greece, SkyPharm and Cosmofarm, do not charge VAT for sales to wholesale drug distributors registered in other European Union member states. As of December 31, 2023 and 2022, the Company had a VAT net receivable balance of $187,512 and a net receivable balance of $79,373 respectively, recorded in the consolidated balance sheet as prepaid expenses and other current assets and accounts payable and accrued expenses, respectively.

Inventories

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

The Company writes down inventories to net realizable value based on physical condition, expiration date, current market conditions, as well as forecasted demand. The Company’s inventories are not highly susceptible to obsolescence. Many of the Company’s inventory items are eligible for return to our suppliers when pre-agreed product requirements, including, but not limited to, physical condition and expiration date, are not met. No significant judgments have been applied in estimating the selling price of our inventory.

Property and Equipment, net

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated on a straight-line basis over the useful lives (except for leasehold improvements which are depreciated over the lesser of the lease term or the useful life) of the assets as follows:

Estimated Useful Life
Leasehold improvements and technical works	Lesser of lease term or 25 years
Buildings	25-30 years
Vehicles	6 years
Machinery	20 years
Furniture, fixtures and equipment	5–10 years
Computers and software	3-5 years

Depreciation expense was $353,043 and $70,109 for the years ended December 31, 2023 and 2022, respectively.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Property and Equipment additions

Property and Equipment additions are recognized as assets when it is probable that future economic benefits associated with the asset will flow to the entity and the cost of the asset can be measured reliably. Additions are initially measured at cost, which includes all costs directly attributable to bringing the asset to its working condition and location for its intended use. This may include purchase price, freight, installation, and any directly attributable professional fees. They are capitalized if their cost exceeds a certain threshold. The threshold is determined based on materiality considerations. Costs below the threshold are typically expensed as incurred. After initial recognition, additions are measured at cost less accumulated depreciation and any accumulated impairment losses. Depreciation is calculated systematically over the estimated useful life of the asset. They are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount exceeds the recoverable amount, an impairment loss is recognized, and the carrying amount of the asset is adjusted accordingly. Borrowing costs directly attributable to the acquisition, construction, or production of qualifying assets, including Property and Equipment additions, are capitalized as part of the cost of those assets.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Long-lived Assets, property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. For the years ended December 31, 2023 and 2022, the Company had no impairment of long-lived assets.

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

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 5 years for an import/export license and a useful life of ten years for the pharmaceutical and nutraceutical products licenses included in Note 4 as “Licenses”. A useful life of ten years is also used for the platforms included in Note 4 as “Software” and the customer bases. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. As of December 31, 2023, no revision to the remaining amortization period of the intangible assets was made.

Amortization expense was $239,841 and $33,085 for the years ended December 31, 2023 and 2022, respectively.

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

As of December 31, 2023, investments consisted of (i) 3,000,000 shares, which traded at a closing price of $0 per share or a value of $0 of ICC International Cannabis Corp and (ii) 16,666 shares which traded at a closing price of $0.70 per share or value of $11,596 of National Bank of Greece. Additionally, the Company has $8,479 in equity securities of Pancreta Bank, which are revalued annually. As of December 31, 2022, investments consisted of (i) 3,000,000 shares, which traded at a closing price of $0 per share or a value of $0 of ICC International Cannabis Corp and (ii) 16,666 shares which traded at a closing price of $0.40 per share or value of $6,681 of National Bank of Greece. Additionally, the Company has $8,200 in equity securities of Pancreta Bank, which are revalued annually. See Note 2 for additional investments in equity securities.

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

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

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

The following table presents assets that are measured and recognized at fair value as of December 31, 2023 and 2022, on a recurring basis:

	December 31, 2023			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – ICC International Cannabis Corp.	$-	-	-	$-
Marketable securities – National Bank of Greece	11,596	-	-	11,596
	$11,596			$11,596

	December 31, 2022			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – ICC International Cannabis Corp.	$-	-	-	$-
Marketable securities – National Bank of Greece	6,681	-	-	6,681
	$6,681			$6,681

In addition, ASC 825-10-25, Fair Value Option, (“ASC 825-10-25”), expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

Our financials also included the following financial instruments as of December 31, 2023: cash, accounts receivable, inventory, prepaid expenses, loans receivable, accounts payable, notes payable and lines of credit. Except for the loans receivable which carry fixed interest rates, the carrying value of the remaining instruments, approximates fair value due to their short-term nature.

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

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

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

Revenue Recognition

In accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company uses a five-step model for recognizing revenue by applying the following steps:

1)	Identification of the Contract: The Company identifies a contract with a customer when it enters into an agreement that creates enforceable rights and obligations.

2)	Identification of Performance Obligations: The Company identifies distinct performance obligations within each contract, which represent promises to transfer goods or services to the customer.

3)

Determination of Transaction Price: The Company determines the transaction price, which represents the amount of consideration to which it expects to be entitled in exchange for transferring promised goods or services to the customer, excluding any amounts collected on behalf of third parties.

4)

Allocation of Transaction Price: The Company allocates the transaction price to each distinct performance obligation based on its standalone selling price. If the standalone selling price is not observable, the Company estimates it using an appropriate method.

5)

Recognition of Revenue: Revenue is recognized when (or as) the Company satisfies a performance obligation by transferring a promised good or service to the customer. This typically occurs at a point in time or over time, depending on the nature of the performance obligation.

Wholesale revenue and sales of own branded nutraceutical and pharmaceutical products

The Company has contracts or signed partnership forms (usual in the wholesale sector of the pharma industry) with its customers, stipulating the enforceable rights and obligations. The Company is responsible for transferring the goods to the customer’s location, which represents its sole performance obligation. Thus, the transaction price, which is predetermined in most of the products sold, is exclusively allocated to this performance obligation. Revenue is recognized at a single point in time, which is upon issuance of the corresponding sales invoice. The Company has assessed the impact of the items invoiced but not delivered to the customer’s location as of December 31, 2023, and deemed that it had no material effect.

Pharma manufacturing

The Company has active contracts with its customers, stipulating the enforceable rights and obligations. The Company is responsible for the manufacturing and the packaging of specific products assigned by its customers, which represents its performance obligations to which the Company allocates the transaction price determined. The customers are responsible for providing the raw materials to the Company. Revenue is recognized over a period of time, which is during the production and packaging period of the respective products. As of December 31, 2023 there were no products or batches of products for which the production or packaging phase was in progress.

Medihelm SA

Commencing from January 1, 2023, and pursuant to the agreement with Medihelm, the exclusive distributor of the Company’s own proprietary line of nutraceuticals, the Company considers the transaction price to be variable and records an estimate of the transaction price, subject to the constraint for variable consideration. The Company is basing the change in transaction price with the exclusive distributor through assessment of significant overdue receivables from the exclusive distributor, which the Company reassesses each reporting period. Through this assessment, the Company applied the “expected value” model under ASC 606-10-32-5 and had applied specific constraints to revenue due from the customer at the end of each reporting period. Following the application of the “expected value” model, the Company deferred an amount of $397,000 and recorded it against the sales to Medihelm for the year ended December 31, 2023. The Company does not consider that sales to any other customer include a variable component as of December 31, 2023.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

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

The Company had no clients which contributed 10% or more of revenue and accounts receivable, respectively for the year ended December 31, 2023.

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

The Company is liable for income taxes in Greece and the United Kingdom. The corporate income tax rate is 22% in Greece and 25% in the United Kingdom. Losses may also be subject to limitation under certain rules regarding change of ownership.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At December 31, 2023, we believe our United Kingdom and Greece deferred tax assets will not be realized, as such, we did not record a reversal on the full valuation approach we followed during the period ended December 31, 2022.

Leases

The Company accounts for leases in accordance with ASC 842. For all leases, the Company recognizes a right-of-use (ROU) asset and a lease liability on the balance sheet. The ROU asset represents the Company’s right to use the underlying asset for the lease term, and the lease liability represents the obligation to make lease payments arising from the lease, both measured at the present value of future lease payments. Lease payments are recognized as an operating expense on a straight-line basis over the lease term. The interest on the lease liability and the amortization of the ROU asset are recognized separately in the income statement. Initial direct costs incurred by the Company in negotiating and securing leases are capitalized and amortized over the lease term on a straight-line basis. The assets and liabilities from operating and finance leases are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s secured incremental borrowing rates or implicit rates, when readily determinable. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet. The Company’s operating leases do not provide an implicit rate that can readily be determined. Therefore, we use a discount rate based on our incremental borrowing rate, which is determined using the average interest rate of our long-term debt on the date of inception.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Retirement and Termination Benefits

Under Greek labor law, employees are entitled to lump-sum compensation in the event of termination or retirement. The amount depends on the employee’s work experience and renumeration as of the day of termination or retirement. If an employee remains with the company until full-benefit retirement, the employee is entitled to a lump-sum equal to 40% of the compensation to be received if the employee were to be dismissed on the same day. The Company periodically reviews the uncertainties and judgments related to the application of the relevant labor law regulations to determine retirement and termination benefits obligations of its Greek subsidiaries. The Company has evaluated the impact of these regulations and has identified a potential retirement and termination benefits liability. The amount of the liability as of December 31, 2023, and December 31, 2022, was $408,665 and $0, respectively, and has been recorded as a long-term liability within the consolidated balance sheets. The Company engaged an actuarial expert for the first time, during the period ended December 31, 2023, and thus the liability of $408,665 is the cumulative effect of the 2-year period ended December 31, 2023. The effect allocated to the prior period ended December 31, 2022, would have been $147,776.

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

	Years Ended December 31,
	2023	2022
Weighted average number of common shares outstanding Basic	11,968,665	1,928,172
Potentially dilutive common stock equivalents		-
Weighted average number of common and equivalent shares outstanding – Diluted	11,968,665	1,928,172

Common stock equivalents are included in the diluted income per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented.

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net loss per share for the years ended December 31, 2023 and 2022 as such shares would have had an anti-dilutive effect:

	2023	2022
Common Stock Warrants	8,561,476	4,194,236
Common Stock Options	-	-
Convertible Debt	-	8,827
Total	8,561,476	4,203,063

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. This guidance expands public entities’ segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied retrospectively to all prior periods presented in an entity’s financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements related disclosures.

In December 2022, the FASB issued ASU No. 2022-06, Deferral of the Sunset Date of Reference Rate Reform (Topic 848). Topic 848 provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met, for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The ASU deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The ASU is effective as of December 21, 2022 through December 31, 2024. We continue to evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis. We adopted ASU 2022-06 during 2022. The Company adopted this ASU on June 30, 2023. The adoption of this ASU did not have a material impact on the Company’s accounting and disclosures.

In March 2022, the FASB issued ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which was adopted on January 1, 2020. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements. ASU 2022-02 also enhances the disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the ASU amends the guidance on vintage disclosures to require entities to disclose current period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU would be applied prospectively. Early adoption is also permitted, including adoption in an interim period. This ASU was adopted on January 1, 2023, which resulted in no cumulative-effect adjustment to retained earnings.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. The new guidance creates an exception to the general recognition and measurement principles of ASC 805, Business Combinations. The new guidance should be applied prospectively and is effective for all public business entities for fiscal years beginning after December 15, 2022 and include interim periods. The Company adopted this ASU which resulted in no impact on the Company’s consolidated financial statements.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3 –EQUITY METHOD INVESTMENTS

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

The Distribution and Equity Acquisition Agreement was to remain in effect indefinitely unless Marathon fails to provide Market Competitive (as defined) product pricing and Marathon has not become profitable within five years of the agreement. On March 20, 2023, the Company sent a termination notice, to Marathon, which became effective on April 19, 2023 as a result of Marathon’s failure to satisfy these conditions. The Company had accounted for its obligation to issue a variable number of the Company’s Common Shares as Share-settled debt obligation in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), which was measured at fair value or the settlement amount of $1,554,590 (CAD $2 million). Due to termination of the Distribution and Equity Acquisition Agreement, the Company recorded a gain on extinguishment of debt of $1,554,590 due to the write-off of the share settled debt obligation, for the year ended December 31, 2023.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

CosmoFarmacy LP

In September 2019, the Company entered into an agreement with an unaffiliated third party to incorporate CosmoFarmacy L.P. for the purpose of providing strategic management consulting services and the retail trade of pharmaceutical products, and OTC to pharmacies. CosmoFarmacy was incorporated with a 30-year term through May 31, 2049. The unaffiliated third party is the general partner (the “GP”) of the limited partnership and is responsible for management and decision-making associated with CosmoFarmacy. The initial share capital was set to EUR 150,000 ($163,080) which was later increased to EUR 500,000 ($543,600). The GP contributed the pharmacy license (the “License”) valued at EUR 350,000 (30-year term) to operate the business of CosmoFarmacy in exchange for a 70% equity ownership. The Company is a limited partner and contributed cash of EUR 150,000 ($163,080) for the remaining 30% equity ownership. CosmoFarmacy is not publicly traded and the Company’s investment has been recorded using the equity method of accounting. The value of the investment as of December 31, 2023 and December 31, 2022, was $165,930 and $160,470, respectively, and is included in “Other assets” on the Company’s consolidated balance sheets.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at December 31, 2023 and 2022:

	2023	2022
Land	$3,551,020	$-
Buildings and improvements	4,787,963	-
Leasehold improvements	3,639	502,882
Vehicles	285,388	107,976
Furniture, fixtures and equipment	2,707,442	1,945,207
Computers and software	168,173	138,783
	11,503,625	2,694,848
Less: Accumulated depreciation and amortization	(1,048,126)	(877,823)
Total	$10,455,499	$1,817,025

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2023 and 2022:

	2023	2022
License	$6,876,169	$643,204
Trade name / mark	392,197	36,997
Customer base	602,204	176,793
Software	158,788	-
	8,029,358	856,994
Less: Accumulated amortization
License	(235,925)	(98,686)
Trade name / mark	(36,997)	(29,881)
Customer base	(110,161)	(71,210)
Software	(11,789)	-
Subtotal	7,634,486	657,217
Goodwill	49,697	49,697
Total	$7,684,183	$706,914

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

At December 31, 2023, the estimated aggregate amortization expense for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows:

Year	Amount
2024	$763,292
2025	763,026
2026	764,213
2027	764,213
2028	735,772
Thereafter	3,488,769
Sum	$7,279,285

NOTE 6 – LOAN RECEIVABLE

On October 30, 2021, the Company entered into an agreement for a ten-year loan with Medihelm SA to memorialize €4,284,521 ($4,849,221) in prepayments the Company had made. The prepayments to Medihelm SA had been made in accordance with the parallel export business, through which Medihelm supplied and would supply SkyPharm SA with branded pharmaceuticals. This business is no longer in place for the Company and thus the Company entered into this agreement with Medihelm SA in order for the outstanding amount to be settled. Interest is calculated at a rate of 5.5% per annum on a 360-day basis. Under the terms of the agreement, the Company is to receive 120 equal payments over the term of the loan. As of December 31, 2022, the Company had a short-term receivable balance of $377,038 and a long-term receivable balance of $3,792,034 under this loan. During the year ended December 31, 2023, the Company received €352,438 ($389,867) in principal payments such that as of December 31, 2023, the Company had a short-term receivable balance of $411,858 and a long-term receivable balance of $3,509,200 under this loan. The Company also received €174,711 ($193,265) in interest payments during year ended December 31, 2023. The Note is considered fully recoverable and all capital and interest repayments due as of December 31, 2023 have been settled.

NOTE 7 – CAPITAL STRUCTURE

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock, of which 6,000,000 are designated as Series A convertible preferred stock. The preferred stock has a liquidation preference over the common stock and is non-voting. As of December 31, 2023 and 2022, all Series A convertible preferred stock had been converted and no preferred shares were issued and outstanding.

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

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

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

The Series A Preferred Stock was initially convertible into the Company’s Common Stock as determined by dividing the number of shares of Series A Preferred Stock to be converted by the lower of (i) $75.00 or (ii) 80% of the average volume weighted average price for the Company’s Common Stock for the five trading days immediately following the effectiveness of the registration statement concerning the shares (the “Conversion Price”). On June 14, 2022, the Conversion Price was reset to $15.54 per share.

Each holder is entitled to receive dividends in shares of Series A Preferred Stock or cash determined based on the stated value of each Series A Preferred Stock at the dividend rate of 8.0% per year. For the year ended December 31, 2022, the Company recorded $372,414 as a deemed dividend in accordance with the Series A Preferred Stock cumulative dividend. As of December 31, 2022, the cumulative dividend has been recorded as mezzanine equity. Following, Mr. Siokas waiver of the right to receive the dividends on February 26, 2024 and the unanimous written consent of the Company’s Board of Directors on February 29, 2024, through which was resolved that the Company shall remove all accrued and unpaid dividends payable to the previous holders of Series A Preferred stock, the Company eliminated the total deemed dividend of $372,414 through retained earnings. Thus, the balance of mezzanine equity as of December 31, 2023 is $0.

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

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

The Company filed its initial registration statement on May 25, 2022, and thus accrued for liquidated damages payable to the holders in the amount of $250,260, calculated as described above, for both the late filing of the registration statement (event) and the 1st anniversary (30 days following the event date) of the event, which, along with an additional lump sum amount of $2,000,000 agreed to be paid to the investors as additional damages, led to a total amount of $2,250,260 concerning liquidated damages related to the February Private Placement within the year ended December 31, 2022. Upon the effectiveness of the Company’s registration statement, the Series A Shares conversion price was adjusted to $15.54 and the warrant exercise price was adjusted to $15.54 per share. The Company recorded a deemed dividend in the amount of $8,189,515 upon reducing the conversion price from $75.00 to $15.54 which was recorded as an increase to additional paid-in capital and an increase to accumulated deficit.

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

Treasury stock

As of December 31, 2023 and 2022, the Company held 86,497 and 15,497, respectively, shares of its common stock at a cost of $917,159 and $816,707, respectively. Shares of common stock that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. Cosmos may repurchase shares from time to time through open market purchases in accordance with applicable securities laws and other restrictions. The Company repurchased 71,000 shares of its common stock for $100,452 during the year ended December 31, 2023.

On January 24, 2023, the Company announced that its Board of Directors has approved a share repurchase program with authorization to purchase up to $3 million of its common stock. Cosmos may repurchase shares from time to time through open market purchases in accordance with applicable securities laws and other restrictions.

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

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Common Stock

The Company is authorized to issue 300 million shares of common stock. As of December 31, 2023 and 2022, the Company 15,982,472 and 10,605,412 shares of our common stock issued, respectively, and 15,895,975 and 10,589,915 shares outstanding, respectively.

Issuance of Common Stock

During the 12 months ended December 31, 2023, the Company issued 15,258 shares of common stock to a consultant for services rendered. The shares were valued and expensed in the amount of $96,888 on the date of issuance and are separately presented in the consolidated statement of changes in stockholders’ equity and mezzanine equity as “Shares issued in lieu of cash” for the year ended December 31, 2023.

On April 3, 2023, the Company issued 185,000 shares of unvested common stock to employees, officers and directors under the Company’s Equity Incentive Plan. These shares vest in two tranches, 1) 50% vesting on October 2, 2023, and 2) 50% vesting on October 2, 2024. The Company valued these shares on April 3, 2023 in the amount of $653,050 which is being amortized over the vesting period. During the year ended December 31, 2023, the Company had recorded $323,957 of stock-based compensation expense related to the shares issued, which is included in “General and administrative expense” on the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2023, the unamortized stock-based compensation for the 185,000 shares of common stock was $329,093, which will be amortized through October 2, 2024.

On June 15, 2023, the Company issued 99,710 shares of common stock related to the acquisition of the customer base of Bikas. The fair value of these shares at the acquisition date was $316,081, which was included in the purchase price.

On June 30, 2023, the Company issued 46,377 shares of common stock related to the acquisition of the Cana. The fair value of these shares at the acquisition date was $138,667, which was included in the purchase price of Cana.

On July 20, 2023, the Company entered into a Securities Purchase Agreement with three investors to issue and sell in the aggregate 1,401,163 shares of common stock, 715,773 pre-funded warrants at an exercise price of $0.01 per share in lieu of common stock and warrants to purchase 1,935,484 warrants at an exercise price of $2.75 per share of common stock. The 1,935,484 warrants expire on January 1, 2029. The common stock and warrants were sold together at the unit price of $2.75 per share, raised gross proceeds of approximately $5,250,000, and incurred financing fees of approximately $443,000. The Company issued 2,116,936 shares of common stock which were recorded in the amount of $4,807,038 on the Company’s consolidated statements of changes in stockholders’ equity and mezzanine equity.

The July 20, 2023 Securities Purchase Agreement triggered a downround provision for 782,610 previously issued warrants.  The Company recorded a deemed dividend in the amount of $15,385, which was calculated using the Black-Scholes option pricing model with the following assumptions: a) exercise prices of $11.50 before repricing and $2.75 after repricing, b) common stock fair value of $1.89, c) volatility of 253.1% before repricing and 234.7% after repricing, d) discount rate of 4.26% before repricing and 4.03% after repricing, e) terms of 4.42 years before repricing and 5.51 years after repricing and f) dividend rate of 0%.

On October 9, 2023, the Company issued 280,000 shares for the acquisition of Cloudscreen. The fair value of these shares at the acquisition date was $319,200, which was included in the purchase price.

On October 24, 2023, the Company issued 51,485 shares of common stock priced at $1.01, which is the fair market value of our stock on the date of the agreement, to George Terzis, the CFO of the Company, in exchange for $52,000 of debt. The debt related to unpaid salaries and bonuses, the Company had due to Mr. Terzis, as of December 31, 2023. This amount was recorded as equity.

On November 21, 2023, the Company issued 970,000, in the aggregate, shares of common stock to multiple parties for services rendered. The fair value of these shares was $77,448, which was recorded as general and administrative expense.  They were treated as Nonemployee share-based payment equity awards and measured at the grant-date fair value of the equity instruments, similar to employee share-based payment equity awards.

On December 29, 2023, the Company issued 125,294 shares of common stock related to the acquisition of the customer base of Bikas. The fair value of these shares was $176,665, which was included in the purchase price.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

During the year ended December 31, 2022, the Company issued 300 shares of common stock for services rendered and recorded $3,120 of compensation expense in relations to the services.

Reverse split

On December 15, 2022 the Company announced a reverse stock split with a ratio of 1-for-25 (one-for-twenty five) effective at the opening of the business day on Friday, December 16, 2022. The CUSIP number of the Company after the split will change to 221413-305. The reverse stock split was authorized at the Company’s Annual General Meeting (“AGM”) on December 2, 2022 and was approved by the Company’s Board of Directors on December 15, 2022. The Company’s financial statements and supplementary data for all periods presented in this Annual Report on Form 10-K have been retrospectively adjusted to give effect to the reverse stock split.

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

During the year ended December 31, 2023, the Company issued 2,437,063 shares of common stock upon the exercise of 2,437,063 warrants. The Company received proceeds of $3,533,741 upon exercise.

Issuance of Common Stock and Warrants

On December 29, 2023, the Company entered into a warrant exchange agreement (the “Warrant Exchange”) with an investor to reduce the exercise price of 2,437,063 warrants from $2.75 per share to $1.45 per shares as an inducement to exercise. The Company issued 1,487,000 shares of common stock, held 950,063 shares in escrow until the investor’s beneficial ownership limitation allows for the transfer of the escrow shares, and received gross cash proceeds of 3,533,741. The Company contingently granted 4,874,126 additional warrants to be issued upon shareholder approval, with an exercise price of $1.45 and a term of five years. For the year ending December 31, 2023, the Company recorded a deemed dividend of $7,642 for the inducement to exercise and $7,218,485 for the grant of new warrants.

On May 25, 2022, the Company granted 1,333 warrants to a third party based on a settlement agreement signed on May 25, 2022, as compensation concerning the consulting services the third party provided for the Private Placement closed on February 28, 2022. The Company recorded stock-based compensation in the amount of $24,101 upon issuance of the warrants valued using the Black-Scholes option pricing model with the following assumptions: a) common stock fair value of $26.75, b) exercise price of $82.50, c) term of 5.51 years, d) volatility of 107.3%, e) dividend rate of 0%, and f) discount rate of 2.71%.

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

On October 20, 2022, the Company issued 2,486,667 shares of common stock and 5,000,000 warrants, in the aggregate, upon entering into a securities purchase agreement for an aggregate purchase price of $7,500,000. Of the 5,000,000 warrants, 2,500,000 were designated as Series A and 2,500,000 were designated as Series B. The Series A warrants have an exercise price of $3.00 per share and expire two years from the date of issuance. The Series B warrants have an exercise price of $3.00 per share and expire seven years from the date of issuance. The Company allocated the proceeds between the common stock and warrants issued and recorded a discount to the common stock associated with the warrants in the amount of $8,437,977, in the aggregate, which was recorded as additional paid-in capital and a deemed dividend. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: a) fair value of common stock of $2.20, b) exercise price of $3.00, c) terms of two years and seven years, d) dividend rate of 0%, e) volatility of 135.05% and 129.02%, and f) risk free interest rate of 4.62% and 4.36%.

On October 20, 2022, the Company cancelled 424,765 warrants in exchange for 849,530 additional warrants with existing warrant holders. The new warrants were issued with an exercise price of $3.00 per common share and a term of seven years. As a result, the Company recorded a deemed dividend as an increase to accumulated deficit and additional paid-in capital and reduced net income available to common shareholders by $1,067,876. The Company valued (a) the fair value of the 424,765 warrants immediately before exchange in the amount of $645,108, (b) the fair value of the warrants immediately after the exchange in the amount of $1,712,984, and (c) recorded the difference as a deemed dividend in the amount of $1,067,876. The warrants were valued using the Black-Scholes option pricing model using the following assumptions: a) fair value of common stock of $2.20, b) exercise prices of $15.54 pre-exchange and $3.00 post-exchange, c) terms of 4.87 years pre-exchange and seven years post-exchange, d) dividend rate of 0%, e) volatility of 132.3% pre-exchange and 131.9% post-exchange, and f) risk free interest rate of 4.45% pre-exchange and 4.36% post-exchange.

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

On December 19, 2022, the Company issued 2,828,320 shares of common stock and 2,828,320 warrants (of which 260,870 were cancelled subsequent to December 31, 2022), in the aggregate, upon entering into a securities purchase agreement for an aggregate purchase price of $32,525,680 and net proceeds of $30,600,319. The warrants have an exercise price of $11.50 per share and expire five years from the date of issuance. The Company allocated the proceeds between the common stock and net warrants issued and recorded a discount to the common stock associated with the warrants in the amount of $17,778,260 which was recorded as additional paid-in capital and a deemed dividend. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: a) fair value of common stock of $11.50, b) exercise price of $7.59, c) terms of five years, d) dividend rate of 0%, e) volatility of 157.53%, and f) risk free interest rate of 3.70%.

No options warrants or other potentially dilutive securities other than those disclosed above have been issued as of December 31, 2023.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Warrant Classification

The Company determines the classification of its warrants upon issuance by identifying the instrument issued to determine if it is debt or equity classified. The Company determined its warrants meet the scope exception in ASC 815-10 and are equity classified because, (a) the warrant is indexed to the Company’s own stock, (b) require settlement in equity shares, and (c) the Company has enough authorized and unissued shares.

NOTE 8 – INCOME TAXES

The Company provides for income taxes using an asset and liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

The domestic and foreign components of income (loss) before (benefit from) provision for income taxes were as follows:

	December 31, 2023	December 31, 2022
Domestic	$(2,832,980)	$(7,093,161)
Foreign	(15,709,674)	(5,962,159)
	$(18,542,654)	$(13,055,320)

The components of the (benefit from) provision for income taxes are as follows:

	December 31, 2023	December 31, 2022
Current tax provision
Federal	$-	$-
State	-	-
Foreign	-	(75,724)
Total current tax provision	$-	$(75,724)

Deferred tax provision
Domestic	$-	$-
State	-	-
Foreign	-	850,775
Total deferred tax provision	$-	$850,775

Total current provision	$-	$775,051

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022
US
Loss before income taxes	$(18,542,654)	$(13,055,320)
Taxes under statutory US tax rates	$(3,893,957)	$(2,741,617)
Increase (decrease) in taxes resulting from:
Increase in valuation allowance	$4,339,572	$3,989,786
Foreign tax rate differential	$245,518	$34,601
Permanent differences	$(448,032)	$128,705
Prior period adjustments	$(151,879)	$(186,143)
State taxes	$(91,222)	$(450,280)
Income tax expense	$-	$775,052

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	December 31, 2023	December 31, 2022
Net operating loss carryforward	$7,621,277	$5,899,702
Capital loss carryforward	801,744	801,744
Section 163(j) carryforward	563,138	561,130
Foreign exchange	129,916	297,263
Allowance for doubtful accounts	4,404,277	1,616,926
Accrued expenses	261,466	352,025
Mark to market adjustment in securities	358,761	358,761
Lease liability	261,377	259,381
Capitalized research & development costs	52,261	-
Depreciation	(35,734)	(22,914)
Total deferred tax assets	14,418,483	10,124,018

Intangibles	(15,845)	(8,139)
Inventory	4,853	(49,961)
Right of use asset	(258,770)	(256,769)
Goodwill	(10,980)	(10,979)
Total deferred tax liabilities	(280,742)	(325,848)
Valuation allowance	(14,137,741)	(9,798,170)
Net deferred tax assets	$-	$-

At December 31, 2023, the Company had U.S. net operating loss (“NOL”) carryforwards of approximately $21,516,941 that may be offset against future taxable income, subject to limitation under IRC Section 382. Of the $21.5 million Federal NOL carryforwards, $2.5 million are pre-2018 and begin to expire in 2031. The remaining balance of $19 million, are limited to utilization of 80% of taxable income but do not have an expiration. At December 31, 2023, the Company had Greek NOL carryforwards of $2,240,902 and had UK NOL carryforwards of $1,753,800. A valuation allowance exists for all operations, based on a more likely than not criterion and in consideration of all available positive and negative evidence.

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

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

The Company applied the “more-likely-than-not” recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of December 31, 2023 and December 31, 2022, respectively. We recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense.

The Company files income tax returns in Illinois, United States, and in foreign jurisdictions including Greece and the United Kingdom. As of December 31, 2023, all domestic tax years are open to tax authority examination due the availability of net operating loss deductions, 2010 through 2023. In Greece, the statute of limitations is open for five years, 2018 through 2023. In the United Kingdom, the statute of limitations is open for four years, 2019 through 2023. Currently, there are no ongoing tax authority income tax examinations.

NOTE 9 – RELATED PARTY TRANSACTIONS

Doc Pharma S.A.

Doc Pharma S.A. is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the wife of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma S.A. in the past.

Prepaid expenses and other current assets – related party

As of December 31, 2023, and December 31, 2022, the Company had a prepaid balance of $4,347,184 and $3,320,345, respectively, to Doc Pharma related to purchases of inventory.

Accounts payable and accrued expenses – related party

As of December 31, 2023, and December 31, 2022, the Company had an accounts payable balance to Doc Pharma of $34,217 and $201,991, respectively.

Accounts receivable – related party

Additionally, the Company had a receivable balance of $2,386,721 and $2,070,570 from Doc Pharma S.A. as of December 31, 2023, and December 31, 2022, respectively.

Sales and Purchases

During the years ended December 31, 2023 and 2022, the Company purchased a total of $1,365,324 and $1,755,103 of products from Doc Pharma S.A., respectively. During the years ended December 31, 2023 and 2022, the Company had $619,637 and $1,058,780 revenue from Doc Pharma, respectively.

Other Agreements

On October 10, 2020, the Company entered into a contract manufacturer outsourcing (“CMO”) agreement with Doc Pharma whereby Doc Pharma is responsible for the development and manufacturing of pharmaceutical products and nutritional supplements according to the Company’s specifications based on strict pharmaceutical standards and good manufacturing practice (“GMP”) protocols as the National Organization for Medicines requires. The Company has the exclusive ownership rights for trading and distribution of its own branded nutritional supplements named “Sky Premium Life®”. The duration of the agreement is for five years, however, either party may terminate the agreement at any time giving six-month advance notice. Doc Pharma is exclusively responsible for supplying the raw materials and packaging required to manufacture the final product. However, they are not responsible for potential delays that may arise, concerning their import. Doc Pharma is also obligated to store the raw and packaging materials. The delivery of raw and packaging materials should be purchased at least 30 and 25 days, respectively, before the delivery date of the final product. The Manufacturer solely delivers the finished product to the Company. There is a minimum order quantity (“MoQ”) of 1,000 pieces per product code. Both parties have agreed that the Company will deposit 60% of the total cost upon agreement and assignment and 40% of the total cost including VAT charge upon the delivery date. The prices are indicative and are subject to amendments if the cost of the raw material or the production cost change.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022, the Company has purchased €1,144,043 ($1,237,467) and €1,653,911 ($1,742,282), respectively, in inventory related to this agreement.

On May 17, 2021, Doc Pharma and the Company entered into a Research and Development (“R&D”) agreement whereby Doc Pharma will be responsible for the research, development, design, registration, copy rights and licenses of 250 nutritional supplements for the final products called Sky Premium Life®. These products will be sold in Greece and abroad. The total cost of this project will be €1,425,000 plus VAT and will be done over three phases as follows: Design & Development (€725,000); Control and Product Manufacturing (€250,000) and Clinical Study and Research (€450,000). SkyPharm has bought a total of as of 81 licenses at value of €554,500 ($593,204) which is 38.91% of the total cost, as of December 31, 2022. During the year ended December 31, 2023, 24 additional licenses were purchased at value of €475,014 ($525,461). The agreement will terminate on December 31, 2025.

Purchase of branded pharmaceuticals

On June 28, 2023, the Company approved the purchase of five proprietary and innovative branded pharmaceuticals with significant market presence and material profit contribution from Zakalia Ltd., the parent company of Doc Pharma, for €1,800,000 ($1,965,600). The transaction was settled on a non-cash basis through the reduction, of an equivalent amount, of prepaid expense balances the Company held with Doc Pharma. The purchased branded pharmaceuticals are presented in “Goodwill and intangible assets, net” on the accompanying consolidated balance sheets. On December 29, 2023, the Company approved the purchase of additional 19 licenses from Doc Pharma, of a total value of €3,200,000 ($3,539,840). This transaction was also settled on a non-cash basis through the reduction, of an equivalent amount, of prepaid expense balances the Company held with Doc Pharma.

Loans receivable - related party

The balance of prepaid expenses due Doc Pharma as of December 31, 2022, had increased to €7,103,706 ($7,599,545), which was mainly attributable to the prepayments SkyPharm S.A. made in accordance with the CMO agreement and the extensive orders and sales of the SPL products the Company expects to achieve within 2023, mainly through its Amazon channels in the UK, Singapore, Canada and other countries. However, as the benefit from a significant portion of the prepaid balance would not have been realized within a 12-month period, the Company opted to secure a portion of the outstanding prepaid balance through a loan agreement. SkyPharm S.A. (the “Lender”) entered into a loan agreement with Doc Pharma (the “Borrower”) for €4,000,000 ($4,279,200), all of which was financed through the outstanding prepaid balance. The duration of the loan is for a 10-year period up to December 1, 2032 (the “Maturity Date”). The loan bears a fixed interest rate of 5.5% payable on a monthly basis and will be repayable in 120 equal instalments of €33,333.33 ($35,660). The loan may be prepaid anytime during its duration in full or partially based on the Company’s product requirements and other factors, without Doc Pharma incurring any prepayment penalty. As of December 31, 2023 and December 31, 2022, the loan had a current portion of €400,000 ($442,480) and €400,000 ($427,720), and a non-current portion of €3,200,000 ($3,539,840), and €3,600,000 ($3,851,280), respectively, which is classified as “Loans receivable – related party” on the accompanying consolidated balance sheets. During the year ended December 31, 2023, the Company received €400,000 ($442,480) in principal repayments, and €209,917 ($232,210) of interest repayments. Additionally, during the year ended December 31, 2023, the Company recorded €201,057 ($217,476) as interest income relating to this loan.

Cana Laboratories Holding Limited

Cana was considered a related party as the Company had signed a binding letter of intent and an SPA for the acquisition of Cana. The acquisition was completed on June 30, 2023 according to the SPA signed on May 31, 2023. Thus, all balances between the Company and Cana were eliminated upon consolidation as of December 31, 2023. The Secured Promissory Note discussed below was included in consideration transferred upon acquisition.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Loans receivable - Related Party - Long Term

On February 28, 2023 (Issue Date) the Company signed a Secured Promissory Note with Cana Laboratories Holding (Cyprus) Limited (the “Holder”), whereby the Holder borrowed the sum of €4,100,000 ($4,457,520) from the Company. Interest on the Principal Amount under this Note shall accrue at a rate equal to Five Percent (5%) plus one month LIBOR per annum (5.47% as of December 31, 2023). The maturity date (“Maturity Date”) of this Note shall be five years from the Issue Date. The Principal Amount, as well as all accrued interest shall be due and payable on the Maturity Date. During the six months ended June 30, 2023, the Company recorded interest income of €137,138 ($148,789). Following, the completion of Cana’s acquisition on June 30, 2023 the balance of the Note was eliminated on a consolidated level.

Panagiotis Kozaris

Panagiotis Kozaris is considered a related party due to the fact that he is a former General operational manager and current employee of Cosmofarm S.A.

Prepaid Expenses and Other Current Assets - Related Party

From time-to-time the Company purchases back shares that Panagiotis Kozaris owns and records them as treasury shares. The Company pays Panagiotis Kozaris in advance for the shares owned and obtains the shares upon execution of a cumulative stock-purchase agreement (“SPA”). During the years ended December 31, 2023 and 2022, the Company paid Panagiotis Kozaris an additional sum of $51,159 and $143,056 respectively for shares owned, however, no SPA for these funds has been executed as of December 31, 2023. The Company intends to execute a cumulative SPA for these amounts during 2024. The total balances owed of $194,215 and $143,056 are included in “Prepaid expenses and other current assets - related party”, on the accompanying consolidated balance sheets as of December 31, 2023 and 2022, respectively.

Basotho Investment Limited

Basotho Investment Limited is considered a related party once Panagiotis Kozaris (former General operational manager and current employee of Cosmofarm S.A) is one of its directors.

General and administrative expenses

On November 21, 2023, the Company issued 120,000 shares of common stock to Basotho Investment Limited for services rendered. The fair value of these shares for the period ended December 31, 2023 was $10,300, which was recorded as general and administrative expense.

Maria Kozari

Maria Kozari is considered a related party to the Company due to the fact that she is the daughter of Panagiotis Kozaris, a former Operational General Manager and current employee of Cosmofarm S.A.

Accounts Receivable - Related Party

During 2021, the Company, through its subsidiary, Cosmofarm SA, commenced a partnership with a pharmacy called “Pharmacy & More”, owned by Maria Kozari. The transactions with the respective pharmacy were in Cosmofarm’s normal course of business, however, a more flexible credit policy was allowed as the pharmacy was new and needed to be established in the market. During the years ended December 31, 2023 and 2022 the Company’s net sales to Pharmacy & More amounted to $480,029 and $463,467 respectively. As of December 31, 2023 and 2022 the Company’s outstanding receivable balance due from the pharmacy amounted to $1,142,402 (€1,032,726) and $760,025 (€710,436), respectively, and are included in “Accounts receivable - related party”, on the accompanying consolidated balance sheets.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

The Company plans to acquire Pharmacy & More within fiscal year 2024. Upon acquisition, the Company intends to offset the outstanding receivable balance with the corresponding purchase price and additionally plans to make Pharmacy & More the first shop-in-shop of its own branded line of nutraceutical products, Sky Premium Life® (SPL).

Other Related Parties

Additionally, the Company has the following balances as of December 31, 2023: a) a balance of $98,000 relating to unpaid salaries and bonuses due to George Terzis, the CFO of the Company, classified as “Accounts payable and accrued expenses - related party” in the Company’s consolidated balance sheets, b) a net payable balance of $85,332 due to Konstantinos Gaston Kanaroglou, former manager and current employee of the Company’s wholly owned subsidiary Cana, classified as "Accounts receivable" in the Company’s consolidated balance sheets.

Notes Payable – Related Party

A summary of the Company’s related party notes payable during the years ended December 31, 2023 and 2022 is presented below:

	2023	2022

Beginning Balance	$10,912	$464,264
Payments	-	(472,920)
Foreign currency translation	371	19,568
Ending Balance	$11,283	$10,912

Grigorios Siokas

Grigorios Siokas is the Company’s CEO and principal shareholder.

On December 20, 2018, the €1,500,000 ($1,718,400) note payable, originally borrowed pursuant to a Loan Agreement with a third-party lender, dated March 16, 2018, was transferred to Grigorios Siokas. The note bore an interest rate of 4.7% per annum, originally matured on March 18, 2019 pursuant to the original agreement which was extended to December 31, 2021, and again to December 31, 2023. During the year ended December 31, 2022, the Note was paid in full and as of December 31, 2023 the Company had no outstanding balance. As of December 31, 2023 and 2022, the Company had accrued interest of $0 and €192,891 ($206,355), respectively, outstanding related to this loan, classified under “Accrued interest” in the Company’s consolidated balance sheets.

Dimitrios Goulielmos

Dimitris Goulielmos was the Company’s former CEO and a Director of the Company.

On November 21, 2014, the Company entered into an agreement with Dimitrios Goulielmos, as amended on November 4, 2016. Pursuant to the amendment, this loan has no maturity date and is non-interest bearing. As of December 31, 2023 and 2022, the Company had a principal balance of €10,200 ($11,283) and €10,200 ($10,912), respectively.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the years ended December 31, 2023 and 2022, the Company recorded a foreign currency translation loss of $371 and $19,568, respectively.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Loans Payable – Related Party

A summary of the Company’s related party loans payable during the years ended December 31, 2023 and 2022 is presented below:

	2023	2022

Beginning balance	$12,821	$1,293,472
Proceeds	-	3,635,756
Payments	-	(4,851,678)
Foreign currency translation	436	(64,729)
Ending balance	$13,257	$12,821

Grigorios Siokas

From time to time, Grigorios Siokas loans the Company funds in the form of non-interest bearing, no-term loans. As of December 31, 2022, the Company had an outstanding principal balance under these loans of $12,821 in loans payable to Grigorios Siokas. As of December 31, 2023, the Company had an outstanding principal balance of $13,257 related to this payable.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the years ended December 31, 2023 and 2022, the Company recorded a loss of $436 and a gain of $64,729, respectively.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

NOTE 10 – LINES OF CREDIT

A summary of the Company’s lines of credit as of December 31, 2023 and 2022, is presented below:

	December 31, 2023	December 31, 2022
National	$3,918,523	$3,103,605
Alpha	1,130,140	991,492
Pancreta	1,122,210	1,232,128
EFG	459,400	431,512
Ending balance	$6,630,273	$5,758,737

The Company has three lines of credit with the National Bank of Greece, which are renewed annually. The three lines have interest rates of 6.00% (the “National Bank LOC”), 3.6% (the “COSME 2 Facility”), and 3.6% plus the six-month Euribor rate and any contributions currently in force by law on certain lines of credit (the “COSME 1 Facility”).

The maximum borrowing allowed for the 6% line of credit was $3,290,945 and $3,182,655 as of December 31, 2023 and 2022, respectively. The outstanding balance of the facility was $2,829,828 and $2,118,952, as of December 31, 2023 and 2022, respectively.

The cumulative maximum borrowing allowed for the COSME 1 Facility and COSME 2 Facility (collectively, the “Facilities”) was $1,106,200 and $1,069,800 as of December 31, 2023 and 2022, respectively. The outstanding balance of the Facilities was $1,099,255 and $984,653 as of December 31, 2023 and 2022, respectively.

The Company maintains a line of credit with Alpha Bank of Greece (“Alpha LOC”), which is renewed annually and has a current interest rate of 6.00%. The maximum borrowing allowed was $1,106,200 and $1,069,800 as of December 31, 2023 and 2022, respectively. The outstanding balance of the Alpha LOC was $1,130,141 and $991,429, as of December 31, 2023 and 2022, respectively.

The Company holds a line of credit with Pancreta Bank (“Pancreta LOC”), which is renewed annually and has a current interest rate of 4.10%. The maximum borrowing allowed as of December 31, 2023 and 2022 was $1,537,618 and $1,487,022, respectively. The outstanding balance of the Pancreta LOC as of December 31, 2023 and 2022 was $1,122,210 and $1,232,128, respectively.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

The Company maintains a line of credit with EGF (“EGF LOC”), which is renewed annually and has a current interest rate of 4.49%. The maximum borrowing allowed as of December 31, 2023 and 2022 was $442,480 and $427,920, respectively. The outstanding balance of the EGF LOC as of December 31, 2023 and 2022 was $459,400 and $431,512, respectively.

Under the aforementioned line of credit agreements, the Company is required to maintain certain financial ratios and covenants. As of December 31, 2023 and 2022, the Company was in compliance with these ratios and covenants.

All lines of credit are guaranteed by customer receivable checks, which are a type of factoring in which postponed customer checks are assigned by the Company to the bank, in order to be financed at an agreed upon rate.

Interest expense on the Company’s outstanding lines of credit balances for the years ended December 31, 2023 and 2022, was $393,628 and $294,156, respectively.

NOTE 11 – CONVERTIBLE DEBT

A summary of the Company’s convertible debt during the years ended December 31, 2023 and 2022 is presented below:

	2023	2022

Beginning balance convertible notes	$100,000	$640,000
New notes		-
Payments	(100,000)	(525,000)
Conversion to common stock		(15,000)
Subtotal notes	-	100,000
Debt discount at year end	-	-
Convertible note payable, net of discount	$-	$100,000

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

On May 1, 2022, the Company issued 1,574 shares of common stock to convert the outstanding principal and accrued interest balance of $26,515. Following the conversion, the outstanding balance of the above Note is $0. Upon conversion, the 1,574 shares were issued at a fair value of $38,144 which was recorded as equity. Accordingly, upon conversion, the Company reduced its derivative liability by $11,629 (see Note 7).

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

The Company determined that the embedded conversion feature of the convertible promissory note meets the definition of a derivative liability which is accounted for separately. The Company determined a derivative liability exists and determined that the embedded derivative was valued at $456,570 which was recorded as a debt discount, and together with the original issue discount and transaction expenses of $43,000, in the aggregate of $499,570, is being amortized over the life of the loan. As of December 31, 2022 the full amount of the debt discount has been amortized. Therefore, as of December 31, 2023 and 2022, the fair value of the derivative liability was $0 and $0, respectively. For the years ended December 31, 2023 and 2022, the Company recorded a loss on the change in fair value of the derivative of $0 and a loss of $5,807, respectively.

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

However, the listing to NEO Stock Exchange did not occur. As of December 31, 2022, the Company had a principal balance of $100,000 and had accrued $13,740 in interest expense. During the year ended December 31, 2023, the Company paid the balance in full.

The Company determined that the embedded conversion feature of the convertible promissory note meets the definition of a derivative liability which is accounted for separately. The Company measured the embedded derivative valued at $62,619 which was recorded as a debt discount and additional paid-in capital and was being amortized over the life of the loan. As of December 31, 2022, the debt discount had been fully amortized. As of December 31, 2023 and 2022, the fair value of the derivative liability was $0 and $54,293, respectively. For the years ended December 31, 2023 and 2022, the Company recorded a loss of $3,384 and $14,450, respectively, from the change in fair value of derivative liability, which is included in “Other expense, net" in the consolidated statements of operations and comprehensive loss.

The Company considered both the note payable and conversion feature separately and upon settlement. The Company re-valued the conversion feature to fair value and applied extinguishment accounting as the debt has now been settled. Because the conversion feature is extinguished upon settling the note, the value of the conversion feature goes though debt extinguishment and the Company recorded a gain on settlement of debt, which totaled $50,909 for the year ended December 31, 2023.

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

As of December 31, 2022, the Company repaid the remaining outstanding balance of the note and thus its outstanding balance as of the end of the period was $0. For the years ended December 31, 2023 and 2022, the Company recorded amortization of debt discount in the amount of $0 and $18,185, respectively, which is included in "Non-cash interest expense" on the accompanying statements of operations and comprehensive loss.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Securities Purchase Agreement

On September 17, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with a third party whereby the Company agree to issue 5,000,000 shares of Series A Preferred Stock at a purchase price of $1.00 per share or $5,000,000 in the aggregate, and a Warrant (the “Warrant”) to purchase 100% of the number of shares of the Company’s Common Stock issuable upon conversion of the Series A Preferred Stock. The Series A Preferred Stock will be convertible into the Company’s Common Stock as determined by multiplying the number of shares of Series A Preferred Stock to be converted by the lower of (i) $100.00 or (ii) 80% of the average volume weighted average price for the Company’s Common Stock for the five days prior to the date of Uplisting, subject to a floor of $75.00 per share. The shares of common stock issuable upon conversion of Series A Preferred Stock and exercise of the Warrants are subject to a Registration Right Agreement. The Warrant has an exercise price equal to 110% of the Conversion Price of the Series A Preferred Stock and expires five years from the date of issuance.

The SPA is subject to certain conditions to close. As of December 31, 2023 and the date of this filing, the conditions to close had not been met, the funds have not been transferred, the preferred shares and the warrant was not issued. The SPA automatically terminated on March 31, 2022.

Derivative Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2023 and 2022:

Amount
Balance on January 1, 2022	$45,665
Issuances to debt discount	-
Reduction of derivative related to conversions	(11,629)
Change in fair value of derivative liabilities	20,257
Balance on December 31, 2022	54,293
Reduction of derivative related to conversions	(50,909)
Change in fair value of derivative liabilities	(3,384)
Balance on December 31, 2023	$-

The fair value of the derivative conversion features as of December 31, 2023 and 2022 were calculated using a Monte-Carlo option model valued with the following assumptions:

	December 31,	December 31,
	2023	2022
Dividend yield	-	0%
Expected volatility	-	87.9%-157.2
Risk free interest rate	-	1.46%-3.75
Contractual terms (in years)	-	1.25 - 0.75

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

NOTE 12 – NOTES PAYABLE

A summary of the Company’s third-party debt during the years ended December 31, 2023 and 2022 is presented below:

December 31, 2023	Trade Facility	Third Party	COVID Loans	Total
Beginning balance, December 31, 2022	$3,305,532	$1,505,078	$207,377	$5,017,987
Proceeds	-	1,082,231	-	1,082,231
Payments	(1,155,310)	(415,557)	(27,027)	(1,597,894)
Oher additions	-	317,880	-	317,880
Debt forgiveness	(306,637)	-	-	(306,637)
Foreign currency translation	64,610	21,516	6,534	92,660
Ending balance, December 31, 2023	1,908,195	2,511,148	186,884	4,606,227
Notes payable – long-term	(1,327,440)	(1,549,768)	(158,133)	(3,035,341)
Notes payable - short-term	$580,755	$961,380	$28,751	$1,570,886

December 31, 2022	Loan Facility	Trade Facility	Third Party	COVID Loans	Total
Beginning balance	$1,299,784	$6,207,010	$10,077,977	$641,291	$18,226,062
Proceeds	-	-	492,336	-	492,336
Payments	(240,705)	(2,795,786)	(9,494,823)	(10,029)	(12,541,343)
Conversion of debt	(1,190,000)	-	-	-	(1,190,000)
Recapitalized upon debt modification	(81,923)	(221,060)	(781,752)	-	(1,084,735)
Accretion of debt and debt discount	81,910	216,182	781,752	-	1,079,844
Prior year reclassification from Line of Credit	-	-	407,174	(407,174)	-
Foreign currency translation	130,934	(100,814)	22,414	(16,711)	35,823
Subtotal	-	3,305,532	1,505,078	207,377	5,017,987
Notes payable - long-term	-	(1,604,700)	(1,076,698)	(178,172)	(2,859,570)
Notes payable - short-term	$-	$1,700,832	$428,380	$29,205	$2,158,417

Our outstanding debt as of December 31, 2023 is repayable as follows:

December 31, 2023
2024	$1,570,886
2025	2,032,967
2026	457,784
2027	312,314
2028 and thereafter	232,276
Total debt	4,606,227
Less: notes payable - current portion	(1,570,886)
Notes payable - long term portion	$3,035,341

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

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

The principal debt balance was paid in full during the year ended December 31, 2022. As of December 31, 2023 and 2022, the outstanding principal balance on the debt was $0, and it had accrued interest expense of $0 and $12,853, respectively.

The debt is subject to acceleration in an Event of Default (as defined in the Notes). This agreement is secured by a personal guaranty of Grigorios Siokas, which is secured by a pledge of 40,000 shares of common stock of the Company owned by Mr. Siokas.

During the year ended December 31, 2022, the maturity of the facility was informally extended to December 31, 2022. The Company reassessed and adjusted accordingly the accretion of the debt extinguishment effect described above.

Trade Facility Agreements

On May 12, 2017, SkyPharm entered into a Trade Finance Facility Agreement (the “TFF”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender” or “Synthesis”) as amended on November 16, 2017, and May 16, 2018.

On October 17, 2018, the Company entered into a further amended agreement with Synthesis whereby the current balance on the TFF as of October 1, 2018, which was €4,866,910 ($5,629,555) and related accrued interest of €453,094 ($524,094) would be split into two principal balances of Euro €2,000,000 ($2,316,000), (the “EURO Loan”) and USD $4,000,000 (the “USD Loan”). Interest on both the EURO Loan and USD Loan commenced on October 1, 2018, at 6% per annum plus one-month Euribor (3.90% as of December 31, 2023), and 6% plus one-month LIBOR (fully paid as of December 31, 2023), respectively.

On December 30, 2020, the Company transferred the EURO Loan to a new third-party lender. The terms remained the same except interest accrues at 5.5% per annum plus one-month Euribor (3.87% as of December 31, 2023). The principal was scheduled to be repaid in a total of five quarterly installments beginning October 31, 2021 of €50,000 ($54,600) each with a final repayment of €1,800,000 ($1,965,600) Euro payable on October 31, 2022.

On March 3, 2022, the Company entered into a modification agreement to extend the maturity date to January 10, 2023 and payments under the USD Loan. During June 2022, the Company agreed with the Lender to postpone the repayment of an installment of $500,000 due on June 30, 2022 (based on the modification agreement signed on March 3, 2022) until January 2023. During September 2022, the Company entered into an agreement with the Lender to postpone the repayment of the outstanding balance on the USD Loan of $3,950,000, plus unpaid accrued interest until January 2023. The Company capitalized fees paid upon modification of €200,000 ($221,060) that are being amortized over the life of the loan. The Company incurred non-cash interest expense of $200,000 during the year ended December 31, 2022 concerning the above capitalized fees.

During the year ended December 31, 2022, the Company repaid €175,000 ($191,100) of the EURO Loan and $2,593,363 of the USD Loan such that as of December 31, 2022, the Company had principal balances of €1,775,000 ($1,898,895) and $1,406,637 under the agreements, respectively. As of December 31, 2022, the Company had accrued $4,878 in interest expense related to these agreements.

On December 21, 2022 the USD Loan was assigned to GIB Fund Solutions ICAV (the “Fund”). On January 31, 2023, the Company paid $1,100,000 to the Fund under a full and final settlement agreement for the USD Loan, recording a gain on extinguishment of debt of $306,637 relating to the waiver of the unpaid balance. Additionally, the Company repaid €50,000 ($55,310) of the EURO Loan during the year ended December 31, 2023. As of December 31, 2023 the Company had an outstanding principal balance of €1,725,000 ($1,908,195), of which $1,327,440 is classified as “Notes payable - long term portion” on the consolidated balance sheets. As of December 31, 2023, the Company had accrued $161,274 in interest expense related to these agreements.

On December 22, 2022, SkyPharm signed an agreement for the extension of the payments and an increase in interest rate due under the EURO loan that was extended to be repaid with a balloon payment now due on October 31, 2025. This extension was agreed upon in writing on December 22, 2022, with a retroactive modification date to October 31, 2022 (the original maturity date).

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Third Party Debt

On November 16, 2015, the Company entered into a Loan Agreement with Panagiotis Drakopoulos, the Company’s former Director and former Chief Executive Officer, pursuant to which the Company borrowed €40,000 ($42,832) as a note payable from Mr. Drakopoulos. The note bore an interest rate of 6% per annum and was due and payable in full on November 15, 2016. As of December 31, 2022, the Company had an outstanding principal balance of €8,000 ($8,558) and accrued interest of €6,797 ($7,271). During the year ended December 31, 2023, the Company repaid the entire outstanding balance of €8,000. Therefore, as of December 31, 2023, the outstanding principal balance was $0. Mr. Drakopoulos is not considered a related party since he is no longer employed by the Company and currently holds no equity position in the Company.

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

June 23, 2020 Debt Agreement

On June 23, 2020, the Company’s subsidiary, Cosmofarm, entered into an agreement with the National Bank of Greece S.A. (the “Bank”) to borrow a maximum of €500,000 ($611,500). The note has a maturity date of 60 months from the date of the first disbursement, which includes a grace period of nine months. The total amount of the initial proceeds was received in three equal monthly installments. The note is interest bearing from the date of receipt and is payable every three months at an interest rate of 3.06% plus 3-month Euribor (3.96% as of December 31, 2023). The outstanding balance was €205,882 ($227,747) and €323,529 ($346,111) as of December 31, 2023 and 2022, respectively, of which $97,606 and $220,253 was classified as “Notes payable - long-term portion” respectively, on the accompanying consolidated balance sheets. During the year ended December 31, 2023, the Company repaid €117,647 ($130,141) of the principal balance.

June 24, 2020 Debt Agreement

On June 24, 2020, the Company’s subsidiary, Decahedron, received a loan £50,000 ($68,310) from the United Kingdom government. The loan has a ten-year maturity and bears interest at a rate of 2.5% per annum beginning 12-months after the initial disbursement, which was on July 10, 2020. The Company may prepay this loan without penalty at any time. As of December 31, 2022, the principal balance was £47,144 ($56,936). As of December 31, 2023, the principal balance was £40,858 ($52,066).

November 19, 2020 Debt Agreement

On November 19, 2020, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($611,500). The note matures on November 18, 2025 and bears an annual interest rate, based on a 360-day year, of 3% plus .6% plus 6-month Euribor when Euribor is positive (4% as of December 31, 2023). The principal is to be repaid in 18 quarterly installments of €27,778 ($30,333). During the year ended December 31, 2022, the Company repaid €111,111 ($118,867) of the principal and as of December 31, 2022, the Company had accrued interest of $8,069 related to this note and a principal balance of €333,333 ($356,600), of which $237,733 is classified as “Notes payable - long term portion” on the accompanying consolidated balance sheets. During the year ended December 31, 2023, the Company repaid €111,111 ($122,911) of the principal and as of December 31, 2023, the Company has accrued interest of €11,191 ($12,379) related to this note and a principal balance of €222,222 ($245,822), of which $122,911 is classified as “Notes payable - long term portion” on the accompanying consolidated balance sheets.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

July 30, 2021 Debt Agreement

On July 30, 2021, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($578,850). The note matures on August 5, 2026 and bears an annual interest rate that applies to 60% of the principal of the note that is based on a 365-day year, of 5.84% plus 3-month Euribor when Euribor is positive (3.96% as of December 31, 2023). Pursuant to the terms of the agreement, there is a nine-month grace period for principal repayment during which interest is accrued. The principal is to be repaid in 18 quarterly installments of €27,778 commencing three months from the end of the grace period. During the year ended December 31, 2022, the Company repaid €77,985 ($83,428) of the principal balance. As of December 31, 2022, the Company had accrued interest of €2,509 ($2,728) and a principal balance of €422,016 ($451,472), of which $336,788 is classified as notes payable – long term portion on the accompanying consolidated balance sheet. During the year ended December 31, 2023, the Company repaid €79,006 ($87,396) of the principal. As of December 31, 2023 and 2022, the Company had accrued interest of €10,905 ($12,063) and €2,898 ($3,100) principal of €316,900 ($350,555) and €500,000 ($565,900), of which $227,065 and $477,637 is classified as “Notes payable - long term portion” on the accompanying consolidated balance sheets.

June 9, 2022 Debt Agreement

On June 9, 2022 the Company entered into an agreement with a third-party lender in the principal amount of €320,000 ($335,008), the “Note”. The Note matures on June 16, 2027 and bears an annual interest rate of 3.89% plus an additional rate of 0.60%, plus the 3-month Euribor (3.96% as of December 31, 2023). Pursuant to the agreement, there is a 12-month grace period for principal repayment during which interest is accrued. The principal is to be repaid in 17 equal quarterly installments of €18,824 commencing on June 30, 2023. During the year ended December 31, 2023, the Company repaid €60,000 ($66,372) of the principal. As of December 31, 2023 and 2022 the Company has accrued interest of €11,043 ($12,215) and €7,707 ($8,379), respectively, and an outstanding balance of €260,000 ($287,612) and €320,000($342,336), of which $204,322 and $281,924, respectively, is classified as “Notes payable - long term portion” on the accompanying consolidated balance sheets.

August 29, 2022 Promissory Note

On August 29, 2022, the Company entered into a promissory note for the principal amount of $166,667. The Company received $150,000 in cash and recorded $16,667 as an original issue discount upon issuance. The promissory note matured on the earlier of (a) December 27, 2022, or (b) the date the Company completes a debt or equity financing of at least $1,000,000. The debt carried an annual interest rate of 12% which was due upon maturity. As of December 31, 2022, the Company had repaid the principal balance in full and had a balance of $5,041 in accrued interest related to this note. The Company repaid the outstanding interest during the year ended December 31, 2023 and thus the balance of both principal and interest as of December 31, 2023 is $0.

July 14, 2023 Debt Agreement

On July 14, 2023 the Company entered into an agreement with a third-party lender in the principal amount of €1,000,000 ($1,123,700), the “Note”. The Note matures on July 31, 2028 and bears an annual interest rate of 2.46% plus the 3-month Euribor (3.96% as of December 31, 2023). Pursuant to the agreement, there is a nine-month grace period for interest and principal repayment. The principal is to be repaid in 18 equal quarterly installments of €55,556 commencing on May 2, 2024. As of December 31, 2023 and 2022 the Company an outstanding balance of €977,700 ($1,081,532) and $0, of which $897,165 and $0, respectively, is classified as “Notes payable - long term portion” on the accompanying consolidated balance sheets.

COVID-19 Loans

On May 12, 2020, the Company’s subsidiary, SkyPharm, was granted and on May 22, 2020 received a €300,000 ($366,900) loan from the Greek government. The loan will be repaid in 40 equal monthly installments beginning on July 29, 2022. As a condition to the loan, the Company was required to retain the same number of employees until October 31, 2020. As of December 31, 2022, the principal balance was $150,441. During the year ended December 31, 2023, the Company repaid €18,750 ($20,741) of the principal balance. The outstanding balance as of December 31, 2023 is €121,875 ($134,818).

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

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

On March 20, 2023, the Company’s legal counsel provided notice to Marathon, that the Company terminated the Distribution and Equity Acquisition agreement dated on March 19, 2018 pursuant to Section 3.2 and that termination is effective thirty days from the date of the letter.

None of the above loans were made by any related parties.

NOTE 13 – LEASES

The Company has various operating and finance lease agreements with terms up to ten years, for various types of property and equipment (such as office space and vehicles) etc. Some leases include options to purchase, terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

Operating Leases

The Company’s weighted-average remaining lease term relating to its operating leases is 5.66 years, with a weighted-average discount rate of 6.74%.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of December 31, 2023:

Maturity of Operating Lease Liability
2024	350,428
2025	264,420
2026	199,155
2027 and thereafter	541,818
Total undiscounted operating lease payments	$1,355,821
Less: Imputed interest	(225,392)
Present value of operating lease liabilities	$1,130,429

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

The Company incurred lease expense, due to amortization of operating lease right-of-use assets, of $364,968 and $210,463 which was included in “General and administrative expenses,” for the 12 months ended December 31, 2023 and 2022, respectively.

Finance Leases

The Company’s weighted-average remaining lease term relating to its finance leases is 1.16 years, with a weighted-average discount rate of 6.74%.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s finance leases as of December 31, 2023:

Maturity of Lease Liability
2024	28,420
2025	5,337
Total undiscounted finance lease payments	$33,757
Less: Imputed interest	(1,274)
Present value of finance lease liabilities	$32,483

The Company had financing cash flows used in finances leases of $ 28,420 and $99,906 for the years ended December 31, 2023 and 2022, respectively.

The Company incurred interest expense on its finance leases of $ 2,903 and $16,467 which was included in “Interest expense,” for the years ended December 31, 2023 and 2022, respectively. The Company incurred amortization expense on its finance leases of $23,685 and $85,696 which was included in “Depreciation and amortization expense,” for the years ended December 31, 2023 and 2022, respectively.

NOTE 14 – OTHER LIABILITIES

The Company’s other liabilities include but are not limited to liabilities to local tax authorities, fines and payroll taxes, which comprise the largest portion of the balance as of December 31, 2023. The Company’s Greek subsidiaries have $2,430,517 in settled tax liabilities payable to the tax authorities in installments and $1,046,507 in payroll tax related current liabilities. Moreover, we have recorded a provision relating to the unaudited tax years of our subsidiary SkyPharm SA, of $591,547 and a provision for staff leaving compensation, based on the corresponding actuarial reports, of $408,665. Additionally, we have received prepayments from our customers of $207,204, included in “Other current liabilities” as of December 31, 2023. We classify the liabilities payable within the 12 months following the balance sheet date in “Other current liabilities” and the remaining balance is included in “Other Liabilities”.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of December 31, 2023, the following litigations were pending. None of the below is expected to have a material financial or operational impact.

Solgar Inc., a competitor of the Company, sued SkyPharm for product homogeneity regarding the nutraceutical line “Sky Premium Life”. As a result, Solgar requested the prohibition for SkyPharm to manufacture, import and sell, market or in any way possess and distribute, including internet sales and advertise in any way in the Greek market of “Sky Premium Life” due to homogeneity with Solgar’s products. Solgar Inc. has further requested to be awarded compensation for non-pecuniary damage amounting to €20,000 ($21,744). The case was heard on January 28, 2022, and the decision numbered 8842/2022 of the court of Thessaloniki was issued, which, accepted our claims and dismissed the Solgar Inc.’s lawsuit.

On July 22, 2015, the National Medicines Agency approved the license of wholesale sale of pharmaceutical products under the name SkyPharm SA with set validity at five years and an expiration date of July 22, 2020. Subsequently, SkyPharm on June 15, 2020, legally and timely submitted the application for renewal of the wholesale license of pharmaceutical products to the National Medicines Agency. The National Medicines Agency did not respond, therefore the Company asked for an immediate decision on the renewal. Two months after the filing of the no. 3459 / 15.01.2021 letter and almost nine months after the no. 627615.06.2020 Company application for the renewal, the National Medicines Agency replied by rejecting the renewal request on March 9, 2021 (ref. 62769 / 20-25.02.2021). In addition, document No. 127351-16.12.2021 of EOF (Greek National Medicines Organization) to SkyPharm states that after an inspection of EOF at the premises of Doc Pharma, we did not have a wholesale license in violation of article 106 par. 1b and par. 1c of the ministerial decision D.YG3a / GP.32221 / 29-4-2019. The National Medicines Agency imposed a fine of €15,000 ($16,214) on SkyPharm for the above case, which was included in “General and administrative” expense on the accompany statement of operations and comprehensive loss for the 12-month period ended December 31, 2023.

There has been a payment request by the Greek court, which relates to a fine arising from Cosmofarm’s tax audit for financial year 2014. The law with no. 483/16.12.2020 was used by the court against Cosmofarm (the “defendant”). The defendant appealed against the decision using the law with no.11541/09.03.2021. This appeal was dismissed after 120 days from its submission to the court. Additionally, there had been an obligation for payment of additional tax and fines related to this matter in the amount of €91,652 ($99,644), which the defendant has already settled. However, the defendant has claimed back the respective amount through appeal. As of December 31, 2023, the trial is still pending.

On January 25, 2023, a criminal case of dishonored checks against Cosmofarm’s customer Filippou, was heard at the Z’ Three-Member Misdemeanor Court of Athens, which was postponed to November 27, 2023, when the defendant was tried and found guilty.

On January 26, 2023, the appeal of the Company against Eleutheria Drakopoulou and decision 1389/2021of the Single-Member Court of First Instance of Athens was heard at the Athens Court of Appeal. The appeal was partially accepted. The Court ordered the return of the fee to the appellants, dismissed the action against the third defendant, Kozaris and accepted the action as regards the first and the second defendants (Kastrantas & Cosmofarm).

On October 23, 2023, a criminal case of dishonored check against Cosmofarm’s customer Kafantaris was heard at the Sixth Single-Member Misdemeanor Court of Athens, which was postponed to January 26, 2024, when the defendant was convicted by decision no. 1599/2024.

In October 2023, the Company’s subsidiary, Cana Laboratories Holding (Cyprus) Limited (“Cana”) was approached by an attorney at law on behalf of two clients which were requesting an amount of €39,211 as compensation for the value of 34.70 square meters in relation to an urban sprawl with respect to which an Act of Imputation had been issued by the department of Urban Planning. Our legal counsel’s response was that Cana was not obliged to accept the compensatory value agreed and suggested exploring out of court settlement. As of today, the clients’ Attorney at law has not come back with any suggestions.

Our subsidiary, Cana, has two pending lawsuits against Euaggelismos Hospital for a total sum of EUR 526,436 due to unpaid bills. The court date for one of the two lawsuits is set for December 11, 2024, and for the other one has not yet been set. The opinion of our legal advisor is that the collection of the total sum by the Company is almost certain.

Our subsidiary, Cana, has an unasserted claim against Papanikolaou Hospital for a total sum of EUR 89,300 due to unpaid bills, which will be asserted through a lawsuit. The opinion of our legal advisor is that the collection of the sum by the Company is almost certain.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

A lawsuit dated on April 5, 2018 against the Company’s subsidiary Cana by a former employee before the Athens court of instance was initially heard on October 12, 2018. The former employee was seeking that the termination of her employment contract to be considered null and void and was requesting compensation for late wages and moral damages. Following, numerous appeals the Judgment No. 1192/2024 was issued on September 26, 2023, which as explicitly stated by our legal counsel, requires Cana to rehire the former employee with the threat of a penalty of €200 for each day of non-compliance. As informed by our legal counsel, in order for the penalty to be effective the former employee should file a new lawsuit against Cana and request to get rehired. In case Cana denies the employment, then the penalty should be in effect. As of today, we have not received neither a lawsuit nor any request of employment by the former employee.

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

On November 21, 2023, the Company entered into certain consulting agreements with four third-party consultants for the provision of a variety of services such as digital marketing, advisory services relating to target acquisitions and M&As and other additional services as described in the respective agreements. The agreements have duration from ten to 18 months and the consultants will solely receive stock consideration for the services rendered. More precisely, they have been awarded a total of 970,000 shares of the Company’s common stock valued at a total of $999,100 based on the fair value of the Company’s common stock as of the agreements’ date. The corresponding consulting expense is accrued evenly over the term of the agreements. For the 12-month period ended December 31, 2023 the Company has recorded $77,250 as stocked based compensation for the above agreements, classified as “General and administrative expenses” in the Company’s consolidated statements of operations and comprehensive loss.

Research and Development Agreements

The Company entered into a Research & Development agreement with Doc Pharma S.A. on May 17, 2021. Under this agreement, Doc Pharma is responsible for the research, development, design, registration, copy rights and licenses of 250 nutritional supplements for the final products called Sky Premium Life®. More specifically, Doc Pharma is responsible for the product development and the Company has added 105 of such products codes in its portfolio as of December 31, 2023. The licenses purchased by Doc Pharma SA are capitalized and included in “Goodwill and intangible assets, net” of the Company’s Consolidated Balance Sheets as of December 31, 2023. Thus, no relevant R&D expense had been charged to the Company’s Consolidated Statements of Operations and Comprehensive Loss.

On June 26, 2022, the Company signed a research and development (“R&D”) agreement with a third party, through which the Company assigns to the third party the development of new products and services in the field of health, focusing on the human intestinal microbiome. The project includes two phases. Phase 1 has a 20-month duration and its cost amounts to EUR 758,000 ($838,450) and phase 2, has a 22-month duration and a cost of EUR 820,000 ($907,084). The amount will be due and payable upon completion of the corresponding phases. The Company records the corresponding R&D expense based on the project’s progress, which is invoiced by the third party in the relevant period. For the 12-month period ended December 31, 2023, the Company has incurred $164,859 of such costs included in “General and administrative expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

NOTE 16 – EARNINGS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to the common stockholders, decreased with respect to net income or increased with respect to net loss by dividends declared on preferred stock by using the weighted-average number of common shares outstanding. The dilutive effect of incremental common shares potentially issuable under outstanding options, warrants and restricted shares is included in diluted earnings per share in 2023 and 2022 utilizing the treasury stock method. The computations of basic and diluted per share data were as follows:

	2023	2022
Numerator for Basic and Diluted Earnings Per Share:
Net loss attributable to common stockholders	$(25,783,834)	$(63,945,285)
Denominator for Basic Earnings Per Share:
Weighted Average Shares	11,968,665	1,928,172
Potentially Dilutive Common Shares	-	-
Adjusted Weighted Average Shares	11,968,665	1,928,172
Basic and Diluted Net Loss per Share	(2.15)	(33.16)

The following table summarized the potential shares of common stock that were excluded from the computation of diluted net loss per share for the years ended December 31, 2023 and 2022 as such shares would have had an anti-dilutive effect:

	2023	2022
Common Stock Warrants	8,561,476	4,194,236
Common Stock Options	-	-
Convertible Debt	-	8,827
Total	8,561,476	4,203,063

NOTE 17 – STOCK OPTIONS AND WARRANTS

Options

As of December 31, 2023, there were 0 options outstanding and 0 options exercisable.

A summary of the Company’s option activity during the years ended December 31, 2023 and 2022 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, January 1, 2022	37,000	$1.32	0.01	$75,850
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	(37,000)	-	-	-
Balance Outstanding, December 31, 2022	-	$-	-	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2023	-	$-	-	$-

Exercisable, December 31, 2023	-	$-	-	$-

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Omnibus Equity Incentive Plan

On September 19, 2022 the Company held a Board of Directors meeting, whereas, the Board of Directors had elected to adopt an Omnibus Equity Incentive Plan (the “2022 Plan”), that includes reserving 200,000 shares of common stock eligible for issuance under the 2022 Plan to be registered on a Form S-8 Registration Statement with the SEC. The 2022 Plan is designed to enable the flexibility to grant equity awards to the Company’s officers, employees, non-employee directors and consultants and to ensure that it can continue to grant equity awards to eligible recipients at levels determined to be appropriate by the Board and/or the Compensation Committee. According to the Proxy Statement filed with the SEC on October 20, 2022, the 2022 Plan received final approval by the Company’s stockholders at the Annual Meeting of Stockholders held on December 2, 2022.

On April 3, 2023, the Company approved incentive stock awards for the CFO, certain officers and directors and other employees of the Company. The awards are in the form of restricted stock and will vest in two parts: 50% on October 2, 2023 and 50% on October 2, 2024. A total of 185,000 shares were awarded and a corresponding share-based compensation expense of $323,957 was recorded for the 12 months ended December 31, 2023, respectively, based on the amortization of fair value from the date of issuance of April 3, 2023 through December 31, 2023.

On August 21, 2023, the Board adopted, subject to stockholder approval, the Cosmos Health Inc. 2023 Omnibus Equity Incentive Plan (the “2023 Plan”). The 2023 Plan is designed to enable the flexibility to grant equity awards to our officers, employees, non-employee directors and consultants and to ensure that we can continue to grant equity awards to eligible recipients at levels determined to be appropriate by the Board and/or the Compensation Committee. Subject to certain adjustments (as provided in Section 4.2 of the 2023 Plan) and exception (as provided in Section 5.6(b) of the 2023 Plan), the maximum number of shares reserved for issuance under the Plan (including incentive share options) is 2,500,000 shares. The 2023 Plan was approved by the Company’s stockholders at the Annual Meeting of Stockholders held on September 18, 2023.

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

As of December 31, 2023, there were 8,561,476 warrants outstanding and 8,548,142 warrants exercisable with 8,548,142 warrants having expiration dates from March 2024 through October 2029 and 13,334 warrants with no expiration date.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

A summary of the Company’s warrant activity for the years ending December 31, 2023 and 2022 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, January 1, 2022	147,930	$50.50	2.04	$4,992,621
Granted	9,030,301	5.96	4.18	-
Forfeited	(424,767)	-	-	-
Exercised	(4,559,228)	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2022	4,194,236	$8.31	5.04	$2,562,600
Granted	7,524,933	1.65	5.13	-
Forfeited	-	-	-	-
Exercised	(3,152,386)	-	-	-
Expired	(5,307)	-	-	-
Balance Outstanding, December 31, 2023	8,561,476	$3.91	4.64	$18,801

Exercisable, December 31, 2023	8,548,142	$3.91	4.64	$18,801

NOTE 18 – DISAGGREGATION OF REVENUE

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

The Company disaggregates revenue by country to depict the nature and economic characteristics affecting revenue.

The following table presents our revenue disaggregated by country for the years ended:

Country	2023	2022
Croatia	$26,985	$38,596
Cyprus	180,404	92,685
Bulgaria	210,033	-
Ireland	1,636	-
Greece	50,526,307	49,812,839
United States	504	-
Cayman Islands	12,632	-
UK	2,418,373	403,532
Total	$53,376,874	$50,347,652

NOTE 19 – SEGMENT REPORTING

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

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

B. Information about reportable segments

The table below present's information about the Company's reportable segments for the 12-month period ended December 31, 2023. The accounting policies followed in the preparation of the reportable segments are the same with those followed in the preparation of the Company's consolidated financial statements.

12-month period ended December 31, 2023

	Wholesale	Pharma manufacturing	Nutraceuticals & Pharmaceuticals	Other	Total
Revenues	50,744,468	344,708	2,287,698	-	53,376,874
Segment profit / (loss)	(1,661,252)	(1,232,732)	(3,552,718)	(2,993,026)	(9,439,727)
Total assets	28,193,797	15,605,459	28,054,242	3,871,101	75,724,599

The following summary describes the operations of the reportable segment:

Reportable segments	Operations
Wholesale	Distribution and export of pharmaceutical products
Pharma manufacturing	Production of pharmaceutical products
Nutraceutical and pharmaceuticals	Trade of owned nutraceutical & pharmaceutical products

NOTE 20 – SUBSEQUENT EVENTS

On January 23, 2024, the Company completed the acquisition of Cloudscreen, a cutting-edge Artificial Intelligence (AI) powered platform. The acquisition is pursuant to the purchase agreement announced on October 11, 2023. Cloudscreen is a multimodal platform specialized in drug repurposing, a process that involves uncovering new target proteins or indications for existing drugs for use in treating different diseases. The total purchase price amounted to $637,080 and consisted of 280,000 shares of common stock with a fair value of $319,200 and an amount of $317,880 to be settled in cash during 2024 based on the Promissory Note signed on October 10, 2023. The Company accounted for the acquisition as an asset acquisition in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, (“ASC 805”) and recorded $637,080 as an intangible asset related to the technology platform acquired.

During the period March 15 to March 21, 2024, the Company raised additional equity funds through a Baby Shelf supplement to its Registration Statement on Form S-3 (No. 333-267550) filed with the SEC on February 29 and March 7, 2024. More specifically, the Company sold 901,488 shares of common stock for gross proceeds of $648,893. Placement agent’s fees and other commissions amounted to $23,153 and thus the total net proceeds for the period were $625,740.

On April 17, 2024, the Company received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that, because the Company had not yet filed its Annual Report on Form 10-K for the period ended December 31, 2023, it is no longer in compliance with Nasdaq Listing Rule 5250(c)(1). The Nasdaq letter had no immediate effect on the listing of the Company’s shares. The Nasdaq notification letter stated that the Company had 60 calendar days to submit to Nasdaq a plan to regain compliance with the Nasdaq Listing Rules. If a compliance plan is accepted, Nasdaq may grant up to 180 days from the prescribed due date to regain compliance.

On May 21, 2024, the Company received an additional delinquency letter from Nasdaq notifying the Company that it continued to be out of compliance with Nasdaq’s continued listing requirements set forth in Nasdaq Listing Rule 5250(c)(1) due to the Company’s failure to timely file its Form 10-Q for the period ended March 31, 2024, as well as remaining delinquent in filing its Annual Report on Form 10-K for the period ended December 31, 2023. The additional delinquency letter had no immediate effect on the listing of the Company’s shares on Nasdaq. On May 31, 2024, the Company provided its compliance plan to Nasdaq, in relation to the filing of its Form 10-K and Form 10-Q for the period ended March 31, 2024. On June 20, 2024, Nasdaq accepted the plan and initially granted the Company a period ending July 29, 2024 to file the delinquent reports. On July 30, 2024, Nasdaq further extended the filing deadline through October 14, 2024.

On April 22, 2024, the Company entered into a Rights Agreement by and between the Company and Globex Transfer, LLC, as Rights Agent, which Rights Agreement was previously approved and adopted by the Board of Directors of the Company on November 21, 2023. Pursuant to the Rights Agreement, the Board declared a dividend of one common share purchase right for each outstanding share of common stock, par value $0.001 of the Company. The Rights are distributable to stockholders of record as of the close of business on April 19, 2024. In general, the Rights Agreement works by causing substantial dilution to any person or group that acquires beneficial ownership of twenty percent (20%) or more of the Common Shares without the approval of the Board.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

On April 26, 2024, the Company dismissed KPMG as the Company’s independent registered accountant, effective immediately. The Company’s Audit Committee, mindful of certain filing deadlines under the US securities laws, unanimously voted in favor to dismiss KPMG as the Company’s independent auditors. KPMG was unable to complete the audit of the Company’s financial statements for the year ended December 31, 2023, on a timely basis. The Company’s Board of Directors agreed with such recommendation. The Company’s opinion was that there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure. In their letter, KPMG has the contrary opinion that there have been disagreements, between KPMG and the Company on the above. The Company objected to such statements made by KPMG and provided a relevant response letter.

On April 29, 2024, RBSM LLP (“RBSM”) was appointed by the Company’s Audit Committee as the Company’s independent registered public accounting firm, to audit the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2023, subject to customary client acceptance procedures.

On June 27, 2024, the Company signed an exclusive distribution agreement (the “Agreement”) with Pharmalink for its Sky Premium Life products in the United Arab Emirates (UAE). As part of the Agreement, Pharmalink will be responsible for all key functions, including sales and marketing, regulatory affairs, logistics, supply, and distribution of Sky Premium Life products in the UAE. Cosmos Health has secured its first purchase order from Pharmalink for 130,000 units and anticipates receiving orders of more than 500,000 units in the first year and in excess of 3,000,000 units over the next five years.

On July 19, 2024, the Company received a notification letter from Nasdaq, informing the Company that it has regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). To regain compliance with the Minimum Bid Price Requirement, the closing bid of the Company’s shares of common stock needed to be at least $1.00 per share for a minimum of ten consecutive business days. The notification letter confirmed that the Company achieved a closing bid price of $1.00 or greater per common share for ten consecutive business days from July 5, 2024 to July 18, 2024, thereby regaining compliance with the Minimum Bid Price Requirement. Accordingly, Nasdaq has determined that this matter is now closed. This cured the delinquency notified by Nasdaq on March 20, 2024 that the Company’s common stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive business days as required by the Nasdaq Listing Rules.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2023, as the result of the below weaknesses.

AS 2201 and the SEC define the term “material weakness” as “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.” We had the following material weaknesses at December 31, 2023 set forth below:

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and officers are listed below. Each of our directors will serve for one year or until their respective successors are elected and qualified. Our officers serve at the pleasure of the Board.

Name	Age	Position

Grigorios Siokas	58	CEO and Director

Georgios Terzis	42	CFO

Nikolaos Bardakis	55	COO

Suhel Bhutawala	45	Director and Commercial Director of Decahedron Ltd

Demetrios G. Demetriades	57	Secretary and Audit Committee Member

Manfred Ziegler	63	Director and Advisory Board Member

John J. Hoidas	57	Director and Audit Committee Member

Anastasios Aslidis	63	Director and Audit Committee Chairman

Grigorios Siokas joined us as CEO, CFO and Director on February 26, 2016. He has over 20 years’ experience in the pharmaceutical industry. Since 2014, he has served as the CEO and Operations Manager of SkyPharm SA a wholly owned subsidiary of the Company. SkyPharm SA is a pharmaceutical company located in Greece that mainly exports medicines from Greece to other European countries, such as Germany, England and Denmark. Prior to 2014, Mr. Siokas worked in a variety of sectors of the pharmaceutical industry mostly in the trading of medicines in Greece and other European countries. Additionally, since 2000 he has been a major shareholder in various pharmaceutical companies such as: Ippokratis Pharmaceuticals, (annual sales of over € 78 million); Thrakis Pharmaceuticals, (annual sales of over € 20 million); Thessalias Pharmaceuticals, (annual sales of over € 18 million); and ZED Pharma SA, (annual sales of over € 35 million). During the 1990s, Mr. Siokas founded and operated a marble wholesale import – export company in Germany. Within a period of two years, he became the 4th biggest Greek marble importer in Germany. He also ran a Tour Operation with many different airlines, serving millions of customers. Grigorios Siokas has a Bachelor’s Degree in Geology from the Aristotle University of Thessaloniki, Greece. He received a Master’s in management and finance from the University of Stuttgart and the University of Tuebigen, Germany.

Georgios Terzis

was elected CFO on November 11, 2020. Prior thereto he was employed by the Company as International Finance Manager. He has served as an Executive Consultant to several multinational advisory firms where, he achieved commitments of more than €50million funding, financing and state incentives to a numerus investment in healthcare, logistics, RES and manufacturing industries. George holds an MBA from Alba Graduate Business School and a Bachelor’s Degree in Financial Management from University of Attica. He is certified as an independent valuator of companies and private investments by the European Commission.

Nikolaos Bardakis was appointed as COO on February 1, 2023, succeeding Mr. Pavlos Ignatiades. Mr. Bardakis was for more than eleven years, the National Sales Director for Servier Hellas, a multinational pharmaceutical company specializing in the areas of Cardiovascular, Central Nervous System and Metabolic diseases, where he led a cross functional client focused team comprised of Sales, Trade, Marketing and Business Development personnel, managing over 130 employees. He gained international exposure, participating in several boards and meetings focused on European level design and launch projects, pioneering in international operations. Mr. Bardakis received a BS in Finance from American College of Greece along with relevant studies in Natural Sciences.

Demetrios G. Demetriades was elected as Secretary and Director of the Company effective January 13, 2014. Since January 2003, Mr. Demetriades has been Director of Highlander Spring Trading Ltd, a trading company. From November 2000 to December 2002 he was Marketing Director of Eurolink Securities Ltd which was involved in trading in the Cyprus Stock Exchange. From January 1995 to November 2000 he was Supervising Officer of Laiki Factors Ltd a financing company. As a member of the board, Mr. Demetriades contributes the benefits of his trading, executive leadership and management experience. Mr. Demetriades will be compensated for his service from time-to-time as the Board of Directors will determine. He was appointed to the Audit Committee during fiscal year 2021.

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

John J. Hoidas was elected a Member of the Company’s Board of Directors on November 18, 2016. He was also elected to the Audit Committee during the fiscal year 2021. Mr. Hoidas is a wealth management professional with extensive experience in the capital markets and specifically in the financing of pharmaceutical companies. He is currently the senior vice president of Uhlmann Price Securities based in Chicago. Over the previous years he achieved to raise significant amounts of capital for late-stage pre-IPO companies such as Organovo (ONVO), Invivo Therapeutics (NVIV) and Matinas BioPharma (MTNB) to name a few. He has served as a broker dealer to the following firms: Kingsbury Capital Investment Advisors, Kingsbury Capital LLC, Spencer Trask Ventures.

Dr. Anastasios Aslidis was elected to serve on the Board of Directors and was appointed as a chair of the Audit Committee, on April 28, 2022, He has been the CFO, Treasurer and a member of the board of directors of EuroDry. He is also member of the board of directors, Treasurer and CFO of Euroseas since September, 2005. He also served as consultant to the boards of directors of shipping companies (public and private) advising on strategy development, asset selection and investment timing. Dr. Aslidis holds a Ph.D. in Ocean Systems Management from the MIT, M.S. in Operations Research and M.S. in Ocean Systems Management also from the MIT, and a Diploma in Naval Architecture and Marine Engineering from the National Technical University of Athens.

Suhel Bhutawala, was elected to serve on the Board of Directors at the Company’s Annual General Meeting held on September 18, 2023. He has over 20 years of experience in the pharmaceutical industry. He has worked in different sectors such as: Community Pharmacies, R&D department of Pharmaceuticals and is currently working as a commercial director at Cosmos Health Inc.’s subsidiary, Decahedron Ltd, UK since 2017. Mr. Bhutawhala has bachelor’s degree in pharmacy and Master of Science degree from King’s College, London. Mr. Bhutawhala serves as a diverse member in the Company’s Board of Directors, as he is Asian.

On September 20, 2023, Pavlos Ignatiades, our Chief Communications Officer, resigned effective immediately. Mr. Ignatiades was Chief Operating Officer from March 2020 until February 1, 2023, when elected Chief Communications Officer. Prior to 2020, he was in charge of the daily activities of all of the Company’s subsidiaries.

Cosmos Health Board Diversity Matrix

The table below provides certain information with respect to the composition of the Board. Each of the categories listed in the table has the meaning ascribed to it in NASDAQ Listing Rule 5605(f)(1). Cosmos Health appointed Mr. Suhel Bhutawala as a diverse director during the fiscal year ended December 31, 2023, in compliance with Rule 5605(f)(2)(D).

You may also refer to the following link of the Company’s website for its Diversity Matrix:

https://assets.website-files.com/645aa02eeb8c3d552db586e5/645aa02eeb8c3d4788b5875d_Cosmos_Board_Diversity_Matrix.pdf

Board Diversity Matrix
Total Number of Directors	6
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	-	6	-	-
Part II: Demographic Background
African American or Black	-	-	-	-
Alaskan Native or Native American	-	-	-	-
Asian	-	1	-	-
Hispanic or Latinx	-	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-
White	-	5	-	-
Two or More Races or Ethnicities	-	-	-	-
LGBTQ+	-
Did Not Disclose Demographic Background	-

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

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses).

•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

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

All legal cases outstanding as of December 31, 2023 are disclosed in Note 15.

Audit Committee

We have a separately designated standing audit committee, which is appointed by our Board of Directors. On April 28, 2022, Dr. Anastasios Aslidis was elected to serve on the Board of Directors and was appointed as a chair of the Audit Committee, replacing Mr. Peter Goldstein, who submitted his resignation on the same date. Our four independent directors, Anastasios Aslidis, John Hoidas, Manfred Ziegler and Demetrios Demetriades serve on the Audit Committee. The primary function of the committee is to assist the Board of Directors in overseeing (1) the financial reporting and accounting processes of the Company, and (2) the financial statements audits of the Company. The Committee also prepares a written report to be included in the annual proxy statement of the Company pursuant to the applicable rules and regulations of the SEC. In furtherance of these purposes, the Committee shall maintain direct communication among the Company’s independent auditors and the Board of Directors. The independent auditors and any other registered public accounting firm engaged in preparing or issuing an audit report or performing other audit review or attest services for the Company shall report directly to the Committee and are ultimately accountable to the Committee and the Board of Directors.

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

Director Independence

Our board of directors has determined that each of John Hoidas, Anastasios Aslidis, Manfred Ziegler and Demetrios G. Demetriades qualify as an “independent board member” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2023, the following persons each failed to file, on a timely basis, one report concerning compensatory stock awards granted on May 3, 2023, required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2023: Georgios Terzis, Nikolaos Bardakis, Demetrios G. Demetriades, Manfred Ziegler, John Hoidas, Anastasios Aslidis, and Pavlos Ignatiades.

Code of Ethics

We have adopted a Code of Ethics for Financial Executives, which includes our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics has previously been filed as an exhibit with the SEC.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal year ended December 31, 2023 and 2022.

SUMMARY COMPENSATION TABLE

Name	YE	Salary	Bonus	Stock	Option	Non-Equity	Nonqualified	All Other	Total
		($)	($)	Awards	Awards	Incentive Plan	Deferred	Compensation	($)
				($)	($)	Compensation	Compensation	($)
						($)	Earnings
							($)
Grigorios	2023	1,080,000	1,800,000	-	-	-	-	-	2,880,000
Siokas (1)	2022	-	600,000	-	-	-	-	-	600,000
Georgios	2023	160,272	100,000	175,212	-	-	-	-	435,483
Terzis (2)	2022	22,121	50,000	-	-	-	-	36,000	108,121
Manfred	2023	-	-	8,761	-	-	-	12,500	21,261
Ziegler (3)	2022	-	10,000	-	-	-	-	-	10,000
Anastasios	2023	-	0	35,042	-	-	-	60,000	95,042
Aslidis(4)	2022	-	25,000	0	-	-	-	37,500	62,500
John	2023	-	-	8,761	-	-	-	29,500	38,261
Hoidas(5)	2022	-	10,000	-	-	-	-	-	10,000
Demetrios G.	2023	-	-	8,761	-	-	-	15,000	23,761
Demetriades (6)	2022	-	10,000	0	-	-	-	-	10,000
Nikolaos	2023	19,470	-	17,521	-	-	-	10,817	47,808
Bardakis (7)	2022	-	-	-	-	-	-	-	-
Suhel	2023	74,640	-	8,761	-	-	-	-	83,400
Bhutawala (8)	2022	-	-	-	-	-	-	-	-

 ________________

(1)	Mr. Siokas became the Company’s Chief Executive Officer and Director of the Company in 2016.
(2)	Mr. Terzis became the Company’s Chief Financial Officer on November 11, 2020.
(3)	Manfred Ziegler was first elected as Director at the AGM held on December 2, 2022.
(4)	Dr. Anastasios Aslidis was elected to serve on the Board of Directors and was appointed as a chair of the Audit Committee on April 28, 2022.
(5)	John J. Hoidas was first elected as a Member of the Company’s Board of Directors on November 18, 2016. He was also elected to the Audit Committee during the fiscal year 2021.
(6)	Demetrios G. Demetriades was elected as Secretary and Director of the Company effective January 13, 2014.
(7)	Nikolaos Bardakis was appointed as COO on February 1, 2023, succeeding Mr. Pavlos Ignatiades.
(8)

Suhel Bhutawala was elected to serve on the Board of Directors at the Company’s Annual General Meeting held on September 18, 2023 and is the Commercial Director of our subsidiary, Decahedron Ltd, since April 2017.

Narrative Disclosure to the Summary Compensation Table

There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2023.

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

Director Compensation

During the fiscal year ended December 31, 2023, $60,000 were paid to Dr. Anastasios Aslidis as director fees and $25,000 as bonus for the services rendered within 2023. Additionally, Dr. Manfred Ziegler, Mr. Demetrios G. Demetriades and Mr. John Hoidas all received cash bonuses in the amount of $10,000 each ($30,000 in total) for the services rendered during the year ended December 31, 2023.

In the future we may grant options to our directors to purchase shares of common stock as determined by our Board of Directors or a compensation committee that may be established.

Omnibus Equity Incentive Plan

On September 19, 2022, the Company held a Board of Directors meeting, whereas, the Board of Directors had elected to adopt an Omnibus Equity Incentive Plan (the “2022 Plan”), that includes reserving 200,000 shares of common stock eligible for issuance under the 2022 Plan to be registered on a Form S-8 Registration Statement with the SEC. The 2022 Plan is designed to enable the flexibility to grant equity awards to the Company’s officers, employees, non-employee directors and consultants and to ensure that it can continue to grant equity awards to eligible recipients at levels determined to be appropriate by the Board and/or the Compensation Committee. The 2022 Plan was approved by the Company’s stockholders at the Annual Meeting of Stockholders held on December 2, 2022.

On April 3, 2023, the Company approved incentive stock awards for the CFO, certain officers and directors and other employees of the Company. The awards are in the form of restricted stock and will vest in two parts: 50% on October 2, 2023 and 50% on October 2, 2024. A total of 185,000 shares were awarded and a corresponding share-based compensation expense of $323,957 was recorded for the 12 months ended December 31, 2023, respectively, based on the amortization of fair value from the date of issuance of April 3, 2023 through December 31, 2023.

On August 21, 2023, the Board adopted, subject to stockholder approval, the Cosmos Health Inc. 2023 Omnibus Equity Incentive Plan (the “2023 Plan”). The 2023 Plan is designed to enable the flexibility to grant equity awards to our officers, employees, non-employee directors and consultants and to ensure that we can continue to grant equity awards to eligible recipients at levels determined to be appropriate by the Board and/or the Compensation Committee. Subject to certain adjustments (as provided in Section 4.2 of the 2023 Plan) and exception (as provided in Section 5.6(b) of the 2023 Plan), the maximum number of shares reserved for issuance under the 2023 Plan (including incentive share options) is 2,500,000 shares. The 2023 Plan was approved by the Company’s stockholders at the Annual Meeting of Stockholders held on September 18, 2023.

Clawback Policy

On November 28, 2023, the Board of Directors adopted a clawback policy which provides for the recovery of certain executive compensation in the event of an accounting restatement resulting from material non-compliance with financial reporting requirements under the federal securities laws. There have been no accounting restatements to date, nor is there any compensation to be recovered.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of August 5, 2024, for each of the following persons, after giving effect to the transaction under the Exchange Agreement:

•	all such directors and executive officers as a group; and
•	each person who is known by us to own beneficially five percent or more of our common stock prior to the change of control transaction.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. The percentage of class beneficially owned set forth below is based on 17,606,312 shares of common stock issued and outstanding on August 5, 2024. We calculated beneficial ownership according to Rule 13d-3 of the Securities Exchange Act of 1934, as amended as of that date (the “Exchange Act”). Shares of our Common Stock issuable upon exercise of options or warrants or conversion of Notes that are exercisable or convertible within 60 days of August 5, 2024 are included as beneficially owned by the holder, but not deemed outstanding for computing the percentage of any other Stockholder for Percentage of Common Stock Beneficially Owned Immediately. Beneficial ownership generally includes voting and dispositive power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole dispositive power with respect to all shares beneficially owned.

Name of Beneficial Owners of Common Stock	Amount and Nature of Beneficial Ownership		% of Common Stock

Grigorios Siokas	2,606,980	(1)	13.85%
Suhel Bhutawala	5,000		0.03%
Nikolaos Bardakis	10,000		0.06%
Georgios Terzis	151,485		0.86%
John J. Hoidas	5,000		0.03%
Dr. Anastasios Aslidis	20,000		0.11%
Dr. Manfred Ziegler	5,000		0.03%
Demetrios G. Demetriades	5,000		0.03%

DIRECTORS AND OFFICERS As a group (8 persons)	2,808,465		15.00%

5% SHAREHOLDERS	-		-
None

(1)

Includes 1,394,597 issued shares; 212,383 shares issuable upon exercise of Exchange Warrants issued on October 2, 2022, pursuant to a Warrant Exchange Agreement dated as of October 3, 2022; 500,000 shares issuable upon exercise of Series A Common Warrants exercisable at $3.00 per share and 500,000 shares issuable upon exercise of Series B Common Warrants exercisable at $3.00 per share. The exercise of the Exchange Warrants, Series A Common Warrants and Series B Common Warrants are all subject to the Beneficial Ownership Limitation.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Grigorios Siokas

Grigorios Siokas is the Company’s CEO and principal shareholder and is hence considered a related party to the Company.

On December 20, 2018, the €1,500,000 ($1,718,400) note payable, originally borrowed pursuant to a Loan Agreement with a third-party lender, dated March 16, 2018, was transferred to Grigorios Siokas. The note bore an interest rate of 4.7% per annum, originally matured on March 18, 2019 pursuant to the original agreement which was extended to December 31, 2021, and again to December 31, 2023. During the year ended December 31, 2022, the Note was paid in full and as of December 31, 2023 the Company had no outstanding balance.

Dimitrios Goulielmos

Dimitris Goulielmos was the Company’s former CEO and a Director of the Company.

On November 21, 2014, the Company entered into an agreement with Dimitrios Goulielmos, as amended on November 4, 2016. Pursuant to the amendment, this loan has no maturity date and is non-interest bearing. As of December 31, 2023 and 2022, the Company had a principal balance of €10,200 ($11,283) and €10,200 ($10,912), respectively.

Doc Pharma

Doc Pharma S.A. is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the wife of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma S.A. in the past.

As of December 31, 2023, and December 31, 2022, the Company had a prepaid balance of $4,347,184 and $3,320,345, respectively, to Doc Pharma related to purchases of inventory.

As of December 31, 2023, and December 31, 2022, the Company had an accounts payable balance to Doc Pharma of $34,217 and $201,991, respectively.

Additionally, the Company had a receivable balance of $2,386,721 and $2,070,570 from Doc Pharma S.A. as of December 31, 2023, and December 31, 2022, respectively.

During the years ended December 31, 2023 and 2022, the Company purchased a total of $1,365,324 and $1,755,103 of products from Doc Pharma S.A., respectively. During the years ended December 31, 2023 and 2022, the Company had $472,509 and $1,058,780 revenue from Doc Pharma, respectively.

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

For the years ended December 31, 2023 and 2022, the Company has purchased €1,144,043 ($1,237,467) and €1,653,911 ($1,742,282), respectively, in inventory related to this agreement.

On May 17, 2021, Doc Pharma and the Company entered into a Research and Development (“R&D”) agreement whereby Doc Pharma is responsible for the research, development, design, registration, copy rights and licenses of 250 nutritional supplements for the final products called Sky Premium Life®. These products are sold in Greece and abroad. The total cost of this project will be €1,425,000 plus VAT and will be done over three phases as follows: Design & Development (€725,000); Control and Product Manufacturing (€250,000) and Clinical Study and Research (€450,000). SkyPharm has bought a total of as of 81 licenses at value of €554,500 ($593,204) which is 38.91% of the total cost, as of December 31, 2022. During the year ended December 31, 2023, 24 additional licenses were purchased at value of €475,014 ($525,461). The agreement will terminate on December 31, 2025.

On June 28, 2023, the Company approved the purchase of five proprietary and innovative branded pharmaceuticals with significant market presence and material profit contribution from Zakalia Ltd., the parent company of Doc Pharma, for €1,800,000 ($1,965,600). The transaction was settled on a non-cash basis through the reduction, of an equivalent amount, of prepaid expense balances the Company held with Doc Pharma. The purchased branded pharmaceuticals are presented in “Goodwill and intangible assets, net” on the accompanying consolidated balance sheets. On December 29, 2023, the Company approved the purchase of additional 19 licenses from Doc Pharma, of a total value of €3,200,000 ($3,539,840). This transaction was also settled on a non-cash basis through the reduction, of an equivalent amount, of prepaid expense balances the Company held with Doc Pharma.

The balance of prepaid expenses due Doc Pharma as of December 31, 2022, had increased to €7,103,706 ($7,599,545), which was mainly attributable to the prepayments SkyPharm S.A. made in accordance with the CMO agreement and the extensive orders and sales of the SPL products the Company expects to achieve within 2023, mainly through its Amazon channels in the UK, Singapore, Canada and other countries. However, as the benefit from a significant portion of the prepaid balance would not have been realized within a 12-month period, the Company opted to secure a portion of the outstanding prepaid balance through a loan agreement. SkyPharm S.A. (the “Lender”) entered into a loan agreement with Doc Pharma (the “Borrower”) for €4,000,000 ($4,279,200), all of which was financed through the outstanding prepaid balance. The duration of the loan is for a 10-year period up to December 1, 2032 (the “Maturity Date”). The loan bears a fixed interest rate of 5.5% payable on a monthly basis and will be repayable in 120 equal instalments of €33,333.33 ($35,660). The loan may be prepaid anytime during its duration in full or partially based on the Company’s product requirements and other factors, without Doc Pharma incurring any prepayment penalty. As of December 31, 2023 and December 31, 2022, the loan had a current portion of €400,000 ($442,480) and €400,000 ($427,720), and a non-current portion of €3,200,000 ($3,539,840), and €3,600,000 ($3,851,280), respectively, which is classified as “Loans receivable – related party” on the accompanying consolidated balance sheets. During the year ended December 31, 2023, the Company received €400,000 ($442,480) in principal repayments, and €209,917 ($232,210) of interest repayments. Additionally, during the year ended December 31, 2023, the Company recorded €201,057 ($217,476) as interest income relating to this loan.

Panagiotis Kozaris

Panagiotis Kozaris is considered a related party due to the fact that he is a former General operational manager and current employee of Cosmofarm S.A.

From time-to-time the Company purchases back shares that Panagiotis Kozaris owns and records them as treasury shares. The Company pays Panagiotis Kozaris in advance for the shares owned and obtains the shares upon execution of a cumulative stock-purchase agreement (“SPA”). During the years ended December 31, 2023 and 2022, the Company paid Panagiotis Kozaris an additional sum of $51,159 and $143,056 respectively for shares owned, however, no SPA for these funds has been executed as of December 31, 2023. The Company intends to execute a cumulative SPA for these amounts during 2024. The total balances owed of $194,215 and $143,056 are included in “Prepaid expenses and other current assets - related part”, on the accompanying consolidated balance sheets as of December 31, 2023 and 2022, respectively.

Maria Kozari

Maria Kozari is considered a related party to the Company due to the fact that she is the daughter of Panagiotis Kozaris, a former Operational General Manager and current employee of Cosmofarm S.A.

During 2021, the Company, through its subsidiary, Cosmofarm SA, commenced a partnership with a pharmacy called “Pharmacy & More”, owned by Maria Kozari. The transactions with the respective pharmacy were in Cosmofarm’s normal course of business, however, a more flexible credit policy was allowed as the pharmacy was new and needed to be established in the market. During the years ended December 31, 2023 and 2022 the Company’s net sales to Pharmacy & More amounted to $480,029 and $463,467 respectively. As of December 31, 2023 and 2022 the Company’s outstanding receivable balance due from the pharmacy amounted to $1,142,402 (€1,032,726) and $760,025 (€710,436), respectively, and are included in “Accounts receivable - related party”, on the accompanying consolidated balance sheets.

The Company plans to acquire Pharmacy & More within fiscal year 2024. Upon acquisition, the Company intends to offset the outstanding receivable balance with the corresponding purchase price and additionally plans to make Pharmacy & More the first shop-in-shop of its own branded line of nutraceutical products, Sky Premium Life® (SPL).

Cana Laboratories Holding Limited

Cana was considered a related party as the Company had signed a binding letter of intent and an SPA for the acquisition of Cana. The acquisition was completed on June 30, 2023 according to the SPA signed on May 31, 2023. Thus, all balances between the Company and Cana were eliminated upon consolidation as of December 31, 2023. The Secured Promissory Note discussed below was included in consideration transferred upon acquisition.

On February 28, 2023 (Issue Date) the Company signed a Secured Promissory Note with Cana Laboratories Holding (Cyprus) Limited (the “Holder”), whereby the Holder borrowed the sum of €4,100,000 ($4,457,520) from the Company. Interest on the Principal Amount under this Note shall accrue at a rate equal to Five Percent (5%) plus one month LIBOR per annum (5.18% as of September 30, 2023). The maturity date (“Maturity Date”) of this Note shall be five years from the Issue Date. The Principal Amount, as well as all accrued interest shall be due and payable on the Maturity Date. During the six months ended June 30, 2023, the Company recorded interest income of €137,138 ($148,789). Following, the completion of Cana’s acquisition on June 30, 2023 the balance of the Note is eliminated on a consolidated level.

Other Related Parties

Additionally, the Company has the following balances as of December 31, 2023: a) a balance of $98,000 relating to unpaid salaries and bonuses due to George Terzis, the CFO of the Company, classified as “Accounts payable and accrued expenses - related party” in the Company’s consolidated balance sheets, b) a net payable balance of $85,332 due to Konstantinos Gaston Kanaroglou, former manager and current employee of the Company’s wholly owned subsidiary Cana, classified as “Accounts receivable” in the Company’s consolidated balance sheets.

Item 14. Principal Accountant Fees and Services

On January 18, 2019, the Company’s Board of Directors approved the engagement of Armanino LLP (“Armanino”) as the Company’s new Independent Certified Public Accountants, and the Company entered into an engagement agreement with Armanino on January 18, 2019. Armanino performed the audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2022, and issued the audit report in this Annual Report.

On August 8, 2023, the Company’s Board of Directors approved the engagement of KPMG Certified Auditors S.A. (“KPMG”) as the Company’s independent registered public accounting firm, effective August 7, 2023. KPMG replaced the Company’s former auditor, Armanino.

On April 26, 2024, the Company dismissed KPMG as the Company’s independent registered accountant, effective immediately. On April 29, 2024, RBSM LLP (“RBSM”) was appointed by the Company’s Audit Committee as the Company’s independent registered public accounting firm, to audit the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2023, subject to customary client acceptance procedures. On May 21, 2024, RBSM completed such procedures, formally accepted its appointment by executing and engagement letter with the Company and issued its independence letter to the Company’s Audit Committee. During the two most recent fiscal years and through May 21, 2024, the Company had not consulted with RBSM regarding any matter that was the subject of a disagreement or a reportable event described in Items 304(a)(1)(iv) or (v), respectively, of Regulation S-K.

The following table presents: (1) fees for professional audit services rendered by Armanino LLP for the audit of our annual financial statements and for other services for the year ended December 31, 2022; and (2) fees for professional audit services rendered by RBSM LLP for the audit of our annual financial statements and for other services for the year ended December 31, 2023.

Financial Statements for the Year Ended	Audit Services	Audit Related Fees	Tax Fees	Other Fees
December 31, 2023
RBSM LLP	$400,000	-	-	-
December 31, 2022
ARMANINO LLP	$285,000	-	-	-

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

Audit Fees for the fiscal years ended December 31, 2023 and 2022 were for professional services rendered for the audits and quarterly reviews of the financial statements of the Company, consents, and other assistance required to complete the year-end audit of the financial statements.

As the Company has a formal audit committee, the services described above were approved by the audit committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X. Further, as the Company has a formal audit committee, the Company has audit committee pre-approval policies and procedures.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Document Description

2.1	Share Exchange Agreement by and among Prime Estates and Developments Inc. and Amplerissimo dated September 27, 2013 (14)

3.1	Amended and Restated Articles of Incorporation of the Registrant (1)

3.2	Correction to Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock dated February 24, 2022 (2)

3.3	Amendment to Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock (55)

3.4	Certificate of Amendment to Articles of Incorporation (63)

3.5	Amended and Restated Bylaws of the Registrant (1)

4.1	Omnibus Equity Incentive Plan (59)

4.2	Form of Senior Convertible Note (12)

4.3	Common Stock Purchase Warrant issued to Roth Capital Partners (11)

4.4	Common Stock Purchase Warrant dated September 4, 2017 issued to Roth Capital Partners LLC (15)

4.5	Form of Second Amendment and Exchange Agreement (20)

4.6	2023 Omnibus Equity Incentive Plan (72)

4.7	Form Rights Agreement and Rights Certificate (74)

10.1	Loan Facility Agreement, dated as of August 4, 2016, by and among SkyPharm S/A, Grigorios Siokas, as Guarantor and Synthesis Peer to Peer Income Fund. (4)

10.2	Pledge Agreement, by and between Grigorios Siokas and Synthesis Peer-to Peer Income Fund (4)

10.3

First Deed of Amendment relating to Loan Facility Agreement, dated as of August 4, 2016, by and among Sky Pharm S.A., as Borrower, Grigorios Siokas, as Guarantor and Synthesis Peer-to Peer Income Fund (5)

10.4	Intellectual Property Sale Agreement, dated as of October 1, 2016, by and among the Company, Anastasios Tsekas and Olga Parthenea Georgatsou (6)

10.5	Amended and Restated Loan Facility Agreement, dated as of March 23, 2017, by and among SkyPharm S.A., as Borrower, Grigorios Siokas, as Guarantor and Synthesis Peer-to Peer Income Fund, as Lender (7)

10.6	Trade Finance Facility Offer Letter, dated as of April 10, 2017, by and between Decahedron Ltd. and Synthesis Structured Commodity Trade Finance Limited. (8)

10.7	Trade Finance Facility Agreement, dated as of April 10, 2017, by and between Decahedron Ltd. and Synthesis Structured Commodity Trade Finance Limited. (8)

10.8	Cross Guarantee and Indemnity Agreement, dated as of April 10, 2017, by and among Cosmos Health Inc., Decahedron Ltd. and Synthesis Structured Commodity Trade Finance Limited. (8)

10.9	Security Assignment of Receivables and other Contractual Rights, dated as of April 10, 2017, by and between Decahedron Ltd. and Synthesis Structured Commodity Trade Finance Limited. (8)

10.10	Trade Finance Facility Agreement, dated May 12, 2017 by and between SkyPharm S.A. and Synthesis Structured Commodity Finance Limited. (9)

52

10.11

Cross Guarantee and Indemnity Agreement dated May 12, 2017 by and between SkyPharm S.A., as Commodity Buyer, Cosmos Health Inc. as Guarantor and Synthesis Structured Commodity Trade Finance Limited (9)

10.12	Security Assignment of Receivables and other Contractual Rights, dated May 12, 2017 by and between SkyPharm S.A. and Synthesis Structured Commodity Trade Finance Limited (9)

10.13	Distribution and Equity Acquisition Agreement Effective as of March 19, 2018 by and between Cosmos Health, Inc. and Marathon Global Inc. (13)

10.14	First Amendment to Share Exchange Agreement dated May 24, 2018 (16)

10.15	Stock Purchase Agreement dated as of June 23, 2018 by and among Cosmofarm Ltd., Deepdae Health Ltd. and Cosmos Health Inc. (17)

10.16	Share Exchange Agreement dated as of June 26, 2018 with Marathon Global Inc. (18)

10.17	Share Purchase Agreement dated September 30, 2018 by and between Cosmos Health Inc. and Abbydale Management Ltd. (52)

10.18	Further Amendment dated October 17, 2018 to Supplemental Deed dated May 16, 2018 by and among SkyPharm S.A., Cosmos Health Inc. and Synthesis Structured Commodity Trade Finance Limited (21)

10.19	Amendment dated as of December 19, 2018 to Stock Purchase Agreement dated as of June 23, 2018 by and among Cosmofarm Ltd., Deepdae Holding Ltd. and Cosmos Health Inc. (23)

10.20	Promissory Note dated December 19, 2018 from Cosmos Health Inc. to Deepdae Holding Ltd. (23)

10.21	Stock Purchase Agreement dated as of February 5, 2019 (24)

10.22	Stock Purchase Agreement dated as of February 18, 2019 (25)

10.23

Amendment dated as of December 19, 2018 to Stock Purchase Agreement dated as of June 23, 2018 by and among Cosmofarm Ltd., Deepdae Holding Ltd. and Cosmos Health Inc. filed with Form 8-K on December 20, 2018 (23)

10.24	Promissory Note dated December 19, 2018 from Cosmos Health Inc. to Deepdae Holding Ltd. filed with Form 8-K on December 20, 2018 (23)

10.25	Form of Senior Promissory Note (26)

10.26	Form of Guaranty Agreement (26)

10.27	Assumption Contract for the Design, Development and Production of Dietary Supplements dated March 10, 2017 by and between SkyPharm and Doc Pharma S.A. (27)

10.28	Form of Securities Purchase Agreement by and Among Cosmos Health Inc. and the Buyer (28)

10.29	Form of Senior Convertible Note (28)

10.30	Debt Exchange Agreement dated May 28, 2019 (29)

10.31	Debt Exchange Agreement dated June 24,2019 (30)

10.32	Form of Forbearance and Amendment Agreement (31)

10.33	Form of Senior Promissory Note dated May 5, 2020 for $2,000,000 (32)

10.34	Form of Senior Promissory Note dated May 8, 2020 for $2,000,000 (32)

10.35	Form of Senior Promissory Note dated May 18, 2020 for $2,000,000 (33)

10.36	Form of Senior Promissory Note dated July 3, 2020 for $5,000,000 (33)

10.37	Amendment dated June 30, 2020 by and among Synthesis Peer-to-Peer Income Fund, Sky Pharma S.A. and Grigorios Siokas (33)

10.38	Advisory Agreement dated October 8, 2020 by and between the Registrant and PGS Ventures B.V. (35)

10.39	Advisory Agreement dated October 5, 2020 by and between Greg Siokas and PGS Ventures B.V. (36)

10.40	Advisory Agreement dated October 5, 2020 by and between the Registrant and PGS Ventures B.V (36)

10.41	Senior Promissory Note dated August 4, 2020 for $3,000,000 (37)

10.42	Employment Agreement dated January 1, 2019 by and between the Registrant and Georgios Terzis (37)

10.43	Debt Exchange Agreement dated December 21, 2020 by and among the Registrant, Grigorios Siokas and an unaffiliated lender (39)

10.44	Debt Exchange Agreement dated October 29, 2020 by and among the Registrant, Grigorios Siokas and an unaffiliated lender (40)

10.45	Amended and Restated Debt Exchange Agreement dated as of February 5, 2021 (41)

10.46	Consulting Agreement dated as of February 5, 2021 by and between the Registrant and an unaffiliated consultant (42)

10.47	Addendum to Consulting Agreement dated as of February 5, 2021 by and between the Registrant and an unaffiliated consultant (42)

10.48	Debt Exchange Agreement dated May 10, 2021 by and between the Registrant and Grigorios Siokas (43)

10.49	Third Forbearance and Amendment Agreement dated June 18, 2021 by and between Hudson Bay Master Fund Ltd. and the Registrant (44)

10.50	Debt Exchange Agreement dated June 23, 2021 by and between the Registrant and Grigorios Siokas (45)

10.51	Debt Exchange Agreement dated July 13, 2021 by and between the Registrant and Grigorios Siokas (46)

10.52	Convertible Promissory Note dated July 20, 2021 payable to Grigorios Siokas (47)

10.53	Debt Exchange Agreement dated August 4, 2021 by and between a senior institutional lender, the Registrant, SkyPharm S.A. and Grigorios Siokas (48)

10.54	Capital Market Advisory Agreement dated as of July 1, 2021 and Exchange Listing LLC (49)

10.55	Form of Securities Purchase Agreement dated as of September 17, 2021 (50)

10.56	Form of Registration Rights Agreement dated as of September 17, 2021 (50)

10.57	Form of Convertible Promissory Note (50)

10.58	Form of Warrant to Purchase Common Stock (51)

10.59	Form of Securities Purchase Agreement dated February 2022 (51)

10.60	Form of Registration Rights Agreement (51)

10.61	Binding Letter of Intent with Pharmaceutical Laboratories Cana, S.A. dated July 19, 2022 (56)

10.62	Form of Placement Agent Agreement (57)

10.63	Form of Sales Agreement (58)

10.64	Form of Exchange Warrant (60)

10.65	Form of Warrant Exchange Agreement (60)

10.66	Form of Placement Agency Agreement (61)

10.67	Form of Pre-Funded Warrant (61)

10.68	Form of Common Warrant (61)

10.69	Form of Securities Purchase Agreement (61)

10.70	Form of Pre-Funded Warrant (62)

10.71	Form of Series A Common Warrant (62)

10.72	Form of Series B Common Warrant (62)

10.73	Form of Securities Purchase Agreement (62)

10.74	Form of Pre-Funded Warrant (64)

10.75	Form of Common Warrant (64)

10.76	Form of Securities Purchase Agreement (64)

10.77	Form of Placement Agency Agreement (64)

10.78	Amendment No. 1 to Securities Purchase Agreement of Grigorios Siokas (65)

10.79	Secured Promissory Note dated February 28, 2023 issued by Cana Laboratories Holdings (Cyprus) Limited (66)

10.80	Cana Holdings Share Pledge Agreement dated as of February 28, 2023 (66)

10.81	Cana Pharmaceutical Share Pledge Agreement dated as of February 28, 2022 (66)

10.82	Canada Inc. Purchase Agreement dated as of January 6, 2023 (67)

10.83	Binding Letter of Intent dated May 25, 2023 by and among Cosmos Health Inc. and Docpharm GmbH and Dr. Mathiaas Krebs (68)

10.84

Stock Purchase Agreement dated May 8, 2023 by and among Cosmos Health Inc. and Kostantinos-Gaston Kanaroglou and Kostantina-Mathilde Kanaroglou regarding Cana Laboratories Holding (Cyprus) Limited (69)

10.87	Form of Pre-Funded Warrant (70)

10.88	Form of Common Warrant (70)

10.89	Form of Securities Purchase Agreement (70)

10.90	Form of Placement Agency Agreement (70)

10.91	Form of Investor Agreement (70)

10.92	Form of Amendment No. 1 to Common Warrant Agreement (70)

10.93	Form of Warrant (71)

10.94	Form of Warrant Exchange Agreement (71)

14.1	Code of Ethics (19)

21*	List of Subsidiaries

23.1*	Consent of Armanino LLP

23.2*	Consent of RBSM LLP

31.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Clawback Policy (73)

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.*

*	Filed with this Report

(1)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on October 12, 2021.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on March 1, 2022.

(3)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on November 9, 2015.

(4)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on August 16, 2016.

(5)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on September 16, 2016.

(6)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on October 5, 2016.

(7)	Incorporated by reference to the Current Report on Form 8-K/A filed by the Registrant on March 28, 2017.

(8)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on April 14, 2017.

(9)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on May 18, 2017.

(10)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on November 16, 2017.

(11)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on December 27, 2017.

(12)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on February 21, 2018.

(13)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on March 19, 2018.

(14)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on October 3, 2013.

(15)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on September 5, 2018.

(16)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on May 31, 2018.

(17)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on June 26, 2018.

(18)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on July 19, 2018.

(19)	Incorporated by reference to the filing of the Annual Report on Form 10-K filed by the Registrant on April 17, 2018.

(20)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on September 27, 2018.

(21)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on October 19, 2018.

(22)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on December 13, 2018.

(23)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on December 21, 2018.

(24)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on February 6, 2019.

(25)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on February 19, 2019.

(26)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on April 4, 2019.

(27)	Incorporated by reference to Registration Statement on Form S-1/A (No. 333-222061) filed by the Registrant on January 31, 2018.

(28)	Incorporated by reference to the filing of the Quarterly Report on Form 10-Q filed by the Registrant on May 16, 2019.

(29)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on May 28, 2019.

(30)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on June 25, 2019.

(31)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on March 23, 2020.

(32)	Incorporated by reference to the filing of the Quarterly Report on Form 10-Q filed by the Registrant on May 15, 2020.

(33)	Incorporated by reference to the filing of the Current Report on Form 10-Q filed by the Registrant on August 13, 2020.

(34)	Incorporated by reference to the filing of the Report on Form 8-K filed by the Registrant on September 24, 2020.

(35)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on October 21, 2020.

(36)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on November 13, 2020.

(37)	Incorporated by reference to the filing of the Quarterly Report on Form 10-Q filed by the Registrant on November 16, 2020.

(38)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on November 17, 2020.

(39)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on December 22, 2020.

(40)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on March 11, 2021.

(41)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on April 2, 2021.

(42)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on April 8, 2021.

(43)	Incorporated by reference to the filing of the Quarterly Report on Form 10-Q filed by the Registrant on May 17, 2021.

(44)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on June 21, 2021.

(45)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on June 25, 2021.

(46)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on July 14, 2021.

(47)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on July 27, 2021.

(48)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on August 10, 2021.

(49)	Incorporated by reference to the filing of the Current Report on Form 10-Q filed by the Registrant on August 16, 2021.

(50)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on September 21, 2021.

(51)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on March 1, 2022.

(52)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on October 4, 2018

(53)	Incorporated by reference to the filing of the Annual Report on Form 10-K filed by the Registrant on April 15, 2022.

(54)	Incorporated by reference to the filing of the Registration Statement on Form S-1 filed by the Registrant on May 24, 2022.

(55)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on July 29, 2022.

(56)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on July 25, 2022.

(57)	Incorporated by reference to the filing of the Company’s Registration Statement on Form S-1 filed by the Registrant on September 19, 2022.

(58)	Incorporated by reference to the filing of the Company’s Registration Statement on Form S-3 filed by the Registrant on September 21, 2022.

(59)	Incorporated by reference to the Company’s Schedule 14A filed by the Registrant on September 23, 2022.

(60)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on October 3, 2022.

(61)	Incorporated by reference to the filing of the Company’s Registration Statement on Form S-1/A filed by the Registrant on October 11, 2022.

(62)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on October 18, 2022.

(63)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on December 19, 2022.

(64)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on December 20, 2022.

(65)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on January 17, 2023.

(66)	Incorporated by reference to the filing of the Company’s Registration Statement on Form S-3 filed by the Registrant on January 18, 2023.

(67)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on March 6, 2023.

(68)	Incorporated by reference to the filing of the Company’s Annual Report on Form 10-K filed by the Registrant on April 12, 2023.

(69)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on May 31, 2023.

(70)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on May 11, 2023

(71)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on July 25, 2023.

(72)	Incorporated by reference to the filing of the Company’s Registration Statement on Form S-3 filed by the Registrant on August 18, 2023.

(73)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on December 29, 2023.

(74)	Incorporated by reference to the filing of the Company’s Schedule 14A filed by the Registrant on September 5, 2023.

(75)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on November 28, 2023.

(76)	Incorporated by reference to the filing of the Company’s Registration Statement on Form S-3 filed by the Registrant on January 29, 2024.

(77)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on April 25, 2024.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cosmos Health Inc.

Date: August 5, 2024	By:	/s/ Grigorios Siokas
Grigorios Siokas

In accordance with the Exchange Act, this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Grigorios Siokas	Chief Executive Officer and Director	August 5, 2024
Grigorios Siokas	(Principal Executive Officer)

/s/ Georgios Terzis	Chief Financial Officer	August 5, 2024
Georgios Terzis	(Principal Financial Officer, and Principal Accounting Officer)

/s/ Demetrios G. Demetriades	Secretary and Director	August 5, 2024
Demetrios G. Demetriades

/s/ John J. Hoidas	Director	August 5, 2024
John J. Hoidas

/s/ Anastasios Aslidis	Director	August 5, 2024
Dr. Anastasios Aslidis

/s/ Suhel Bhutawala	Director	August 5, 2024
Suhel Bhutawala

/s/ Manfred Ziegler	Director	August 5, 2024
Dr. Manfred Ziegler

