Form 10-Q
period 2024-03-31
Cosmos Health Inc.
filed 2024-08-19
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Applicable only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date: 17,834,023 as of August 19, 2024.

Item 1. Financial Statements and Supplementary Data

COSMOS HEALTH INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$865,099	$3,833,195
Accounts receivable, net	19,070,104	19,759,254
Accounts receivable - related party	1,418,267	1,099,098
Marketable securities	21,328	20,075
Inventory	4,871,349	4,789,054
Loans receivable	407,318	411,858
Loans receivable - related party	431,640	442,480
Prepaid expenses and other current assets	1,895,857	1,811,911
Prepaid expenses and other current assets - related party	5,305,981	4,440,855

TOTAL CURRENT ASSETS	34,286,943	36,607,780

Property and equipment, net	10,170,328	10,455,499
Goodwill and intangible assets, net	7,962,908	7,684,183
Loans receivable - long term portion	3,319,296	3,509,200
Loans receivable - related party - long term	3,345,210	3,539,840
Operating lease right-of-use asset	772,949	1,131,552
Financing lease right-of-use asset	36,465	28,790
Advances for building's acquisition	2,000,020	2,000,020
Other assets	451,076	1,057,947

TOTAL ASSETS	$62,345,195	$66,014,811

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,080,006	11,911,978
Accounts payable and accrued expenses - related party	547,897	231,564
Accrued interest	100,288	166,348
Lines of credit	6,426,197	6,630,273
Notes payable	1,445,303	1,570,886
Notes payable - related party	11,007	11,283
Loans payable - related party	5,379	13,257
Operating lease liability, current portion	262,967	285,563
Financing lease liability, current portion	30,193	27,222
Other current liabilities	3,646,959	3,474,096

TOTAL CURRENT LIABILITIES	23,556,196	24,322,470

Share settled debt obligation	-
Notes payable - long term portion	2,700,349	3,035,341
Operating lease liability, net of current portion	508,887	844,866
Financing lease liability, net of current portion	10,129	5,261
Other liabilities	1,022,952	1,763,845
TOTAL LIABILITIES	27,798,513	29,971,783

Commitments and Contingencies (see Note 14)	-	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized; 17,834,023 and 15,982,472 shares issued and 17,747,526 and 15,895,975 outstanding as of March 31, 2024 and December 31, 2023, respectively	17,834	15,983
Additional paid-in capital	129,976,070	129,008,301
Subscription receivable	(20)	(20)
Treasury stock, at cost, 86,497 shares as of March 31, 2024, and December 31, 2023	(917,159)	(917,159)
Accumulated deficit	(93,510,923)	(91,644,233)
Accumulated other comprehensive loss	(1,019,120)	(419,844)

TOTAL STOCKHOLDERS' EQUITY	34,546,682	36,043,028

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,345,195	$66,014,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2024	2023

REVENUE	$14,584,473	$12,349,777

COST OF GOODS SOLD	13,250,847	11,392,700

GROSS PROFIT	1,333,626	957,077

OPERATING EXPENSES
General and administrative expenses	1,418,138	2,089,014
Salaries and wages	1,258,179	949,451
Sales and marketing expenses	173,630	467,263
Depreciation and amortization expense	319,787	102,521
TOTAL OPERATING EXPENSES	3,169,734	3,608,249

LOSS FROM OPERATIONS	(1,836,108)	(2,651,172)

OTHER INCOME (EXPENSE)
Other income, net	191,824	5,743
Interest expense	(168,672)	(134,373)
Interest income	105,765	183,416
Gain on equity investments, net	1,755	1,293
Gain on extinguishment of debt	-	1,908,513
Change in fair value of derivative liability	-	3,384
Foreign currency transaction, net	(161,254)	196,035
TOTAL OTHER INCOME (EXPENSE), NET	(30,582)	2,164,011

LOSS BEFORE INCOME TAXES	(1,866,690)	(487,161)

INCOME TAX EXPENSE	-	27,298

NET LOSS	(1,866,690)	(459,863)

Deemed dividend on issuance of warrants

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(1,866,690)	(459,863)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net	(599,276)	336,463

TOTAL COMPREHENSIVE LOSS	$(2,465,966)	$(123,400)

BASIC NET LOSS PER SHARE	$(0.11)	$(0.04)
DILUTED NET LOSS PER SHARE	$(0.11)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	16,851,747	10,615,075
Diluted	16,851,747	10,615,075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND MEZZANINE EQUITY

										Accumulated
	Preferred Stock		Common Stock		Additional		Treasury Stock			Other	Total
	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Subscription Receivable	No. of Shares	Value	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity

Balance at January 1, 2023	-	$372,414	10,605,412	$10,606	$112,205,952	$(4,750,108)	15,497	$(816,707)	$(66,232,813)	$(1,132,635)	$39,284,295
Foreign currency translation adjustment, net										336,463	336,463
Proceeds from sale of common stock						4,750,000					4,750,000
Shares issued in lieu of cash			15,258	15	96,873						96,888
Net loss									(459,863)		(459,863)
Balance at March 31, 2023	-	$372,414	10,620,670	$10,621	$112,302,825	$(108)	15,497	$(816,707)	$(66,692,676)	$(796,172)	$44,007,783

										Accumulated
	Preferred Stock		Common Stock		Additional		Treasury Stock			Other	Total
	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Subscription Receivable	No. of Shares	Value	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity

Balance at January 1, 2024	-	$-	15,982,472	$15,983	$129,008,301	$(20)	86,497	$(917,159)	$(91,644,233)	$(419,844)	$36,043,028

Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	-	(599,276)	(599,276)
Proceeds from sale of common stock, net of financing fees of $19,467	-	-	901,488	901	628,525	-	-	-	-	-	629,426
Shares issued in lieu of cash	-	-	-	-	108,297	-	-	-	-	-	108,297
Shares issued pursuant to warrant exchange agreement	-	-	950,063	950	(950)	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	231,897	-	-	-	-	-	231,897
Net loss	-	-	-	-	-	-	-	-	(1,866,690)	-	(1,866,690)
Balance at March 31, 2024	-	$-	17,834,023	$17,834	$129,976,070	$(20)	86,497	$(917,159)	$(93,510,923)	$(1,019,120)	$34,546,682

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,866,690)	$(459,863)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and amortization expense	312,298	71,811
Amortization of right-of-use assets	7,489	30,710
Bad debt expense	(31,071)	181,321
Shares issued in lieu of cash	-	96,888
Lease expense	77,167	55,354
Interest on finance leases	725	6,219
Stock-based compensation	340,194	-
Deferred income taxes	(4,344)	2,829
Gain on extinguishment of debt	-	(1,908,513)
Change in fair value of the derivative liability	-	(3,384)
Gain on net change in fair value of equity investments	(1,755)	(1,293)
Changes in assets and liabilities:		-
Accounts receivable	238,025	385,809
Accounts receivable - related party	(348,639)	131,531
Inventory	(196,020)	(776,554)
Prepaid expenses and other assets	(106,353)	(1,461,343)
Prepaid expenses and other current assets - related party	(974,442)	(1,597,170)
Accounts payable and accrued expenses	(599,161)	(1,154,718)
Accounts payable and accrued expenses - related party	319,713	581,176
Accrued interest	(62,387)	(223,534)
Lease liabilities	(76,344)	(55,538)
Taxes payable	-	324,243
Other current liabilities	261,313	(348,828)
Other liabilities	(701,821)	(221,326)
NET CASH USED IN OPERATING ACTIVITIES	(3,412,103)	(6,344,173)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from loan receivable	207,119	92,603
Issuance of loan receivable	-	(4,553,030)
Sale of intangible assets	1,997	-
Purchase of property and equipment	(82,662)	(26,028)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	126,454	(4,486,455)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of convertible note payable	-	(100,000)
Payment of note payable	(364,354)	(1,245,022)
Payment of related party loan	(7,599)	-
Payment of lines of credit	(5,974,114)	(5,452,321)
Proceeds from lines of credit	5,932,222	4,325,744
Proceeds from the issuance of common stock	649,039	4,750,000
Payments of finance lease liability	(8,787)	(35,596)
Payments of financing fees	(19,465)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	206,942	2,242,805

Effect of exchange rate changes on cash	110,611	(124,213)

NET CHANGE IN CASH	(2,968,096)	(8,712,037)

CASH AT BEGINNING OF PERIOD	3,833,195	20,749,683
CASH AT END OF PERIOD	$865,099	$12,037,647

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$234,732	$588,051

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Closing of acquisition of Cloudscreen	$637,080	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

NOTE 1 – BASIS OF PRESENTATION

The terms “COSM,” “we,” “Company,” the “Group” and “us” as used in this report refer to Cosmos Health Inc. The accompanying unaudited condensed consolidated balance sheet as of March 31, 2024 and unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of COSM, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“Form 10-K”). The accompanying condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet.

Going Concern

The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the continuation of the Company as a going concern. For the three months ended March 31, 2024, the Company had revenue of $14,584,473, net loss of $1,866,690 and net cash used in operations of $3,412,103. Additionally, as of March 31, 2024, the Company had positive working capital of $10,730,747, an accumulated deficit of $93,510,923, and stockholders’ equity of $34,546,682. It is the management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing.

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

Management’s plans include expansion of brand name products to the market, expanding the current product portfolio, and evaluating acquisition targets to expand distribution. Furthermore, the Company intends to vertically integrate the supply chain distribution network. During the period up to the issuance of this report the Company has signed multiple distribution agreements for its SPL products in Europe and Asia and a variety of contract manufacturing agreements though its subsidiary, CANA. Finally, the Company plans to access the capital markets further in order to raise additional funds through equity offerings. More specifically, management will consider postponing the repayment of its outstanding Trade Facility ($1,618,650 balance as of March 31, 2024), intends to make substantial efforts to receive additional debt financing through its subsidiary, Cosmofarm SA, and plans to raise additional equity funds through utilizing its outstanding warrants. Up to the issuance of its consolidated financial statements for the three months ended March 31, 2024, the Company has sold 901,488 shares of common stock for net proceeds of $629,426. Moreover, the Company’s management is considering postponing certain repayments of suppliers and creditors. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described herein and eventually secure other sources of financing and attain profitable operations.

Considering the above, management is of the view that substantial doubt exists about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

NOTE 2 – ORGANIZATION AND NATURE OF BUSINESS

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

Bikas

On June 15, 2023, Cosmos Health Inc. entered into an Assignment and Assumption Agreement (the “Agreement”) with Ioannis Bikas O.E., a Greek Company, (“Bikas”). Bikas is owner of a pharmaceutical distribution network in Greece and agreed to sell to the Company their distribution network and customer base. The purchase price of the network was €100,000 ($109,330) in cash, and €300,000 ($316,081) in Company’s common stock. The Company issued 99,710 shares of common stock related to the acquisition of the customer base, based on the fair value of the stock on the acquisition date. The Company accounted for the acquisition as an asset acquisition in accordance with ASC 805 and recorded $425,411 as an intangible asset related to the customer base acquired.

Buildings Acquisitions

On April 24, 2023, the Company purchased a building for a total sum of $1,054,872 in cash. The Company accounted for the acquisition as an asset acquisition in accordance with ASC 805 and recorded the cost of the building as “Property, plant and equipment” on the consolidated balance sheets.

On January 6, 2023, the Company agreed to purchase land and building located in Montreal, Canada from a third-party vendor. The total purchase price amounts to $3,950,000 and the closing date of the agreement based on the amendment signed on July 19, 2023, is December 31, 2023. As of March 31, 2024, the Company has made no additional prepayments concerning this building. The closing date of the agreement has been extended to December 31, 2024.

Cana

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

During the prior year period, Cana had minimal operations as it was in financial difficulties and seeking for an investor.

Basis of Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP.

Principles of Consolidation

Our consolidated accounts include our accounts and the accounts of our wholly owned subsidiaries, SkyPharm S.A., Decahedron Ltd., Cosmofarm S.A., CANA Laboratories Holdings (Cyprus) Limited, S.A. and ZipDoctor Inc. The Group’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The consolidated financial statements reflect the consolidation of all entities in which the Company has control, as determined by the ability to direct the activities that significantly affect the entities’ economic performance. All significant intercompany balances and transactions have been eliminated.

Transactions in and Translations of Foreign Currency

The functional currency for the Greek subsidiaries of the Company (CANA Laboratories, Cosmofarm S.A. and SkyPharm SA) is EURO (€) and for the UK subsidiary (Decahedron Ltd) is GBP (£). ZipDoctor Inc. is a U.S. based entity. As a result, the financial statements of the subsidiaries (except for ZipDoctor Inc.) have been translated from the local currency into U.S. dollars using (i) year-end exchange rates for balance sheet accounts, and (ii) average exchange rates for the reporting period for all income statements accounts. Foreign currency translations gains and losses are reported as a separate component of the condensed consolidated statements of changes in stockholders’ equity and mezzanine equity.

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which amends the requirement on the measurement and recognition of expected credit losses for financial assets held. Furthermore, amendments ASU 2019-10 and ASU 2019-11 provided additional clarification for implementing ASU 2016-13. ASU 2016-13 is effective for the Company beginning January 1, 2023, with early adoption permitted. The Company adopted the standard on January 1, 2023, and the standard did not have a material impact on the Company’s consolidated financial statements and related disclosures. The Company is exposed to credit losses primarily through sales to its customers and the loans that it has provided. The Company assesses each customer’s/ borrower’s ability to pay, and a credit loss estimate by conducting a credit review which includes consideration of established credit rating, or an internal assessment of the customer’s creditworthiness based on an analysis of their payment history when a credit rating is not available. The Company monitors credit exposure through active review of customer balances. The Company’s expected loss methodology for accounts receivable is developed through consideration of factors including, but not limited to, historical collection experience, current customer credit ratings, current customer financial condition, current and future economic and market conditions, and age of the receivables. More specifically, the Company assesses a number of customers with significant long outstanding balances on an individual basis, applying different credit loss percentages to them, and subsequently summarizes the ones not included in the individual analysis, groups them based on their rating (decided based on the factors described above) and applies specific credit loss percentages to each group. The Company has elected to follow the simplified ECL approach. The charges related to credit losses are included in “General and administrative expenses” and are recorded in the period that the outstanding receivables are determined to be doubtful. Account balances are written-off against the allowance when they are deemed uncollectible.

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

Accounts Receivable, net

Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts against gross accounts receivable reflects the best estimate of probable losses inherent in the receivables’ portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. As of March 31, 2024 and December 31, 2023, the Company’s allowance for doubtful accounts was $19,211,416 and $19,686,091, respectively. Below is the summary of changes in the allowance for doubtful accounts:

March 31, 2024

Balance as of January 1, 2024	$19,686,091
Provisions for credit losses	-
Write-offs	-
Foreign exchange adjustments	(443,605)
Other adjustments	(31,070)
Balance as of March 31, 2024	$19,211,416

Tax Receivables

The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of its business in most of the countries in which it operates related to the procurement of merchandise and/or services it acquires and/or on sales and taxable income. The Company also collects VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services it sells. If the output VAT exceeds the input VAT, this creates a VAT payable to the government. If the input VAT exceeds the output VAT, this creates a VAT receivable from the government. The VAT tax return is filed on a monthly basis offsetting the payables against the receivables. In observance of EU regulations for intra-EU cross-border sales, our subsidiaries in Greece, SkyPharm and Cosmofarm, do not charge VAT for sales to wholesale drug distributors registered in other European Union member states. As of March 31, 2024 and December 31, 2023, the Company had a VAT net receivable balance of $252,257 and $187,512 respectively, recorded in the consolidated balance sheet as prepaid expenses and other current assets and accounts payable and accrued expenses, respectively.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

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

The Company writes down inventories to net realizable value based on physical condition, expiration date, and current market conditions, as well as forecasted demand. The Company’s inventories are not highly susceptible to obsolescence. Many of the Company’s inventory items are eligible for return to our suppliers when pre-agreed product requirements, including, but not limited to, physical condition and expiration date, are not met. No significant judgments have been applied in estimating the selling price of our inventory.

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

Depreciation expense was $112,874 and $65,629 for the three months ended March 31, 2024 and 2023, respectively.

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

March 31, 2024

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

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 5 years for an import/export license and a useful life of 10 years for the pharmaceutical and nutraceutical products licenses included in Note 4 as “Licenses”. A useful life of 10 years is also used for the platforms included in Note 4 as “Software” and the customer bases. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. As of March 31, 2024 and December 31, 2023, no revision to the remaining amortization period of the intangible assets was made.

Amortization expense was $189,855 and $21,058 for the three months ended March 31, 2024 and 2023, respectively.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Long-lived Assets, property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. For the three months ended March 31, 2024 and 2023, the Company had no impairment of long-lived assets.

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

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

As of March 31, 2024, investments consisted of 16,666 shares which traded at a closing price of $0.73 per share or value of $12,100 of National Bank of Greece. Additionally, the Company has $8,271 in equity securities of Pancreta Bank, which are revalued annually.

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

Our financials also included the following financial instruments as of March 31, 2024 and December 31, 2023: cash, accounts receivable, inventory, prepaid expenses, loans receivable, accounts payable, notes payable and lines of credit. Except for the loans receivable which carry fixed interest rates, the carrying value of the remaining instruments, approximates fair value due to their short-term nature.

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

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

Wholesale revenue and sales of own branded nutraceutical and pharmaceutical products

The Company has contracts or signed partnership forms (usual in the wholesale sector of the pharma industry) with its customers, stipulating enforceable rights and obligations. The Company is responsible for transferring the goods to the customer’s location, which represents its sole performance obligation. Thus, the transaction price, which is predetermined in most of the products sold, is exclusively allocated to this performance obligation. Revenue is recognized at a single point in time, which is upon issuance of the corresponding sales invoice. The Company has assessed the impact of the items invoiced but not delivered to the customer’s location as of December 31, 2023 and March 31, 2024, and deemed that it had no material effect.

Pharma manufacturing

The Company has active contracts with its customers, stipulating enforceable rights and obligations. The Company is responsible for the manufacturing and the packaging of specific products assigned by its customers, which represents its performance obligations to which the Company allocates the transaction price determined. The customers are responsible for providing the raw materials to the Company. Revenue is recognized over a period of time, which is during the production and packaging period of the respective products. As of March 31, 2024, there were no products or batches of products for which the production or packaging phase was in progress.

Medihelm SA

Commencing from January 1, 2023, and pursuant to the agreement with Medihelm, the exclusive distributor of the Company’s own proprietary line of nutraceuticals, the Company considers the transaction price to be variable and records an estimate of the transaction price, subject to the constraint for variable consideration. The Company is basing the change in transaction price with the exclusive distributor through assessment of significant overdue receivables from the exclusive distributor, which the Company reassesses each reporting period. Through this assessment, the Company applied the “expected value” model under ASC 606-10-32-5 and had applied specific constraints to revenue due from the customer at the end of each reporting period. Following the application of the “expected value” model, the Company had deferred an amount of $397,000 and recorded it against the sales to Medihelm for the year ended December 31, 2023. However, the Company assessed once more the trading relationship with Medihelm SA at year end and since no significant receipts had taken place up to the issuance of the report, the Company recorded an allowance for the total receivable amount not received up to the issuance date. More specifically a cumulative reserve of $12,655,615 was applied, leaving a receivable of $532,704 due from Medihelm SA, as of December 31, 2023. The net receivable balance as of March 31, 2024, was $456,741. The Company does not consider that new sales to Medihelm SA or sales to any other customer include a variable component as of March 31, 2024.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

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

The Company is liable for income taxes in Greece and the United Kingdom The corporate income tax rate is 22% in Greece and 25% in the United Kingdom. Losses may also be subject to limitation under certain rules regarding change of ownership.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At March 31, 2024, we believe our United Kingdom and Greece deferred tax assets will not be realized, as such, we did not record a reversal on the full valuation approach we followed during the year ended December 31, 2023.

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

Retirement and Termination Benefits

Under Greek labor law, employees are entitled to lump-sum compensation in the event of termination or retirement. The amount depends on the employee’s work experience and remuneration as of the day of termination or retirement. If an employee remains with the company until full-benefit retirement, the employee is entitled to a lump-sum equal to 40% of the compensation to be received if the employee were to be dismissed on the same day. The Company periodically reviews the uncertainties and judgments related to the application of the relevant labor law regulations to determine retirement and termination benefits obligations of its Greek subsidiaries. The Company has evaluated the impact of these regulations and has identified a potential retirement and termination benefits liability. The amount of the liability as of March 31, 2024 and December 31, 2023, was $398,654 and $408,665, respectively, and has been recorded as a long-term liability within the consolidated balance sheets.

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

	March 31, 2024	March 31, 2023
Weighted average number of common shares outstanding Basic	16,851,747	10,615,075
Potentially dilutive common stock equivalents		-
Weighted average number of common and equivalent shares outstanding – Diluted	16,851,747	10,615,075

The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	March 31, 2024	March 31, 2023
Warrants	8,558,380	4,194,236
Total	8,558,380	4,194,236

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

The Distribution and Equity Acquisition Agreement was to remain in effect indefinitely unless Marathon fails to provide Market Competitive (as defined) product pricing and Marathon has not become profitable within five (5) years of the agreement. On March 20, 2023, the Company sent a termination notice, to Marathon, which became effective on April 19, 2023 as a result of Marathon’s failure to satisfy these conditions. The Company had accounted for its obligation to issue a variable number of the Company’s Common Shares as Share-settled debt obligation in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), which was measured at fair value or the settlement amount of $1,554,590 (CAD $2 million). Due to termination of the Equity agreement, the Company recorded a gain on extinguishment of debt of $1,554,590 due to the write-off of the share settled debt obligation, for the six months ended June 30, 2023.

CosmoFarmacy LP

In September 2019, the Company entered into an agreement with an unaffiliated third party to incorporate CosmoFarmacy L.P. for the purpose of providing strategic management consulting services and the retail trade of pharmaceutical products, and OTC to pharmacies. CosmoFarmacy was incorporated with a 30-year term through May 31, 2049. The unaffiliated third party is the general partner (the “GP”) of the limited partnership and is responsible for management and decision-making associated with CosmoFarmacy. The initial share capital was set to EUR 150,000 ($163,080) which was later increased to EUR 500,000 ($543,600). The GP contributed the pharmacy license (the “License”) valued at EUR 350,000 (30-year term) to operate the business of CosmoFarmacy in exchange for a 70% equity ownership. The Company is a limited partner and contributed cash of EUR 150,000 ($163,080) for the remaining 30% equity ownership. CosmoFarmacy is not publicly traded and the Company’s investment has been recorded using the equity method of accounting. The value of the investment as of March 31, 2024 and December 31, 2023, was $161,865 and $165,930, respectively, and is included in “Other assets” on the Company’s consolidated balance sheets.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Land	$3,464,024	$3,551,020
Buildings and improvements	4,709,517	4,787,963
Leasehold improvements	3,550	3,639
Vehicles	278,396	285,388
Furniture, fixtures and equipment	2,684,062	2,707,442
Computers and software	166,745	168,173
	11,306,294	11,503,625
Less: Accumulated depreciation and amortization	(1,135,966)	(1,048,126)
Total	$10,170,328	$10,455,499

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible, net assets consist of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
License	$6,762,786	$6,876,169
Trade name / mark	389,868	392,197
Customer base	602,204	602,204
Software	795,868	155,788
	8,550,725	8,029,357
Less: Accumulated amortization
License	(446,080)	(235,925)
Trade name / mark	(36,997)	(36,997)
Customer base	(126,863)	(110,160)
Software	(27,574)	(11,789)
Subtotal	7,913,211	7,634,486
Goodwill	49,697	49,697
Total	$7,962,908	$7,684,183

At March 31, 2024, the estimated aggregate amortization expense for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows:

Year	Amount
2024	$611,867
2025	812,333
2026	813,511
2027	813,511
2028	759,729
Thereafter	3,747,061
Total	$7,558,012

NOTE 6 – LOAN RECEIVABLE

On October 30, 2021, the Company entered into an agreement for a ten-year loan with Medihelm SA to memorialize €4,284,521 ($4,849,221) in prepayments the Company had made. The prepayments to Medihelm SA had been made in accordance with the parallel export business, through which Medihelm supplied and would supply SkyPharm SA with branded pharmaceuticals. This business is no longer in place for the Company and thus the Company entered into this agreement with Medihelm SA in order for the outstanding amount to be settled. Interest is calculated at a rate of 5.5% per annum on a 360-day basis. Under the terms of the agreement, the Company is to receive 120 equal payments over the term of the loan. During the year ended December 31, 2023, the Company received €352,438 ($389,867) in principal payments such that as of December 31, 2023, the Company had a short-term receivable balance of $411,858 and a long-term receivable balance of $3,509,200 under this loan. The Company also received €91,173 ($98,385) in principal payments and €41,074 ($44,323) in interest payments during the three-month period ended March 31, 2024. The Note is considered fully recoverable.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

NOTE 7 – INCOME TAXES

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the three months ended March 31, 2024, and 2023.

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

As of March 31, 2024 and 2023, the Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily due to a valuation allowance recorded against net deferred tax assets in in the United States and the United Kingdom.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. As of March 31, 2024 and December 31, 2023, the Company has maintained a valuation allowance against all net deferred tax assets in the United States, Greece, and the UK.

For the three months ended March 31, 2024, and 2023, the Company has recorded tax benefit in any jurisdiction where it is subject to income tax, in the amount of $0 and $27,298 respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

NOTE 8 – CAPITAL STRUCTURE

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock, of which 6,000,000 are designated as Series A convertible preferred stock. The preferred stock has a liquidation preference over the common stock and is non-voting. As of March 31, 2024 and December 31, 2023, no preferred shares were issued and outstanding.

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

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

Each holder is entitled to receive dividends in shares of Series A Preferred Stock or cash determined based on the stated value of each Series A Preferred Stock at the dividend rate of 8.0% per year. For the year ended December 31, 2022, the Company recorded $372,414 as a deemed dividend in accordance with the Series A Preferred Stock cumulative dividend. As of December 31, 2022, the cumulative dividend has been recorded as mezzanine equity. Following, Mr. Siokas waiver of the right to receive the dividends on February 26, 2024 and the unanimous written consent of the Company’s Board of Directors on February 29, 2024, through which was resolved that the Company shall remove all accrued and unpaid dividends payable to the previous holders of Series A Preferred stock, the Company eliminated the total deemed dividend of $372,414 through retained earnings. Thus, the balance of mezzanine equity as of March 31, 2024 and December 31, 2023 is $0.

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

Treasury stock

As of March 31, 2024 and December 31, 2023, the Company held 86,497 and 86,497, respectively, shares of our common stock at a cost of $917,159 and $917,159, respectively. Shares of our common stock that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. Cosmos may repurchase shares from time to time through open market purchases in accordance with applicable securities laws and other restrictions. The Company repurchased 71,000 shares of our common stock for $100,452 during the year ended December 31, 2023. The Company repurchased no shares of our common stock during the three months ending March 31, 2024.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

On January 24, 2023 the Company announced that its Board of Directors has approved a share repurchase program with authorization to purchase up to $3 million of its common stock. Cosmos may repurchase shares from time to time through open market purchases in accordance with applicable securities laws and other restrictions.

Common Stock

The Company is authorized to issue 300 million shares of common stock. As of March 31, 2024 and December 31, 2023, the Company had 17,834,023 and 15,982,472 shares of our common stock issued, respectively, and 17,747,526 and 15,895,975 shares outstanding, respectively.

Issuance of Common Stock

During the 3-month period ended March 31, 2023 the Company issued 15,258 to a consultant for services rendered. The shares were valued and expensed on the date of issuance and are separately presented in the condensed consolidated statement of changes in stockholders’ equity and mezzanine as “Shares issued in lieu of cash”.

During the 3-month period ended March 31, 2024 raised additional equity funds through a Baby Shelf supplement to its Registration Statement on Form S-3 (No. 333-267550) filed with the SEC on February 29 and March 7, 2024. More specifically, the Company sold 901,488 shares of common stock for gross proceeds of $648,893. Placement agent’s fees and other commissions amounted to $19,467 and thus the total net proceeds for the period were $629,426.

On December 29, 2023, the Company had entered into a warrant exchange agreement (the “Warrant Exchange”) with an investor to reduce the exercise price of 2,437,063 warrants from $2.75 per share to $1.45 per shares as an inducement to exercise. The Company issued 1,487,000 shares of common stock, held 950,063 shares in escrow until the investor’s beneficial ownership limitation allows for the transfer of the escrow shares, and received gross cash proceeds of 3,533,741. The 950,063 shares were issued within the three-month period ended March 31, 2024 but were already valued in the year ended December 31, 2023.

Exercise of Warrants

We had no warrant exercises during the 3- month period ended March, 31, 2024.

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

Prepaid expenses and other current assets – related party

As of March 31, 2024 and December 31, 2023, the Company had a prepaid balance of $5,130,847 and $4,347,184, respectively, to Doc Pharma related to purchases of inventory.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

Accounts payable and accrued expenses - related party

As of March 31, 2024 and December 31, 2023, the Company had an accounts payable balance to Doc Pharma of $92,287 and $34,217, respectively.

Accounts receivable - related party

The Company had a receivable balance of $2,539,336 and $2,386,721 from Doc Pharma S.A as of March 31, 2024, and December 31, 2023, respectively.

Sales and Purchases

During the three months ended March 31, 2024 and 2023, the Company purchased a total of $189,048 and $450,911 of products from Doc Pharma S.A., respectively. During the three months ended March 31, 2024 and 2023, the Company had $384,321 and $627 revenue from Doc Pharma, respectively.

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

For the three months ended March 31, 2024 and 2023, the Company has purchased €65,161 ($70,732) and €347,461 ($401,786) respectively, in inventory related to this agreement.

On May 17, 2021, Doc Pharma and the Company entered into a Research and Development (“R&D”) agreement whereby Doc Pharma will be responsible for the research, development, design, registration, copy rights and licenses of 250 nutritional supplements for the final products called Sky Premium Life®. These products will be sold in Greece and abroad. The total cost of this project will be €1,425,000 plus VAT and will be done over three phases as follows: Design & Development (€725,000); Control and Product Manufacturing (€250,000) and Clinical Study and Research (€450,000). SkyPharm has bought a total of as of 81 licenses at value of €554,500 ($593,204) which is 38.91% of the total cost, as of December 31, 2022. During the year ended December 31, 2023, 24 additional licenses were purchased at value of €475,014 ($525,461). During the three months ended March 31, 2024 no additional licenses were purchased. The agreement will terminate on December 31, 2025.

Purchase of branded pharmaceuticals

On June 28, 2023, the Company approved the purchase of five proprietary and innovative branded pharmaceuticals with significant market presence and material profit contribution from Zakalia Ltd., the parent company of Doc Pharma, for €1,800,000 ($1,965,600). The transaction was settled on a non-cash basis through the reduction, of an equivalent amount, of prepaid expense balances the Company held with Doc Pharma. The purchased branded pharmaceuticals are presented in "Goodwill and intangible assets, net" on the accompanying consolidated balance sheets. On December 29, 2023, the Company approved the purchase of additional 19 licenses from DocPharma, of a total value of €3,200,000 ($3,539,840). This transaction was also settled on a non-cash basis through the reduction, of an equivalent amount, of prepaid expense balances the Company held with Doc Pharma.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

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

As of March 31, 2024 and December 31, 2023, the loan had a current portion of €400,000 ($431,640) and €400,000 ($442,480), and a non-current portion of €3,100,000 ($3,345,210), and €3,200,000 ($3,539,840), respectively, which is classified as "Loans receivable – related party" on the accompanying consolidated balance sheets. During the three months ended March 31, 2024, the Company received €100,000 ($107,910) in principal repayments, and €41,074 ($44,324) of interest repayments. Additionally, during the three months ended March 31, 2024, the Company recorded €49,041 ($53,235) as interest income relating to this loan.

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

Loans receivable - Related Party - Long Term

On February 28, 2023 (Issue Date), the Company signed a Secured Promissory Note with Cana Laboratories Holding (Cyprus) Limited (the “Holder”), whereby the Holder borrowed the sum of €4,100,000 ($4,457,520) from the Company. Interest on the Principal Amount under this Note shall accrue at a rate equal to Five Percent (5%) plus 1 month LIBOR per annum (5.47% as of December 31, 2023). The maturity date (“Maturity Date”) of this Note shall be five (5) years from the Issue Date. The Principal Amount, as well as all accrued interest shall be due and payable on the Maturity Date. Following the completion of Cana’s acquisition on June 30, 2023, the balance of the Note was eliminated on a consolidated level.

Panagiotis Kozaris

Panagiotis Kozaris is considered a related party due to the fact that he is a former General operational manager and current employee of Cosmofarm S.A.

Prepaid Expenses and Other Current Assets - Related Party

From time to time the Company purchases back shares that Panagiotis Kozaris owns and records them as treasury shares. The Company pays Panagiotis Kozaris in advance for the shares owned and obtains the shares upon execution of a cumulative stock-purchase agreement (“SPA”). During the three months ended March 31, 2024 and 2023, the Company paid Panagiotis Kozaris an additional sum of $0 and $51,159 respectively for shares owned, however, no SPA for these funds has been executed as of March 31, 2024. The Company intends to execute a cumulative SPA for these amounts during 2024. The total balances owed of $194,215 and $194,215 are included in "Prepaid expenses and other current assets - related party", on the accompanying consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

Basotho Investment Limited

Basotho Investment Limited is considered a related party once Panagiotis Kozaris (former general operational manager and current employee of Cosmofarm S.A) is one of its directors.

General and administrative expenses

On November 21, 2023, the Company issued 120,000 shares of common stock to Basotho Investment Limited for services rendered. The fair value of these shares for the period ended December 31, 2023 was $10,300, which was recorded as general and administrative expense. The fair value of the shares vested for the three-month period ended March 31, 2024, was $30,900, which was recorded as general and administrative expense.

Maria Kozari

Maria Kozari is considered a related party to the Company due to the fact that she is the daughter of Panagiotis Kozaris, a former Operational General Manager and current employee of Cosmofarm S.A.

Accounts Receivable - Related Party

During 2021, the Company, through its subsidiary, Cosmofarm SA, commenced a partnership with a pharmacy called “Pharmacy & More”, owned by Maria Kozari. The transactions with the respective pharmacy were in Cosmofarm’s normal course of business, however, a more flexible credit policy was allowed as the pharmacy was new and needed to be established in the market. During the three months ended March 31, 2024 and 2023 the Company’s net sales to Pharmacy & More amounted to $86,678 and $118,987 respectively. As of March 31, 2024 and December 31, 2023 the Company’s outstanding receivable balance due from the pharmacy amounted to $1,148,687(€1,064,486) and $1,142,402(€1,032,726), respectively, and are included in "Accounts receivable - related party", on the accompanying consolidated balance sheets.

The Company plans to acquire Pharmacy & More within fiscal year 2024. Upon acquisition, the Company intends to offset the outstanding receivable balance with the corresponding purchase price and additionally plans to make Pharmacy & More the 1st shop-in-shop of its own branded line of nutraceutical products, Sky Premium Life® (SPL).

Other Related Parties

The Company has the following balances as of March 31, 2024: a) a balance of $398,000 relating to unpaid salaries and bonuses due to Grigorios Siokas, the CEO of the Company and George Terzis, the CFO of the Company, classified as "Accounts payable and accrued expenses - related party" in the Company’s consolidated balance sheets, b) a net payable balance of $48,495 due to Konstantinos Gaston Kanaroglou, former manager and current employee of the Company’s wholly owned subsidiary Cana, classified as "Accounts receivable" in the Company’s consolidated balance sheets.

Additionally, the Company has the following balances as of December 31, 2023: a) a balance of $98,000 relating to unpaid salaries and bonuses due to George Terzis, the CFO of the Company, classified as "Accounts payable and accrued expenses - related party" in the Company’s consolidated balance sheets, b) a net payable balance of $85,332 due to Konstantinos Gaston Kanaroglou, former manager and current employee of the Company’s wholly owned subsidiary Cana, classified as "Accounts receivable" in the Company’s consolidated balance sheets.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

Notes Payable – Related Party

A summary of the Company’s related party notes payable as of March 31, 2024 and December 31, 2023 is presented below:

	March 31, 2024	December 31, 2023

Beginning Balance	$11,283	$10,912
Payments		-
Foreign currency translation	(276)	371
Ending Balance	$11,007	$11,283

Dimitrios Goulielmos

Dimitris Goulielmos was the Company’s former CEO and a Director of the Company.

On November 21, 2014, the Company entered into an agreement with Dimitrios Goulielmos, as amended on November 4, 2016. Pursuant to the amendment, this loan has no maturity date and is non-interest bearing. As of March 31, 2024 and December 31, 2023, the Company had a principal balance of €10,200 ($11,007) and €10,200 ($11,283), respectively.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the three months ended March 31, 2024 and 2023, the Company recorded a foreign currency translation gain of $276 and a loss $177, respectively.

Loans Payable – Related Party

A summary of the Company’s related party loans payable as of March 31, 2024 and December 31, 2023 is presented below:

	March 31, 2024	December 31, 2023

Beginning balance	$13,257	$12,821
Proceeds		-
Payments	(7,554)	-
Foreign currency translation	(325)	436
Ending balance	$5,379	$13,257

Grigorios Siokas

From time to time, Grigorios Siokas loans the Company funds in the form of non-interest bearing, no-term loans. As of March 31, 2024, the Company had an outstanding principal balance under these loans of $5,379 in loans payable to Grigorios Siokas. As of December 31, 2023, the Company had an outstanding principal balance of $13,257 related to this payable.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the three months ended March 31, 2024 and 2023, the Company recorded a gain of $325 and a loss of $208, respectively.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

NOTE 10 – LINES OF CREDIT

A summary of the Company’s lines of credit as of March 31, 2024 and December 31, 2023, is presented below:

	March 31, 2024	December 31, 2023
National	$3,792,607	$3,918,523
Alpha	1,099,813	1,130,140
Pancreta	1,102,135	1,122,210
EFG	431,642	459,400
Ending balance	$6,426,197	$6,630,273

The Company has three lines of credit with the National Bank of Greece, which are renewed annually. The three lines have interest rates of 6.00% (the "National Bank LOC"), 3.6% (the "COSME 2 Facility"), and 3.6% plus the six-month Euribor rate and any contributions currently in force by law on certain lines of credit (the "COSME 1 Facility").

The maximum borrowing allowed for the 6% line of credit was $3,210,323 and $3,290,945 as of March 31, 2024 and December 31, 2023, respectively. The outstanding balance of the facility was $2,754,750 and $2,829,828, as of March 31, 2024 and December 31, 2023, respectively.

The cumulative maximum borrowing allowed for the COSME 1 Facility and COSME 2 Facility (collectively, the "Facilities") was $1,079,100 and $1,106,200 as of March 31, 2024 and December 31, 2023, respectively. The outstanding balance of the Facilities was $1,037,857 and $1,099,255 as of March 31, 2024 and December 31, 2023, respectively.

The Company maintains a line of credit with Alpha Bank of Greece ("Alpha LOC"), which is renewed annually and has a current interest rate of 6.00%. The maximum borrowing allowed was $1,079,100 and $1,106,200 as of March 31, 2024 and December 31, 2023, respectively. The outstanding balance of the Alpha LOC was $1,099,814 and $1,130,141, as of March 31, 2024 and December 31, 2023, respectively.

The Company holds a line of credit with Pancreta Bank ("Pancreta LOC"), which is renewed annually and has a current interest rate of 4.10%. The maximum borrowing allowed as of March 31, 2024 and December 31, 2023 was $1,499,949 and $1,537,618, respectively. The outstanding balance of the Pancreta LOC as of March 31, 2024 and December 31, 2023 was $1,102,135 and $1,122,210, respectively.

The Company maintains a line of credit with EGF ("EGF LOC"), which is renewed annually and has a current interest rate of 4.49%. The maximum borrowing allowed as of March 31, 2024 and December 31, 2023 was $431,640 and $459,400, respectively. The outstanding balance of the EGF LOC as of March 31, 2024 and December 31, 2023 was $442,840 and $459,400, respectively.

Under the aforementioned line of credit agreements, the Company is required to maintain certain financial ratios and covenants. As of March 31, 2024 and December 31, 2023, the Company was in compliance with these ratios and covenants.

All lines of credit are guaranteed by customer receivable checks, which are a type of factoring in which postponed customer checks are assigned by the Company to the bank, in order to be financed at an agreed upon rate.

Interest expense on the Company’s outstanding lines of credit balances for the three months ended March 31, 2024 and 2023, was $44,568 and $19,435, respectively.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

NOTE 11 – NOTES PAYABLE

A summary of the Company’s third-party debt during the three months ended March 31, 2024 and the year ended December 31, 2023 is presented below:

March 31, 2024	Trade Facility	Third Party	COVID Loans	Total
Beginning balance, December 31, 2023	$1,908,195	$2,511,148	$186,884	$4,606,227
Proceeds
Payments	(242,798)	(112,369)	(6,629)	(361,795)
Conversion of debt	-	-	-	-
Recapitalized upon debt modification	-	-	-	-
Accretion of debt and debt discount	-	-	-	-
Foreign currency translation	(46,748)	(47,881)	(4,152)	(98,780)
Ending balance, March 31, 2024	1,618,650	2,350,899	176,104	4,145,652
Notes payable - long-term	(1,213,988)	(1,338,445)	(147,927)	(2,700,349)
Notes payable - short-term	$404,663	$1,012,464	$28,177	$1,445,303

December 31, 2023	Trade Facility	Third Party	COVID Loans	Total
Beginning balance, December 31, 2022	$3,305,532	$1,505,078	$207,377	$5,017,987
Proceeds	-	1,082,231	-	1,082,231
Payments	(1,155,310)	(415,557)	(27,027)	(1,597,894)
Oher additions	-	317,880	-	317,880
Debt forgiveness	(306,637)	-	-	(306,637)
Foreign currency translation	(64,610)	21,516	6,534	92,660
Ending balance, December 31, 2023	1,908,195	2,511,148	186,884	4,606,227
Notes payable – long-term	(1,327,440)	(1,549,768)	(159,344)	(3,036,552)
Notes payable - short-term	$580,755	$961,380	$27,540	$1,569,675

Our outstanding debt as of March 31, 2024 is repayable as follows:
March 31, 2024
2025	$1,445,303
2026	1,841,732
2027	415,491
2028	283,211
2029 and thereafter	159,915
Total debt	4,145,652
Less: notes payable - current portion	(1,445,303)
Notes payable - long term portion	$2,700,349

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

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

As of December 31, 2023 the Company had an outstanding principal balance of €1,725,000 ($1,908,195), of which $1,327,440 is classified as ''Notes payable - long term portion" on the consolidated balance sheets. As of December 31, 2023, the Company had accrued $161,274 in interest expense related to these agreements.

The Company repaid €225,000 ($242,798) of the EURO Loan during the three months ended March 31, 2024. As of March 31, 2024, the Company had an outstanding principal balance of €1,500,000 ($1,618,650), of which $1,213,988 is classified as ''Notes payable - long term portion" on the consolidated balance sheets. As of March 31, 2024, the Company had accrued $42,412 in interest expense related to these agreements.

June 23, 2020 Debt Agreement

On June 23, 2020, the Company’s subsidiary, Cosmofarm, entered into an agreement with the National Bank of Greece S.A. (the “Bank”) to borrow a maximum of €500,000 ($611,500). The note has a maturity date of sixty (60) months from the date of the first disbursement, which includes a grace period of nine months. The total amount of the initial proceeds was received in 3 equal monthly installments. The note is interest bearing from the date of receipt and is payable every three (3) months at an interest rate of 3.06% plus 3-month Euribor (3.94% as of March 31, 2024). The outstanding balance was €176,471 ($190,429) and €205,882 ($227,747) as of March 31, 2024 and December 31, 2023, respectively, of which $63,477 and $97,606 was classified as "Notes payable - long-term portion" respectively, on the accompanying consolidated balance sheets. During the three months ended March 31, 2024, the Company repaid €29,412 ($31,738) of the principal balance.

June 24, 2020 Debt Agreement

On June 24, 2020, the Company’s subsidiary, Decahedron, received a loan £50,000 ($68,310) from the United Kingdom government. The loan has a ten-year maturity and bears interest at a rate of 2.5% per annum beginning 12-months after the initial disbursement, which was on July 10, 2020. The Company may prepay this loan without penalty at any time. As of December 31, 2023, the principal balance was £40,858 ($52,066). As of March 31, 2024, the principal balance was £39,287 ($49,647).

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

November 19, 2020 Debt Agreement

On November 19, 2020, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($611,500). The note matures on November 18, 2025 and bears an annual interest rate, based on a 360-day year, of 3% plus 0.6% plus 6-month Euribor when Euribor is positive (3.91% as of March 31, 2024). The principal is to be repaid in 18 quarterly installments of €27,778 ($30,333). During the three months ended March 31, 2024, the Company repaid €27,778 ($29,975) of the principal. As of March 31, 2024 and December 31, 2023, the Company has accrued interest of €5,544 ($5,982) and €11,191 ($12,379) related to this note and a principal balance of €194,444 ($209,825) and €222,222 ($245,822), of which $89,925 and $122,911 is classified as "Notes payable - long term portion" on the accompanying consolidated balance sheets.

July 30, 2021 Debt Agreement

On July 30, 2021, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($578,850). The note matures on August 5, 2026 and bears an annual interest rate that applies to 60% of the principal of the note that is based on a 365-day year, of 5.84% plus 3-month Euribor when Euribor is positive (3.96% as of December 31, 2023). Pursuant to the terms of the agreement, there is a nine-month grace period for principal repayment during which interest is accrued. The principal is to be repaid in 18 quarterly installments of €27,778 commencing three months from the end of the grace period. During the three months ended March 31, 2024, the Company repaid €26,942 ($29,073) of the principal. As of March 31, 2024 and December 31, 2023, the Company had accrued interest of €12,937 ($13,961) and €10,905 ($12,063) and principal of €289,958 ($312,894) and €316,900 ($350,555), of which $191,381 and $227,065 is classified as "Notes payable - long term portion" on the accompanying consolidated balance sheets.

June 9, 2022 Debt Agreement

On June 9, 2022 the Company entered into an agreement with a third-party lender in the principal amount of €320,000 ($335,008), the “Note”. The Note matures on June 16, 2027 and bears an annual interest rate of 3.89% plus an additional rate of 0.60%, plus the 3-month Euribor (3.96% as of December 31, 2023). Pursuant to the agreement, there is a twelve-month grace period for principal repayment during which interest is accrued. The principal is to be repaid in 17 equal quarterly installments of €18,824 commencing on June 30, 2023. During the three months ended March 31, 2024, the Company repaid €20,000 ($21,582) of the principal. As of March 31, 2024 and December 31, 2023, the Company has accrued interest of €5,413 ($5,841) and €11,043 ($12,215), respectively, and an outstanding balance of €240,000 ($258,984) and €260,000 ($287,612) of which $177,734 and $204,322, respectively, is classified as "Notes payable - long term portion" on the accompanying consolidated balance sheets.

July 14, 2023 Debt Agreement

On July 14, 2023 the Company entered into an agreement with a third-party lender in the principal amount of €1,000,000 ($1,123,700), the “Note”. The Note matures on July 31, 2028 and bears an annual interest rate of 2.46% plus the 3-month Euribor (3.96% as of December 31, 2023). Pursuant to the agreement, there is a nine-month grace period for interest and principal repayment. The principal is to be repaid in 18 equal quarterly installments of €55,556 commencing on May 2, 2024. During the three months ended March 31, 2024, the Company repaid €0 ($0) of the principal. As of March 31, 2024, and December 31, 2023, the Company has accrued interest of €22,522 ($24,124) and €10,995 ($11,865), respectively. As of March 31, 2024 and December 31, 2023, the Company an outstanding balance of €977,700 ($1,055,036) and €977,700 ($1,081,532), of which $815,918 and $897,165, respectively, is classified as "Notes payable - long term portion" on the accompanying consolidated balance sheets.

COVID-19 Loans

On May 12, 2020, the Company’s subsidiary, SkyPharm, was granted and on May 22, 2020 received a €300,000 ($366,900) loan from the Greek government. The loan will be repaid in 40 equal monthly installments beginning on July 29, 2022. As a condition to the loan, the Company was required to retain the same number of employees until October 31, 2020. As of December 31, 2023, the principal balance was $134,818. During the three months ended March 31, 2024, the Company repaid €4,688 ($5,058) of the principal balance. The outstanding balance as of March 31, 2024 is €117,188 ($126,457) of which $106,224, is classified as "Notes payable - long term portion" on the accompanying consolidated balance sheet.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

Cloudscreen Promissory Note

On January 23, 2024 the Company entered into an agreement with a third-party in the principal amount of €300,000 ($324,870), the “Promissory Note”. The Promissory Note matures on March 25, 2025 and is interest free. This Note is being given in connection with the closing of the Asset Purchase, Sale and Transfer Agreement dated as of October 9, 2023, and as amended from time to time, pursuant to which the Company agreed to purchase from the third-party a drug repurposing Artificial Intelligence “AI” powered platform known as “Cloudscreen®” (refer to Note 2, section “Acquisition accounting”). The principal is to be repaid in 15 equal monthly installments of €20,000 commencing on January 25, 2024. During the three months ended March 31, 2024, the Company repaid €0 ($0) of the principal. As of March 31, 2024, and December 31, 2023 the Company an outstanding balance of $312,213 and $317,880 of which $0 and $0, respectively, is classified as "Notes payable - long term portion" on the accompanying condensed consolidated balance sheets.

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

As discussed in Note 3, the Company attributed no value to the shares received in Marathon pursuant to (a) above. In relation to the CAD $2 million cash received noted in (b) above, the Company accounted for its obligation to issue a variable number of the Company’s Common Shares as Share-settled debt obligation in accordance with ASC 480 measured at fair value or the settlement amount of $1,554,590 (CAD $2 million). If settlement occurred on December 31, 2022, the Company would have been required to issue 420,471 common shares to settle its debt obligation. The Company could be obligated to potentially issue an unlimited number of common shares to settle its Share-settled debt obligation.

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

Operating Leases

The Company’s weighted-average remaining lease term relating to its operating leases is 4.06 years, with a weighted-average discount rate of 6.74%.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of March 31, 2024:

Maturity of Operating Lease Liability
2024	229,013
2025	221,708
2026	161,619
2027 and thereafter	269,758
Total undiscounted operating lease payments	$882,098
Less: Imputed interest	(110,244)
Present value of operating lease liabilities	$771,854

The Company incurred lease expense, due to amortization of operating lease right-of-use assets, of $77,167 and $55,354 which was included in “General and administrative expenses,” for the three months ended March 31, 2024 and 2023, respectively.

Finance Leases

The Company’s weighted-average remaining lease term relating to its finance leases is 1.42 years, with a weighted-average discount rate of 6.74%.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s finance leases as of March 31, 2024:

Maturity of Lease Liability
2024	24,970
2025	13,586
2026	3,593
Total undiscounted finance lease payments	$42,150
Less: Imputed interest	(1,827)
Present value of finance lease liabilities	$40,322

The Company had financing cash flows used in finances leases of $8,737 and $35,596 for the three months ended March 31, 2024 and 2023, respectively.

The Company incurred interest expense on its finance leases of $725 and $6,219 which was included in “Interest expense,” for the three months ended March 31, 2024 and 2023, respectively. The Company incurred amortization expense on its finance leases of $7,489 and $30,710 which was included in “Depreciation and amortization expense,” for the three months ended March 31, 2024 and 2023, respectively.

NOTE 13– OTHER LIABILITIES

The Company’s other liabilities include but are not limited to liabilities to local tax authorities, fines and payroll taxes, which comprise the largest portion of the balance as of March 31, 2024. The Company’s Greek subsidiaries have $1,955,991 in settled tax liabilities payable to the tax authorities in installments and $1,058,856 in payroll tax related current liabilities. Moreover, we have recorded a provision relating to the unaudited tax years of our subsidiary SkyPharm SA, of $624,299 and a provision for staff leaving compensation, based on the corresponding actuarial reports, of $398,654. Additionally, we have received prepayments from our customers of $168,545, included in “Other current liabilities” as of March 31, 2024. We classify the liabilities payable within the twelve months following the balance sheet date in “Other current liabilities” and the remaining balance is included in “Other Liabilities”.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of March 31, 2024, the following litigations were pending. None of the below is expected to have a material financial or operational impact.

On July 22, 2015, the National Medicines Agency approved the license of wholesale sale of pharmaceutical products under the name SkyPharm SA with set validity at five years and an expiration date of July 22, 2020. Subsequently, SkyPharm on June 15, 2020, legally and timely submitted the application for renewal of the wholesale license of pharmaceutical products to the National Medicines Agency. The National Medicines Agency did not respond, therefore the Company asked for an immediate decision on the renewal. Two months after the filing of the no. 3459 / 15.01.2021 letter and almost nine months after the no. 627615.06.2020 Company application for the renewal, the National Medicines Agency replied by rejecting the renewal request on March 9, 2021 (ref. 62769 / 20-25.02.2021). In addition, document No. 127351-16.12.2021 of EOF (Greek National Medicines Organization) to SkyPharm states that after an inspection of EOF at the premises of Doc Pharma, we did not have a wholesale license in violation of article 106 par. 1b and par. 1c of the ministerial decision D.YG3a / GP.32221 / 29-4-2019. The National Medicines Agency imposed a fine of €15,000 ($16,214) on SkyPharm for the above case, which was included in "General and administrative" expense on the accompany statement of operations and comprehensive loss for the twelve-month ended December 31, 2023.

There has been a payment request by the Greek court, which relates to a fine arising from Cosmofarm’s tax audit for financial year 2014. The law with no. 483/16.12.2020 was used by the court against Cosmofarm (the “defendant”). The defendant appealed against the decision using the law with no.11541/09.03.2021. This appeal was dismissed after 120 days from its submission to the court. Additionally, there had been an obligation for payment of additional tax and fines related to this matter in the amount of €91,652 ($99,644), which the defendant has already settled. However, the defendant has claimed back the respective amount through appeal. As of March 31, 2024, the trial is still pending.

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

On October 23, 2023, a criminal case of dishonored checks against Cosmofarm’s customer Kafantaris was heard at the Sixth Single-Member Misdemeanor Court of Athens, which was postponed to January 26, 2024, when the defendant was convicted by decision no. 1599/2024.

 In October 2023, the Company’s subsidiary, Cana Laboratories Holding Limited (“Cana”) was approached by an attorney at law on behalf of two clients which were requesting an amount of €39,211 as compensation for the value of 34.70 square meters in relation to an urban sprawl with respect to which an Act of Imputation had been issued by the department of Urban Planning. Our legal counsel’s response was that CANA was not obliged to accept the compensatory value agreed and suggested exploring out of court settlement. As of today, the clients’ attorney at law has not come back with any suggestions.

Our subsidiary, Cana Laboratories, has two pending lawsuits against Euaggelismos Hospital for a total sum of EUR 526,436 due to unpaid bills. The court date for one of the two lawsuits is set for December 11, 2024, and for the other one has not yet been set. The opinion of our legal advisor is that the collection of the total sum by the Company is almost certain.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

Our subsidiary, Cana Laboratories, has an unasserted claim against Papanikolaou Hospital for a total sum of EUR 89,300 due to unpaid bills, which will be asserted through a lawsuit. The opinion of our legal advisor is that the collection of the sum by the Company is almost certain.

A lawsuit dated on April 5, 2018 against the Company’s subsidiary Cana Laboratories by a former employee before the Athens court of instance was initially heard on October 12, 2018. The former employee was seeking that the termination of her employment contract to be considered null and void and was requesting compensation for late wages and moral damages. Following, numerous appeals the Judgment No. 1192/2024 was issued on September 26, 2023, which as explicitly stated by our legal counsel, requires CANA to rehire the former employee with the threat of a penalty of €200 for each day of non-compliance. As informed by our legal counsel, in order for the penalty to be effective the former employee should file a new lawsuit against CANA and request to get rehired. In case CANA denies the employment, then the penalty should be in effect. As of today, we have not received neither a lawsuit nor any request of employment by the former employee.

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

On November 21, 2023, the Company entered into certain consulting agreements with four third-party consultants for the provision of a variety of services such as digital marketing, advisory services relating to target acquisitions and M&As and other additional services as described in the respective agreements. The agreements have duration from 10 to 18 months and the consultants will solely receive stock consideration for the services rendered. More precisely, they have been awarded a total of 970,000 shares of the Company’s common stock valued at a total of $999,100 based on the fair value of the Company’s common stock as of the agreements’ date. The corresponding consulting expense is accrued evenly over the term of the agreements. For the twelve-month period ended December 31, 2023 the Company has recorded $77,250 as stocked based compensation for the above agreements, classified as “General and administrative expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Loss included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. For the three months ended March 31, 2024 and 2023 the Company has recorded $231,750 and $0 as stocked based compensation for the above agreements, classified as “General and administrative expenses” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

Research and Development Agreements

The Company entered into a Research & Development agreement with Doc Pharma S.A. on May 17, 2021. Under this agreement, Doc Pharma is responsible for the research, development, design, registration, copy rights and licenses of 250 nutritional supplements for the final products called Sky Premium Life®. More specifically, Doc Pharma is responsible for the product development and the Company had added 105 of such products codes in its portfolio as of December 31, 2023. No additional ones were added within the 3-month period ended March 31, 2024. The licenses purchased by Doc Pharma SA are capitalized and included in “Goodwill and intangible assets, net” of the Company’s Consolidated Balance Sheets as of March 31, 2024. Thus, no relevant R&D expense had been charged to the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss for the 3-month period ended March 31, 2024.

On June 26, 2022, the Company signed a research and development ("R&D") agreement with a third party, through which the Company assigns to the third party the development of new products and services in the field of health, focusing on the human intestinal microbiome. The project includes two phases. Phase 1 has a 20-month duration and its cost amounts to EUR 758,000 ($838,450) and phase 2, has a 22-month duration and a cost of EUR 820,000 ($907,084). The amount will be due and payable upon completion of the corresponding phases. The Company records the corresponding R&D expense based on the project’s progress, which is invoiced by the third party in the relevant period. For the 3-month period ended March 31, 2024, the Company has not incurred such costs.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

NOTE 15 – STOCK OPTIONS AND WARRANTS

Omnibus Equity Incentive Plan

On September 19, 2022, the Company held a Board of Directors meeting, whereas, the Board of Directors had elected to adopt an Omnibus Equity Incentive Plan (the “2022 Plan”), that includes reserving 200,000 shares of common stock eligible for issuance under the 2022 Plan to be registered on a Form S-8 Registration Statement with the SEC. The 2022 Plan is designed to enable the flexibility to grant equity awards to the Company’s officers, employees, non-employee directors and consultants and to ensure that it can continue to grant equity awards to eligible recipients at levels determined to be appropriate by the Board and/or the Compensation Committee. According to the Proxy Statement filed with the SEC on October 20, 2022 the 2022 Plan received final approval by the Company’s stockholders at the Annual Meeting of Stockholders held on December 2, 2022.

On April 3, 2023, the Company approved incentive stock awards for the CFO, certain officers and directors and other employees of the Company. The awards are in the form of restricted stock and will vest in two parts: 50% on October 2, 2023 and 50% on October 2, 2024. A total of 185,000 shares were awarded and an amount of $108,297 as shares issued in lieu of cash was recorded for the three months ended March 31, 2024, based on the amortization of fair value from the date of issuance of April 3, 2023 through March 31, 2024.

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

As of March 31, 2024, there were 8,558,380 warrants outstanding and 8,558,380 warrants exercisable with 8,545,036 warrants having expiration dates from October 2024 through October 2029 and 13,334 warrants with no expiration date.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

A summary of the Company’s warrant activity for the three months ended March 31, 2024 and December 31, 2023 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, January 1, 2023	4,194,236	$8.31	5.04	$2,562,621
Granted	7,524,933	1.65	5.13	-
Forfeited	-	-	-	-
Exercised	(3,152,386)	-	-	-
Expired	(5,307)	-	-	-
Balance Outstanding, December 31, 2023	8,561,476	$3.91	4.64	$18,801
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	3,096	-	-	-
Balance Outstanding, March 31, 2024	8,558,380	$3.89	4.39	$9,467
	-	-	-	-
Exercisable, March 31, 2024	8,558,380	$3.89	4.39	$9,467

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

The Company disaggregates revenue by country to depict the nature and economic characteristics affecting revenue.

The following table presents our revenue disaggregated by country for the three months ended March 31, 2024 and 2023:

Country	2024	2023
Croatia	$19,344	-
Cyprus	22,737	33,315
Bulgaria	4,651	-
Greece	14,225,572	11,914,231
UK	312,569	402,231
Total	$14,584,473	$12,349,777

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

NOTE 17 – SUBSEQUENT EVENTS

On April 17, 2024, the Company received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that, because the Company had not yet filed its Annual Report on Form 10-K for the period ended December 31, 2023, it was no longer in compliance with Nasdaq Listing Rule 5250(c)(1). The Nasdaq letter had no immediate effect on the listing of the Company’s shares. The Nasdaq’s notification letter stated that the Company had 60 calendar days to submit to Nasdaq a plan to regain compliance with the Nasdaq Listing Rules. If a compliance plan is accepted, Nasdaq may grant up to 180 days from the prescribed due date to regain compliance.

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

On May 21, 2024, we received an additional delinquency letter from Nasdaq notifying the Company that it continued to be out of compliance with Nasdaq's continued listing requirements set forth in Nasdaq Listing Rule 5250(c)(1) due to the Company's failure to timely file its Form 10-Q for the period ended March 31, 2024, as well as remaining delinquent in filing its Annual Report on Form 10-K for the period ended December 31, 2023 (the "Initial Delinquent Filing"). The additional delinquency letter had no immediate effect on the listing of the Company's shares on Nasdaq.

On May 31, 2024, the Company provided its compliance plan to Nasdaq in relation to the filing of its Form 10-K and Form 10-Q for the period ended March 31, 2024. On June 20, 2024, Nasdaq accepted the plan and initially granted the Company a period ending July 29, 2024 to file the delinquent reports. On July 30, 2024, Nasdaq further extended the filing deadline through October 14, 2024. On August 5, 2024, the Company filed its Form 10-K for the period ended December 31, 2023 and cured its Initial Delinquent Filing’s deficiency.

On June 27, 2024, the Company signed an exclusive distribution agreement (the "Agreement") with Pharmalink for its Sky Premium Life products in the United Arab Emirates (UAE). As part of the Agreement, Pharmalink will be responsible for all key functions, including sales and marketing, regulatory affairs, logistics, supply, and distribution of Sky Premium Life products in the UAE. Cosmos Health has secured its first purchase order from Pharmalink for 130,000 units and anticipates receiving orders of more than 500,000 units in the first year and in excess of 3,000,000 units over the next five years.

On July 19, 2024, Cosmos Health received a notification letter (the "Notification Letter") from Nasdaq, informing the Company that it has regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the "Minimum Bid Price Requirement"). To regain compliance with the Minimum Bid Price Requirement, the closing bid of the Company's shares of common stock needed to be at least $1.00 per share for a minimum of ten (10) consecutive business days. The Notification Letter confirmed that the Company achieved a closing bid price of $1.00 or greater per common share for ten (10) consecutive business days from July 5, 2024 to July 18, 2024, thereby regaining compliance with the Minimum Bid Price Requirement. Accordingly, Nasdaq has determined that this matter is now closed. This cured the delinquency from March 20, 2024, notification that the Company’s common stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive business days as required by the Nasdaq Listing Rules.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Available Information

The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2023 (“Form 10-K”) and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

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

Nutraceutical

We have created and developed our own proprietary branded nutraceutical products, named “Sky Premium Life®” which was launched in 2018 and “Mediterranation®” which was launched in 2022. Utilizing unique formulations, and specialized extraction processes which follow strict pharmaceutical standards, our proprietary lines of nutraceuticals aim for excellence. We have a full portfolio of fast-moving and specialty formulas with more than 105 product codes including vitamins, minerals and other herbal extracts. Our nutraceutical products are manufactured exclusively by Doc Pharma, a related party of the Company. Our nutraceutical products have penetrated several markets within 2022 and 2023 through digital channels such as Amazon and Tmall and through significant partnerships such as the one with Pharmalink for the distribution of our products in the United Arab Emirates (the “UAE”). We focus on nutraceutical products because we foresee it as a market with high grow opportunities due to its large market size and margin contribution as the demand for nutraceutical products is increasing globally.

Regulations and Licenses

Our subsidiary, Decahedron, was granted the license for the wholesale of medicinal products for human use in February 2021 pursuant to the regulation of 18 of The Human Medicines Regulations 2012 (SI 2012/1916). It fulfills the guidelines of the Wholesale Distribution Authorization (Human). Our subsidiary, Cosmofarm S.A., was granted the license for the wholesale of pharmaceutical products for human use on February 2019 pursuant to the EU directive of (2013/C 343/01). It fulfils the Guidelines of the Good Distribution Practices of medical products for human use. Finally, our subsidiary, Cana SA, is a holder of Good Manufacturing Practices license (GMP), which means that it is certified for fulfilling the minimum standards that a medicines manufacturer must meet in the production processes. All licenses were granted based on inspections and are valid unless current inspections occur which will revise their status.

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

Distribution and Trade Agreements

On July 1, 2021, the Company’s subsidiary SkyPharm SA, entered into an exclusive distribution agreement with a company based in Germany, the “Distributor A”, whereas SkyPharm appointed Distributor A to be the responsible Partner for the distribution, promotion, trade marketing, logistics and sale of the nutraceuticals manufactured and supplied by SkyPharm (Sky Premium Life®), in the territories of Austria and Germany. Distributor A places purchase orders with SkyPharm at the company’s address and the purchase order is necessary to initiate any shipment.

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

On June 27, 2024 the Company signed an exclusive distribution agreement (the "Agreement") with Pharmalink for its Sky Premium Life products in the UAE. As part of the Agreement, Pharmalink will be responsible for all key functions, including sales and marketing, regulatory affairs, logistics, supply, and distribution of Sky Premium Life products in the UAE. Cosmos Health has secured its first purchase order from Pharmalink for 130,000 units and anticipates receiving orders of more than 500,000 units in the first year and in excess of 3,000,000 units over the next five years.

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

CANA

On May 31, 2023, the Company entered into a Stock Purchase Agreement with the owners of one hundred (100%) percent of the equity (the “Shares”) of Cana Laboratories Holdings (Cyprus) Limited (“Cana”), which wholly owned an operating subsidiary, Pharmaceutical Laboratories Cana S.A. (“Cana SA”).  The purchase price for the shares for the two Sellers is €800,000 and 46,377 shares of Cosmos restricted common stock at an issuance price of $17.25 per share or $800,000. Moreover, on February 28, 2023, the Company signed a Secured Promissory Note with Cana, whereby Cana borrowed the sum of €4,100,000 ($4,457,520), included in the total cash consideration provided for the acquisition. The acquisition was successfully completed on June 30, 2023.

Cana SA is a Greek pharmaceutical company that manufactures, sells, distributes, and markets original branded products researched and developed by leading global pharmaceutical and healthcare companies. Cana SA stands out as it brings significant synergies and vertical integration. With a long-standing history spanning almost a century, Cana SA has earned the trust of industry giants like AstraZeneca, Merck, Unilever, and Procter & Gamble. Cana's Good Manufacturing Practice (GMP) license enables us to manufacture pharmaceuticals, including medicines, within the EU, which creates attractive opportunities for high-margin contract manufacturing agreements with major multinational clients.

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

Cloudscreen

On January 23, 2024, the Company completed the acquisition of Cloudscreen, a cutting-edge Artificial Intelligence (AI) powered platform. The acquisition is pursuant to the purchase agreement announced on October 11, 2023. Cloudscreen is a multimodal platform specialized in drug repurposing, a process that involves uncovering new target proteins or indications for existing drugs for use in treating different diseases. The total purchase price amounted to $637,080 and consisted of 280,000 shares of common stock with a fair value of $319,200 and an amount of $317,880 to be settled in cash during 2024 based on the Promissory Note signed on October 10, 2023. The Company accounted for the acquisition as an asset acquisition in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, (“ASC 805”) and recorded $637,080 as another asset related to the technology platform acquired. The total amount was reclassified to “Goodwill and intangible assets, net” in January 2024 with the closing of the agreement (refer to Notes 2 & 5).

Research and Development Agreements

The Company entered into a Research & Development agreement with Doc Pharma S.A. on May 17, 2021. Under this agreement, Doc Pharma is responsible for the research, development, design, registration, copy rights and licenses of 250 nutritional supplements for the final products called Sky Premium Life®. More specifically, Doc Pharma is responsible for the product development and the Company has added 105 of such products codes in its portfolio as of December 31, 2023. The licenses purchased by Doc Pharma SA are capitalized and included in “Goodwill and intangible assets, net” of the Company’s Consolidated Balance Sheets as of December 31, 2023. Thus, no relevant R&D expense had been charged to the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss for the 3-month period ended March 31, 2024.

On June 26, 2022, the Company signed a research and development (“R&D”) agreement with a third party, through which the Company assigns to the third party the development of new products and services in the field of health, focusing on the human intestinal microbiome. The project includes two phases. Phase 1 has a 20-month duration and its cost amounts to EUR 758,000 ($838,450) and phase 2, has a 22-month duration and a cost of EUR 820,000 ($907,084). The amount will be due and payable upon completion of the corresponding phases. The Company records the corresponding R&D expense based on the project’s progress, which is invoiced by the third party in the relevant period. For the 12-month period ended December 31, 2023, the Company had incurred $164,859 of such costs included in “General and administrative expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Loss included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. No such costs were incurred within the 3-month period ended March 31, 2024.

Results of Operations

Three Month Periods Ended March 31, 2024 and 2023

Revenue and net loss

The Company had revenue of $14,584,473 and $12,349,777 (an increase of 18.10%) for the three months ended March 31, 2024 and 2023, respectively. Revenue significantly increased overall, compared to the prior periods, and the increase in the three-month period is mainly attributed to the wholesale revenue stream which was boosted with acquisitions such as the one of the Bikas customer base along with CANA’s acquisition which contributed $247,485 to the revenue of the Company and concerns the pharma manufacturing stream. The Company had a net loss of $1,866,690 on revenue of $14,584,473 versus a net loss of $459,863 on revenue of $12,349,777 for the three months ended March 31, 2024 and 2023, respectively. The increase in net loss for the three-month period ended March 31, 2024 compared to the one ended March 31, 2023 of $1,406,827 relates to the gain on debt extinguishment of approximately $1.9 million recognized during the three month period ended March 31, 2023.

Cost of Goods Sold

The Company had costs of goods sold of $13,250,847 versus $11,392,700 (an increase of 16.31%) for the three months ended March 31, 2024, and 2023, respectively. The increase in cost of goods sold is due to the increased sales volume of the wholesale revenue stream compared to the nutraceuticals one, given that the wholesale stream has significantly lower gross profit margins. Moreover, the increase in cost of goods sold is in parallel with the overall revenue increase.

Our future revenue growth is expected to continue to be affected by various factors such as industry growth trends, including drug utilization, the introduction of new innovative brand therapies, the likely increase in the number of branded pharmaceutical products that will be available over the next few years’ price increases and price deflation, general economic conditions, including the effects of the current conflict in the Ukraine, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third party reimbursement rates to our customers, and changes in government rules and regulations.

Gross Profit

The Company had gross profit of $1,333,626 versus $957,077 (an increase of 39.34%) for the three months ended March 31, 2024, and 2023, respectively. The increase in gross profit for the three month periods is attributable to the significantly higher overall revenue along with the contribution of our newly acquired subsidiary CANA, which significantly contributes to gross profit, once pharma manufacturing and contract manufacturing are high margin revenue streams.

Operating Expenses

The Company had general and administrative costs of $1,418,138 and $2,089,014 salaries and wage expenses of $1,258,179 and $949,451, sales and marketing expenses of $173,630 and $467,263, and depreciation and amortization expense of $319,987 and $102,151 for a loss from operations of $1,836,108 and a loss from operations of $2,651,172 for the three months ended March 31, 2024 and 2023, respectively. The decrease in operating expenses is primarily attributed to management’s bonuses, which were included in “General and administrative expenses” during the three-month period ended March 31, 2023 along with the significantly higher spending made in sales and marketing expenses within 2023. Management’s compensation in terms of both salaries and bonuses was increased due to the significant goals the Company achieved within 2022, including but not limited to the substantial capital raises executed within the period. The increase in depreciation and amortization expense for the three-month period ended March 31, 2024 of $217,266 (211.92%) is in accordance with the increase in PP&E (purchase of CANA’s & Cosmofarm’s facilities) and intangible assets (purchase of pharmaceutical and nutraceutical licenses). The salaries and wages increased by 32.52% which is mainly attributable to the addition of CANA and the relevant payroll costs, once all employees remained with the company following its acquisition on June 30, 2023.

Other Income (Expense)

The Company had interest expense related to notes payable and lines of credit of $168,672 versus $134,373. The increase in interest expense of 25.53% is attributable to the increased floating rates of the Company’s notes and lines of credits in 2024 (Euribor, Libor and Euro Short Term rate).

Moreover, a gain on equity investments of $1,755 versus a gain of $1,293 was due to the shift in the market prices of the Company’s equity investments during the three months ended March 31, 2024, and 2023, respectively. The net foreign currency loss amounted to $161,254 versus a gain of $196,035. The decrease in foreign currency loss is derived from the negative movement of the foreign exchange rates.

Interest income amounted to $105,765 versus $183,416 for the three months ended March 31, 2024 and 2023, respectively and the decrease in interest income is attributable to the Company’s decreased balances of Loans Receivable and Loans Receivable from related parties and the fact that the Company had interest income arising from treasury bills in the 2023 comparative period.

The other income, net recorded in the 3-month period ended March 31, 2024, of $191,824 mostly relates to write-offs of liabilities of our dormant subsidiary Cana Laboratories Holdings (Cyprus) Limited (“Cana”) arising from the past which had no substance and thus written off.

Additionally, a gain on debt extinguishment relating to the write-off of a share settled debt obligation and the forgiveness of a notes payable balance for a total gain of $1,908,513 was recorded in the six months ended March 31, 2023. No equivalent extraordinary items were included in the three-month period ended March 31, 2024.

Foreign currency translation adjustment, net

The Company had a foreign currency translation loss, net of $599,276 versus gains of $336,463, attributable to the negative movement of the exchange rates during the three-month periods ended March 31, 2024 and 2023 respectively, and a net comprehensive loss of $2,465,966 versus a loss of $123,400 for the three months ended March 31, 2024 and 2023, respectively. The change in comprehensive loss mainly derives from the shift in exchange rates and the significant gain on extinguishment of debt of $1.9 million recorded within the three-month period ended March 31, 2023.

Liquidity and Capital Resources

As of March 31, 2024, the Company had working capital of $10,730,747 compared to $12,285,310 as of December 31, 2023.

The Company had cash and cash equivalents of $865,099 versus $3,833,195 as of March 31, 2024 and December 2023, respectively. The Company had net cash used in operating activities of $3,412,103 and $6,344,173 for the three months ended March 31, 2024 and 2023, respectively. The Company has devoted substantially all of its cash resources to expand through organic business growth and has incurred significant general and administrative expenses in order to enable the financing and growth of its business and operations. The significant is attributable to the significant prepayments to suppliers which had been performed within the 3-month period ended March 31, 2023.

The Company had net cash provided by investing activities of $126,454 and net cash used in investing activities $4,486,455 during the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2023, the net cash used in investing activities was mainly attributable to the outflow of consideration transferred through the Cana acquisition.

The Company had net cash provided by financing activities of $206,942 versus $2,242,805 during the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, the Company received proceeds from lines of credit of $5,932,222 and payments of lines of credit of $5,974,114, for a net decrease on the line of credit of $41,892. The significant higher inflows arising from financing activities in 2023 was mainly attributable to the receipt of the $4,750,107 subscription receivable, due from December’s 2022 offering. However, the Company repaid $1,245,022 of the outstanding notes payable during the three-month period ended March 31, 2023, versus $364,354 of debt repayments within the three-month period ended March 31, 2024. During the 3-month period ended March 31, 2024, the Company raised additional equity funds through a Baby Shelf supplement to its Registration Statement on Form S-3 (No. 333-267550) filed with the SEC on February 29 and March 7, 2024. More specifically, the Company sold 901,488 shares of common stock for gross proceeds of $649,039.

We anticipate using cash in our bank account as of March 31, 2024, cash generated from debt or equity financing, from investing activities or from management loans to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we may lose the qualification for quotation and our securities would no longer trade on Nasdaq Capital Market. Further, as a consequence we would fail to satisfy our reporting obligations with the Securities and Exchange Commission (“SEC”), and investors would then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

Going Concern

The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the continuation of the Company as a going concern. For the three months ended March 31, 2024, the Company had revenue of $14,584,473, net loss of $1,866,690 and net cash used in operations of $3,412,103. Additionally, as of March 31, 2024, the Company had positive working capital of $10,730,747, an accumulated deficit of $93,510,923, and stockholders’ equity of $34,546,682. It is the management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing.

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

Management’s plans include expansion of brand name products to the market, expanding the current product portfolio, and evaluating acquisition targets to expand distribution. Furthermore, the Company intends to vertically integrate the supply chain distribution network. During the period up to the issuance of this report the Company has signed multiple distribution agreements for its SPL products in Europe and Asia and a variety of contract manufacturing agreements though its subsidiary, CANA. Finally, the Company plans to access the capital markets further in order to raise additional funds through equity offerings. More specifically, management will consider postponing the repayment of its outstanding Trade Facility ($1,618,650 balance as of March 31, 2024), intends to make substantial efforts to receive additional debt financing through its subsidiary, Cosmofarm SA, and plans to raise additional equity funds through utilizing its outstanding warrants. Up to the issuance of its consolidated financial statements for the three months ended March 31, 2024, the Company has sold 901,488 shares of common stock for net proceeds of $629,426. Moreover, the Company’s management is considering postponing certain repayments of suppliers and creditors. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described herein and eventually secure other sources of financing and attain profitable operations.

Considering the above, management is of the view that substantial doubt exists about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Plan of Operation in the Next Twelve Months

Specifically, our plan of operations for the next twelve months is as follows:

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

Organic Growth

Proprietary Portfolio of Branded Products: A bright spot so far in 2024 is the strong demand for our branded nutraceuticals, as we aspire to transform them into global brands. Our products have received very positive feedback at leading events like Arab Health in Dubai, Infarma in Barcelona, Vitafoods in Geneva, and Pharmacy Show in Birmingham.

Sky Premium Life®: We are selling Sky Premium Life products in an increasing number of countries through pharmacies, retail chains, and online platforms. Among our prominent retailers is Holland & Barrett. With over 1,600 stores in 18 countries across the world, it is not only Europe's largest health and wellbeing retailer but also one of the world's largest, generating about $1 billion in annual revenue. Additionally, our products are available online through platforms like eBay and Amazon in the UK, Canada, the US, Germany, France, Spain, and Singapore. We are investing in our infrastructure, expanding our production capacity to accommodate increasing volumes, accelerating our efforts to broaden our distribution network, and planning to penetrate new major markets. This is boosted by strategic collaborations like the one announced with C.A. PAPAELLINAS Group, a market leader with an extensive distribution network throughout Cyprus. PAPAELLINAS will represent and distribute Sky Premium Life, not only in Holland & Barrett stores but also in pharmacies throughout Cyprus.

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

Bio-Bebe® and C-Sept®/C-Scrub: Among Cana's many valuable assets, Cosmos Health also obtained a proprietary portfolio of pharmaceutical, dermocosmetic, antiseptic, and food supplement branded products. These include, among others: Bio-Bebe, an organic infant care and nutrition brand, which we are in the process of relaunching. This presents us with a great opportunity to enter the lucrative global baby food market that, according to Fortune Business Insights, is worth $102.90 billion per year. C-Sept, an antiseptic brand, which we are expanding with the launch of the new C-Scrub Wash 4% CHG Biocide. We believe that we are well positioned to capitalize on the global antiseptic and disinfectant market that, according to Grand View Research, is worth $29 billion per year.

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

Off Balance Sheet Arrangements

As of March 31, 2024, there were no off-balance sheet arrangements.

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

The Company is liable for income taxes in Greece and the United Kingdom. The corporate income tax rate is 22% in Greece (tax losses are carried forward for five years effective January 1, 2013) and 25% in United Kingdom. Losses may also be subject to limitation under certain rules regarding change of ownership.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were ineffective due to material weaknesses stated below:

•	The Company has a lack of proper segregation of duties.

•

The Company’s internal control structure lacks multiple levels of review and oversight and does not have appropriate IT General Controls (ITGCs) for the applications used in the Financial Reporting process, caused by lack of design of relevant controls and overall IT risk management.

We are in the process of remediating all material weaknesses present in our internal controls and we plan to have completed the remediation by December 31, 2024.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Our Audit Committee is in process of evaluating our existing controls and procedures, while communicating with the Management on quarterly basis.

Audit Committee

We have a separately designated standing audit committee, which is appointed by the Board of Directors of Cosmos Health Inc. On April 28, 2022, Dr. Anastasios Aslidis was elected to serve on the Board of Directors and was appointed as a chair of the Audit Committee. Our three independent directors, Anastasios Aslidis, John Hoidas and Demetrios Demetriades serve on the Audit Committee. The primary function of the committee is to assist the Board of Directors in overseeing (1) the financial reporting and accounting processes of the Company, and (2) the financial statements audits of the Company. The Committee also prepares a written report to be included in the annual proxy statement of the Company pursuant to the applicable rules and regulations of the “SEC”. In furtherance of these purposes, the Committee shall maintain direct communication among the Company’s independent auditors and the Board of Directors. The independent auditors and any other registered public accounting firm engaged in preparing or issuing an audit report or performing other audit review or attest services for the Company shall report directly to the Committee and are ultimately accountable to the Committee and the Board of Directors.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no changes since the filing of the Company’s Form 10-K for the year ended December 31, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None. Previously reported on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Cosmos Health Inc.

Date: August 19, 2024	By:	/s/ Grigorios Siokas
Grigorios Siokas
Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2024	By:	/s/ Georgios Terzis
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

