Form 10-Q
period 2024-06-30
Cosmos Health Inc.
filed 2024-08-19
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

 Applicable only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,834,023 as of August 19, 2024.

COSMOS HEALTH INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$343,509	$3,833,195
Accounts receivable, net	18,383,107	19,759,254
Accounts receivable - related party	1,619,716	1,099,098
Marketable securities	21,509	20,075
Inventory	4,323,784	4,789,054
Loans receivable	438,719	411,858
Loans receivable - related party	428,440	442,480
Prepaid expenses and other current assets	2,100,450	1,811,911
Prepaid expenses and other current assets - related party	5,755,894	4,440,855

TOTAL CURRENT ASSETS	33,415,128	36,607,780

Property and equipment, net	10,053,986	10,455,499
Goodwill and intangible assets, net	7,716,242	7,684,183
Loans receivable - long term portion	3,190,098	3,509,200
Loans receivable - related party - long term	3,213,300	3,539,840
Operating lease right-of-use asset	727,039	1,131,552
Financing lease right-of-use asset	28,825	28,790
Advances for building's acquisition	2,000,020	2,000,020
Other assets	482,706	1,057,947

TOTAL ASSETS	$60,827,344	$66,014,811

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,899,684	11,911,978
Accounts payable and accrued expenses - related party	848,325	231,564
Accrued interest	164,500	166,348
Lines of credit	7,105,599	6,630,273
Notes payable	1,540,776	1,570,886
Notes payable - related party	10,925	11,283
Loans payable - related party	5,339	13,257
Operating lease liability, current portion	254,255	285,563
Financing lease liability, current portion	24,098	27,222
Other current liabilities	3,967,916	3,474,096

TOTAL CURRENT LIABILITIES	24,821,417	24,322,470

Notes payable - long term portion	2,391,430	3,035,341
Operating lease liability, net of current portion	471,697	844,866
Financing lease liability, net of current portion	7,857	5,261
Other liabilities	1,015,369	1,763,845
TOTAL LIABILITIES	28,707,770	29,971,783

Commitments and Contingencies (see Note 14)	-	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized; 17,834,023 and 15,982,472 shares issued and 17,747,526 and 15,895,975 outstanding as of June 30, 2024 and December 31, 2023, respectively	17,834	15,983
Additional paid-in capital	130,316,264	129,008,301
Subscription receivable	(20)	(20)
Treasury stock, at cost, 86,497 shares as of June 30, 2024, and December 31, 2023	(917,159)	(917,159)
Accumulated deficit	(96,101,634)	(91,644,233)
Accumulated other comprehensive loss	(1,195,711)	(419,844)

TOTAL STOCKHOLDERS' EQUITY	32,119,574	36,043,028

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$60,827,344	$66,014,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

REVENUE	13,206,717	12,363,429	$27,791,190	$24,713,206

COST OF GOODS SOLD	12,439,469	11,416,595	25,690,316	22,809,295

GROSS PROFIT	767,248	946,834	2,100,874	1,903,911

OPERATING EXPENSES
General and administrative expenses	1,390,525	2,000,151	2,808,663	4,089,165
Salaries and wages	1,454,862	1,077,672	2,713,041	2,027,123
Sales and marketing expenses	110,813	318,061	284,443	785,324
Depreciation and amortization expense	313,074	127,415	632,861	229,936
TOTAL OPERATING EXPENSES	3,269,274	3,523,299	6,439,008	7,131,548

LOSS FROM OPERATIONS	(2,502,026)	(2,576,465)	(4,338,134)	(5,227,637)

OTHER INCOME (EXPENSE)
Other income (expense), net	(29,305)	(34,477)	162,519	(28,734)
Interest expense	(342,446)	(244,135)	(511,118)	(378,508)
Interest income	102,030	261,269	207,795	444,685
Gain on equity investments, net	335	2,676	2,090	3,969
Gain on extinguishment of debt	-	2,257	-	1,910,770
Change in fair value of derivative liability	-	-	-	3,384
Bargain purchase gain	-	1,633,842	-	1,633,842
Foreign currency transaction, net	180,701	66,674	19,447	262,709
TOTAL OTHER INCOME (EXPENSE), NET	(88,685)	1,688,106	(119,267)	3,852,117

LOSS BEFORE INCOME TAXES	(2,590,711)	(888,359)	(4,457,401)	(1,375,520)

INCOME TAX EXPENSE	-	(93,171)	-	(65,873)

NET LOSS	(2,590,711)	(981,530)	(4,457,401)	(1,441,393)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(2,590,711)	(981,530)	(4,457,401)	(1,441,393)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net	(176,591)	83,188	(775,867)	419,651

TOTAL COMPREHENSIVE LOSS	(2,767,302)	(898,342)	$(5,233,268)	$(1,021,742)

BASIC NET LOSS PER SHARE	(0.15)	(0.09)	$(0.26)	$(0.13)
DILUTED NET LOSS PER SHARE	(0.15)	(0.09)	$(0.26)	$(0.13)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	17,834,023	10,819,645	17,025,203	10,718,010
Diluted	17,834,023	10,819,645	17,025,203	10,718,010

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND MEZZANINE EQUITY

										Accumulated
	Preferred Stock		Common Stock		Additional		Treasury Stock			Other	Total
	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Subscription Receivable	No. of Shares	Value	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity

Balance at January 1, 2023	-	$372,414	10,605,412	$10,606	$112,205,952	$(4,750,108)	15,497	$(816,707)	$(66,232,813)	$(1,132,635)	$39,284,295
Foreign currency translation adjustment, net										336,463	336,463
Proceeds from sale of common stock						4,750,000					4,750,000
Shares issued in lieu of cash			15,258	15	96,873						96,888
Net loss									(459,863)		(459,863)
Balance at March 31, 2023	-	$372,414	10,620,670	$10,621	$112,302,825	$(108)	15,497	$(816,707)	$(66,692,676)	$(796,172)	$44,007,783
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	-	83,188	83,188
Shares issued for purchase of customer base	-	-	99,710	100	315,981	-	-	-	-	-	316,081
Shares issued for purchase of Cana	-	-	46,377	46	138,621	-	-	-	-	-	138,667
Stock-based compensation	-	-	185,000	185	104,684	-	-	-	-	-	104,869
Net loss	-	-	-	-	-	-	-	-	(981,530)	-	(981,530)
Balance at June 30, 2023	-	$372,414	10,951,757	10,952	112,862,111	(108)	15,497	(816,707)	(67,674,206)	(712,984)	43,669,058

										Accumulated
	Preferred Stock		Common Stock		Additional		Treasury Stock			Other	Total
	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Subscription Receivable	No. of Shares	Value	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity

Balance at January 1, 2024	-	$-	15,982,472	$15,983	$129,008,301	$(20)	86,497	$(917,159)	$(91,644,233)	$(419,844)	$36,043,028
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	-	(599,276)	(599,276)
Proceeds from sale of common stock, net of financing fees of $19,467	-	-	901,488	901	628,525	-	-	-	-	-	629,426
Shares issued in lieu of cash	-	-	-	-	108,297	-	-	-	-	-	108,297
Shares issued pursuant to warrant exchange agreement	-	-	950,063	950	(950)	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	231,897	-	-	-	-	-	231,897
Net loss	-	-	-	-	-	-	-	-	(1,866,690)	-	(1,866,690)
Balance at March 31, 2024	-	$-	17,834,023	$17,834	$129,976,070	$(20)	86,497	$(917,159)	$(93,510,923)	$(1,019,120)	$34,546,682
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	-	(176,591)	(176,591)
Shares issued in lieu of cash	-	-	-	-	108,444	-	-	-	-	-	108,444
Stock-based compensation	-	-	-	-	231,750	-	-	-	-	-	231,750
Net loss	-	-	-	-	-	-	-	-	(2,590,711)	-	(2,590,711)
Balance at June 30, 2024	-	-	17,834,023	17,834	130,316,264	(20)	86,497	(917,159)	(96,101,634)	(1,195,711)	32,119,574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,457,401)	$(1,441,393)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and amortization expense	617,943	162,839
Amortization of right-of-use assets	14,918	67,097
Bad debt expense	(30,992)	671,678
Shares issued in lieu of cash	-	96,888
Lease expense	155,430	123,204
Interest on finance leases	1,307	13,709
Stock-based compensation	680,389	104,869
Deferred income taxes	(5,645)	3,621
Gain on extinguishment of debt	-	(1,910,770)
Bargain purchase gain	-	(1,633,842)
Change in fair value of the derivative liability	-	(3,384)
Gain on net change in fair value of equity investments	(2,090)	(3,969)
Changes in assets and liabilities:
Accounts receivable	788,013	721,400
Accounts receivable - related party	(559,563)	202,669
Inventory	323,436	(949,633)
Prepaid expenses and other assets	(359,794)	(3,603,672)
Prepaid expenses and other current assets - related party	(1,462,468)	(2,303,904)
Loan receivable - related party	-	(168,469)
Accounts payable and accrued expenses	(711,770)	(1,332,464)
Accounts payable and accrued expenses - related party	621,174	(135,026)
Accrued interest	3,418	(229,771)
Lease liabilities	(154,610)	(123,391)
Taxes payable	-	417,256
Other current liabilities	614,232	(230,028)
Other liabilities	(698,916)	(579,582)
NET CASH USED IN OPERATING ACTIVITIES	(4,622,989)	(12,064,068)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from loan receivable	357,241	347,225
Cash paid for the acquisition of Cana	-	(5,331,120)
Sale of intangible assets	1,989	-
Purchase of intangible assets	-	(2,213,851)
Purchase of property and equipment	(116,826)	(1,249,933)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	242,404	(8,447,679)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of convertible note payable	-	(100,000)
Payment of note payable	(549,946)	(1,372,976)
Payment of related party loan	(7,567)
Payment of lines of credit	(12,342,152)	(10,412,107)
Proceeds from lines of credit	13,034,203	9,271,450
Proceeds from the issuance of common stock	-	4,750,000
Payments of finance lease liability	(17,504)	(77,753)
Payments of financing fees	629,576	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	746,610	2,058,614

Effect of exchange rate changes on cash	144,289	(63,853)

NET CHANGE IN CASH	(3,489,686)	(18,516,986)

CASH AT BEGINNING OF PERIOD	3,833,195	20,749,683
CASH AT END OF PERIOD	$343,509	$2,232,697

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$512,966	$814,345

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Closing of acquisition of Cloudscreen	$637,080	$-
Common shares issued for acquisition of customer base	$-	$316,081
Common shares issued for acquisition of Cana	$-	$138,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

NOTE 1 – BASIS OF PRESENTATION

The terms “COSM,” “we,” the “Company,” the “Group” and “us” as used in this report refer to Cosmos Health Inc. The accompanying unaudited condensed consolidated balance sheet as of June 30, 2024 and unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of COSM, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“Form 10-K”). The accompanying condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet.

Going Concern

The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the continuation of the Company as a going concern. For the six months ended June 30, 2024, the Company had revenue of $27,791,190, net loss of $4,457,401 and net cash used in operations of $4,622,989. Additionally, as of June 30, 2024, the Company had positive working capital of $8,593,711, an accumulated deficit of $96,101,634, and stockholders’ equity of $32,119,574. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing.

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

Management’s plans include expansion of brand name products to the market, expanding the current product portfolio, and evaluating acquisition targets to expand distribution. Furthermore, the Company intends to vertically integrate the supply chain distribution network. During the period up to the issuance of this report the Company has signed multiple distribution agreements for its SPL products in Europe and Asia and a variety of contract manufacturing agreements though its subsidiary, CANA. Finally, the Company plans to access the capital markets further in order to raise additional funds through equity offerings. More specifically, management will consider postponing the repayment of its outstanding Trade Facility ($1,606,650 balance as of June 30, 2024), intends to make substantial efforts to receive additional debt financing through its subsidiary, Cosmofarm SA, and plans to raise additional equity funds through utilizing its outstanding warrants. Up to the issuance of its consolidated financial statements for the six months ended June 30, 2024, the Company has sold 901,488 shares of common stock for net proceeds of $629,426. Moreover, the Company’s management is considering postponing certain repayments of suppliers and creditors. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described herein and eventually secure other sources of financing and attain profitable operations.

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

June 30, 2024

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

Bikas

On June 15, 2023, Cosmos Health Inc. entered into an Assignment and Assumption Agreement (the “Agreement”) with Ioannis Bikas O.E., a Greek Company (“Bikas”). Bikas is owner of a pharmaceutical distribution network in Greece and agreed to sell to the Company their distribution network and customer base. The purchase price of the network was €100,000 ($109,330) in cash, and €300,000 ($316,081) in the Company’s common stock. The Company issued 99,710 shares of common stock related to the acquisition of the customer base, based on the fair value of the stock on the acquisition date. The Company accounted for the acquisition as an asset acquisition in accordance with ASC 805 and recorded $425,411 as an intangible asset related to the customer base acquired.

Buildings Acquisitions

On April 24, 2023, the Company purchased a building for a total sum of $1,054,872 in cash. The Company accounted for the acquisition as an asset acquisition in accordance with ASC 805 and recorded the cost of the building as "Property, plant and equipment" on the consolidated balance sheets.

On January 6, 2023, the Company agreed to purchase land and building located in Montreal, Canada from a third-party vendor. The total purchase price amounts to $3,950,000 and the closing date of the agreement based on the amendment signed on July 19, 2023, is December 31, 2023. As of June 30, 2024, the Company has made no additional prepayments concerning this building. The closing date of the agreement has been extended to December 31, 2024.

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

June 30, 2024

During the prior year period, Cana had minimal operations as it was in financial difficulties and seeking for an investor.

Basis of Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP.

Principles of Consolidation

Our consolidated accounts include our accounts and the accounts of our wholly owned subsidiaries, SkyPharm S.A., Decahedron Ltd., Cosmofarm S.A., Cana Laboratories Holdings (Cyprus) Limited and ZipDoctor Inc. The Group’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The consolidated financial statements reflect the consolidation of all entities in which the Company has control, as determined by the ability to direct the activities that significantly affect the entities’ economic performance. All significant intercompany balances and transactions have been eliminated.

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

June 30, 2024

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

Accounts Receivable, net

Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts against gross accounts receivable reflects the best estimate of probable losses inherent in the receivables’ portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. As of June 30, 2024 and December 31, 2023, the Company’s allowance for doubtful accounts was $19,086,835 and $19,686,091, respectively. Below is the summary of changes in the allowance for doubtful accounts:

June 30, 2024

Balance as of January 1st, 2024	$19,686,091
Provisions for credit losses	-
Write-offs	-
Foreign exchange adjustments	(568,264)
Other adjustments	(30,992)
Balance as of June 30, 2024	$19,086,835

Tax Receivables

The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of its business in most of the countries in which it operates related to the procurement of merchandise and/or services it acquires and/or on sales and taxable income. The Company also collects VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services it sells. If the output VAT exceeds the input VAT, this creates a VAT payable to the government. If the input VAT exceeds the output VAT, this creates a VAT receivable from the government. The VAT tax return is filed on a monthly basis offsetting the payables against the receivables. In observance of EU regulations for intra-EU cross-border sales, our subsidiaries in Greece, SkyPharm and Cosmofarm, do not charge VAT for sales to wholesale drug distributors registered in other European Union member states. As of June 30, 2024 and December 31, 2023, the Company had a VAT net receivable balance of $276,152 and $187,512 respectively, recorded in the consolidated balance sheet as prepaid expenses and other current assets and accounts payable and accrued expenses, respectively.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

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

Depreciation expense was $103,558 and $79,163 for the three months ended June 30, 2024 and 2023, respectively and $216,432 and $112,569 for the six months ended June 30, 2024 and 2023, respectively.

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

June 30, 2024

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

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 5 years for an import/export license and a useful life of 10 years for the pharmaceutical and nutraceutical products licenses included in Note 4 as “Licenses”. A useful life of 10 years is also used for the platforms included in Note 4 as “Software” and the customer bases. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. As of June 30, 2024 and December 31, 2023, no revision to the remaining amortization period of the intangible assets was made.

Amortization expense was $193,518 and $16,035 for the three months ended June 30, 2024 and 2023, respectively and $383,373 and $50,270 for the six months ended June 30, 2024 and 2023, respectively.

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

As of June 30, 2024, investments consisted of 16,666 shares which traded at a closing price of $0.75 per share or value of $12,416 of National Bank of Greece. Additionally, the Company has $7,665 in equity securities of Pancreta Bank, which are revalued annually.

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

Our financials also included the following financial instruments as of June 30, 2024 and December 31, 2023: cash, accounts receivable, inventory, prepaid expenses, loans receivable, accounts payable, notes payable and lines of credit. Except for the loans receivable which carry fixed interest rates, the carrying value of the remaining instruments, approximates fair value due to their short-term nature.

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

Wholesale revenue and sales of own branded nutraceutical and pharmaceutical products

The Company has contracts or signed partnership forms (usual in the wholesale sector of the pharma industry) with its customers, stipulating the enforceable rights and obligations. The Company is responsible for transferring the goods to the customer’s location, which represents its sole performance obligation. Thus, the transaction price, which is predetermined in most of the products sold, is exclusively allocated to this performance obligation. Revenue is recognized at a single point in time, which is upon issuance of the corresponding sales invoice. The Company has assessed the impact of the items invoiced but not delivered to the customer’s location as of December 31, 2023 and June 30, 2024, and deemed that it had no material effect.

Pharma manufacturing

The Company has active contracts with its customers, stipulating the enforceable rights and obligations. The Company is responsible for the manufacturing and the packaging of specific products assigned by its customers, which represents its performance obligations to which the Company allocates the transaction price determined. The customers are responsible for providing the raw materials to the Company. Revenue is recognized over a period of time, which is during the production and packaging period of the respective products. As of June 30, 2024, there were no products or batches of products for which the production or packaging phase was in progress.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

Medihelm SA

Commencing from January 1, 2023, and pursuant to the agreement with Medihelm, the exclusive distributor of the Company’s own proprietary line of nutraceuticals, the Company considers the transaction price to be variable and records an estimate of the transaction price, subject to the constraint for variable consideration. The Company is basing the change in transaction price with the exclusive distributor through assessment of significant overdue receivables from the exclusive distributor, which the Company reassesses each reporting period. Through this assessment, the Company applied the “expected value” model under ASC 606-10-32-5 and had applied specific constraints to revenue due from the customer at the end of each reporting period. Following the application of the “expected value” model, the Company had deferred an amount of $397,000 and recorded it against the sales to Medihelm for the twelve months ended December 31, 2024. However, the Company assessed once more the trading relationship with Medihelm SA at year end and since no significant receipts had taken place up to the issuance of the report, the Company recorded an allowance for the total receivable amount not received up to the issuance date. More specifically a cumulative reserve of $12,655,615 was applied, leaving a receivable of $532,704 due from Medihelm SA, as of December 31, 2023. The Company does not consider that new sales to Medihelm SA or sales to any other customer include a variable component as of June 30, 2024.

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

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At June 30, 2024, we believe our United Kingdom and Greece deferred tax assets will not be realized, as such, we did not record a reversal on the full valuation approach we followed during the year ended December 31, 2023.

Leases

The Company accounts for leases in accordance with ASC 842. For all leases, the Company recognizes a right-of-use (ROU) asset and a lease liability on the balance sheet. The ROU asset represents the Company's right to use the underlying asset for the lease term, and the lease liability represents the obligation to make lease payments arising from the lease, both measured at the present value of future lease payments. Lease payments are recognized as an operating expense on a straight-line basis over the lease term. The interest on the lease liability and the amortization of the ROU asset are recognized separately in the income statement. Initial direct costs incurred by the Company in negotiating and securing leases are capitalized and amortized over the lease term on a straight-line basis. The assets and liabilities from operating and finance leases are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s secured incremental borrowing rates or implicit rates, when readily determinable. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet. The Company’s operating leases do not provide an implicit rate that can readily be determined. Therefore, we use a discount rate based on our incremental borrowing rate, which is determined using the average interest rate of our long-term debt on the date of inception.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

Retirement and Termination Benefits

Under Greek labor law, employees are entitled to lump-sum compensation in the event of termination or retirement. The amount depends on the employee’s work experience and remuneration as of the day of termination or retirement. If an employee remains with the company until full-benefit retirement, the employee is entitled to a lump-sum equal to 40% of the compensation to be received if the employee were to be dismissed on the same day. The Company periodically reviews the uncertainties and judgments related to the application of the relevant labor law regulations to determine retirement and termination benefits obligations of its Greek subsidiaries. The Company has evaluated the impact of these regulations and has identified a potential retirement and termination benefits liability. The amount of the liability as of June 30, 2024 and December 31, 2023, was $395,698 and $408,665, respectively, and has been recorded as a long-term liability within the consolidated balance sheets.

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

	June 30, 2024	June 30, 2023
Weighted average number of common shares outstanding Basic	17,025,203	10,718,010
Potentially dilutive common stock equivalents		-
Weighted average number of common and equivalent shares outstanding – Diluted	17,025,203	10,718,010

The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	June 30, 2024	June 30, 2023
Warrants	8,558,380	4,188,928
Total	8,558,380	4,188,928

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

June 30, 2024

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

CosmoFarmacy LP

In September 2019, the Company entered into an agreement with an unaffiliated third party to incorporate CosmoFarmacy L.P. for the purpose of providing strategic management consulting services and the retail trade of pharmaceutical products, and OTC to pharmacies. CosmoFarmacy was incorporated with a 30-year term through May 31, 2049. The unaffiliated third party is the general partner (the “GP”) of the limited partnership and is responsible for management and decision-making associated with CosmoFarmacy. The initial share capital was set to EUR 150,000 ($163,080) which was later increased to EUR 500,000 ($543,600). The GP contributed the pharmacy license (the “License”) valued at EUR 350,000 (30-year term) to operate the business of CosmoFarmacy in exchange for a 70% equity ownership. The Company is a limited partner and contributed cash of EUR 150,000 ($163,080) for the remaining 30% equity ownership. CosmoFarmacy is not publicly traded and the Company’s investment has been recorded using the equity method of accounting. The value of the investment as of June 30, 2024 and December 31, 2023, was $160,665 and $165,930, respectively, and is included in “Other assets” on the Company’s consolidated balance sheets.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Land	$3,438,343	$3,551,020
Buildings and improvements	4,674,665	4,787,963
Leasehold improvements	3,524	3,639
Vehicles	274,487	285,388
Furniture, fixtures and equipment	2,697,076	2,707,442
Computers and software	195,302	168,173
	11,283,397	11,503,625
Less: Accumulated depreciation and amortization	(1,229,411)	(1,048,126)
Total	$10,053,986	$10,455,499

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

NOTE 5 – INTANGIBLE ASSETS

Goodwill and intangible, net assets consist of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
License	$6,714,555	$6,876,169
Trade name / mark	390,188	392,197
Customer base	602,204	602,204
Software	795,868	155,788
	8,502,814	8,029,357
Less: Accumulated amortization
License	(609,659)	(235,925)
Trade name / mark	(36,997)	(36,997)
Customer base	(141,994)	(110,160)
Software	(47,619)	(11,789)
Subtotal	7,666,545	7,634,486
Goodwill	49,697	49,697
Total	$7,716,242	$7,684,183

At June 30, 2024, the estimated aggregate amortization expense for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows:

Year	Amount
2024	$405,212
2025	807,519
2026	808,689
2027	808,689
2028	756,665
Thereafter	3,724,570
Total	$7,311,545

NOTE 6 – LOAN RECEIVABLE

On October 30, 2021, the Company entered into an agreement for a ten-year loan with Medihelm SA to memorialize €4,284,521 ($4,849,221) in prepayments the Company had made. The prepayments to Medihelm SA had been made in accordance with the parallel export business, through which Medihelm supplied and would supply SkyPharm SA with branded pharmaceuticals. This business is no longer in place for the Company and thus the Company entered into this agreement with Medihelm SA in order for the outstanding amount to be settled. Interest is calculated at a rate of 5.5% per annum on a 360-day basis. Under the terms of the agreement, the Company is to receive 120 equal payments over the term of the loan. During the year ended December 31, 2023, the Company received €352,438 ($389,867) in principal payments such that as of December 31, 2023, the Company had a short-term receivable balance of $411,858 and a long-term receivable balance of $3,509,200 under this loan. The Company also received €156,684 ($167,824) in principal payments and €81,077 ($86,341 in interest payments during the six-month period ended June 30, 2024. The Note is considered fully recoverable.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

NOTE 7 – INCOME TAXES

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the three months ended June 30, 2024 and 2023.

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

June 30, 2024 and 2023, the Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily due to a valuation allowance recorded against net deferred tax assets in in the United States and the United Kingdom.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. As of June 30, 2024 and December 31, 2023, the Company has maintained a valuation allowance against all net deferred tax assets in the United States, Greece, and the UK.

For the three and six months ended June 30, 2024, and 2023, the Company has recorded tax benefit in any jurisdiction where it is subject to income tax, in the amount of $0 and $65,873 respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

NOTE 8 – CAPITAL STRUCTURE

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock, of which 6,000,000 are designated as Series A convertible preferred stock. The preferred stock has a liquidation preference over the common stock and is non-voting. As of June 30, 2024 and December 31, 2023, no preferred shares were issued and outstanding.

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

June 30, 2024

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

Each holder is entitled to receive dividends in shares of Series A Preferred Stock or cash determined based on the stated value of each Series A Preferred Stock at the dividend rate of 8.0% per year. For the year ended December 31, 2022, the Company recorded $372,414 as a deemed dividend in accordance with the Series A Preferred Stock cumulative dividend. As of December 31, 2022, the cumulative dividend has been recorded as mezzanine equity. Following, Mr. Siokas waiver of the right to receive the dividends on February 26, 2024, and the unanimous written consent of the Company’s Board of Directors on February 29, 2024, through which was resolved that the Company shall remove all accrued and unpaid dividends payable to the previous holders of Series A Preferred stock, the Company eliminated the total deemed dividend of $372,414 through retained earnings. Thus, the balance of mezzanine equity as of June 30, 2024, and December 31, 2023 is $0.

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

Treasury stock

As of June 30, 2024 and December 31, 2023, the Company held 86,497 and 86,497, respectively, shares of our common stock at a cost of $917,159 and $917,159, respectively. Shares of our common stock that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. Cosmos may repurchase shares from time to time through open market purchases in accordance with applicable securities laws and other restrictions. The Company repurchased no shares of our common stock during the six months ended June 30, 2024. The Company repurchased 71,000 shares of our common stock for $100,452 during the year ended December 31, 2023. The Company repurchased no shares of our common stock during the six months ended June 30, 2024.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

On January 24, 2023 the Company announced that its Board of Directors has approved a share repurchase program with authorization to purchase up to $3 million of its common stock. Cosmos may repurchase shares from time to time through open market purchases in accordance with applicable securities laws and other restrictions.

Common Stock

The Company is authorized to issue 300 million shares of common stock. As of June 30, 2024 and December 31, 2023, the Company had 17,834,023 and 15,982,472 shares of our common stock issued, respectively, and 17,747,526 and 15,895,975 shares outstanding, respectively.

Issuance of Common Stock

During the three-month period ended June 30, 2023 the Company issued 15,258 to a consultant for services rendered. The shares were valued and expensed on the date of issuance and are separately presented in the condensed consolidated statement of changes in stockholders’ equity and mezzanine as “Shares issued in lieu of cash”.

During the six months ended June 30, 2024 raised additional equity funds through a Baby Shelf supplement to its Registration Statement on Form S-3 (No. 333-267550) filed with the SEC on February 29 and March 7, 2024. More specifically, the Company sold 901,488 shares of common stock for gross proceeds of $648,893. Placement agent’s fees and other commissions amounted to $19,467 and thus the total net proceeds for the period were $629,426.

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

Exercise of Warrants

We had no warrant exercises during the six months ended June 30, 2024.

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

Prepaid expenses and other current assets – related party

As of June 30, 2024 and December 31, 2023, the Company had a prepaid balance of $5,482,679 and $4,347,184, respectively, to Doc Pharma related to purchases of inventory.

Accounts payable and accrued expenses - related party

As of June 30, 2024 and December 31, 2023, the Company had an accounts payable balance to Doc Pharma of $112,019 and $34,217, respectively.

Accounts receivable - related party

The Company had a receivable balance of $2,774,038 and $2,386,721 from Doc Pharma S.A as of June 30, 2024, and December 31, 2023, respectively.

Sales and Purchases

During the six months ended June 30, 2024 and 2023, the Company purchased a total of $520,699 and $193,831 of products from Doc Pharma S.A., respectively. During the three months ended June 30, 2024, and 2023, the Company had $136,378 and $2,120 revenue from Doc Pharma, respectively.

During the six months ended June 30, 2024 and 2023, the Company purchased a total of $425,638 and $607,984 of products from Doc Pharma S.A., respectively. During the three months ended June 30, 2024 and 2023, the Company had $236,590 and $2,767 revenue from Doc Pharma, respectively.

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

For the three months ended June 30, 2024 and 2023, the Company has purchased €61,597 ($66,295) and €174,519 ($190,021) respectively, in inventory related to this agreement.

For the six months ended June 30, 2024 and 2023, the Company has purchased €126,758 ($137,027) and €548,980 ($593,427) respectively, in inventory related to this agreement.

On May 17, 2021, Doc Pharma and the Company entered into a Research and Development (“R&D”) agreement whereby Doc Pharma will be responsible for the research, development, design, registration, copy rights and licenses of 250 nutritional supplements for the final products called Sky Premium Life®. These products will be sold in Greece and abroad. The total cost of this project will be €1,425,000 plus VAT and will be done over three phases as follows: Design & Development (€725,000); Control and Product Manufacturing (€250,000) and Clinical Study and Research (€450,000). SkyPharm has bought a total of as of 81 licenses at value of €554,500 ($593,204) which is 38.91% of the total cost, as of December 31, 2022. During the year ended December 31, 2023, 24 additional licenses were purchased at value of €475,014 ($525,461).  During the three and six months ended June 30, 2024, no additional licenses were purchased. The agreement will terminate on December 31, 2025.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

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

As of June 30, 2024 and December 31, 2023, the loan had a current portion of €400,000 ($431,640) and €400,000 ($442,480), and a non-current portion of €3,100,000 ($3,345,210), and €3,200,000 ($3,539,840), respectively, which is classified as "Loans receivable – related party" on the accompanying consolidated balance sheets. During the six months ended June 30, 2024, the Company received €200,000 ($224,220) in principal repayments, and €81,077 ($86,841) of interest repayments. Additionally, during the six months ended June 30, 2024, the Company recorded €96,708 ($103,584) as interest income relating to this loan.

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

Panagiotis Kozaris

Panagiotis Kozaris is considered a related party due to the fact that he is a former General operational manager and current employee of Cosmofarm S.A.

Prepaid Expenses and Other Current Assets - Related Party

From time to time the Company purchases back shares that Panagiotis Kozaris owns and records them as treasury shares. The Company pays Panagiotis Kozaris in advance for the shares owned and obtains the shares upon execution of a cumulative stock-purchase agreement (“SPA”). During the three months ended June 30, 2024 and 2023, the Company paid Panagiotis Kozaris an additional sum of $0 and $51,159 respectively for shares owned, however, no SPA for these funds has been executed as of June 30, 2024. The Company intends to execute a cumulative SPA for these amounts during 2024. The total balances owed of $194,215 and $194,215 are included in "Prepaid expenses and other current assets - related party", on the accompanying consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.

Basotho Investment Limited

Basotho Investment Limited is considered a related party once Panagiotis Kozaris (former general operational manager and current employee of Cosmofarm SA) is one of its directors.

General and administrative expenses

On November 21, 2023, the Company issued 120,000 shares of common stock to Basotho Investment Limited for services rendered. The fair value of these shares for the period ended December 31, 2023 was $10,300, which was recorded as general and administrative expense. The fair value of the shares vested for the six-month period ended June 30, 2024 was $61,800, which was recorded as general and administrative expense.

Maria Kozari

Maria Kozari is considered a related party to the Company due to the fact that she is the daughter of Panagiotis Kozaris, a former Operational General Manager and current employee of Cosmofarm S.A.

Accounts Receivable - Related Party

During 2021, the Company, through its subsidiary, Cosmofarm SA, commenced a partnership with a pharmacy called “Pharmacy & More”, owned by Maria Kozari. The transactions with the respective pharmacy were in Cosmofarm’s normal course of business, however, a more flexible credit policy was allowed as the pharmacy was new and needed to be established in the market. During the three and six months ended June 30, 2024 and 2023 the Company’s net sales to Pharmacy & More amounted to $95,195 and $117,219 and $181,973 and $236,205 respectively. As of June 30, 2024 and December 31, 2023 the Company’s outstanding receivable balance due from the pharmacy amounted to $1,123,835 (€1,203,739) and $1,142,402 (€1,032,726), respectively, and are included in "Accounts receivable - related party", on the accompanying consolidated balance sheets.

The Company plans to acquire Pharmacy & More within fiscal year 2024. Upon acquisition, the Company intends to offset the outstanding receivable balance with the corresponding purchase price and additionally plans to make Pharmacy & More the first shop-in-shop of its own branded line of nutraceutical products, Sky Premium Life® (SPL).

Other Related Parties

The Company has the following balances as of June 30, 2024: a) a balance of $698,000 relating to unpaid salaries and bonuses due to Grigorios Siokas, the CEO of the Company and George Terzis, the CFO of the Company, classified as "Accounts payable and accrued expenses - related party" in the Company’s consolidated balance sheets, b) a net payable balance of $37,292 due to Konstantinos Gaston Kanaroglou, former manager and current employee of the Company’s wholly owned subsidiary Cana, classified as "Accounts receivable" in the Company’s consolidated balance sheets.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

Additionally, the Company had the following balances as of December 31, 2023: a) a balance of $98,000 relating to unpaid salaries and bonuses due to George Terzis, the CFO of the Company, classified as "Accounts payable and accrued expenses - related party" in the Company’s consolidated balance sheets, b) a net payable balance of $85,332 due to Konstantinos Gaston Kanaroglou, former manager and current employee of the Company’s wholly owned subsidiary Cana, classified as "Accounts receivable" in the Company’s consolidated balance sheets.

Notes Payable – Related Party

A summary of the Company’s related party notes payable as of June 30, 2024 and December 31, 2023 is presented below:

	June 30, 2024	December 31, 2023

Beginning Balance	$11,283	$10,912
Payments		-
Foreign currency translation	(358)	371
Ending Balance	$10,925	$11,283

Dimitrios Goulielmos

Dimitris Goulielmos was the Company’s former CEO and a Director of the Company.

On November 21, 2014, the Company entered into an agreement with Dimitrios Goulielmos, as amended on November 4, 2016. Pursuant to the amendment, this loan has no maturity date and is non-interest bearing. As of June 30, 2024 and December 31, 2023, the Company had a principal balance of €10,200 ($10,925) and €10,200 ($11,283), respectively.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the six months ended June 30, 2024, the Company recorded a foreign currency translation gain of $358.

Loans Payable – Related Party

A summary of the Company’s related party loans payable as of June 30, 2024 and December 31, 2023 is presented below:

	June 30, 2024	December 31, 2023

Beginning balance	$13,257	$12,821
Proceeds		-
Payments	(7,498)	-
Foreign currency translation	(420)	436
Ending balance	$5,339	$13,257

Grigorios Siokas

From time to time, Grigorios Siokas loans the Company funds in the form of non-interest bearing, no-term loans. As of June 30, 2024, the Company had an outstanding principal balance under these loans of $5,339 in loans payable to Grigorios Siokas. As of December 31, 2023, the Company had an outstanding principal balance of $13,257 related to this payable.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the six months ended June 30, 2024, the Company recorded a gain of $420.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

NOTE 10 – LINES OF CREDIT

A summary of the Company’s lines of credit as of June 30, 2024 and December 31, 2023, is presented below:

	June 30, 2024	December 31, 2023
National	$4,113,219	$3,918,523
Alpha	1,090,363	1,130,140
Pancreta	1,487,853	1,122,210
EFG	414,164	459,400
Ending balance	$7,105,599	$6,630,273

The Company has three lines of credit with the National Bank of Greece, which are renewed annually. The three lines have interest rates of 6.00% (the "National Bank LOC"), 3.6% (the "COSME 2 Facility"), and 3.6% plus the six-month Euribor rate and any contributions currently in force by law on certain lines of credit (the "COSME 1 Facility").

The maximum borrowing allowed for the 6% line of credit was $3,186,523 and $3,290,945 as of June 30, 2024 and December 31, 2023, respectively. The outstanding balance of the facility was $3,044,762 and $2,829,828, as of June 30, 2024 and December 31, 2023, respectively.

The cumulative maximum borrowing allowed for the COSME 1 Facility and COSME 2 Facility (collectively, the "Facilities") was $1,071,100 and $1,106,200 as of June 30, 2024 and December 31, 2023, respectively. The outstanding balance of the Facilities was $1,068,524 and $1,099,255 as of June 30, 2024 and December 31, 2023, respectively.

The Company maintains a line of credit with Alpha Bank of Greece ("Alpha LOC"), which is renewed annually and has a current interest rate of 6.00%. The maximum borrowing allowed was $1,071,100 and $1,106,200 as of June 30, 2024 and December 31, 2023, respectively. The outstanding balance of the Alpha LOC was $1,090,364 and $1,130,141, as of June 30, 2024 and December 31, 2023, respectively.

The Company holds a line of credit with Pancreta Bank ("Pancreta LOC"), which is renewed annually and has a current interest rate of 4.10%. The maximum borrowing allowed as of June 30, 2024 and December 31, 2023 was $1,488,829 and $1,537,618, respectively. The outstanding balance of the Pancreta LOC as of June 30, 2024 and December 31, 2023 was $1,487,852 and $1,122,210, respectively.

The Company maintains a line of credit with EGF ("EGF LOC"), which is renewed annually and has a current interest rate of 4.49%. The maximum borrowing allowed as of June 30, 2024 and December 31, 2023 was $428,440 and $459,400, respectively. The outstanding balance of the EGF LOC as of June 30, 2024 and December 31, 2023 was $414,164 and $459,400, respectively.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

Under the aforementioned line of credit agreements, the Company is required to maintain certain financial ratios and covenants. As of June 30, 2024, and December 31, 2023, the Company was in compliance with these ratios and covenants.

All lines of credit are guaranteed by customer receivable checks, which are a type of factoring in which postponed customer checks are assigned by the Company to the bank, in order to be financed at an agreed upon rate.

Interest expense on the Company’s outstanding lines of credit balances for the three and six months ended June 30, 2024 and 2023, was $185,378 and $147,683, and 229,946 and $167,118, respectively.

NOTE 11 – NOTES PAYABLE

A summary of the Company’s third-party debt as of and for the six months ended June 30, 2024, and the year ended December 31, 2023 is presented below:

June 30, 2024	Trade Facility	Third Party	COVID Loans	Total
Beginning balance, December 31, 2023	$1,908,195	$2,511,148	$186,884	$4,606,227
Proceeds
Payments	(240,998)	(293,229)	(7,145)	(541,372)
Conversion of debt	-	-	-	-
Recapitalized upon debt modification	-	-	-	-
Accretion of debt and debt discount	-	-	-	-
Foreign currency translation	(60,548)	(62,972)	(9,129)	(132,649)
Ending balance, June 30, 2024	1,606,649	2,154,947	170,610	3,932,206
Notes payable - long-term	(1,124,655)	(1,125,866)	(140,909)	(2,391,430)
Notes payable - short-term	$481,994	$1,029,081	$29,701	$1,540,776

December 31, 2023	Trade Facility	Third Party	COVID Loans	Total
Beginning balance, December 31, 2022	$3,305,532	$1,505,078	$207,377	$5,017,987
Proceeds	-	1,082,231	-	1,082,231
Payments	(1,155,310)	(415,557)	(27,027)	(1,597,894)
Oher additions	-	317,880	-	317,880
Debt forgiveness	(306,637)	-	-	(306,637)
Foreign currency translation	(64,610)	21,516	6,534	92,660
Ending balance, December 31, 2023	1,908,195	2,511,148	186,884	4,606,227
Notes payable – long-term	(1,327,440)	(1,549,768)	(159,344)	(3,036,552)
Notes payable - short-term	$580,755	$961,380	$27,540	$1,569,675

Our outstanding debt as of June 30, 2024 is repayable as follows:
June 30, 2024
2025	$1,540,776
2026	1,657,806
2027	376,470
2028	267,722
2029 and thereafter	89,432
Total debt	3,932,206
Less: notes payable - current portion	(1,540,776)
Notes payable - long term portion	$2,391,430

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

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

The Company repaid €225,000 ($240,998) of the EURO Loan during the six months ended June 30, 2024. As of June 30, 2024, the Company had an outstanding principal balance of €1,500,000 ($1,606,650), of which $1,124,655 is classified as ''Notes payable - long term portion" on the consolidated balance sheets. For the three and six months ended June 30, 2024, the Company had accrued $$80,805 and $38,393 in interest expense related to these agreements.

June 23, 2020 Debt Agreement

On June 23, 2020, the Company’s subsidiary, Cosmofarm, entered into an agreement with the National Bank of Greece S.A. (the “Bank”) to borrow a maximum of €500,000 ($611,500). The note has a maturity date of sixty (60) months from the date of the first disbursement, which includes a grace period of nine months. The total amount of the initial proceeds was received in 3 equal monthly installments. The note is interest bearing from the date of receipt and is payable every three (3) months at an interest rate of 3.06% plus 3-month Euribor (3.78% as of June 30, 2024). The outstanding balance was €147,059 ($157,515) and €205,882 ($227,747) as of June 30, 2024 and December 31, 2023, respectively, of which $0 and $97,606 was classified as "Notes payable - long-term portion" respectively, on the accompanying condensed consolidated balance sheets. During the six months ended June 30, 2024, the Company repaid €58,824 ($63,006) of the principal balance.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

June 24, 2020 Debt Agreement

On June 24, 2020, the Company’s subsidiary, Decahedron, received a loan £50,000 ($68,310) from the United Kingdom government. The loan has a ten-year maturity and bears interest at a rate of 2.5% per annum beginning 12-months after the initial disbursement, which was on July 10, 2020. The Company may prepay this loan without penalty at any time. As of December 31, 2023, the principal balance was £40,858 ($52,066). As of June 30, 2024, the principal balance was £38,329 ($48,437).

November 19, 2020 Debt Agreement

On November 19, 2020, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($611,500). The note matures on November 18, 2025 and bears an annual interest rate, based on a 360-day year, of 3% plus 0.6% plus 6-month Euribor when Euribor is positive (3.76% as of June 30, 2024). The principal is to be repaid in 18 quarterly installments of €27,778 ($30,333). During the six months ended June 30, 2024, the Company repaid €55,556 ($59,506) of the principal. As of June 30, 2024 and December 31, 2023, the Company has accrued interest of €10,393 ($11,132) and €11,191 ($12,379) related to this note and a principal balance of €166,667 ($178,517) and €222,222 ($245,822), of which $59,506 and $122,911 is classified as "Notes payable - long term portion" on the accompanying condensed consolidated balance sheets.

July 30, 2021 Debt Agreement

On July 30, 2021, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($578,850). The note matures on August 5, 2026 and bears an annual interest rate that applies to 60% of the principal of the note that is based on a 365-day year, of 5.84% plus 3-month Euribor when Euribor is positive (3.78% as of June 30, 2024). Pursuant to the terms of the agreement, there is a nine-month grace period for principal repayment during which interest is accrued. The principal is to be repaid in 18 quarterly installments of €27,778 commencing three months from the end of the grace period. During the six months ended June 30, 2024, the Company repaid €54,238 ($58,094) of the principal. As of June 30, 2024 and December 31, 2023, the Company had accrued interest of €14,995 ($16,061) and €10,905 ($12,063) and principal of €262,662 ($281,338) and €316,900 ($350,555), of which $159,676 and $227,065 is classified as "Notes payable - long term portion" on the accompanying condensed consolidated balance sheets.

June 9, 2022 Debt Agreement

On June 9, 2022 the Company entered into an agreement with a third-party lender in the principal amount of €320,000 ($335,008), the “Note”. The Note matures on June 16, 2027 and bears an annual interest rate of 3.89% plus an additional rate of 0.60%, plus the 3-month Euribor (3.76% as of June 30, 2024). Pursuant to the agreement, there is a twelve-month grace period for principal repayment during which interest is accrued. The principal is to be repaid in 17 equal quarterly installments of €18,824 commencing on June 30, 2023. During the six months ended June 30, 2024, the Company repaid €40,000 ($42,844) of the principal. As of June 30, 2024 and December 31, 2023, the Company has accrued interest of €10,774 ($11,540) and €11,043 ($12,215), respectively, and an outstanding balance of €220,000 ($235,642) and €260,000 ($287,612) of which $154,994 and $204,322, respectively, is classified as "Notes payable - long term portion" on the accompanying condensed consolidated balance sheets.

July 14, 2023 Debt Agreement

On July 14, 2023 the Company entered into an agreement with a third-party lender in the principal amount of €1,000,000 ($1,123,700), the “Note”. The Note matures on July 31, 2028 and bears an annual interest rate of 2.46% plus the 3-month Euribor (3.78% as of June 30, 2024). Pursuant to the agreement, there is a nine-month grace period for interest and principal repayment. The principal is to be repaid in 18 equal quarterly installments of €55,556 commencing on May 2, 2024. During the six months ended June 30, 2024, the Company repaid €54,317 ($58,179) of the principal. As of June 30, 2024, and December 31, 2023, the Company has accrued interest of €22,522 ($24,124) and €19,820 ($21,925), respectively. As of June 30, 2024, and December 31, 2023 the Company an outstanding balance of €923,383 ($989,036) and €977,700 ($1,081,532), of which $751,690 and $897,165, respectively, is classified as "Notes payable - long term portion" on the accompanying condensed consolidated balance sheets.

COVID-19 Loans

On May 12, 2020, the Company’s subsidiary, SkyPharm, was granted and on May 22, 2020 received a €300,000 ($366,900) loan from the Greek government. The loan will be repaid in 40 equal monthly installments beginning on July 29, 2022. As a condition to the loan, the Company was required to retain the same number of employees until October 31, 2020. As of December 31, 2023, the principal balance was $134,818. During the six months ended June 30, 2024, the Company repaid €7,813 ($8,368) of the principal balance. The outstanding balance as of June 30, 2024 is €114,063 ($122,172) of which $100,416, is classified as "Notes payable - long term portion" on the accompanying condensed consolidated balance sheet.

Cloudscreen Promissory Note

On January 23, 2024 the Company entered into an agreement with a third-party in the principal amount of €300,000 ($324,870), the “Promissory Note”. The Promissory Note matures on March 25, 2025 and is interest free. This Note is being given in connection with the Closing of the Asset Purchase, Sale and Transfer Agreement dated as of October 9, 2023 and as amended from time to time pursuant to which the Company agreed to purchase from the third-party a drug repurposing Artificial Intelligence “AI” powered platform known as “Cloudscreen®” (refer to Note 2, section “Acquisition accounting”). The principal is to be repaid in 15 equal monthly installments of €20,000 commencing on January 25, 2024. During the six months ended June 30, 2024, the Company repaid €10,000 ($10,830) of the principal and recorded a foreign currency gain of $5,850. As of June 30, 2024, and December 31, 2023 the Company an outstanding balance of $312,900 and $317,880 of which $0 and $0, respectively, is classified as "Notes payable - long term portion" on the accompanying condensed consolidated balance sheets.

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

As discussed in Note 3, the Company attributed no value to the shares received in Marathon pursuant to (a) above. In relation to the CAD $2 million cash received noted in (b) above, the Company accounted for its obligation to issue a variable number of the Company’s Common Shares as Share-settled debt obligation in accordance with ASC 480 measured at fair value or the settlement amount of $1,554,590 (CAD $2 million). If settlement had occurred on December 31, 2022, the Company would have been required to issue 420,471 common shares to settle its debt obligation. The Company could be obligated to potentially issue an unlimited number of common shares to settle its Share-settled debt obligation.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

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

Operating Leases

The Company’s weighted-average remaining lease term relating to its operating leases is 4.08 years, with a weighted-average discount rate of 6.74%.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of June 30, 2024:

Maturity of Operating Lease Liability
2024	155,883
2025	228,541
2026	166,808
2027 and thereafter	274,925
Total undiscounted operating lease payments	$826,157
Less: Imputed interest	(100,205)
Present value of operating lease liabilities	$725,952

The Company incurred lease expense, due to amortization of operating lease right-of-use assets, of $82,263 and $67,850 and $159,430 and $123,204, which was included in “General and administrative expenses,” for the three and six months ended June 30, 2024 and 2023, respectively.

Finance Leases

The Company’s weighted-average remaining lease term relating to its finance leases is 1.19 years, with a weighted-average discount rate of 6.74%.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s finance leases as of June 30, 2024:

Maturity of Lease Liability
2024	16,120
2025	13,522
2026	3,567
Total undiscounted finance lease payments	$33,209
Less: Imputed interest	(1,254)
Present value of finance lease liabilities	$31,955

The Company had financing cash flows used in finances leases of $8,616 and $43,009 and $17,353 and $78,605 for the three and six months ended June 30, 2024 and 2023, respectively.

The Company incurred interest expense on its finance leases of $583 and 7,488 and interest expense of $1,308 and $13,709 which was included in “Interest expense”, for the three and six months ended June 30, 2024 and 2023, respectively. The Company incurred amortization expense on its finance leases of $7,429 and amortization expense of $36,357 and $14,918 and $67,097 which was included in “Depreciation and amortization expense,” for the three and six months ended June 30, 2024 and 2023, respectively.

NOTE 13– OTHER LIABILITIES

The Company’s other liabilities include but are not limited to liabilities to local tax authorities, fines and payroll taxes, which comprise the largest portion of the balance as of June 30, 2024. The Company’s Greek subsidiaries have $2,018,525 in settled tax liabilities payable to the tax authorities in installments and $1,017,767 in payroll tax related current liabilities. Moreover, we have recorded a provision relating to the unaudited tax years of our subsidiary SkyPharm SA, of $619,670 and a provision for staff leaving compensation, based on the corresponding actuarial reports, of $395,698. Additionally, we have received prepayments from our customers of $355,255, included in “Other current liabilities” as of June 30, 2024. We classify the liabilities payable within the twelve months following the balance sheet date in “Other current liabilities” and the remaining balance is included in “Other Liabilities”.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of June 30, 2024, the following litigations were pending. None of the below is expected to have a material financial or operational impact.

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

There has been a payment request by the Greek court, which relates to a fine arising from Cosmofarm’s tax audit for financial year 2014. The law with no. 483/16.12.2020 was used by the court against Cosmofarm (the “defendant”). The defendant appealed against the decision using the law with no.11541/09.03.2021. This appeal was dismissed after 120 days from its submission to the court. Additionally, there had been an obligation for payment of additional tax and fines related to this matter in the amount of €91,652 ($99,644), which the defendant has already settled. However, the defendant has claimed back the respective amount through appeal. As of June 30, 2024, the trial is still pending.

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

 In October 2023, the Company’s subsidiary, Cana Laboratories was approached by an Attorney at law on behalf of two clients which were requesting an amount of €39,211 as compensation for the value of 34.70 square meters in relation to an urban sprawl with respect to which an Act of Imputation had been issued by the department of Urban Planning. Our legal counsel’s response was that CANA was not obliged to accept the compensatory value agreed and suggested exploring out of court settlement. As of today, the clients’ Attorney at law has not come back with any suggestions.

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

A lawsuit dated April 5, 2018 against the Company’s subsidiary Cana Laboratories by a former employee before the Athens court of instance was initially heard on October 12, 2018. The former employee was seeking that the termination of her employment contract to be considered null and void and was requesting compensation for late wages and moral damages. Following numerous appeals, Judgment No. 1192/2024 was issued on September 26, 2023, which as explicitly stated by our legal counsel, requires CANA to rehire the former employee with the threat of a penalty of €200 for each day of non-compliance. As informed by our legal counsel, in order for the penalty to be effective the former employee should file a new lawsuit against CANA and request to get rehired. In case CANA denies employment, then the penalty should be in effect. As of today, we have not received neither a lawsuit nor any request of employment by the former employee.

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

On November 21, 2023, the Company entered into certain consulting agreements with four third-party consultants for the provision of a variety of services such as digital marketing, advisory services relating to target acquisitions and M&As and other additional services as described in the respective agreements. The agreements have duration from 10 to 18 months and the consultants will solely receive stock consideration for the services rendered. More precisely, they have been awarded a total of 970,000 shares of the Company’s common stock valued at a total of $999,100 based on the fair value of the Company’s common stock as of the agreements’ date. The corresponding consulting expense is accrued evenly over the term of the agreements. For the twelve-month period ended December 31, 2023 the Company has recorded $77,250 as stocked based compensation for the above agreements, classified as “General and administrative expenses” in the Company’s consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2024 and 2023 the Company has recorded $231,750 and $463,500 and $0 and $0 as stocked based compensation for the above agreements, classified as “General and administrative expenses” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

Research and Development Agreements

The Company entered into a Research & Development agreement with Doc Pharma S.A. on May 17, 2021. Under this agreement, Doc Pharma is responsible for the research, development, design, registration, copy rights and licenses of 250 nutritional supplements for the final products called Sky Premium Life®. More specifically, Doc Pharma is responsible for the product development and the Company had added 105 of such products codes in its portfolio as of December 31, 2023. No additional ones were added within the six-month period ended June 30, 2024. The licenses purchased by Doc Pharma SA are capitalized and included in “Goodwill and intangible assets, net” of the Company’s Consolidated Balance Sheets as of June 30, 2024. Thus, no relevant R&D expense had been charged to the Company’s Consolidated Statements of Operations and Comprehensive Loss.

On June 26, 2022, the Company signed a research and development (“R&D”) agreement with a third party, through which the Company assigns to the third party the development of new products and services in the field of health, focusing on the human intestinal microbiome. The project includes two phases. Phase 1 has a 20-month duration and its cost amounts to EUR 758,000 ($838,450) and phase 2, has a 22-month duration and a cost of EUR 820,000 ($907,084). The amount will be due and payable upon completion of the corresponding phases. The Company records the corresponding R&D expense based on the project’s progress, which is invoiced by the third party in the relevant period. For the six-month period ended June 30, 2024, the Company has not incurred such costs.

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

On April 3, 2023, the Company approved incentive stock awards for the CFO, certain officers and directors and other employees of the Company. The awards are in the form of restricted stock and will vest in two parts: 50% on October 2, 2023 and 50% on October 2, 2024. A total of 185,000 shares were awarded and a corresponding share-based compensation expense of $108,297 and $216,741 was recorded for the three and six months ended June 30, 2024, based on the amortization of fair value from the date of issuance of April 3, 2023, through March 31, 2024 and June 30, 2024, respectively.

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

As of June 30, 2024, there were 8,558,380 warrants outstanding and 8,558,380 warrants exercisable with 8,545,036 warrants having expiration dates from October 2024 through October 2029 and 13,334 warrants with no expiration date.

A summary of the Company’s warrant activity for the six months ended June 30, 2024 and the year ending December 31, 2023 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, January 1, 2023	4,194,236	$8.31	5.04	$2,562,621
Granted	7,524,933	1.65	5.13	-
Forfeited	-	-	-	-
Exercised	(3,152,386)	-	-	-
Expired	(5,307)	-	-	-
Balance Outstanding, December 31, 2023	8,561,476	$3.91	4.64	$18,801
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	3,096	-	-	-
Balance Outstanding, June 30, 2024	8,558,380	$3.89	4.63	$13,867
	-	-	-	-
Exercisable, June 30, 2024	8,558,380	$3.89	4.63	$13,867

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

The Company disaggregates revenue by country to depict the nature and economic characteristics affecting revenue.

The following table presents our revenue disaggregated by country for the three months ended:

Country	June 30, 2024	June 30, 2023
Croatia	$(80)	-
Cyprus	50,208	35,333
Bulgaria	13,690	-
Greece	12,912,561	11,582,138
USA	-	294
UK	230,338	745,664
Total	$13,206,717	$12,363,429

The following table presents our revenue disaggregated by country for the six months ended:

Country	June 30, 2024	June 30, 2023
Croatia	$19,263	-
Cyprus	72,545	68,648
Bulgaria	18,342	-
Greece	27,138,133	23,496,370
USA	-	294
UK	542,907	1,147,894
Total	$27,791,190	$24,713,206

NOTE 17 – SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Available Information

The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2023 (“Form 10-K”) and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

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

CANA

On May 31, 2023, the Company entered into a Stock Purchase Agreement with the owners of one hundred (100%) percent of the equity (the “Shares”) of Cana Laboratories Holdings (Cyprus) Limited (“Cana”), which wholly owned an operating subsidiary, (“Cana SA”).  The purchase price for the shares for the two Sellers is €800,000 and 46,377 shares of Cosmos restricted common stock at an issuance price of $17.25 per share or $800,000. Moreover, on February 28, 2023, the Company signed a Secured Promissory Note with Cana, whereby Cana borrowed the sum of €4,100,000 ($4,457,520), included in the total cash consideration provided for the acquisition. The acquisition was successfully completed on June 30, 2023.

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

This acquisition positively impacted on our revenue (an increase of more than $10 million annually) and enhanced the Company's gross margins (due to economies of scale). Additionally, synergies with Cosmofarm's state-of-the-art facility, which employs robotic technologies for procurement, inventory management, and order execution, provide an elevated level of service to pharmacies, leading to increased orders. We are pleased to announce that we have now successfully integrated Bikas within the Cosmofarm platform.

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

Results of Operations

Three and Six Months Ended June 30, 2024 and 2023

Revenue and net loss

The Company had revenue of $13,206,717 and $12,363,429 (an increase of 6.82%) for the three months ended June 30, 2024 and 2023, respectively and $27,791,190 and $24,713,206 (an increase of 12.45%) for the six months ended June 30, 2024 and 2023, respectively. Revenue increased overall, compared to the prior periods, and the increase in the three and six-month periods is mainly attributed to the wholesale revenue stream which was further increased with the enhancement of the overall customer base along with the contribution of CANA’s acquisition. The Company had a net loss of $2,590,711 on revenue of $13,206,717 versus a net loss of $981,530 on revenue of $12,363,429 for the three months ended June 30, 2024 and 2023, respectively and net loss of $4,457,401 on revenue of $27,791,190 versus a net loss of $1,441,393 on revenue of $24,713,206 for the six months ended June 30, 2024 and 2023, respectively. The increase in net loss for the six-month period ended June 30, 2024 compared to the 2023 period of $3,016,008 was due to the extraordinary 2023 items such as the gain on debt extinguishment of $1,910,770 and the bargain purchase gain of $1,633,842. The decrease in net loss for the three-month period ended March 31, 2024 compared to the three-month period ended March 31, 2023 is mainly attributable to the bargain purchase gain of $1,633,842 recorded in 2023.

Cost of Goods Sold

The Company had costs of goods sold of $12,349,469 versus $11,416,595 (an increase of 8.96%) for the three months ended June 30, 2024 and 2023, respectively and $25,690,316 versus $22,809,295 (an increase of 12.63%) for the six months ended June 30, 2024 and 2023, respectively. The increase in cost of goods sold is a consequence of the increased sales volume of the wholesale revenue stream compared to the nutraceuticals one, given that the wholesale stream has significantly lower gross profit margins and of the overall revenue increase.

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

Gross Profit

The Company had gross profit of $767,248 versus $946,834 (a decrease of 18.97%) for the three months ended June 30, 2024 and 2023, respectively and $2,100,874 versus $1,903,911 (an increase of 10.35%) for the six months ended June 30, 2024 and 2023, respectively. The decrease in gross profit for the three -month period is attributable to the significantly decreased sales of SkyPharm’s nutritional supplements, and the decrease in CANA’s pharma manufacturing stream along with a drop in Decahedron’s sales. Since all of them are a high margin revenue streams, this contributed to the decreased gross profit for the period. The increase in the six-month period is in accordance with the increase in revenue and cost of goods sold.

Operating Expenses

The Company had general and administrative costs of $1,390,525 and $2,000,151, salaries and wage expenses of $1,454,862 and $1,077,672, sales and marketing expenses of $110,813 and $318,061 and depreciation and amortization expense of $313,074 and $127,415 for a loss from operations of $2,502,026 and a loss from operations of $2,576,465 for the three months ended June 30, 2024 and 2023, respectively. The operating expenses remained relatively stable overall (a decrease of 7.21% for the three-month period ended June 30, 2024). General and administrative costs decreased by 30.48% due to the cash bonuses awarded to management in 2023. The salaries and wages increased by 35% which is mainly attributable to the addition of CANA and the relevant payroll costs, once all employees remained with the Company following its acquisition on June 30, 2023. The increase in depreciation and amortization expense for the three-month period ended June 30, 2024 of $185,659 (145.71%) is in accordance with the increase in PP&E (purchase of CANA’s & Cosmofarm’s facilities) and intangible assets (purchase of pharmaceutical and nutraceutical licenses).

For the six months ended June 30, 2024 and 2023, the Company had general and administrative costs of $2,808,663 and $4,089,165 salaries and wage expenses of $2,713,041 and $2,027,123, sales and marketing expenses of $284,443 and $785,324 and depreciation and amortization expense of $632,861 and $229,936 for a loss from operations of $4,338,134 and a loss from operations of $5,227,637, respectively. All variances for the six-month periods ended June 30, 2024 and 2023 in both absolute terms and in terms of percentages are similar to the ones of the three-month periods and are attributable to identical factors.

Other Income (Expense)

The Company had interest expense related to notes payable and lines of credit of $342,446 and $244,135 versus $511,118 and $378,508 for the three and six months ended June 30, 2024 and 2023, respectively. The increase in interest expense of 40.27% and 35.03% for the three and six months ended June 30, 2024 and 2023, respectively is attributable to the increased floating rates of the Company’s notes and lines of credits in 2024 (Euribor, Libor and Euro Short Term rate).

Interest income amounted to $102,030 and $261,269 versus $207,795 and $444,685 for the three and months ended June 30, 2024 and 2023, respectively and the decrease is attributable to both the decreased outstanding balances of the Company’s Loans Receivable and Loans Receivable from related parties and the fact that the Company had interest income arising from treasury bills in the 2023 comparative periods.

The other income, net recorded in the 6-month period ended June 30, 2024, of $162,519 mostly relates to write-offs of liabilities of our dormant subsidiary Cana Laboratories Holdings (Cyprus) Limited (“Cana”) arising from the past which had no substance and thus written off. The corresponding other income amounts in the three-month periods ended June 30, 2024 and 2023 of $29,305 and $34,477, respectively, primarily relate to prior period income/(expenses) of the Greek subsidiaries.

Additionally, a gain on debt extinguishment relating to the write-off of a share settled debt obligation and the forgiveness of a notes payable balance for a total gain of $1,910,770 was recorded in the six months ended June 30, 2023. Finally, the Company has recorded a bargain purchase gain of $1,633,842 for the three and six months ended June 30, 2023. The bargain purchase gain recorded is related solely to the gain recognized upon acquisition of Cana. No equivalent extraordinary items were included in the three and six-month periods ended June 30, 2024.

Foreign currency translation adjustment, net

The Company had a foreign currency translation adjustment gain of $176,591 and $775,867 versus gains of $83,188 and $419,651, attributable to the negative movement of the exchange rates during the three and six-months ended June 30, 2024 and 2023, respectively, and a net comprehensive loss of $2,767,302 and $5,233,268 versus a loss of $898,342 versus and $1,021,742 for the three and six months ended June 30, 2024 and 2023, respectively. The increase in comprehensive loss apart from the unrealized currency movements derives from the extraordinary items recorded in the three and six months ended June 30, 2023 and described in “Other Income (Expense)” section above (gain on debt extinguishment and bargain purchase gain.

Liquidity and Capital Resources

As of June 30, 2024, the Company had working capital of $8,593,711 compared to $12,285,310 as of December 31, 2023.

The Company had cash and cash equivalents of $343,509 versus $3,833,195 as of June 30, 2024 and December 31, 2023, respectively. The Company had net cash used in operating activities of $4,622,989 and $12,064,068 for the six months ended June 30, 2024 and 2023, respectively. The Company has devoted substantially all of its cash resources to expand through organic business growth and has incurred significant general and administrative expenses in order to enable the financing and growth of its business and operations. The increase is attributable to the significant outflows to suppliers due to change in payment terms in addition to the material prepayments for the purchase and production of nutraceutical products.

The Company had net cash used provided by investing activities of $242,404 and net cash used in investing activities $8,447,679 during the six months ended June 30, 2024, and 2023, respectively. For the six months ended June 30, 2023, the net cash used in investing activities was mainly attributable to the outflow of consideration transferred through the Cana acquisition, the purchase of ZipDoctor Inc, the purchase of Bikas customer base, the purchase of a list of pharmaceutical licenses and the purchase of Cosmofarm’s warehouse facilities.

The Company had net cash provided by financing activities of $746,610 versus $2,058,614 during the six months ended June 30, 2024, and 2023, respectively. For the six months ended June 30, 2024, the Company received proceeds from lines of credit of $13,034,203 and payments of lines of credit of $12,342,152, for a net increase on the lines of credit of $692,051. The significant higher inflows arising from financing activities in 2023 was mainly attributable to the receipt of the $4,750,107 subscription receivable, due from December’s 2022 offering. However, the Company repaid $1,372,976 of the outstanding notes payable during the six-month period ended June 30, 2023, versus $549,946 of debt repayments within the six-month period ended June 30, 2024. During the six-month period ended June 30, 2024, the Company raised additional equity funds through a Baby Shelf supplement to its Registration Statement on Form S-3 (No. 333-267550) filed with the SEC on February 29 and March 7, 2024. More specifically, the Company sold 901,488 shares of common stock for gross proceeds of $649,039.

We anticipate using cash in our bank account as of June 30, 2024, cash generated from debt or equity financing, from investing activities or from management loans to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we may lose the qualification for quotation and our securities would no longer trade on Nasdaq Capital Market. Further, as a consequence we would fail to satisfy our reporting obligations with the Securities and Exchange Commission (“SEC”), and investors would then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

Going Concern

The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the continuation of the Company as a going concern. For the six months ended June 30, 2024, the Company had revenue of $27,791,190, net loss of $4,457,401 and net cash used in operations of $4,622,989. Additionally, as of June 30, 2024, the Company had positive working capital of $8,593,711, an accumulated deficit of $96,101,634, and stockholders’ equity of $32,119,574. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing.

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

Management’s plans include expansion of brand name products to the market, expanding the current product portfolio, and evaluating acquisition targets to expand distribution. Furthermore, the Company intends to vertically integrate the supply chain distribution network. During the period up to the issuance of this report the Company has signed multiple distribution agreements for its SPL products in Europe and Asia and a variety of contract manufacturing agreements though its subsidiary, CANA. Finally, the Company plans to access the capital markets further in order to raise additional funds through equity offerings. More specifically, management will consider postponing the repayment of its outstanding Trade Facility ($1,606,650 balance as of June 30, 2024), intends to make substantial efforts to receive additional debt financing through its subsidiary, Cosmofarm SA, and plans to raise additional equity funds through utilizing its outstanding warrants. Up to the issuance of its consolidated financial statements for the six months ended June 30, 2024, the Company has sold 901,488 shares of common stock for net proceeds of $629,426. Moreover, the Company’s management is considering of postponing certain repayments of suppliers and creditors. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described herein and eventually secure other sources of financing and attain profitable operations.

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

Off Balance Sheet Arrangements

As of June 30, 2024, there were no off-balance sheet arrangements.

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

Our Audit Committee is in the process of evaluating our existing controls and procedures, while communicating with the Management on quarterly basis.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. Previously reported on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the six months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

