Form 10-Q
period 2024-09-30
Cosmos Health Inc.
filed 2024-11-14
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Applicable only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,346,049 as of November 14, 2024.

COSMOS HEALTH INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,314,845	$3,833,195
Accounts receivable, net	17,484,240	19,759,254
Accounts receivable - related party	1,285,743	1,099,098
Marketable securities	22,808	20,075
Inventory	4,885,015	4,789,054
Loans receivable	491,897	411,858
Loans receivable - related party	445,800	442,480
Prepaid expenses and other current assets	1,914,881	1,811,911
Prepaid expenses and other current assets - related party	6,393,642	4,440,855

TOTAL CURRENT ASSETS	36,238,871	36,607,780

Property and equipment, net	10,575,928	10,455,499
Goodwill and intangible assets, net	7,746,761	7,684,183
Loans receivable - long term portion	3,225,879	3,509,200
Loans receivable - related party - long term	3,234,604	3,539,840
Operating lease right-of-use asset	710,711	1,131,552
Financing lease right-of-use asset	22,343	28,790
Advances for building's acquisition	2,000,020	2,000,020
Other assets	764,865	1,057,947

TOTAL ASSETS	$64,519,982	$66,014,811

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,605,255	11,911,978
Accounts payable and accrued expenses - related party	1,027,327	231,564
Accrued interest	185,561	166,348
Lines of credit	5,989,425	6,630,273
Notes payable	1,622,349	1,570,886
Notes payable - related party	11,368	11,283
Loans payable - related party	21,158	13,257
Operating lease liability, current portion	241,422	285,563
Financing lease liability, current portion	18,888	27,222
Other current liabilities	4,488,465	3,474,096

TOTAL CURRENT LIABILITIES	25,211,218	24,322,470

Share settled debt obligation	-	-
Notes payable - long term portion	2,645,623	3,035,341
Operating lease liability, net of current portion	468,157	844,866
Financing lease liability, net of current portion	5,845	5,261
Other liabilities	1,212,540	1,763,845
TOTAL LIABILITIES	29,543,383	29,971,783

Commitments and Contingencies (see Note 14)	-	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized; 23,346,023 and 15,982,472 shares issued and 23,259,526 and 15,895,975 outstanding as of September 30, 2024 and December 31, 2023, respectively	23,346	15,983
Additional paid-in capital	140,797,456	129,008,301
Subscription receivable	(20)	(20)
Treasury stock, at cost, 86,497 shares as of September 30, 2024 and December 31, 2023	(917,159)	(917,159)
Accumulated deficit	(104,479,192)	(91,644,233)
Accumulated other comprehensive loss	(447,832)	(419,844)

TOTAL STOCKHOLDERS' EQUITY	34,976,599	36,043,028

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$64,519,982	$66,014,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

REVENUE	$12,411,048	$12,823,797	$40,202,238	$37,537,003

COST OF GOODS SOLD	11,204,186	11,609,039	36,894,502	34,418,334

GROSS PROFIT	1,206,862	1,214,758	3,307,736	3,118,669

OPERATING EXPENSES
General and administrative expenses	1,782,957	2,573,414	4,591,620	6,662,579
Salaries and wages	1,317,782	1,252,680	4,030,823	3,279,803
Sales and marketing expenses	41,848	157,435	326,291	942,759
Depreciation and amortization expense	304,139	248,530	937,000	478,466
TOTAL OPERATING EXPENSES	3,446,726	4,232,059	9,885,734	11,363,607

LOSS FROM OPERATIONS	(2,239,864)	(3,017,301)	(6,577,998)	(8,244,938)

OTHER INCOME (EXPENSE)
Other income (expense), net	(1,921)	14,404	160,598	(14,330)
Interest expense	(181,429)	(151,274)	(692,547)	(529,782)
Interest income	101,236	110,596	309,031	555,281
Gain on equity investments, net	428	(1,093)	2,518	2,876
Gain on extinguishment of debt	-	706	-	1,911,476
Change in fair value of derivative liability	-	-	-	3,384
Bargain purchase gain	-	-	-	1,633,842
Foreign currency transaction, net	139,016	(371,115)	158,463	(108,406)
TOTAL OTHER INCOME (EXPENSE), NET	57,330	(397,776)	(61,937)	3,454,341

LOSS BEFORE INCOME TAXES	(2,182,534)	(3,415,077)	(6,639,935)	(4,790,597)

INCOME TAX EXPENSE	-	65,873	-	-

NET LOSS	$(2,182,534)	$(3,349,204)	$(6,639,935)	$(4,790,597)

Deemed dividend on issuance of warrants	(6,185,231)	-	(6,185,231)
Deemed dividend on downround of warrants	-	(15,053)	-	(15,053)
Deemed dividend on warrant exchange/modification	(9,793)	-	(9,793)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,377,558)	$(3,364,257)	$(12,834,959)	$(4,805,650)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net	747,879	(890,645)	(27,988)	(470,994)

TOTAL COMPREHENSIVE LOSS	$(7,629,679)	$(4,254,902)	$(12,862,947)	$(5,276,644)

BASIC NET LOSS PER SHARE	$(0.45)	$(0.27)	$(0.72)	$(0.42)
DILUTED NET LOSS PER SHARE	$(0.45)	$(0.27)	$(0.72)	$(0.42)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	18,418,287	12,585,479	17,724,305	11,346,071
Diluted	18,418,287	12,585,479	17,724,305	11,346,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND MEZZANINE EQUITY

	Preferred Stock		Common Stock		Additional		Treasury Stock			Accumulated Other	Total
	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Subscription Receivable	No. of Shares	Value	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity

Balance at January 1, 2023	-	$372,414	10,605,412	$10,606	$112,205,952	$(4,750,108)	15,497	$(816,707)	$(66,232,813)	$(1,132,635)	$39,284,295
Foreign currency translation adjustment, net										336,463	336,463
Proceeds from sale of common stock						4,750,000					4,750,000
Shares issued in lieu of cash			15,258	15	96,873						96,888
Net loss									(459,863)		(459,863)
Balance at March 31, 2023	-	$372,414	10,620,670	$10,621	$112,302,825	$(108)	15,497	$(816,707)	$(66,692,676)	$(796,172)	$44,007,783
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	-	83,188	83,188
Shares issued for purchase of customer base	-	-	99,710	100	315,981	-	-	-	-	-	316,081
Shares issued for purchase of Cana	-	-	46,377	46	138,621	-	-	-	-	-	138,667
Stock-based compensation	-	-	185,000	185	104,684	-	-	-	-	-	104,869
Net loss	-	-	-	-	-	-	-	-	(981,530)	-	(981,530)
Balance at June 30, 2023	-	$372,414	10,951,757	10,952	112,862,111	(108)	15,497	(816,707)	(67,674,206)	(712,984)	43,669,058
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	-	(890,645)	(890,645)
Proceeds from sale of common stock, net of financing fees of $442,870	-	-	2,116,936	2,117	4,804,921	(49,892)	-	-	-	-	4,757,146
Repurchase of treasury stock	-	-	-	-	-	-	71,000	(100,251)			(100,251)
Stock-based compensation	-	-	-	-	109,636	-	-	-	-	-	109,636
Deemed dividend	-	-	-	-	15,053	-	-	-	(15,053)	-	-
Net loss	-	-	-	-	-	-	-	-	(3,349,204)	-	(3,349,204)
Balance at September 30, 2023	-	372,414	13,068,693	13,069	117,791,721	(50,000)	86,497	(916,958)	(71,038,463)	(1,603,629)	44,195,740

	Preferred Stock		Common Stock		Additional		Treasury Stock			Other	Total
	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Subscription Receivable	No. of Shares	Value	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity

Balance at January 1, 2024	-	$-	15,982,472	$15,983	$129,008,301	$(20)	86,497	$(917,159)	$(91,644,233)	$(419,844)	$36,043,028
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	-	(599,276)	(599,276)
Proceeds from sale of common stock, net of financing fees of $19,467	-	-	901,488	901	628,525	-	-	-	-	-	629,426
Shares issued in lieu of cash	-	-	-	-	108,297	-	-	-	-	-	108,297
Shares issued pursuant to warrant exchange agreement	-	-	950,063	950	(950)	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	231,897	-	-	-	-	-	231,897
Net loss	-	-	-	-	-	-	-	-	(1,866,690)	-	(1,866,690)
Balance at March 31, 2024	-	$-	17,834,023	$17,834	$129,976,070	$(20)	86,497	$(917,159)	$(93,510,923)	$(1,019,120)	$34,546,682
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	-	(176,591)	(176,591)
Shares issued in lieu of cash	-	-	-	-	108,444	-	-	-	-	-	108,444
Stock-based compensation	-	-	-	-	231,750	-	-	-	-	-	231,750
Net loss	-	-	-	-	-	-	-	-	(2,590,711)	-	(2,590,711)
Balance at June 30, 2024	-	-	17,834,023	17,834	130,316,264	(20)	86,497	(917,159)	(96,101,634)	(1,195,711)	32,119,574
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	-	747,879	747,879
Shares issued in lieu of cash	-	-	2,500,000	2,500	155,561	-	-	-	-	-	158,061
Stock-based compensation	-	-	680,000	680	264,070	-	-	-	-	-	264,750
Proceeds from exercise of warrants, net of financing fees of $372,109	-	-	2,332,000	2,332	3,866,537	-	-	-	-	-	3,868,869
Deemed dividend on warrant inducement	-	-	-	-	6,195,024	-	-	-	(6,195,024)	-	-
Net loss	-	-	-	-	-	-	-	-	(2,182,534)	-	(2,182,534)
Balance at September 30, 2024	-	-	23,346,023	23,346	140,797,456	(20)	86,497	(917,159)	(104,479,192)	(447,832)	34,976,599

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(6,639,935)	$(4,790,597)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and amortization expense	914,493	375,918
Amortization of right-of-use assets	22,507	102,549
Bad debt expense	(31,287)	836,300
Provision for extraordinary tax charges	-	579,387
Shares issued in lieu of cash	-	96,888
Lease expense	235,659	178,893
Interest on finance leases	1,765	20,629
Stock-based compensation	1,103,200	214,505
Deferred income taxes	-	(1,923)
Gain on extinguishment of debt	-	(1,911,476)
Bargain purchase gain	-	(1,633,842)
Change in fair value of the derivative liability	-	(3,384)
Gain on net change in fair value of equity investments	(2,518)	(2,876)
Other income	-	(928)
Changes in assets and liabilities:
Accounts receivable	2,392,104	(1,960,236)
Accounts receivable - related party	(176,512)	(416,814)
Inventory	(46,301)	(2,299,829)
Prepaid expenses and other assets	(283,932)	(1,856,642)
Prepaid expenses and other current assets - related party	(1,873,513)	(2,312,324)
Loan receivable - related party	-	-
Accounts payable and accrued expenses	(437,391)	206,746
Accounts payable and accrued expenses - related party	795,471	(112,233)
Accrued interest	17,531	(194,361)
Lease liabilities	(234,834)	(179,081)
Taxes payable	-	307,357
Other current liabilities	910,885	(783,174)
Other liabilities	(550,606)	(1,047,178)
NET CASH USED IN OPERATING ACTIVITIES	(3,883,215)	(16,587,726)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from loan receivable	550,565	609,455
Cash paid for the acquisition of Cana	-	(5,230,593)
Loan receivable - related party	-	(168,469)
Sale of intangible assets	1,999	-
Advances for building's acquisition	-	(1,665,000)
Purchase of intangible assets	-	(2,678,167)
Purchase of property and equipment	(345,593)	(1,266,490)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	206,971	(10,399,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of convertible note payable	-	(100,000)
Payment of note payable	(814,267)	(1,494,867)
Proceeds from note payable	434,797	1,059,300
Payment of related party loan	(7,609)	-
Proceeds from related party loan	15,218	-
Payment of lines of credit	(19,504,594)	(14,569,517)
Proceeds from lines of credit	18,831,043	14,218,787
Proceeds from issuance of Series A Preferred Stock	-	-
Proceeds from the issuance of common stock	649,039	9,950,037
Proceeds from the exercise of warrants	4,240,977	-
Payments of finance lease liability	(26,408)	(118,847)
Payments for purchase of treasury stock	-	(100,251)
Payments of financing fees	(391,575)	(442,892)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,426,621	8,401,750

Effect of exchange rate changes on cash	(268,727)	196,161

NET CHANGE IN CASH	(518,350)	(18,389,079)

CASH AT BEGINNING OF YEAR	3,833,195	20,749,683
CASH AT END OF YEAR	$3,314,845	$2,360,604

Supplemental Disclosure of Cash Flow Information

Cash paid during the year:
Interest	$198,194	$317,449
Income tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Common shares issued for acquisition of customer base	$-	$316,081
Common shares issued for acquisition of Cana	$-	$138,667
Closing of acquisition of Cloudscreen	$637,080	$-
Deemed dividend upon warrant exchange	$6,195,024	$-
Common stock issued to employees	$372,303	$-
Common stock issued to consultants	$727,570	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

NOTE 1 – BASIS OF PRESENTATION

The terms “COSM,” “we,” the “Company,” the “Group” and “us” as used in this report refer to Cosmos Health Inc. The accompanying unaudited condensed consolidated balance sheet as of September 30, 2024 and unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the management of COSM, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“Form 10-K”). The accompanying condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes on the accompanying balance sheet.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the continuation of the Company as a going concern. For the nine months ended September 30, 2024, the Company had revenue of $40,202,238, net loss of $6,639,935 and net cash used in operations of $3,883,215. Additionally, as of September 30, 2024, the Company had positive working capital of $11,027,653, an accumulated deficit of $104,479,192, and stockholders’ equity of $34,976,599. It is the management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing.

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

Management’s plans include expansion of brand name products to the market, expanding the current product portfolio, and evaluating acquisition targets to expand distribution. Furthermore, the Company intends to vertically integrate the supply chain distribution network. During the period up to the issuance of this report the Company has signed multiple distribution agreements for its SPL products in Europe and Asia and a variety of contract manufacturing agreements though its subsidiary, Cana Laboratories Holdings (Cyprus) Limited. Finally, the Company plans to further access the capital markets in order to raise additional funds through equity offerings. More specifically, up to the issuance of its consolidated financial statements for the nine months ended September 30, 2024, the Company has sold 901,488 shares of common stock for net proceeds of $629,426 through two Prospectus Supplements to its Registration Statement on Form S-3 (No. 333-267550) filed with the SEC on February 29 and March 7, 2024. Management will also consider postponing the repayment of its outstanding Trade Facility ($1,588,163 balance as of September 30, 2024), intends to make substantial efforts to receive additional debt financing through its subsidiary, Cosmofarm SA, and plans to raise additional equity funds through utilizing its outstanding warrants. Following such efforts, on September 26, 2024, the Company entered into a Warrant Inducement Letter with an investor pursuant to which the Company issued 9,748,252 new warrants and reduced the exercise price of 4,874,126 warrant shares from $1.45 to $0.8701 to induce exercise and receive gross cash proceeds of $4,240,977. On July 29, 2024 the Company’s subsidiary Cosmofarm SA entered into an agreement with a third-party lender in the principal amount of €400,000 ($432,760). Moreover, the Company’s management is considering postponing certain repayments of suppliers and creditors. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described herein and eventually secure other sources of financing and attain profitable operations.

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

September 30, 2024

NOTE 2 – ORGANIZATION AND NATURE OF BUSINESS

Cosmos Health Inc. and its subsidiaries (Nasdaq: COSM), (“us”, “we”, the “Group”, or the “Company”) are an international healthcare group headquartered in Thessaloniki, Greece. The group is engaged in the nutraceuticals sector through its own proprietary lines of products “Sky Premium Life” and “Mediterranation”. The Company is operating in the pharmaceutical sector as well, through the provision of a broad line of branded generics and OTC medications. In addition, the group is involved in the healthcare distribution sector through its subsidiaries in Greece and the UK, serving retail pharmacies and wholesale distributors. The Company is strategically focusing on the research and development (“R&D”) of novel patented nutraceuticals (Intellectual Property) and specialized root extracts as well as on the R&D of proprietary complex generics and innovative OTC products. The Company has developed a global distribution platform and is currently expanding throughout Europe, Asia and North America. The Company has offices and distribution centers in Thessaloniki and Athens, Greece and Harlow, UK.

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

September 30, 2024

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

On January 6, 2023, the Company agreed to purchase land and building located in Montreal, Canada from a third-party vendor. The total purchase price amounts to $3,950,000 and the closing date of the agreement based on the amendment signed on July 19, 2023, is December 31, 2023. As of September 30, 2024, the Company has made no additional prepayments concerning this building. The closing date of the agreement has been extended to December 31, 2024.

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

Consideration
Cash	$5,331,120
Fair value of common stock issued	138,667
Fair value of total consideration transferred	$5,469,787

Recognized amounts of identifiable assets acquired
Financial assets	$1,796,911
Inventory	297,340
Property, plant and equipment	7,488,818
Identifiable intangible assets	562,200
Financial liabilities	(3,235,233)
Total identifiable net assets	$6,910,036

Bargain purchase gain	$1,440,249

Revenue for the 9 - month period ended September 30, 2024	$549,567
Loss for the 9 - month period ended September 30, 2024	$(1,674,785)

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

During the prior year period, Cana had minimal operations as it was in financial difficulties and seeking for an investor.

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP.

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

September 30, 2024

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

Accounts Receivable, net

Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts against gross accounts receivable, prepaid expenses and other current assets and other assets reflects the best estimate of probable losses inherent in the receivables’ portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. As of September 30, 2024 and December 31, 2023, the Company’s allowance for doubtful accounts was $19,905,776 and $19,686,091, respectively. Below is the summary of changes in the allowance for doubtful accounts:

September 30, 2024

Balance as of January 1st, 2024	$19,686,091
Provisions for credit losses	-
Write-offs	250,971
Foreign exchange adjustments
Other adjustments	(31,286)
Balance as of September 30, 2024	$19,905,776

Tax Receivables

The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of its business in most of the countries in which it operates related to the procurement of merchandise and/or services it acquires and/or on sales and taxable income. The Company also collects VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services it sells. If the output VAT exceeds the input VAT, this creates a VAT payable to the government. If the input VAT exceeds the output VAT, this creates a VAT receivable from the government. The VAT tax return is filed on a monthly basis offsetting the payables against the receivables. In observance of EU regulations for intra-EU cross-border sales, our subsidiaries in Greece, SkyPharm and Cosmofarm, do not charge VAT for sales to wholesale drug distributors registered in other European Union member states. As of September 30, 2024 and December 31, 2023, the Company had a VAT net receivable balance of $322,576 and $187,512 respectively, recorded in the consolidated balance sheet as prepaid expenses and other current assets and accounts payable and accrued expenses, respectively.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

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

Depreciation expense was $89,694 and $124,910 for the three months ended September 30, 2024 and 2023, respectively and $306,126 and $237,479 for the nine months ended September 30, 2024 and 2023, respectively.

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

September 30, 2024

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

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 5 years for an import/export license and a useful life of 10 years for the pharmaceutical and nutraceutical products licenses included in Note 4 as “Licenses”. A useful life of 10 years is also used for the platforms included in Note 4 as “Software” and the customer bases. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. As of September 30, 2024 and December 31, 2023, no revision to the remaining amortization period of the intangible assets was made.

Amortization expense was $196,183 and $88,168 for the three months ended September 30, 2024 and 2023, respectively and $579,556 and $138,438 for the nine months ended September 30, 2024 and 2023, respectively.

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

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

Investments in Equity Securities

Investments in equity securities are accounted for at fair value with changes in fair value recognized in net income (loss). Equity securities are classified as short-term or long-term based on the nature of the securities and their availability to meet current operating requirements. Equity securities that are readily available for sale in current operations are reported as a component of current assets on the accompanying consolidated balance sheets. Equity securities that are not considered available for use in current operations would be reported as a component of long-term assets on the accompanying consolidated balance sheets. For equity securities with no readily determinable fair value, the Company elects a measurement alternative to fair value. Under this alternative, the Company measures the investments at cost, less any impairment, and adjusted for changes resulting from observable price changes in transactions for identical or similar investments of the investee. The election to use the measurement alternative is made for each eligible investment.

As of September 30, 2024, investments consisted of 16,666 shares which traded at a closing price of $0.75 per share or value of $12,416 of National Bank of Greece. Additionally, the Company has $7,665 in equity securities of Pancreta Bank, which are revalued annually.

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

Our financials also included the following financial instruments as of September 30, 2024 and December 31, 2023: cash, accounts receivable, inventory, prepaid expenses, loans receivable, accounts payable, notes payable and lines of credit. Except for the loans receivable which carry fixed interest rates, the carrying value of the remaining instruments, approximates fair value due to their short-term nature.

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

Wholesale revenue and sales of own branded nutraceutical and pharmaceutical products

The Company has contracts or signed partnership forms (usual in the wholesale sector of the pharma industry) with its customers, stipulating enforceable rights and obligations. The Company is responsible for transferring the goods to the customer’s location, which represents its sole performance obligation. Thus, the transaction price, which is predetermined in most of the products sold, is exclusively allocated to this performance obligation. Revenue is recognized at a single point in time, which is upon issuance of the corresponding sales invoice. The Company has assessed the impact of the items invoiced but not delivered to the customer’s location as of December 31, 2023 and September 30, 2024, and deemed that it had no material effect.

Pharma manufacturing

The Company has active contracts with its customers, stipulating enforceable rights and obligations. The Company is responsible for the manufacturing and the packaging of specific products assigned by its customers, which represents its performance obligations to which the Company allocates the transaction price determined. The customers are responsible for providing the raw materials to the Company. Revenue is recognized over a period of time, which is during the production and packaging period of the respective products. As of September 30, 2024, there were no products or batches of products for which the production or packaging phase was in progress.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

Medihelm SA

Commencing from January 1, 2023, and pursuant to the agreement with Medihelm, the exclusive distributor of the Company’s own proprietary line of nutraceuticals, the Company considers the transaction price to be variable and records an estimate of the transaction price, subject to the constraint for variable consideration. The Company is basing the change in transaction price with the exclusive distributor through assessment of significant overdue receivables from the exclusive distributor, which the Company reassesses each reporting period. Through this assessment, the Company applied the “expected value” model under ASC 606-10-32-5 and had applied specific constraints to revenue due from the customer at the end of each reporting period. Following the application of the “expected value” model, the Company had deferred an amount of $397,000 and recorded it against the sales to Medihelm for the twelve months ended December 31, 2023. However, the Company assessed once more the trading relationship with Medihelm SA at year end and since no significant receipts had taken place up to the issuance of the report, the Company recorded an allowance for the total receivable amount not received up to the issuance date. More specifically a cumulative reserve of $12,655,615 was applied, leaving a receivable of $532,704 due from Medihelm SA, as of December 31, 2023. The Company does not consider that new sales to Medihelm SA or sales to any other customer include a variable component as of September 30, 2024 and has limited such sales to the minimum required.

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

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At September 30, 2024, we believe our United Kingdom and Greece deferred tax assets will not be realized, as such, we did not record a reversal on the full valuation approach we followed during the year ended December 31, 2023.

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

Retirement and Termination Benefits

Under Greek labor law, employees are entitled to lump-sum compensation in the event of termination or retirement. The amount depends on the employee’s work experience and remuneration as of the day of termination or retirement. If an employee remains with the company until full-benefit retirement, the employee is entitled to a lump-sum equal to 40% of the compensation to be received if the employee were to be dismissed on the same day. The Company periodically reviews the uncertainties and judgments related to the application of the relevant labor law regulations to determine retirement and termination benefits obligations of its Greek subsidiaries. The Company has evaluated the impact of these regulations and has identified a potential retirement and termination benefits liability. The amount of the liability as of September 30, 2024 and December 31, 2023, was $395,698 and $408,665, respectively, and has been recorded as a long-term liability within the consolidated balance sheets.

Basic and Diluted Net Loss per Common Share

Basic income per share is calculated by dividing the income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period and, when dilutive, potential shares from stock options and warrants to purchase common stock, using the treasury stock method. In accordance with ASC 260, Earnings Per Share, the following table reconciles basic shares outstanding to fully diluted shares outstanding.

	September 30, 2024	September 30, 2023
Weighted average number of common shares outstanding Basic	17,724,305	11,346,071
Potentially dilutive common stock equivalents	-	-
Weighted average number of common and equivalent shares outstanding – Diluted	17,724,305	11,346,071

The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	September 30, 2024	September 30, 2023
Warrants	13,432,507	6,124,412
Total	13,432,507	6,124,412

Common stock equivalents are included in the diluted income per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

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

Recent Accounting Pronouncements

In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. This guidance is intended to improve generally accepted accounting principles (GAAP) by adding an illustrative example to demonstrate how an entity should apply the scope guidance in paragraph 718- 10-15-3 to determine whether profits interest and similar awards (“profits interest awards”) should be accounted for in accordance with Topic 718, Compensation—Stock Compensation. The amendments in this Update are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. The amendments in this Update should be applied either (1) retrospectively to all prior periods presented in the financial statements or (2) prospectively to profits interest and similar awards granted or modified on or after the date at which the entity first applies the amendments. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. This guidance is intended to remove references to various FASB Concepts Statements. The Board has a standing project on its agenda to address suggestions received from stakeholders on the Accounting Standards Codification and other incremental improvements to generally accepted accounting principles (GAAP). This effort facilitates Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements. The resulting amendments are referred to as Codification improvements. The amendments in this Update are not intended to result in significant accounting change for most entities. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

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

The Distribution and Equity Acquisition Agreement was to remain in effect indefinitely unless Marathon fails to provide Market Competitive (as defined) product pricing and Marathon has not become profitable within five (5) years of the agreement. On March 20, 2023, the Company sent a termination notice, to Marathon, which became effective on April 19, 2023 as a result of Marathon’s failure to satisfy these conditions. The Company had accounted for its obligation to issue a variable number of the Company’s Common Shares as Share-settled debt obligation in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), which was measured at fair value or the settlement amount of $1,554,590 (CAD $2 million). Due to termination of the Equity Agreement, the Company recorded a gain on extinguishment of debt of $1,554,590 due to the write-off of the share settled debt obligation, for the nine months ended September 30, 2023.

CosmoFarmacy LP

In September 2019, the Company entered into an agreement with an unaffiliated third party to incorporate CosmoFarmacy L.P. for the purpose of providing strategic management consulting services and the retail trade of pharmaceutical products, and OTC to pharmacies. CosmoFarmacy was incorporated with a 30-year term through May 31, 2049. The unaffiliated third party is the general partner (the “GP”) of the limited partnership and is responsible for management and decision-making associated with CosmoFarmacy. The initial share capital was set to EUR 150,000 ($163,080) which was later increased to EUR 500,000 ($543,600). The GP contributed the pharmacy license (the “License”) valued at EUR 350,000 (30-year term) to operate the business of CosmoFarmacy in exchange for a 70% equity ownership. The Company is a limited partner and contributed cash of EUR 150,000 ($163,080) for the remaining 30% equity ownership. CosmoFarmacy is not publicly traded and the Company’s investment has been recorded using the equity method of accounting. The value of the investment as of September 30, 2024 and December 31, 2023, was $167,175 and $165,930, respectively, and is included in “Other assets” on the Company’s consolidated balance sheets.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Land	$3,577,662	$3,551,020
Buildings and improvements	4,868,378	4,787,963
Leasehold improvements	3,667	3,639
Vehicles	285,609	285,388
Furniture, fixtures and equipment	3,014,683	2,707,442
Computers and software	203,215	168,173
	11,953,214	11,503,625
Less: Accumulated depreciation and amortization	(1,377,286)	(1,048,126)
Total	$10,575,928	$10,455,499

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

NOTE 5 – INTANGIBLE ASSETS

Goodwill and intangible, net assets consist of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
License	$6,976,209	$6,876,169
Trade name / mark	390,188	392,197
Customer base	602,204	602,204
Software	795,867	158,787
	8,764,468	8,029,357
Less: Accumulated amortization
License	(805,555)	(235,925)
Trade name / mark	(36,997)	(36,997)
Customer base	(157,333)	(110,160)
Software	(67,520)	(11,789)
Subtotal	7,697,064	7,634,486
Goodwill	49,697	49,697
Total	$7,746,761	$7,684,183

At September 30, 2024, the estimated aggregate amortization expense for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows:

Year	Amount
2024	$208,530
2025	833,637
2026	834,846
2027	834,846
2028	783,423
Thereafter	3,846,582
Total	$7,341,864

NOTE 6 – LOAN RECEIVABLE

On October 30, 2021, the Company entered into an agreement for a ten-year loan with Medihelm SA to memorialize €4,284,521 ($4,849,221) in prepayments the Company had made. The prepayments to Medihelm SA had been made in accordance with the parallel export business, through which Medihelm supplied and would supply SkyPharm SA with branded pharmaceuticals. This business is no longer in place for the Company and thus the Company entered into this agreement with Medihelm SA in order for the outstanding amount to be settled. Interest is calculated at a rate of 5.5% per annum on a 360-day basis. Under the terms of the agreement, the Company is to receive 120 equal payments over the term of the loan. During the year ended December 31, 2023, the Company received €352,438 ($389,867) in principal payments such that as of December 31, 2023, the Company had a short-term receivable balance of $411,858 and a long-term receivable balance of $3,509,200 under this loan. The Company also received €223,914 ($249,552) in principal payments and €107,144 ($119,411) in interest payments during the nine-month period ended September 30, 2024. The Note is considered fully recoverable.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

NOTE 7 – INCOME TAXES

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the nine months ended September 30, 2024, and 2023.

The Company’s Greek subsidiaries are governed by the income tax laws of Greece. The corporate tax rate in Greece is 22% on income reported in the statutory financial statements after appropriate tax adjustments.

The Company’s United Kingdom subsidiaries are governed by the income tax laws of the United Kingdom. The corporate tax rate in the United Kingdom is 25% on income reported in the statutory financial statements after appropriate tax adjustments.

As of September 30, 2024, and 2023, the Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily due to a valuation allowance recorded against net deferred tax assets in in the United States and the United Kingdom.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. As of September 30, 2024, and December 31, 2023, the Company has maintained a valuation allowance against all net deferred tax assets in the United States, Greece, and the UK.

For the three months ended September 30, 2024, and 2023, the Company has recorded tax benefit in any jurisdiction where it is subject to income tax, in the amount of $0 and $65,873, and respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Loss. No tax loss or benefit was recorded for the equivalent nine month periods.

NOTE 8 – CAPITAL STRUCTURE

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock, of which 6,000,000 are designated as Series A convertible preferred stock. The preferred stock has a liquidation preference over the common stock and is non-voting. As of September 30, 2024 and December 31, 2023, no preferred shares were issued and outstanding.

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

September 30, 2024

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

Each holder is entitled to receive dividends in shares of Series A Preferred Stock or cash determined based on the stated value of each Series A Preferred Stock at the dividend rate of 8.0% per year. For the year ended December 31, 2022, the Company recorded $372,414 as a deemed dividend in accordance with the Series A Preferred Stock cumulative dividend. As of December 31, 2022, the cumulative dividend has been recorded as mezzanine equity. Following, Mr. Siokas waiver of the right to receive the dividends on February 26, 2024, and the unanimous written consent of the Company’s Board of Directors on February 29, 2024, through which was resolved that the Company shall remove all accrued and unpaid dividends payable to the previous holders of Series A Preferred stock, the Company eliminated the total deemed dividend of $372,414 through retained earnings. Thus, the balance of mezzanine equity as of September 30, 2024, and December 31, 2023 is $0.

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

Treasury stock

As of September 30, 2024 and December 31, 2023, the Company held 86,497 and 86,497, respectively, shares of our common stock at a cost of $917,159 and $917,159, respectively. Shares of our common stock that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. Cosmos may repurchase shares from time to time through open market purchases in accordance with applicable securities laws and other restrictions. The Company repurchased no shares of our common stock during the nine months ended September 30, 2024. The Company repurchased 71,000 shares of our common stock for $100,452 during the year ended December 31, 2023. The Company repurchased no shares of our common stock during the nine months ended September 30, 2024.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

On January 24, 2023 the Company announced that its Board of Directors has approved a share repurchase program with authorization to purchase up to $3 million of its common stock. Cosmos may repurchase shares from time to time through open market purchases in accordance with applicable securities laws and other restrictions.

Common Stock

The Company is authorized to issue 300 million shares of common stock. As of September 30, 2024 and December 31, 2023, the Company had 17,834,023 and 15,982,472 shares of our common stock issued, respectively, and 21,346,023 and 15,895,975 shares outstanding, respectively.

Issuance of Common Stock

During the nine-month period ended September 30, 2023 the Company issued 15,258 shares to a consultant for services rendered. The shares were valued and expensed on the date of issuance and are separately presented in the condensed consolidated statement of changes in stockholders’ equity and mezzanine as “Shares issued in lieu of cash”.

During the nine months ended September 30, 2024, the Company raised additional equity funds through two Prospectus Supplements to its Registration Statement on Form S-3 (No. 333-267550) filed with the SEC on February 29 and March 7, 2024. More specifically, the Company sold 901,488 shares of common stock for gross proceeds of $648,893. Placement agent’s fees and other commissions amounted to $19,467 and thus the total net proceeds for the period were $629,426.

On December 29, 2023, the Company had entered into a warrant exchange agreement (the “Warrant Exchange”) with an investor to reduce the exercise price of 2,437,063 warrants from $2.75 per share to $1.45 per shares as an inducement to exercise. The Company issued 1,487,000 shares of common stock, held 950,063 shares in escrow until the investor’s beneficial ownership limitation allows for the transfer of the escrow shares, and received gross cash proceeds of 3,533,741. The 950,063 shares were issued within the nine-month period ended September 30, 2024 but were already valued in the year ended December 31, 2023.

On September 26, 2024, the Company entered into a Warrant Inducement Letter (the “Letter”) with an investor pursuant to which the Company issued 9,748,252 new warrants (the “New Warrants”) and reduced the exercise price of 4,874,126 warrant shares from $1.45 to $0.8701 to induce exercise and receive gross cash proceeds of $4,240,977 (the “Original Warrants”). The Company issued 2,332,000 shares of common stock, held 2,532,126 shares in escrow until the investor’s beneficial ownership limitation allows for the transfer of the escrow shares.

Exercise of Warrants

During the nine months ended September 30, 2024, the Company issued 2,332,000 shares of common stock upon the exercise of 2,332,000 warrants. The Company received gross proceeds of $4,240,977 upon exercise. The net proceeds after deducting legal, agent and escrow fees of $372,109 amounted to $3,868,868. The warrants were exercised following the Warrant Inducement letter the Company signed on September 26, 2024, through which their exercise price was reduced from $1.45 to $0.8701.

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

September 30, 2024

Prepaid expenses and other current assets – related party

As of September 30, 2024 and December 31, 2023, the Company had a prepaid balance of $6,393,642 and $4,347,184, respectively, to Doc Pharma related to purchases of inventory and pharmaceutical and nutraceutical licenses to be purchased.

Accounts payable and accrued expenses - related party

As of September 30, 2024 and December 31, 2023, the Company had an accounts payable balance to Doc Pharma of $72,968 and $34,217, respectively.

Accounts receivable - related party

The Company had a receivable balance of $2,448,517 and $2,386,721 from Doc Pharma S.A as of September 30, 2024, and December 31, 2023, respectively.

Sales and Purchases

During the three months ended September 30, 2024 and 2023, the Company purchased a total of $85,073 and $456,257 of products from Doc Pharma S.A., respectively. During the three months ended September 30, 2024, and 2023, the Company had $40,370 and $61,163 revenue from Doc Pharma, respectively.

During the nine months ended September 30, 2024 and 2023, the Company purchased a total of $510,711 and $1,057,621 of products from Doc Pharma S.A., respectively. During the nine months ended September 30, 2024 and 2023, the Company had $581,862 and $43,107 revenue from Doc Pharma, respectively.

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

For the three months ended September 30, 2024 and 2023, the Company has purchased €34,350 ($38,096) and €418,577 ($455,586) respectively, in inventory related to this agreement.

For the nine months ended September 30, 2024 and 2023, the Company has purchased €161,108 ($175,123) and €967,785 ($1,048,557) respectively, in inventory related to this agreement.

On May 17, 2021, Doc Pharma and the Company entered into a Research and Development (“R&D”) agreement whereby Doc Pharma will be responsible for the research, development, design, registration, copy rights and licenses of 250 nutritional supplements for the final products called Sky Premium Life®. These products will be sold in Greece and abroad. The total cost of this project will be €1,425,000 plus VAT and will be done over three phases as follows: Design & Development (€725,000); Control and Product Manufacturing (€250,000) and Clinical Study and Research (€450,000). SkyPharm has bought a total of as of 81 licenses at value of €554,500 ($593,204) which is 38.91% of the total cost, as of December 31, 2022. During the year ended December 31, 2023, 24 additional licenses were purchased at value of €475,014 ($525,461).  During the three and nine months ended September 30, 2024, no additional licenses were purchased. The agreement will terminate on December 31, 2025.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

Purchase of branded pharmaceuticals

On June 28, 2023, the Company approved the purchase of five proprietary and innovative branded pharmaceuticals with significant market presence and material profit contribution from Zakalia Ltd., the parent company of Doc Pharma, for €1,800,000 ($1,965,600). The transaction was settled on a non-cash basis through the reduction of an equivalent amount of prepaid expense balances the Company held with Doc Pharma. The purchased branded pharmaceuticals are presented in “Goodwill and intangible assets, net” on the accompanying consolidated balance sheets. On December 29, 2023, the Company approved the purchase of 19 additional licenses from DocPharma, of a total value of €3,200,000 ($3,539,840). This transaction was also settled on a non-cash basis through the reduction of an equivalent amount of prepaid expense balances the Company held with Doc Pharma.

Loans receivable - related party

The balance of prepaid expenses due Doc Pharma as of December 31, 2022, had increased to €7,103,706 ($7,599,545), which was mainly attributable to the prepayments SkyPharm S.A. made in accordance with the CMO agreement and the extensive orders and sales of the SPL products the Company expects to achieve within 2023, mainly through its Amazon channels in the UK, Singapore, Canada and other countries. However, as the benefit from a significant portion of the prepaid balance would not have been realized within a 12-month period, the Company opted to secure a portion of the outstanding prepaid balance through a loan agreement. SkyPharm S.A. (the “Lender”) entered into a loan agreement with Doc Pharma (the “Borrower”) for €4,000,000 ($4,279,200), all of which was financed through the outstanding prepaid balance. The duration of the loan is for a 10-year period up to December 31, 2032 (the “Maturity Date”). The loan bears a fixed interest rate of 5.5% payable on a monthly basis and will be repayable in 120 equal instalments of €33,333.33 ($37,150). The loan may be prepaid anytime during its duration in full or partially based on the Company’s product requirements and other factors, without Doc Pharma incurring any prepayment penalty.

As of September 30, 2024 and December 31, 2023, the loan had a current portion of €400,000 ($445,800) and €400,000 ($442,480), and a non-current portion of €2,900,000 ($3,232,050), and €3,200,000 ($3,539,840), respectively, which is classified as "Loans receivable – related party" on the accompanying consolidated balance sheets. During the nine months ended September 30, 2024, the Company received €300,000 ($334,350) in principal repayments, and €121,550 ($135,467) of interest repayments. Additionally, during the nine months ended September 30, 2024, the Company recorded €143,000 ($155,440) as interest income relating to this loan.

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

Loans receivable - Related Party - Long Term

On February 28, 2023 (Issue Date), the Company signed a Secured Promissory Note with Cana Laboratories Holdings (Cyprus) Limited (the “Holder”), whereby the Holder borrowed the sum of €4,100,000 ($4,457,520) from the Company. Interest on the Principal Amount under this Note shall accrue at a rate equal to Five Percent (5%) plus 1 month LIBOR per annum (5.47% as of December 31, 2023). The maturity date (“Maturity Date”) of this Note shall be five (5) years from the Issue Date. The Principal Amount, as well as all accrued interest shall be due and payable on the Maturity Date. Following the completion of Cana’s acquisition on June 30, 2023 the balance of the Note was eliminated on a consolidated level.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

Panagiotis Kozaris

Panagiotis Kozaris is considered a related party due to the fact that he is a former General operational manager and current employee of Cosmofarm S.A.

Prepaid Expenses and Other Current Assets - Related Party

From time to time the Company purchases back shares that Panagiotis Kozaris owns and records them as treasury shares. The Company pays Panagiotis Kozaris in advance for the shares owned and obtains the shares upon execution of a cumulative stock-purchase agreement (“SPA”). During the three months ended September 30, 2024 and 2023, the Company paid Panagiotis Kozaris an additional sum of $0 and $51,159 respectively for shares owned, however, no SPA for these funds has been executed as of September 30, 2024. The Company intends to execute a cumulative SPA for these amounts during 2024. The total balances owed of $194,215 and $194,215 are included in “Prepaid expenses and other current assets - related party”, on the accompanying consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.

Basotho Investment Limited

Basotho Investment Limited is considered a related party once Panagiotis Kozaris (former general operational manager and current employee of Cosmofarm SA) is one of its directors.

General and administrative expenses

On November 21, 2023, the Company issued 120,000 shares of common stock to Basotho Investment Limited for services rendered. The fair value of these shares for the period ended December 31, 2023 was $10,300, which was recorded as general and administrative expense. The fair value of the shares vested for the nine-month period ended September 30, 2024 was $92,700, which was recorded as general and administrative expense.

Maria Kozari

Maria Kozari is considered a related party to the Company due to the fact that she is the daughter of Panagiotis Kozaris, a former Operational General Manager and current employee of Cosmofarm S.A.

Accounts Receivable - Related Party

During 2021, the Company, through its subsidiary, Cosmofarm SA, commenced a partnership with a pharmacy called “Pharmacy & More”, owned by Maria Kozari. The transactions with the respective pharmacy were in Cosmofarm’s normal course of business, however, a more flexible credit policy was allowed as the pharmacy was new and needed to be established in the market. During the three and nine months ended September 30, 2024 and 2023 the Company’s net sales to Pharmacy & More amounted to $113,161 and $122,969 and $310,126 and $359,760 respectively. As of September 30, 2024 and December 31, 2023 the Company’s outstanding receivable balance due from the pharmacy amounted to $1,123,835 (€1,203,739) and $1,142,402 (€1,032,726), respectively, and are included in “Accounts receivable - related party”, on the accompanying consolidated balance sheets.

The Company plans to acquire Pharmacy & More within fiscal year 2024. Upon acquisition, the Company intends to offset the outstanding receivable balance with the corresponding purchase price and additionally plans to make Pharmacy & More the first shop-in-shop of its own branded line of nutraceutical products, Sky Premium Life® (SPL).

Other Related Parties

The Company has the following balances as of September 30, 2024: a) a balance of $731,000 relating to unpaid salaries and bonuses due to Grigorios Siokas, the CEO of the Company and $188,000 due to George Terzis, the CFO of the Company, classified as "Accounts payable and accrued expenses - related party" in the Company’s condensed consolidated balance sheets, b) a net payable balance of $29,832 due to Konstantinos Gaston Kanaroglou, former manager and current employee of the Company’s wholly owned subsidiary Cana, classified as " Accounts payable and accrued expenses - related party" in the Company’s condensed consolidated balance sheets.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

Additionally, the Company had the following balances as of December 31, 2023: a) a balance of $98,000 relating to unpaid salaries and bonuses due to George Terzis, the CFO of the Company, classified as "Accounts payable and accrued expenses - related party" in the Company’s consolidated balance sheets, b) a net payable balance of $85,332 due to Konstantinos Gaston Kanaroglou, former manager and current employee of the Company’s wholly owned subsidiary Cana, classified as " Accounts payable and accrued expenses - related party" in the Company’s consolidated balance sheets.

Notes Payable – Related Party

A summary of the Company’s related party notes payable as of September 30, 2024 and December 31, 2023 is presented below:

	September 30, 2024	December 31, 2023

Beginning Balance	$11,283	$10,912
Payments	-	-
Foreign currency translation	85	371
Ending Balance	$11,368	$11,283

Dimitrios Goulielmos

Dimitris Goulielmos was the Company’s former CEO and a Director of the Company.

On November 21, 2014, the Company entered into an agreement with Dimitrios Goulielmos, as amended on November 4, 2016. Pursuant to the amendment, this loan has no maturity date and is non-interest bearing. As of September 30, 2024 and December 31, 2023, the Company had a principal balance of €10,200 ($11,368) and €10,200 ($11,283), respectively.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the nine months ended September 30, 2024, the Company recorded a foreign currency translation loss of $85.

Loans Payable – Related Party

A summary of the Company’s related party loans payable as of September 30, 2024 and December 31, 2023 is presented below:

	September 30, 2024	December 31, 2023

Beginning balance	$13,257	$12,821
Proceeds	18,344	-
Payments	(8,918)	-
Foreign currency translation	(1,525)	436
Ending balance	$21,158	$13,257

Grigorios Siokas

From time to time, Grigorios Siokas loans the Company funds in the form of non-interest bearing, no-term loans. As of September 30, 2024, the Company had an outstanding principal balance under these loans of $21,158 in loans payable to Grigorios Siokas. As of December 31, 2023, the Company had an outstanding principal balance of $13,257 related to this payable.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the nine months ended September 30, 2024, the Company recorded a gain of $1,525.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

NOTE 10 – LINES OF CREDIT

A summary of the Company’s lines of credit as of September 30, 2024 and December 31, 2023, is presented below:

	September 30, 2024	December 31, 2023
National	$3,011,102	$3,918,523
Alpha	1,030,943	1,130,140
Pancreta	1,560,803	1,122,210
EFG	386,577	459,400
Ending balance	$5,989,425	$6,630,273

The Company has three lines of credit with the National Bank of Greece, which are renewed annually. The three lines have interest rates of 6.00% (the "National Bank LOC"), 3.6% (the "COSME 2 Facility"), and 3.6% plus the six-month Euribor rate and any contributions currently in force by law on certain lines of credit (the "COSME 1 Facility").

The maximum borrowing allowed for the 6% line of credit was $3,315,638 and $3,290,945 as of September 30, 2024 and December 31, 2023, respectively. The outstanding balance of the facility was $2,102,765 and $2,829,828, as of September 30, 2024 and December 31, 2023, respectively.

The cumulative maximum borrowing allowed for the COSME 1 Facility and COSME 2 Facility (collectively, the "Facilities") was $1,114,500 and $1,106,200 as of September 30, 2024 and December 31, 2023, respectively. The outstanding balance of the Facilities was $943,466 and $1,099,255 as of September 30, 2024 and December 31, 2023, respectively.

The Company maintains a line of credit with Alpha Bank of Greece ("Alpha LOC"), which is renewed annually and has a current interest rate of 6.00%. The maximum borrowing allowed was $1,114,500 and $1,106,200 as of September 30, 2024 and December 31, 2023, respectively. The outstanding balance of the Alpha LOC was $1,030,944 and $1,130,141, as of September 30, 2024 and December 31, 2023, respectively.

The Company holds a line of credit with Pancreta Bank ("Pancreta LOC"), which is renewed annually and has a current interest rate of 4.10%. The maximum borrowing allowed as of September 30, 2024 and December 31, 2023 was $1,549,155 and $1,537,618, respectively. The outstanding balance of the Pancreta LOC as of September 30, 2024 and December 31, 2023 was $1,560,802 and $1,122,210, respectively.

The Company maintains a line of credit with EGF ("EGF LOC"), which is renewed annually and has a current interest rate of 4.49% plus 3-month Euribor. The maximum borrowing allowed as of September 30, 2024 and December 31, 2023 was $445,800 and $459,400, respectively. The outstanding balance of the EGF LOC as of September 30, 2024 and December 31, 2023 was $386,577 and $459,400, respectively.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

Under the aforementioned line of credit agreements, the Company is required to maintain certain financial ratios and covenants. As of September 30, 2024, and December 31, 2023, the Company was in compliance with these ratios and covenants.

All lines of credit are guaranteed by customer receivable checks, which are a type of factoring in which postponed customer checks are assigned by the Company to the bank, in order to be financed at an agreed upon rate.

Interest expense on the Company’s outstanding lines of credit balances for the three and nine months ended September 30, 2024 and 2023, was $89,868 and $37,536, and 275,246 and $204,654, respectively.

NOTE 11 – NOTES PAYABLE

A summary of the Company’s third-party debt as of and for the nine months ended September 30, 2024, and the year ended December 31, 2023 is presented below:

September 30, 2024	Trade Facility	Third Party	COVID Loans	Total
Beginning balance, December 31, 2023	$1,908,195	$2,511,148	$186,884	$4,606,227
Proceeds	-	445,800	-	445,800
Payments	(334,350)	(481,254)	(19,073)	(834,677)
Conversion of debt	-	-	-	-
Recapitalized upon debt modification	-	-	-	-
Accretion of debt and debt discount	-	-	-	-
Foreign currency translation	14,318	32,613	3,691	50,622
Ending balance, September 30, 2024	1,588,163	2,508,307	171,502	4,267,972
Notes payable - long-term	(1,086,638)	(1,416,802)	(142,183)	(2,645,623)
Notes payable - short-term	$501,525	$1,091,505	$29,319	1,622,349

December 31, 2023	Trade Facility	Third Party	COVID Loans	Total
Beginning balance, December 31, 2022	$3,305,532	$1,505,078	$207,377	$5,017,987
Proceeds	-	1,082,231	-	1,082,231
Payments	(1,155,310)	(415,557)	(27,027)	(1,597,894)
Oher additions	-	317,880	-	317,880
Debt forgiveness	(306,637)	-	-	(306,637)
Foreign currency translation	64,610	21,516	6,534	92,660
Ending balance, December 31, 2023	1,908,195	2,511,148	186,884	4,606,227
Notes payable – long-term	(1,327,440)	(1,549,768)	(158,133)	(3,035,341)
Notes payable - short-term	$580,755	$961,380	$28,751	$1,570,886

Our outstanding debt as of September 30, 2024 is repayable as follows:
September 30, 2024
2025	$1,622,349
2026	1,717,738
2027	420,633
2028	353,961
2029 and thereafter	153,291
Total debt	4,267,972
Less: notes payable - current portion	(1,622,349)
Notes payable - long term portion	$2,645,623

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

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

The Company repaid €300,000 ($334,350) of the EURO Loan during the nine months ended September 30, 2024. As of September 30, 2024, the Company had an outstanding principal balance of €1,425,000 ($1,588,163), of which $1,086,638 is classified as ''Notes payable - long term portion" on the consolidated balance sheets. For the three and nine months ended September 30, 2024, the Company had accrued $29,365 and $110,170, respectively, in interest expense related to these agreements.

June 23, 2020 Debt Agreement

On June 23, 2020, the Company’s subsidiary, Cosmofarm, entered into an agreement with the National Bank of Greece S.A. (the “Bank”) to borrow a maximum of €500,000 ($611,500). The note has a maturity date of sixty (60) months from the date of the first disbursement, which includes a grace period of nine months. The total amount of the initial proceeds was received in 3 equal monthly installments. The note is interest bearing from the date of receipt and is payable every three months at an interest rate of 3.06% plus 3-month Euribor (3.47% as of September 30, 2024). The outstanding balance was €117,647 ($131,118) and €205,882 ($227,747) as of September 30, 2024 and December 31, 2023, respectively, of which $0 and $97,606 was classified as “Notes payable - long-term portion”, on the accompanying condensed consolidated balance sheets. During the nine months ended September 30, 2024, the Company repaid €88,235 ($98,338) of the principal balance.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

June 24, 2020 Debt Agreement

On June 24, 2020, the Company’s subsidiary, Decahedron, received a loan £50,000 ($68,310) from the United Kingdom government. The loan has a ten-year maturity and bears interest at a rate of 2.5% per annum beginning 12-months after the initial disbursement, which was on July 10, 2020. The Company may prepay this loan without penalty at any time. As of December 31, 2023, the principal balance was £40,858 ($52,066). As of September 30, 2024, the principal balance was £38,320 ($51,345).

November 19, 2020 Debt Agreement

On November 19, 2020, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($611,500). The note matures on November 18, 2025 and bears an annual interest rate, based on a 360-day year, of 3% plus 0.6% plus 6-month Euribor when Euribor is positive (3.35% as of September 30, 2024). The principal is to be repaid in 18 quarterly installments of €27,778 ($30,333). During the nine months ended September 30, 2024, the Company repaid €88,333 ($92,875) of the principal. As of September 30, 2024 and December 31, 2023, the Company has accrued interest of €5,434 ($6,057) and €11,191 ($12,379) related to this note and a principal balance of €138,889 ($154,792) and €222,222 ($245,822), of which $30,958 and $122,911 is classified as "Notes payable - long term portion" on the accompanying condensed consolidated balance sheets.

July 30, 2021 Debt Agreement

On July 30, 2021, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($578,850). The note matures on August 5, 2026 and bears an annual interest rate that applies to 60% of the principal of the note that is based on a 365-day year, of 5.84% plus 3-month Euribor when Euribor is positive (3.47% as of September 30, 2024). Pursuant to the terms of the agreement, there is a nine-month grace period for principal repayment during which interest is accrued. The principal is to be repaid in 18 quarterly installments of €27,778 commencing three months from the end of the grace period. During the nine months ended September 30, 2024, the Company repaid €81,891 ($91,267) of the principal. As of September 30, 2024 and December 31, 2023, the Company had accrued interest of €15,328 ($17,083) and €10,905 ($12,063), respectively, and principal of €262,662 ($281,338) and €235,009 ($261,918), respectively, of which $134,929 and $227,065 is classified as “Notes payable - long term portion” on the accompanying condensed consolidated balance sheets.

June 9, 2022 Debt Agreement

On June 9, 2022 the Company entered into an agreement with a third-party lender in the principal amount of €320,000 ($335,008), the “Note”. The Note matures on June 16, 2027 and bears an annual interest rate of 3.89% plus an additional rate of 0.60%, plus the 3-month Euribor (3.47% as of September 30, 2024). Pursuant to the agreement, there is a twelve-month grace period for principal repayment during which interest is accrued. The principal is to be repaid in 16 equal quarterly installments of €20,000 commencing on June 30, 2023. During the nine months ended September 30, 2024, the Company repaid €60,000 ($66,870) of the principal. As of September 30, 2024 and December 31, 2023, the Company has accrued interest of €4,673 ($5,208) and €11,043 ($12,215), respectively, and an outstanding balance of €200,000 ($222,900) and €260,000 ($287,612) of which $133,740 and $204,322, respectively, is classified as “Notes payable - long term portion” on the accompanying condensed consolidated balance sheets.

July 14, 2023 Debt Agreement

On July 14, 2023 the Company entered into an agreement with a third-party lender in the principal amount of €1,000,000 ($1,123,700), the “Note”. The Note matures on July 31, 2028 and bears an annual interest rate of 2.46% plus the 3-month Euribor (3.47% as of September 30, 2024). Pursuant to the agreement, there is a nine-month grace period for interest and principal repayment. The principal is to be repaid in 18 equal quarterly installments of €55,556 commencing on May 2, 2024. During the nine months ended September 30, 2024, the Company repaid €108,633 ($58,179) of the principal. As of September 30, 2024, and December 31, 2023, the Company has accrued interest of €7,845 ($8,743) and €19,820 ($21,925), respectively. As of September 30, 2024, and December 31, 2023 the Company an outstanding balance of €869,067 ($968,575) and €977,700 ($1,081,532), of which $720,908 and $897,165, respectively, is classified as “Notes payable - long term portion” on the accompanying condensed consolidated balance sheets.

July 29, 2024 Debt Agreement

On July 29, 2024 the Company entered into an agreement with a third-party lender in the principal amount of €400,000 ($432,760), the “Note”. The Note matures on July 31, 2029 and bears an annual interest rate of 2.58% plus the 3-month Euribor (3.47% as of September 30, 2024). Pursuant to the agreement, there is a six-month grace period for principal and interest repayment. The principal is to be repaid in 18 equal quarterly installments of €22,222 commencing on April 30, 2025. During the nine months ended September 30, 2024, the Company repaid no principal and had not accrued any interest. As of September 30, 2024, and December 31, 2023 the Company an outstanding balance of €400,000 ($445,800) and €0 ($0), of which $396,367 and $0, respectively, is classified as “Notes payable - long term portion” on the accompanying condensed consolidated balance sheets.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

COVID-19 Loans

On May 12, 2020, the Company’s subsidiary, SkyPharm, was granted and on May 22, 2020 received a €300,000 ($366,900) loan from the Greek government. The loan will be repaid in 40 equal monthly installments beginning on July 29, 2022. As a condition to the loan, the Company was required to retain the same number of employees until October 31, 2020. As of December 31, 2023, the principal balance was $134,818. During the nine months ended September 30, 2024, the Company repaid €14,063 ($15,673) of the principal balance. The outstanding balance as of September 30, 2024 is €107,813 ($120,157) of which $99,260, is classified as “Notes payable - long term portion” on the accompanying condensed consolidated balance sheet.

Cloudscreen Promissory Note

On January 23, 2024 the Company entered into an agreement with a third-party in the principal amount of €300,000 ($324,870), the “Promissory Note”. The Promissory Note matures on March 25, 2025 and is interest free. This Note is being given in connection with the Closing of the Asset Purchase, Sale and Transfer Agreement dated as of October 9, 2023 and as amended from time to time pursuant to which the Company agreed to purchase from the third-party a drug repurposing Artificial Intelligence “AI” powered platform known as “Cloudscreen®” (refer to Note 2, section “Acquisition accounting”). The principal is to be repaid in 15 equal monthly installments of €20,000 commencing on January 25, 2024. During the 9 months ended September 30, 2024, the Company repaid €10,000 ($10,830) of the principal and recorded a foreign currency loss of $16,155. As of September 30, 2024, and December 31, 2023 the Company had an outstanding balance of $323,205 and $317,880 of which $0 and $0, respectively, is classified as “Notes payable - long term portion” on the accompanying condensed consolidated balance sheets.

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

September 30, 2024

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

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of September 30, 2024:

Maturity of Operating Lease Liability
2024	82,319
2025	243,175
2026	179,151
2027 and thereafter	300,301
Total undiscounted operating lease payments	$804,946
Less: Imputed interest	(95,366)
Present value of operating lease liabilities	$709,580

The Company incurred lease expense, due to amortization of operating lease right-of-use assets, of $76,229 and $50,690 and $235,659 and $158,407, which was included in “General and administrative expenses,” for the three and nine months ended September 30, 2024 and 2023, respectively.

Finance Leases

The Company’s weighted-average remaining lease term relating to its finance leases is 1.19 years, with a weighted-average discount rate of 6.74%.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s finance leases as of September 30, 2024:

Maturity of Lease Liability
2024	9,039
2025	12,892
2026	3,712
Total undiscounted finance lease payments	$25,643
Less: Imputed interest	(910)
Present value of finance lease liabilities	$24,733

The Company had financing cash flows used in finances leases of $9,765 and $41,094 and $27,118 and $118,847 for the three and nine months ended September 30, 2024 and 2023, respectively.

The Company incurred interest expense on its finance leases of $457 and $6,920 and interest expense of $1,765 and $20,629 which was included in “Interest expense”, for the three and nine months ended September 30, 2024 and 2023, respectively. The Company incurred amortization expense on its finance leases of $7,589 and $35,452 and amortization expense of $22,507 and $102,549 which was included in “Depreciation and amortization expense,” for the three and nine months ended September 30, 2024 and 2023, respectively.

NOTE 13 – OTHER LIABILITIES

The Company’s other liabilities include but are not limited to liabilities to local tax authorities, fines and payroll taxes, which comprise the largest portion of the balance as of September 30, 2024. The Company’s Greek subsidiaries have $1,812,919 in settled tax liabilities payable to the tax authorities in installments and $1,799,431 in payroll and other tax related current liabilities. Moreover, we have recorded a provision relating to the unaudited tax years of our subsidiary SkyPharm SA, of $644,779 and a provision for staff leaving compensation, based on the corresponding actuarial reports, of $411,732. Additionally, we have received prepayments from our customers of $451,575 and recorded accrued sales discounts of $407,725 included in “Other current liabilities” as of September 30, 2024. We classify the liabilities payable within the twelve months following the balance sheet date in “Other current liabilities” and the remaining balance is included in “Other Liabilities”.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of September 30, 2024, the following litigations were pending. None of the below is expected to have a material financial or operational impact.

On July 22, 2015, the National Medicines Agency approved the license of wholesale sale of pharmaceutical products under the name SkyPharm SA with set validity at five years and an expiration date of July 22, 2020. Subsequently, SkyPharm on June 15, 2020, legally and timely submitted the application for renewal of the wholesale license of pharmaceutical products to the National Medicines Agency. The National Medicines Agency did not respond, therefore the Company asked for an immediate decision on the renewal. Two months after the filing of the no. 3459 / 15.01.2021 letter and almost nine months after the no. 627615.06.2020 Company application for the renewal, the National Medicines Agency replied by rejecting the renewal request on March 9, 2021 (ref. 62769 / 20-25.02.2021). In addition, document No. 127351-16.12.2021 of EOF (Greek National Medicines Organization) to SkyPharm states that after an inspection of EOF at the premises of Doc Pharma, we did not have a wholesale license in violation of article 106 par. 1b and par. 1c of the ministerial decision D.YG3a / GP.32221 / 29-4-2019. The National Medicines Agency imposed a fine of €15,000 ($16,214) on SkyPharm for the above case, which was included in “General and administrative expenses” on the accompany statement of operations and comprehensive loss for the twelve-month ended December 31, 2023.

There has been a payment request by the Greek court, which relates to a fine arising from Cosmofarm’s tax audit for financial year 2014. The law with no. 483/16.12.2020 was used by the court against Cosmofarm (the “defendant”). The defendant appealed against the decision using the law with no.11541/09.03.2021. This appeal was dismissed after 120 days from its submission to the court. Additionally, there had been an obligation for payment of additional tax and fines related to this matter in the amount of €91,652 ($99,644), which the defendant has already settled. However, the defendant has claimed back the respective amount through appeal. As of September 30, 2024, the trial is still pending.

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

In October 2023, the Company’s subsidiary, Cana Laboratories was approached by an attorney on behalf of two clients which were requesting an amount of €39,211 as compensation for the value of 34.70 square meters in relation to an urban sprawl with respect to which an Act of Imputation had been issued by the department of Urban Planning. Our legal counsel’s response was that CANA was not obliged to accept the compensatory value agreed and suggested exploring out of court settlement. As of today, the clients’ Attorney at law has not come back with any suggestions.

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

On November 21, 2023, the Company entered into certain consulting agreements with four third-party consultants for the provision of a variety of services such as digital marketing, advisory services relating to target acquisitions and M&As and other additional services as described in the respective agreements. The agreements have a duration from 10 to 18 months and the consultants will solely receive stock consideration for the services rendered. More precisely, they have been awarded a total of 970,000 shares of the Company’s common stock valued at a total of $999,100 based on the fair value of the Company’s common stock as of the agreements’ date. On September 17, 2024 the termination of two out of the four aforementioned consulting agreements was extended and the consultants received additional 440,000 shares as complementary compensation for the extended services to be provided. The additional stock consideration was valued at a total of $501,600 based on the fair value of the Company’s common stock as of the agreements’ date.

On July 1, 2024 the Company entered into a consulting agreement with a third-party consultant for the provision of a variety of services such as preparation of press releases and other publications, relationship management and other additional services as described in the respective agreement. The agreement has a duration of sixteen months and the consultant will solely receive stock consideration for the services rendered. More precisely, they have been awarded a total of 240,000 shares of the Company’s common stock valued at a total of $264,000 based on the fair value of the Company’s common stock as of the agreements’ date.

The corresponding consulting expense is accrued evenly over the term of the agreements. For the twelve-month period ended December 31, 2023 the Company has recorded $77,250 as stocked based compensation for the above agreements, classified as “General and administrative expenses” in the Company’s consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2024 and 2023 the Company has recorded $264,750 and $728,250 and $0 and $0 as stocked based compensation for the above agreements, classified as “General and administrative expenses” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

Research and Development Agreements

The Company entered into a Research & Development agreement with Doc Pharma S.A. on May 17, 2021. Under this agreement, Doc Pharma is responsible for the research, development, design, registration, copy rights and licenses of 250 nutritional supplements for the final products called Sky Premium Life®. More specifically, Doc Pharma is responsible for the product development and the Company had added 105 of such products codes in its portfolio as of December 31, 2023. No additional ones were added within the nine-month period ended September 30, 2024. The licenses purchased by Doc Pharma SA are capitalized and included in “Goodwill and intangible assets, net” of the Company’s Consolidated Balance Sheets as of September 30, 2024. Thus, no relevant R&D expense had been charged to the Company’s Consolidated Statements of Operations and Comprehensive Loss.

On June 26, 2022, the Company signed a research and development (“R&D”) agreement with a third party, through which the Company assigns to the third party the development of new products and services in the field of health, focusing on the human intestinal microbiome. The project includes two phases. Phase 1 has a 20-month duration and its cost amounts to EUR 758,000 ($838,450) and phase 2, has a 22-month duration and a cost of EUR 820,000 ($907,084). The amount will be due and payable upon completion of the corresponding phases. The Company records the corresponding R&D expense based on the project’s progress, which is invoiced by the third party in the relevant period. For the nine-month period ended September 30, 2024, the Company has not incurred such costs.

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

On April 3, 2023, the Company approved incentive stock awards for the CFO, certain officers and directors and other employees of the Company. The awards are in the form of restricted stock and will vest in two parts: 50% on October 2, 2023 and 50% on October 2, 2024. A total of 185,000 shares were awarded and a corresponding share-based compensation expense of $109,636 and $326,525 was recorded for the three and nine months ended September 30, 2024, based on the amortization of fair value from the date of issuance of April 3, 2023, through September 30, 2024.

The equivalent share-based compensation expense for the three and nine months ended September 30, 2023 was $109,636 and $214,505, respectively.

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

On September 16, 2024 the Company’s Board of Directors approved incentive stock awards for the CEO, the CFO, certain officers and directors and other key employees of the Company pursuant to the 2023 Plan adopted on August 21, 2023. The awards are in the form of restricted stock and will vest in two parts: 50% on September 16, 2025 and 50% on September 16, 2026. A total of 2,500,000 shares were awarded and a corresponding share-based compensation expense of $48,425 was recorded for the three and nine months ended September 30, 2024, based on the amortization of fair value from the date of issuance of September 16, 2024, through September 30, 2024.

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

On December 29, 2023, the Company entered into a warrant exchange agreement (the “Warrant Exchange”) with an investor to reduce the exercise price of 2,437,063 warrants from $2.75 per share to $1.45 per shares as an inducement to exercise. The Company issued 1,487,000 shares of common stock, held 950,063 shares in escrow until the investor’s beneficial ownership limitation allows for the transfer of the escrow shares, and received gross cash proceeds of 3,533,741. The Company contingently granted 4,874,126 additional warrants to be issued upon shareholder approval, with an exercise price of $1.45 and a term of five years. For the year ended December 31, 2023, the Company recorded a deemed dividend of $7,642 for the inducement to exercise and $7,218,485 for the grant of new warrants. The Company valued (a) the fair value of the warrants immediately before the re-pricing in the amount of $3,603,183, (b) the fair value of the warrants immediately after the re-pricing in the amount of $3,610,825, and (c) recorded the difference as deemed dividend in the amount of $7,642. The warrants were valued using the Black-Scholes option pricing model using the following terms: a) fair value of common stock of $1.49, b) exercise price of $1.45 before re-pricing, c) exercise price of $2.75 after re-pricing, d) terms of 5.07 years and 5.02 years, e) dividend rate of 0%, and f) risk free interest rate of 3.83%. Regarding the valuation of the 4,874,126 new warrants (and the recognition of a deemed dividend of $7,218,485) the following terms were used: a) fair value of common stock of $1.49, b) exercise price of $1.45, d) term of 5 years, e) dividend rate of 0%, and f) risk free interest rate of 3.83%.

On September 26, 2024, the Company entered into a Warrant Inducement Letter (the “Letter”) with an investor pursuant to which the Company issued 9,748,252 new warrants (the “New Warrants”) and reduced the exercise price of 4,874,126 warrant shares from $1.45 to $0.8701 to induce exercise and receive gross cash proceeds of $4,240,977 (the “Original Warrants”). Of the 9,748,252 warrants 4,874,126 of them have a term of 5 years (“Series A Warrants”) and the remaining 4,874,126 have a term of 1.5 years (“Series B Warrants”). The Company issued 2,332,000 shares of common stock, held 2,532,126 shares in escrow until the investor’s beneficial ownership limitation allows for the transfer of the escrow shares. For the period ended September 30, 2024, the Company recorded a deemed dividend of $9,793 for the inducement to exercise and $6,185,231 for the grant of new warrants. The Company valued (a) the fair value of the warrants immediately before the re-pricing in the amount of $4,197,280, (b) the fair value of the warrants immediately after the re-pricing in the amount of $4,207,073, and (c) recorded the difference as deemed dividend in the amount of $9,793. The warrants were valued using the Black-Scholes option pricing model using the following terms: a) fair value of common stock of $0.8701, b) exercise price of $1.45 before re-pricing, c) exercise price of $0.8701 after re-pricing, d) term of 4.26 years, e) dividend rate of 0%, and f) risk free interest rate of 3.55%. Regarding the valuation of the 9,748,252 new warrants (and the recognition of a deemed dividend of $6,185,321) the following terms were used: a) fair value of common stock of $0.8701, b) exercise price of $0.95, d) terms of 5 years for the Series A Warrants and 1.5 years for the Series B Warrants, e) dividend rate of 0%, and f) risk free interest rate of 3.55% for the Series A Warrants and 3.57% for the Series B Warrants.

As of September 30, 2024, there were 13,432,506 warrants outstanding and 8,558,380 warrants exercisable with 13,419,172 warrants having expiration dates from October 2024 through October 2029 and 13,334 warrants with no expiration date.

A summary of the Company’s warrant activity for the nine months ended September 30, 2024 and the year ending December 31, 2023 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, January 1, 2023	4,194,236	$8.31	5.04	$2,562,621
Granted	7,524,933	1.65	5.13	-
Forfeited	-	-	-	-
Exercised	(3,152,386)	-	-	-
Expired	(5,307)	-	-	-
Balance Outstanding, December 31, 2023	8,561,476	$3.91	4.64	$18,801
Granted	9,748,252	0.95	3.24	-
Forfeited	-	-	-	-
Exercised	(4,874,126)	-	-	-
Expired	(3,096)	-	-	-
Balance Outstanding, September 30, 2024	13,432,506	$2.64	3.28	$11,681
		-	-	-
Exercisable, September 30, 2024	13,432,506	$2.64	3.28	$11,681

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

The Company disaggregates revenue by country to depict the nature and economic characteristics affecting revenue.

The following table presents our revenue disaggregated by country for the three months ended:

Country	September 30, 2024	September 30, 2023
Croatia	$107	14,159
Cyprus	16,519	72,754
Bulgaria	25,507	-
Greece	12,247,597	12,544,643
USA	-	210
Ireland	-	1,417
UK	121,318	190,614
Total	$12,411,048	$12,823,797

The following table presents our revenue disaggregated by country for the nine months ended:

Country	September 30, 2024	September 30, 2023
Croatia	$19,370	14,159
Cyprus	89,064	141,402
Bulgaria	43,849	-
Greece	39,385,730	36,041,012
USA	-	504
Ireland	-	1,417
UK	664,225	1,338,509
Total	$40,202,238	$37,537,003

NOTE 17 – SUBSEQUENT EVENTS

On November 6, 2024, the Company received a non-compliance letter from Nasdaq for its failure to maintain a minimum bid price of 1.00 per share for thirty consecutive business days in accordance with Nasdaq Listing Rule 5550(a)(2). The Company has one hundred eighty calendar days from November 6, 2024, to regain compliance by the closing bid price of the Company’s common stock being at least $1.00 per share for ten consecutive business days. In the event the Company cannot otherwise regain compliance with the listing rule, it intends to effect a reverse stock split to regain compliance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Available Information

The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2023 (“Form 10-K”) and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

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

Results of Operations

Three and Nine Months Ended September 30, 2024 and 2023

Revenue and net loss

The Company had revenue of $12,411,048 and $12,823,797 (a decrease of 3.22%) for the three months ended September 30, 2024 and 2023, respectively and $40,202,238 and $37,537,003 (an increase of 7.10%) for the nine months ended September 30, 2024 and 2023, respectively. Revenue increased overall, compared to the prior periods, and the increase in the nine-month period is mainly attributed to the wholesale revenue stream which was further increased with the enhancement of the overall customer base (acquisition of Bikas and other customer bases from smaller wholesalers). The revenue decrease in the three-month period relates to CANA’s decreased revenue for the period due to a few delays in the production process and Decahedron’s decreased sales of nutraceutical products. Management evaluates that both subsidiaries will rebound and increase their revenue in the fourth quarter of 2024. The Company had a net loss of $2,182,534 on revenue of $12,411,048 versus a net loss of $3,415,077 on revenue of $12,823,797 for the three months ended September 30, 2024 and 2023, respectively and net loss of $6,639,935 on revenue of $40,202,238 versus a net loss of $4,790,597 on revenue of $37,537,003 for the nine months ended September 30, 2024 and 2023, respectively. The increase in net loss for the nine-month period ended September 30, 2024 compared to the 2023 period of $1,849,338 was due to the extraordinary 2023 items such as the gain on debt extinguishment of $1,910,770 and the bargain purchase gain of $1,633,842. The decrease in net loss for the three-month period ended September 31, 2024 compared to the three-month period ended September 31, 2023 is mainly attributable to significantly higher general and administrative costs in the 2023 period, which include material provisions relating to allowances on trade and other receivables and other tax related provisions.

Cost of Goods Sold

The Company had costs of goods sold of $11,204,186 versus $11,609,039 (a decrease of 3.49%) for the three months ended September 30, 2024 and 2023, respectively and $36,894,502 versus $34,418,334 (an increase of 7.19%) for the nine months ended September 30, 2024 and 2023, respectively. The increase in the cost of goods sold in the nine month period is a consequence of the increased sales and the equivalent decrease in the three month period is also in accordance with the decreased revenue.

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

Gross Profit

The Company had gross profit of $1,206,862 versus $1,214,758 (a decrease of 0.65%) for the three months ended September 30, 2024 and 2023, respectively and $3,307,736 versus $3,118,669 (an increase of 6.06%) for the nine months ended September 30, 2024 and 2023, respectively. The increase in gross profit for the nine-month period is attributable to the inclusion of CANA’s pharma manufacturing stream which attributes high gross margins, whereas it was merely included for three months in the equivalent 2023 period (acquisition was dated on June 30, 2023). The gross profit was relatively stable between the three-month period ended September 30, 2024 and 2023.

Operating Expenses

The Company had general and administrative costs of $1,782,957 and $2,573,414, salaries and wage expenses of $1,317,782 and $1,252,680, sales and marketing expenses of $41,848 and $157,435 and depreciation and amortization expense of $304,139 and $248,530 for a loss from operations of $2,239,864 and a loss from operations of $3,017,301 for the three months ended September 30, 2024 and 2023, respectively. The operating expenses decreased by 18.56% for the three-month period ended September 30, 2024, mainly derived from the decrease in general and administrative costs. They decreased by 30.72% due to the significant provisions for bad debt allowances and other tax liabilities recorded in 2023. The salaries and wages increased by 5.2% which is mainly attributable to the addition of CANA and the corresponding payroll costs, once all employees remained with the Company following its acquisition on June 30, 2023. The increase in depreciation and amortization expense for the three-month period ended September 30, 2024 of $55,609 (22.38%) is in accordance increase in intangible assets (mainly attributable to the purchase of pharmaceutical licenses in December 2023).

For the nine months ended September 30, 2024 and 2023, the Company had general and administrative costs of $4,591,620 and $6,662,579, salaries and wage expenses of $4,030,823 and $3,279,803, sales and marketing expenses of $326,291 and $942,759 and depreciation and amortization expense of $937,000 and $478,466 for a loss from operations of $6,577,998 and a loss from operations of $8,244,938, respectively. The significant increase in salaries and wages of $751,020 (22.9%) is due to CANA’s inclusion in the group for the whole nine-month period ended September 30, 2024 whereas it was consolidated for three months in the comparative period. The 95.83% increase in depreciation and amortization expense for the nine-month period ended September 30, 2024 is attributable to increased depreciation expense charged for Cosmofarm’s and CANA’s wholly owned facilities (acquired in April and June 2023 respectively) as long as the amortization expense for the pharmaceutical licenses acquired in December 2023.

Other Income (Expense)

The Company had interest expense related to notes payable and lines of credit of $181,429 and $151,274 versus $692,547 and $529,782 for the three and nine months ended September 30, 2024 and 2023, respectively. The increase in interest expense of 19.93% and 30.72% for the three and nine months ended September 30, 2024 and 2023 respectively, contrary to the overall decrease in notes payable and lines of credit balances for the equivalent periods, is mainly attributable to the increased floating rates of the Company’s facilities in 2024 (Euribor, Libor and Euro Short Term rate).

Interest income amounted to $101,236 and $309,031 versus $110,596 and $555,281 for the three and nine months ended September 30, 2024 and 2023, respectively and the decrease is attributable to both the decreased outstanding balances of the Company’s Loans Receivable and Loans Receivable from related parties and the fact that the Company had interest income arising from treasury bills in the 2023 comparative periods.

The other income, net recorded in the 9-month period ended September 30, 2024, of $160,598 mostly relates to write-offs of liabilities of our dormant subsidiary Cana Laboratories Holdings (Cyprus) Limited (“Cana”) arising from the past which had no substance and thus written off. The corresponding other expense and other income amounts in the three-month periods ended September 30, 2024, and 2023 of $1,921 and $14,404, respectively, primarily relate to prior period income/(expenses) of the Greek subsidiaries.

Additionally, a gain on debt extinguishment relating to the write-off of a share settled debt obligation and the forgiveness of a notes payable balance for a total gain of $1,911,476 was recorded in the nine months ended September 30, 2023. Finally, the Company has recorded a bargain purchase gain of $1,633,842 for the nine months ended September 30, 2023. The bargain purchase gain recorded is solely arising from the gain recognized upon acquisition of Cana. No equivalent extraordinary items were included in the three and nine-month periods ended September 30, 2024.

Foreign currency translation adjustment, net and total comprehensive gain/loss

The Company had a foreign currency translation adjustment gain of $747,879 and a foreign currency translation adjustment loss of $27,988 versus losses of $890,645 and $470,994, attributable to the positive movement of the exchange rates during the three months ended September 30, 2024, respectively, and a net comprehensive loss of $7,629,679 and $12,862,947 versus a loss of $4,254,902 and $5,276,644 for the three and nine months ended September 30, 2024 and 2023, respectively. The increase in comprehensive loss in the three and nine months ended September 30, 2024 mostly derives from the deemed dividends of $9,793 for the inducement to exercise the warrants exercised on September 26, 2024 and $6,185,231 for the grant of new warrants (200% of the ones exercised). For more details regarding the warrant transaction and the deemed dividends recorded please refer to Note 15.

Liquidity and Capital Resources

As of September 30, 2024, the Company had working capital of $11,027,653 compared to $12,285,310 as of December 31, 2023.

The Company had cash and cash equivalents of $3,314,845 versus $3,833,195 as of September 30, 2024 and December 31, 2023, respectively. The Company had net cash used in operating activities of $3,883,215 and $16,587,726 for the nine months ended September 30, 2024 and 2023, respectively. The Company has devoted substantially all of its cash resources to expand through organic business growth and has incurred significant general and administrative expenses in order to enable the financing and growth of its business and operations. The decrease is attributable to the significant working capital outflows in 2023, when the company utilized the proceeds from 2022 equity offerings to repay its significant outstanding liabilities in addition to providing prepayments to certain suppliers.

The Company had net cash used provided by investing activities of $206,971 and net cash used in investing activities $10,399,264 during the nine months ended September 30, 2024, and 2023, respectively. For the nine months ended September 30, 2023, the net cash used in investing activities was mainly attributable to the outflow of consideration transferred through the Cana acquisition, the purchase of ZipDoctor Inc, the purchase of Bikas customer base, the purchase of a list of pharmaceutical licenses, the purchase of Cosmofarm’s warehouse facilities and the advances provided for the purchase of the facilities in Montreal, Canada from the parent company.

The Company had net cash provided by financing activities of $3,426,621 versus $8,401,750 during the nine months ended September 30, 2024, and 2023, respectively. For the nine months ended September 30, 2024, the Company received proceeds from lines of credit of $18,831,043 and payments of lines of credit of $19,504,594, for a net decrease on the lines of credit of $673,551. The significantly higher inflows arising from financing activities in 2023 was mainly attributable to the receipt of the $4,750,107 subscription receivable, due from December’s 2022 offering. However, the Company repaid $1,494,867 of the outstanding notes payable during the nine-month period ended September 30, 2023, versus $814,267 of debt repayments within the nine-month period ended September 30, 2024 whilst having proceeds from notes payable of $434,797 versus $1,059,300 for the nine month periods ended September 30, 2024 and 2023 respectively. During the nine-month period ended September 30, 2024, the Company raised additional equity funds through two Prospectus Supplements to its Registration Statement on Form S-3 (No. 333-267550) filed with the SEC on February 29 and March 7, 2024. More specifically, the Company sold 901,488 shares of common stock for gross proceeds of $649,039. Additionally, the Company received gross proceeds from the exercise of a number of its outstanding warrants pursuant to the warrant inducement transaction occurred on September 26, 2024 of $4,240,977.

We anticipate using cash in our bank account as of September 30, 2024, cash generated from debt or equity financing, from investing activities or from management loans to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we may lose the qualification for quotation and our securities would no longer trade on Nasdaq Capital Market. Further, as a consequence we would fail to satisfy our reporting obligations with the Securities and Exchange Commission (“SEC”), and investors would then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the continuation of the Company as a going concern. For the nine months ended September 30, 2024, the Company had revenue of $40,202,238, net loss of $6,639,935 and net cash used in operations of $3,883,215. Additionally, as of September 30, 2024, the Company had positive working capital of $11,027,653, an accumulated deficit of $104,479,692, and stockholders’ equity of $34,976,599. It is the management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing.

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

Management’s plans include expansion of brand name products to the market, expanding the current product portfolio, and evaluating acquisition targets to expand distribution. Furthermore, the Company intends to vertically integrate the supply chain distribution network. During the period up to the issuance of this report the Company has signed multiple distribution agreements for its SPL products in Europe and Asia and a variety of contract manufacturing agreements though its subsidiary, CANA. Finally, the Company plans to further access the capital markets in order to raise additional funds through equity offerings. More specifically, up to the issuance of its consolidated financial statements for the nine months ended September 30, 2024, the Company has sold 901,488 shares of common stock for net proceeds of $629,426 through two Prospectus Supplements to its Registration Statement on Form S-3 (No. 333-267550) filed with the SEC on February 29 and March 7, 2024. Management will also consider postponing the repayment of its outstanding Trade Facility ($1,588,163 balance as of September 30, 2024), intends to make substantial efforts to receive additional debt financing through its subsidiary, Cosmofarm SA, and plans to raise additional equity funds through utilizing its outstanding warrants. Following such efforts, on September 26, 2024, the Company entered into a Warrant Inducement Letter with an investor pursuant to which the Company issued 9,748,252 new warrants and reduced the exercise price of 4,874,126 warrant shares from $1.45 to $0.8701 to induce exercise and receive gross cash proceeds of $4,240,977 and on July 29, 2024 the Company’s subsidiary Cosmofarm SA entered into an agreement with a third-party lender in the principal amount of €400,000 ($432,760). The Company additionally plans to file with the U.S. SEC a registration statement on Form S-1 for an offering of up to $7.5 million by the end of November 2024. Moreover, the Company’s management is considering postponing certain repayments of suppliers and creditors. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described herein and eventually secure other sources of financing and attain profitable operations.

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

Sky Premium Life®: We are selling Sky Premium Life products in an increasing number of countries through pharmacies, retail chains, and online platforms. Among our prominent retailers is Holland & Barrett, with over 1,600 stores in 18 countries across the world, it is not only Europe's largest health and wellbeing retailer but also one of the world's largest, generating about $1 billion in annual revenue. Additionally, our products are available online through platforms like eBay and Amazon in the UK, Canada, the US, Germany, France, Spain, and Singapore. We are investing in our infrastructure, expanding our production capacity to accommodate increasing volumes, accelerating our efforts to broaden our distribution network, and planning to penetrate new major markets. This is boosted by strategic collaborations like the one announced with C.A. PAPAELLINAS Group, a market leader with an extensive distribution network throughout Cyprus. PAPAELLINAS will represent and distribute Sky Premium Life, not only in Holland & Barrett stores but also in pharmacies throughout Cyprus.

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

Off Balance Sheet Arrangements

As of September 30, 2024, there were no off-balance sheet arrangements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no changes since the filing of the Company’s Form 10-K for the year ended December 31, 2023 and Form 10-Q for the quarter ending June 30, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. Previously reported on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the nine months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Cosmos Health Inc.

Date: November 14, 2024	By:	/s/ Grigorios Siokas
Grigorios Siokas
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Georgios Terzis
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

