Form 10-K
period 2024-12-31
Cosmos Health Inc.
filed 2025-04-15
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to $1.04, the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $16,560,581 as of June 30, 2024.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 27,284,658 as of April 15, 2025.

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

PART I

Item 1. Business

The Company

Cosmos Health Inc. was incorporated in 2009 in Nevada and is a diversified, vertically integrated global healthcare group, owner of proprietary pharmaceutical and nutraceutical brands, generics, manufacturer and distributor of healthcare products, engaged in research & development of innovative medicines and repurposing drugs as well as operator of a telehealth platform.

As a global company we are harnessing our expertise and stepping up innovation to continue the momentum behind the discovery, delivery, and expanded development of modern pharmaceutical and nutraceutical products.

Our Markets

We operate in the healthcare sector and particularly in the Pharmaceutical and Nutraceutical businesses. We cover vertically several process phases within the abovementioned sectors, such as research & development, manufacturing, marketing, sales and distribution of products and services. More specifically, we operate in generic medicines, nutraceuticals, biocides, medical devices, novel oncology drugs, drug repurposing and telehealth services.

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

According to a study published by Towards Healthcare, the global generic drugs market was valued at $424.98 billion in 2024 and is projected to reach $874.63 billion by 2033, representing a Compound Annual Growth Rate (CAGR) of 8.35% throughout the forecasted period. The rise in patent expiration, increasing demand for cost-effective and efficient medicines and less complex approval process for generics drive the market growth.

The global nutraceuticals market size is calculated at USD 591.15 billion in 2024, grew to USD 636.31 billion in Q1 2025, and is projected to reach around USD 1,234 billion by 2034. The market is expanding at a CAGR of 7.64% between 2025 and 2034. This indicates a growing interest in products that promote wellness and help prevent illness. This shift towards focusing on preventive health is driving an increase in market demand.

According to the Towards Healthcare study, the global obesity & weight management market size is calculated at USD 163.13 billion in 2024 and is expected to be worth USD 362.1 billion by 2034, expanding at a CAGR of 8.3% from 2024 to 2034, driven by the increasing prevalence of obesity and its associated health risks, including diabetes, hypertension, and orthopedic conditions.

According to Future Market Insights, the global hospital disinfectant products and services market size is expected to reach $75.6 billion in value by 2033. This reflects a compound annual growth rate (CAGR) of 7.7% during the forecast period, with the EU and UK market playing a significant role.

According to Fortune Business Insights, the global oncology drugs market size was valued at USD 201.75 billion in 2023 and is projected to grow from USD 220.80 billion in 2024 to USD 518.25 billion by 2032, exhibiting a CAGR of 11.3% during the forecast period (2024-2032).

The global drug repurposing market size is anticipated to reach USD 30.1 billion by 2028, up from USD 24.5 billion in 2021, reflecting a CAGR of 2.9% over the 2022-2028 period. Drug repurposing, often referred to as re-profiling, is the process of identifying new therapeutic applications for approved and marketed drugs that have already been through safety and efficacy testing and has emerged as a key strategy by the vast majority of pharmaceutical and biopharmaceutical companies to fuel significant business expansion. Notably, between 2007 and 2009, 30-40% of all biologics approved in the U.S. were either repurposed or repositioned drugs.

Growth Strategy

Our main strategy initiative is focused on continuing our progress in becoming a global healthcare company through the development of a lean, efficient and vertically integrated operating model, as well as, to expand our portfolio of our own branded nutraceutical and pharmaceutical products, grow our customer base and achieve our growth stabilization in this new market and gain an adequate size in the global pharmaceutical market. We are committed to serving our customers while continuing to innovate and provide products that make a difference in the lives of individuals. We strive to maximize our shareholders’ value by adapting to market realities and customer needs. Our strategy involves the enhancement of our manufacturing capacities and building a multinational network or wholesalers, distributors, and pharmacies and simultaneously continuing to expand the portfolio of innovative products that we distribute to that network.

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

In 2024, we continued to execute on the core elements of our “Growth Strategy”, which remains as follows:

-

High Marking Segments: delivering on our growth areas and high-margin segments, we continued to show strong performance of our key proprietary brands such as Sky Premium Life® (“SPL”), Mediterranation® and C-Sept® / C-Scrub® with launches into new fast growing geographical regions.

-

Generic Pharmaceuticals: focusing on our generic medicines’ capital with a view on a global commercial reach, focused portfolio and pipeline footprint, we continued to optimize our generics business and build a strong pipeline that will allow us to leverage our assets, know-how and sales network.

-

Manufacturing of Pharmaceuticals: directing our manufacturing business by optimizing our production facilities and establishing a global footprint in the pharmaceutical fields of contract manufacturing organization (CMO) and contract development and manufacturing organization (CDMO).

-

Global Networks, leveraging our extensive global network to access new markets and business segments, amplifying our reach and impact. We aim to expand and consort our sales distribution networks of our proprietary brands through strategic agreements in new regions and territories, such as the UAE and other GCC countries, Eastern Europe etc., while strengthening our market share in core markets.

-

Corporate Reorganization: through vertical integration and efficiency, a corporate reorganization is underway to streamline costs and enhance asset and resource utilization through the integration of business units. A key component of this plan is to achieve operational efficiencies and economies of scale through organic growth and a cost optimization initiative aimed at significantly reducing recurring operating expenses and while maintaining the Company's growth outlook.

-

Innovation: stepping up innovation through taken steps to deliver innovative products pipeline, by accelerating our R&D efforts on IP-driven products such as the CCX0722 obesity and weight management pill, CCDL24 an innovative treatment for gastrointestinal disorders, CNS, Prostate, Ovarian and Colorectal cancer treatments. Finally, our recently acquired AI-driven drug repurposing platform “Cloudscreen®”, aims to address major health challenges in various treatment areas.

We have made several strategic acquisitions of companies, products and technologies to complement our internal growth and expertise. These acquisitions have strengthened our core product technology infrastructure by providing additional manufacturing, marketing, and research and development capabilities, including the ability to manufacture our products, other product components and services.

Product Portfolio

Our product portfolio includes generics and over-the-counter (“OTC”) pharmaceutical products, innovative medicines, as well as nutraceuticals and biocides. This structure enables strong alignment and integration between manufacturing, operations, commercial regions, research & development and our global marketing and portfolio function, optimizing our product lifecycle across therapeutic areas and physical wellbeing.

Generic Medicines:

Generic medicines are the chemical and therapeutic equivalents of originator medicines and are typically more affordable in comparison to the originator’s products. Generic medicines are required to meet similar governmental requirements as their brand-name equivalents, such as those relating to current Good Manufacturing Practices (“GMP”), manufacturing processes and health authorities’ inspections, and must receive regulatory approval prior to their sale in any given country. Generic medicines may be manufactured and marketed if relevant patents on their brand-name equivalents (and any additional government-mandated market exclusivity periods) have expired.

We develop, manufacture and sell generic medicines in a variety of dosage forms, including tablets, capsules, liquids, ointments and creams.

Our portfolio of generic medicines includes: 1) ASTO-CHOL (Pravastatin); 2) Diorium (Omeprazole); 3) HEART-FREE (Clopidogrel); 4) the LIPICHOL (Atorvastatin); 5) Miltus (Donepezil); 6) Newzypra (Olanzapine); 7) the PNEUMO-KAST (Montelukast); 8) Sahar (Pioglitazone); 9) VIVALCID (Leucovorin); and 10) the Diabit-is  (Sitagliptin). The table below presents all the generics, the medication uses purpose and the active ingredient of each product:

Drug	Purpose	Active Ingredient
ASTO-CHOL 40mg / ASTO-CHOL 20mg	Cholesterol	Pravastatin
Diorium 20mg	Stomach issues	Omeprazole
HEART-FREE 75mg	Heart-related issues	Clopidogrel
LIPICHOL 20mg / LIPICHOL 40mg	Cholesterol, Heart-related issues	Atorvastatin
Miltus 5mg / Miltus 10mg	Alzheimer's disease	Donepezil
Newzypra 5mg / Newzypra 20mg	Mood disorders, Psychosis	Olanzapine
PNEUMO-KAST 5mg / PNEUMO-KAST 4mg / PNEUMO-KAST 10mg	Asthma	Montelukast
Sahar 45mg / Sahar 30mg	Blood sugar	Pioglitazone
VIVALCID 25mg / VIVALCID 30mg	Cancer drug effects	Leucovorin
Diabit-is 50mg / Diabit-is 100mg	Type 2 diabetes	Sitagliptin

Nutraceuticals

Nutraceuticals is referring to a broad range of products derived from food sources that provide health benefits in addition to their basic nutritional value. While nutraceuticals are not classified as drugs, they are often used for their therapeutic effects in a manner similar to pharmaceuticals.

Our proprietary nutraceutical brands are Sky Premium Life® (“SPL”) and Mediterranation®. Our portfolio currently includes around 165 SKUs and more specifically product codes such as Vitamins and Minerals, Amino Acids, Botanical and other Herbal extracts used for health prevention and care needs.

Our products are classified into two main categories, “Products per Benefit” and “Products per Nutrient” as follows:

Products per Benefit	Products per Nutrient
General Wellbeing	Vitamins & Multivitamins
Immunity – Immune System Health	Minerals
Cardiovascular Health	Amino-acids
Bones & Joints	Herbal Extracts
Men’s Health	Specialized Formulas
Women’s Health	Others
Beauty (Skin-Hair-Nails)
Digestive Health – GI Health
Brain Health – Memory & Focus
Energy
Sports & Fitness
Mood, Stress & Sleep
Detoxification – Liver Health
Urinary System Health

Biocides

Our proprietary portfolio of branded biocides and antiseptic soaps comprises of our brands C-Sept® and C-Scrub®. The biocide C-Sept Pro 2% has a broad-spectrum antimicrobial formulation that combines 76% Isopropyl Alcohol and 2% chlorhexidine digluconate as active substances. On the other hand, our antiseptic soap, C-Scrub Wash 4% CHG, contains chlorhexidine digluconate as its active antiseptic substance, which is approved by the World Health Organization for human use. The broad antimicrobial spectrum of C-Scrub Wash 4% CHG encompasses Gram-positive and Gram-negative microbes, fungi, and viruses, and its efficacy has been demonstrated in numerous published clinical studies. C-Scrub Wash 4% CHG significantly reduces bacterial load on the skin with long lasting.

Other Pharmaceutical Products:

Our portfolio of other pharmaceutical products includes brands such as:

-	Melatonin Spray®;

-	Otikon™; and

-	Bio-bebe®.

Melatonin Spray®, is recommended for addressing insomnia and jet lag, offering a peaceful sleep. It is manufactured using nanonemulsification technology and primarily contains melatonin, a lipophilic molecule. To increase the absorption of such molecules, nanoemulsification is one of the most effective methods. The absorption of the ingredient increases proportionally with the reduction of the micelle diameter. The diameter of a nanoemulsion micelle ranges between 50 and 300nm.

Otikon™ ear drops, is a class II medical device in the form of ear drops for spray application and contains natural ingredients used to relieve ear pain, remove excess ear wax (cerumen) and improve hearing. The efficacy and safety of Otikon™ ear drops, or naturopathic drops, has been studied in children with ear pain associated with otitis media. Among other ingredients, it contains olive oil, mullein olive oil extract (Verbascum Thapsus), marigold oil extract (Calendula officinalis), St. John’s wort oil extract (Hypericum perforatum) and lavender oil (Lavandula officinalis).

Bio-bebe® is an organic infant care and nutrition brand. All product lines are made exclusively of 100% organic, high-quality ingredients, and are produced with minimal environmental impact. The range includes a variety of baby foods such as organic powder milk, pear, carrot and banana purée, pasta with minced meat, whole grain rice cereals, whole grain cereal porridges and organic rice creams with vanilla milk. Additional brand extensions include baby cosmetics, liquid dish soaps and detergents.

In line with our growth strategy, we are constantly evaluating and optimizing our products portfolio, including through the sale of certain product rights in our operating or entering areas.

Below is an analysis per category of our inventory as of December 31, 2024:

Product Categories	Balance as of December 31, 2024($)	Percentage of total Inventory
Pharmaceuticals	3,113,558	66.42%
Parapharmaceuticals	987,214	21.06%
Manufacturing products	40,588	0.87%
Raw materials	226,500	4.83%
Dairy products	21,320	0.45%
Veterinary medicine	995	0.02%
Other	297,565	6.35%
Less provisions	(332,375)
Total	4,355,365	100%

Business Offerings

Manufacturing

By being licensed under European Good Manufacturing Practices (GMP) and certified by the European Medicines Agency (EMA), we are competent to produce our own pharmaceutical products as well as ramping up revenue generation from manufacturing to third parties. Our facilities can accommodate a wide range of pharmaceuticals products in the form of tablets, capsules, syrups, nasal sprays, creams, gels, ointments and a broad range of other products such as nutraceuticals, cosmetics, biocides, and medical devices.

Full Line Wholesaler

As a full line pharmaceutical wholesaler, we distribute a comprehensive range of pharmaceutical products, including prescription medications, over-the-counter (OTC) drugs, medical devices, food supplements, nutraceuticals, cosmetics and other healthcare products, to various businesses within the healthcare sector such as retail pharmacies, hospitals, private clinics and other wholesale pharmaceutical distributors.

We utilize the latest technology in pharmaceutical storage and retrieval systems to ensure the quality and accuracy of its distribution. Our facility utilizes robotic technologies such as ROWA™ and SSI SCHAEFER A-Frame to automate our processes in the inventory management, procurement, order execution and tracking. Therefore, we achieve a zero-error rate, faster order picking, automated order picking process, higher cost-efficiency. We stay in the forefront of quality assurance and accuracy by investing in the most innovative machinery and software available to pharmaceutical distributors.

We provide telehealth services through ZipDoctor, which is a direct-to-consumer subscription-based telemedicine platform that provides its customers affordable, unlimited, 24/7 access to board certified physicians and licensed mental and behavioural health counsellors and therapists. ZipDoctor’s online telemedicine platform is available to customers across the United States and offers English and Spanish coverage with virtual visits taking place either by telephone or through a secured video chat platform.

Drug Repurposing

Cloudscreen® (Cloudscreen) is a multimodal platform for drug repositioning and repurposing. It integrates both 1D and 3D data types into its AI algorithm, which thoroughly analyzes the druggable proteome and variome, offering accurate predictions for repurposing of existing drugs toward new indications. The platform is accompanied by in vitro validation for both toxicity and effectiveness.

Finding new therapeutic applications for previously researched drugs can offer patients quicker access to novel treatments. Such a strategy not only benefits developers by reducing time and costs but also retains the original IP protection. Especially for high-cost conditions like cancer, exploring anti-cancer potentials in a vast array of off-patent drugs, which have already established their safety profiles, is a powerful tactic preferred by most leading pharmaceutical enterprises.

We have built on promising preclinical discoveries, predictive insights, and simulations generated by Cosmos Health's AI-powered Cloudscreen® drug repurposing platform. Recent in vitro studies have validated the therapeutic potential of a repurposed marketed drug for both indications, with inventors establishing a novel mechanism of action unique to each of the following disease. For instance:

-

Multiple sclerosis (MS) is a chronic autoimmune disorder that affects the central nervous system, leading to a broad spectrum of symptoms and potentially significant disability. According to the Atlas of MS, the global prevalence of MS has increased from 2.3 million individuals in 2013 to 2.9 million in 2023.

-

Gliomas are a diverse group of primary brain and spinal cord tumors originating from glial cells. In oncology, gliomas account for approximately 30% of all central nervous system tumors and about 80% of all malignant brain tumors.

-

Hematologic malignancies encompass a diverse group of cancers affecting the blood, bone marrow, and lymphatic system, including leukemia, lymphoma, and multiple myeloma. These diseases account for a significant portion of cancer diagnoses worldwide, with varying incidence rates across different regions.

Our patent application for multiple sclerosis was filed under application number N2039644, while the application pertaining to glioma was submitted under number N2039647. Additionally, a third application, focusing on hematologic malignancies including multiple myeloma was filed under number N2039645. All three applications were officially filed on February 10, 2025.

These advancements build on promising preclinical discoveries, predictive insights, and simulations generated by Cosmos Health's AI-powered Cloudscreen drug repurposing platform. Recent in vitro studies have validated the therapeutic potential of a repurposed marketed drug for both indications, with inventors establishing a novel mechanism of action unique to each cancer type.

Research & Development

Our R&D activities are focused on novel medicines development activities that are World Intellectual Property Organization (“WIPO”) patented. Specifically, they includes preclinical assessment (including toxicology, pharmacokinetics, pharmacodynamics and pharmacology studies), clinical development (including pharmacology and the design, execution and analysis of global safety and efficacy trials), as well as regulatory strategy to deliver registration of our pipeline products. We develop novel innovative medicines in our core therapeutic and disease focus areas, such as CNS cancer, prostate, ovarian and colorectal cancer, and finally obesity and weight management.

In line with our growth strategy and our focus on internal growth that leverages our R&D capabilities, we have entered, and expect to pursue, in-licensing, acquisition, collaboration, funding and other partnership opportunities to supplement and expand our existing pipeline.

Obesity & Weight Management (CCX0722)

By employing novel amino acid-based cross-linkers, a series of water-absorbent polymeric networks, known as superabsorbent hydrogels (SAHs), our obesity product, CCX0722, has emerged as promising candidates for weight management and obesity. Spatial fillers are hydrophilic biopolymer grids capable of absorbing and retaining large amounts of water or biological fluids. CCX0722 is expected to reduce food intake by increasing satiety and reducing appetite. The product is being optimized in terms of its physicochemical properties and its effects on gut microflora through a series of in vitro studies and simulations

We are currently finalizing the scale-up production phase of CCX0722, paving the way for human clinical trials and targeting a market launch in the first or second quarter of 2026. Building on the successful completion of pilot production and previous development milestones, the Company is now actively engaging with contract research organizations (CROs) to complete the technical dossier, and clinical trials are set to be completed between the end of 2025 and the beginning of 2026. This strategic progress marks a critical step in positioning CCX0722 for regulatory submission and potential classification as a class III medical device.

CNS Cancer

We have acquired all rights arising from the patent filed with the WIPO under reference code PCT/EP2023/071865, related to CNS cancer treatment. The patent filing describes the repurposing of an existing drug to act on the Mucosa-associated lymphoid tissue lymphoma translocation protein 1 (MALT1), a key target in various diseases. This innovation proposes the use of the repurposed drug in addressing certain central nervous system (CNS) cancers, hematological cancers, allergic inflammation, and autoimmune diseases. Existing preclinical data are promising for the further development of these findings.

Prostate, Ovarian and Colorectal Cancers

The Company has secured buy-out rights and exclusive licensing for two patented anticancer drugs targeting, among others, prostate, ovarian, and colorectal cancers.

Both of these innovative anticancer therapies, developed through cutting-edge oncology research, are protected by international patents and set to commence Clinical Phase I trials. The first therapy is safeguarded by WIPO patent WO 2017/001439A1 and the second by WIPO patent WO 2018/011414 A1, with a focus on major markets such as the USA, EU, Canada, Japan, China, and Australia.

The innovation on the first novel drug development task provides novel hybrid esters of steroidal lactams and alkylating agents (LSEs, steroids that contain lactam group -NHC=O- into steroid ring/s conjugated with alkylating agents). The compounds are esters of steroidal lactams with derivatives of bis(2-chloroethyl) aminophenoxypropanoic acid. These compounds exhibit: 1. higher antitumor activity, 2. lower acute toxicity in comparison with non-lactam steroid alkylating esters and conventional alkylators.

Through the important cytotoxic anticancer activity against several human cancer cell lines and tumor systems in vitro and in vivo and their well-tolerated toxicity, these new molecules seems to hold a quite unique multi-targeting profile of biological and pharmacological effects on tumor cells, fairly different of the conventional and currently used anticancer drugs.

With regard to the status of the studies, they have been conducted for the lead molecules: in silico studies, in vitro and in vivo evaluation, in 38 human cancer cell lines and in 14 human cancer xenograft models, optimized drug synthesis, acute toxicity evaluation in mice, primary pharmacokinetic (PK) study in mice.

On the other hand, novel pharmacologically active 1,2,4-triazolo-[3,4-b]-1,3,4-thiadiazole derivatives (TADs) were prepared and tested in vitro and in vivo for multi-targeted anticancer activity. TADs demonstrated: (1) High cytostatic and cytotoxic activity against human cancer cell lines, in vitro. (2) High antitumor effects against human tumor xenografts in vivo. (3) Well tolerated systemic toxicity and relatively low acute toxicities, in vivo. (3) High effectiveness against cancer cells resistant to chemotherapeutics as, platinum complexes (cisplatin, carboplatin, oxaliplatin), doxorubicin, irinotecan, paclitaxel). (4) High activity against colon and pancreatic cancer cells that bear K-RAS and/or TP53 mutations. (5) High effectiveness against hormone refractory prostate cancer. (6) High effectiveness against hormone-therapy resistant breast cancer. (7) They induce strong inhibition of phosphorylation and activity of Topoisomerase IIa. (8) They induce strong inhibition of PI3K-AKT-mTOR signal transduction cellular pathway. (9) High activity against tumors that bear KRAS, BRAF, MEK1, PIK3CA mutations. (10) Very high effectiveness against cancer tumors that present defective mismatch repair system (dMMR) with high microsatellite instability (MSI-H). (11) They significantly enhance microsatellite instability in MSI-H cancer cells, as well as in MSI stable (MSS) cancer cells. (12) They trigger the expression of PDL-1 on cancer cells, inducing a dose dependent increment of 80-100% in 2-4 days after treatment. In silico computational and primary in vitro and in vivo studies confirm that TADs act as multi-targeted agents with a novel panel of pharmacological activity.

Studies have been conducted for the lead molecules: In Silico studies, in Vitro and in vivo evaluation (in 28 human cancer cell lines and in 10 human cancer xenograft models), Optimized drug synthesis, Acute toxicity evaluation in mice.

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

Customers

Through our subsidiaries, we primarily sell pharmaceutical products directly to pharmacies and a limited number of large wholesale drug distributors who, in turn, supply-sell the products to other wholesalers, hospitals, pharmacies, and governmental agencies across the European Union member state. No customer accounted for 10% or more of our total consolidated revenues during the years ended December 31, 2024 and 2023.

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

Geographic Markets

All of our revenues are generated from operations in the European Union and UK, or otherwise earned outside of the U.S. All of our foreign operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls, fluctuations in the relative values of currencies, political and economic instability and restrictive governmental actions. Our geographical market sales distribution of our total consolidated revenues during the years ended December 31, 2024 and 2023 are as follows:

	2024	2023
Greece	97.26%	94.67%
UK	1.56%	4.53%
Croatia	0.09%	0.05%
Bulgaria	0.12%	0.39%
UAE	0.63%	0.00%
Cayman Islands	0.00%	0.02%
Cyprus	0.34%	0.34%
Total	100.00%	100.00%

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

Information Systems

The Company operates its full-service wholesale pharmaceutical distribution facilities in Europe on one primary enterprise resource planning (“ERP”) system that provides for, among other things, electronic order entry by customers, invoice preparation and purchasing, and inventory tracking. We are currently making significant investments to enhance and upgrade our ERP system.

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

Research and Development

The Company entered into a Research & Development agreement with Doc Pharma S.A. on May 17, 2021. Under this agreement, Doc Pharma is responsible for the research, development, design, registration, copy rights and licenses of 250 nutritional supplements for the final products called Sky Premium Life®. More specifically, Doc Pharma is responsible for the product development and the Company has added 165 of such products codes in its portfolio as of December 31, 2024. The licenses purchased by Doc Pharma SA are capitalized and included in “Goodwill and intangible assets, net” of the Company’s Consolidated Balance Sheets as of December 31, 2024. Thus, no relevant R&D expense had been charged to the Company’s Consolidated Statements of Operations and Comprehensive Loss, concerning this agreement.

On June 25, 2022, the Company signed a research and development (“R&D”) agreement with a third party (CloudPharm PC), through which the Company assigned to the third party the development of new products and services in the field of health, focusing on the human intestinal microbiome. The project includes two phases. Phase 1 has a 20-month duration and its cost amounts to EUR 758,000 ($838,450) and phase 2, has a 22-month duration and a cost of EUR 820,000 ($907,084). The amount will be due and payable upon completion of the corresponding phases. The Company records the corresponding R&D expense based on the project’s progress, which is invoiced by the third party in the relevant period. For the 12-month periods ended December 31, 2024 and 2023, the Company incurred $0 and $164,859 of such costs respectively included in “Research and Development costs” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

On January 23, 2024, the Company completed the acquisition of Cloudscreen, a cutting-edge Artificial Intelligence (AI) powered platform. The acquisition is pursuant to a purchase agreement announced on October 11, 2023. Cloudscreen is a multimodal platform specialized in drug repurposing, a process that involves uncovering new target proteins or indications for existing drugs for use in treating different diseases. The total purchase price amounted to $637,080 incorporating both cash and stock consideration. The platform is included in “Goodwill and intangible assets, net” in the Company’s Consolidated Balance Sheets.

On December 3, 2024, the Company entered into a Research Study Agreement with the National Hellenic Research Foundation (“NHRF” or the “Contractor”) for an in vitro study supporting modifications to an existing invention. This study is conducted under a prior agreement between the Company, NHRF, and CloudPharm PC, originally signed on June 15, 2022. Under the agreement, while conducting the study, NHRF will ensure scientific rigor, provide periodic updates, and maintain confidentiality. Cosmos Health will supply the necessary documentation and support to the research. Ownership of the research protocol is shared among CloudPharm PC, NHRF and Cosmos Health, while NHRF retains control over its methodologies. NHRF is prohibited from publishing findings without Cosmos Health’s approval or using the study for any other purpose. The total contract value is €60,000 plus VAT, payable in three installments. For the 12-month period ended December 31, 2024, the Company incurred €15,000 ($15,743) in costs related to this agreement, which were recorded under “Research and Development costs” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

On December 6, 2024, the Company signed an Independent Contractor Agreement with a third-party contractor (the “Contractor”). The Contractor will provide oncology research and development services exclusively to the Company. The contract lasts three years (December 5, 2024 – December 5, 2027) and may be extended by mutual agreement. The Company may terminate the contract immediately for specific causes, including felony conviction, fraud, or loss of medical license. Either party may terminate the contract with a 30-day written notice. Certain compensation obligations will remain effective after termination. The monthly consideration to be paid to the Contractor is based on the commencement of the Clinical Trials (as defined in the agreement) and New Drugs Applications (as defined in the agreement) and additional cash and stock consideration is payable based on certain milestones. None of the milestones were met as of December 31, 2024, and thus the Company has incurred no expenses as of the end of the period.

On December 31, 2024, the Company signed an agreement with a related party, DocPharma SA (the “Licensor”), through which the Company obtained a royalty-bearing, exclusive worldwide license to actively commercialize the patents owned by the Licensor, through research and preclinical and clinical trials for the useful life of the patents, or for 20 years, whichever is longer. The patents, filed in 2016 and 2017 respectively, cover innovative treatments for cancer. The terms of the agreement include an initial payment of EUR 500,000 due by the end of 2024, followed by fixed annual payments of EUR 350,000 during the five-year Start-Up Term from 2025 to 2030. After the Start-Up Term, the Company will pay an 1.5% royalty on annual net sales of licensed products covered by an issued patent. Moreover, the Company retains an optional buy-out right for a total amount of EUR 7,500,000, which can be exercised with a 60 day-notice and a 60-day close period. The Company also has the right to sublicense the patents. For the 12-month period ended December 31, 2024, the Company incurred EUR 500,000 ($517,550) in royalties concerning this agreement, which were included in “Research and Development costs” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Distribution & Trade Agreements

On July 1, 2021, the Company’s subsidiary, SkyPharm SA, entered into an exclusive distribution agreement with a company based in Germany (“Distributor A”), whereas SkyPharm appointed Distributor A to be the responsible partner for the distribution, promotion, trade marketing, logistics and sale of the nutraceuticals manufactured and supplied by SkyPharm (Sky Premium Life®), in the territories of Austria and Germany. Distributor A places purchase orders with SkyPharm at the company’s address and a purchase order is necessary to initiate any shipment.

On July 7, 2021, SkyPharm SA signed a trade agreement with a company specializing in e-commerce mall advice and operation (“Distributor B”). Based on the agreement, SkyPharm sells its own branded products Sky Premium Life® to final consumers through the e-commerce store opened by Distributor B on Tmall International MALL and Distributor B provides platform operation services to SkyPharm. The services provided by Distributor B include mall construction, mall operation and network promotion, along with collection, settlement, customer service, logistics and distribution.

On November 25, 2021, SkyPharm SA signed a trade agreement with a wholesaler which operates in the storage, distribution, trading and promotion of pharmaceutical products (“Distributor C”). Based on the agreement, Distributor C is appointed as the exclusive representative for the promotion and distribution of our proprietary nutraceutical products Sky Premium Life® in Greece.

During July 2021, the Company’s subsidiary Decahedron Ltd created a distribution page on Amazon UK, through which it sells, advertises and promotes our own proprietary branded nutraceutical product line Sky Premium Life®, directly to final consumers.

On September 22, 2022, the Company entered into a distribution agreement with a third party in order to become the distributor of Monkeypox Virus Real-Time PCR Detection Kits. Cosmos has exclusive distribution rights for Greece and Cyprus, with the opportunity to distribute the test kits across Europe on a non-exclusive basis.

On June 27, 2024, the Company signed an exclusive distribution agreement (the “Agreement”) with Pharmalink for its Sky Premium Life products in the UAE. As part of the Agreement, Pharmalink will be responsible for all key functions, including sales and marketing, regulatory affairs, logistics, supply, and distribution of Sky Premium Life® products in the UAE. Cosmos Health has secured its first purchase order from Pharmalink for 130,000 units and anticipates receiving orders of more than 500,000 units in the first year and in excess of 3,000,000 units over the next five years.

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

Employees & Human Capital

As of December 31, 2024, we had 149 full-time employees in total, of which 15 engaged in sales department, seven in procurement department, five in marketing department, 38 in warehouse services, 26 in logistics/transportation works, six in quality assurance, 12 in finance & accounting department, six in management, four in cleaning, nine in administration, 12 in call center, six in the R&D department and three in IT department. Our global workforce is comprised of the following ethnicities: 99% Caucasian and 1% Asian. Of those employees, 38% are female. Our employees are not members of any unions. We consider our relations with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.

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

Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330 or 1-202-551-8090. You can also access our filings through the SEC’s internet address site: www.sec.gov, under our Nasdaq ticker “COSM”.

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

Changes in consumer behavior

Consumer behavior in recent years shows an increasing trend in the health-medicines sector, especially during the period of health crisis. It is observed that shopping habits and consumer behavior in general have changed since the coronavirus pandemic. The coronavirus pandemic and the responses thereto around the world could adversely impact our business and operating results. Consumers have turned to basic necessities and digital channels and e-commerce while physical networks are underperforming.

Management of further developments

In recent years, the Company has been steadily increasing its turnover, while expanding its range of products and its own branded nutraceutical products, has acquired the latest technology drug storage systems to ensure quality and accuracy (zero error rates) in their distribution. The further increase of the Company’s operations may lead, among other things, to increased capital needs, new investments in equipment and information systems, and requirements for capacity building. Failure to raise new capital will have a significant impact on the non-implementation of the required investments necessary to increase sales. Under these conditions, the growth of the Company’s activity, its financial results and its financial situation will be negatively affected.

Currency exchange rate fluctuations could adversely affect our results of operation and financial condition

In 2024, we recognized 100% percent of our net sales in markets outside the United States, the majority of which were recognized in each market’s respective local currency. We purchase inventory from companies in foreign markets, some of them in U.S. dollars. In preparing our financial statements, we translate net sales and expenses in foreign countries from their local currencies into U.S. dollars using average annual exchange rates. Because our sales are in foreign countries, exchange rate fluctuations may have a significant effect on net sales and earnings. Our reported earnings have been significantly affected by fluctuations in currency exchange rates, with net sales and earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar.

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

The nature of our business has not required any material capital expenditures to comply with federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment. No material capital expenditures to meet such provisions are anticipated. Such regulatory provisions did not have a material effect upon our results of operations or competitive position during the year ended December 31, 2024.

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

Inflation and rising interest rates in the EU

In December 2024, the EU annual inflation was at 2.4%, significantly lower, compared with 2023, when the annual inflation reached the highest level ever measured at 3.4%. The annual average change in the harmonized index of consumer prices (HICP) in the EU during the period 2015-2024 was 2.52%. The high inflation has adversely affected our business due to the higher costs of purchasing raw materials, the higher transportation costs and the significantly increased operating costs. Moreover, the significant rise in the interest rates during 2023 may also adversely affect our business since all of our loan facilities carry floating interest rates and this may cause increased financing outflows. In 2024 we noticed a slight decrease in the floating rates mostly affected by the interest rate cuts imposed by the Federal Reserve, however they are on average still significantly higher compared to all recent periods prior to 2023.

Inflation Reduction Act of 2022 in the U.S.

The U.S. Inflation Reduction Act of 2022 (the “IRA”), includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the U.S. Department of Health and Human Services (HHS) rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. Although we do not have current sales in the United States, the effects of the IRA on any future business of ours and the healthcare industry in general is not yet known.

Development, regulatory approval & marketing of products

The discovery and development of drugs, vaccines and biological products are time consuming, costly and unpredictable. The outcome is inherently uncertain and involves a high degree of risk due to the following factors, among others:

•	The process from early discovery to design and adequate implementation of clinical trials to regulatory approval can take many years and have high costs.

•	We may have difficulties recruiting and enrolling patients for clinical trials on a consistent basis.

•

Product candidates can and do fail at any stage of the process, including as the result of unfavorable pre-clinical and clinical trial results, or unfavorable new pre-clinical or clinical data and further analyses of existing pre-clinical or clinical data, including results that may not support further clinical development of the product candidate or indication.

•

We may need to amend our clinical trial protocols or conduct additional clinical trials under certain circumstances, for example, to further assess appropriate dosage or collect additional safety data.

•

We may not be able to meet anticipated pre-clinical or clinical endpoints, commencement and/or completion dates for our pre-clinical or clinical trials, regulatory submission dates, regulatory approval dates and/or launch dates.

•

We may not be able to successfully address all the comments received from regulatory authorities such as the FDA and the EMA, or be able to obtain approval for new products and indications from regulators.

Regulatory approvals of our products depend on myriad factors, including regulatory determinations as to the product’s safety and efficacy. In the context of public health emergencies like the COVID-19 pandemic, regulators evaluate various factors and criteria to potentially allow for marketing authorization on an emergency or conditional basis.

Additionally, clinical trial and other product data are subject to differing interpretations and assessments by regulatory authorities. As a result of regulatory interpretations and assessments or other developments that may occur during the review process, or even after a product is authorized or approved for marketing, a product’s commercial potential could be adversely affected by potential emerging concerns or regulatory decisions regarding or impacting the scope of indicated patient populations, labeling or marketing, manufacturing processes, safety issues and/or other matters, including decisions relating to emerging developments regarding potential product impurities. Finally, certain of our products have received and may in the future receive approvals under accelerated approval pathways where continued approval may be contingent upon confirmatory studies demonstrating the anticipated clinical benefit and/or safety profile.

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

In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident.

Item 2. Properties

The Company rents and owns the below corporate offices and facilities:

•

U.S. corporate office is located at 141 W. Jackson Blvd, Suite 4236, Chicago, Illinois 60604. The first rent lease commenced in 2015 and has been amended several times throughout the years. The last amendment to that lease was on March 20, 2023 through July 31, 2025. The monthly rate is currently $831 per month.

•

Our Greece office and that of SkyPharm SA are located at 5 Agiou Georgiou Street, 55438, Pilea, Thessaloniki, Greece. The Company has signed a new lease for a three-year period which commenced on October 1, 2024 at the rate of €2,202 ($2,383) per month for this office.

•

The offices of Decahedron are located at Unit 14 Spice Green Centre, Flex Meadow, Harlow, CM19 5TR, Essex, U.K. The commencement of the lease was on September 25, 2020 at the rate of ₤3,500 ($4,473) per month.

•

The corporate offices of CANA SA are located at Konstantinoupoleos 19, 14122, Irakleio, Athens, Greece. The Company has a signed lease which is annually renewed. The monthly rate for this office amounts to €4,244 ($4,592). Additionally, CANA SA wholly owns a 54,000 sq. ft production facility located in Irekleio, Athens, Greece, which is s licensed under European Good Manufacturing Practices (GMP) and certified by the European Medicines Agency (EMA) for the manufacture of pharmaceuticals, food supplements, cosmetics, biocides, and medical devices.

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

Holders of Our Common Stock

As of April 15 2025, we had 27,284,658 shares of our common stock issued and 27,198,161 shares outstanding, held by approximately 626 stockholders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of various broker-dealers and registered clearing agencies.

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

On April 3, 2023, the Company approved incentive stock awards for the CFO, certain officers and directors and other employees of the Company. The awards are in the form of restricted stock and will vest in two parts: 50% on October 2, 2023, and 50% on October 2, 2024. A total of 185,000 shares were awarded and a corresponding share-based compensation expense of $328,908 and $323,957 was recorded for the 12 months ended December 31, 2024 and 2023, respectively, based on the amortization of their fair value.

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

On September 16, 2024, the Company’s Board of Directors approved incentive stock awards for the CEO, the CFO, certain officers and directors and other key employees of the Company pursuant to the 2023 Plan. The awards are in the form of restricted stock and will vest in two parts: 50% on September 16, 2025, and 50% on September 16, 2026. A total of 2,500,000 shares were awarded and a corresponding share-based compensation expense of $366,644 was recorded for the year ended December 31, 2024, based on the amortization of fair value from the date of issuance of September 16, 2024, through December 31, 2024.

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

Overview

Summary

We are diversified, vertically integrated global healthcare group, owner of proprietary pharmaceutical and nutraceutical brands, generics, manufacturer and distributor of healthcare products, engaged in research & development of innovative medicines and repurposing drugs as well as operator of a telehealth platform. The Company, through its subsidiaries, is operating within the pharmaceutical industry and in order to compete successfully in the healthcare industry, must demonstrate that its products offer medical benefits as well as cost advantages. Currently, most of the products that the Company is trading, compete with other products already on the market in the same therapeutic category, and are subject to potential competition from new products that competitors may introduce in the future.

Revenue sources

Full Line Wholesaler

As a full line pharmaceutical wholesaler, we distribute a comprehensive range of pharmaceutical products, including prescription medications, over-the-counter (OTC) drugs, medical devices, food supplements, nutraceuticals, cosmetics and other healthcare products, to various businesses within the healthcare sector such as retail pharmacies, hospitals, private clinics and other wholesale pharmaceutical distributors.

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

Nutraceutical

We have created and developed our own proprietary branded nutraceutical products, named “Sky Premium Life®” which was launched in 2018 and “Mediterranation®” which was launched in 2022. Utilizing unique formulations, and specialized extraction processes which follow strict pharmaceutical standards, our proprietary lines of nutraceuticals aim for excellence. We have a full portfolio of fast-moving and specialty formulas with more than 160 product codes including vitamins, minerals and other herbal extracts. Our nutraceutical products are manufactured exclusively by Doc Pharma. Our nutraceutical products have penetrated several markets within 2022 and 2023 through digital channels such as Amazon and Tmall. We focus on nutraceutical products because we foresee it as a market with high growth opportunities due to its large market size and margin contribution as the demand for nutraceutical products is increasing globally.

General Risks

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

•

natural disasters or other events beyond our control (such as earthquakes, utility interruptions, tsunamis, hurricanes, typhoons, floods, storms or extreme weather conditions, fires, regional economic downturns, regional or global health epidemics, geopolitical turmoil, increased trade restrictions between the U.S. and China and other countries, social unrest, political instability, terrorism, or acts of war) in locations where we or our customers or suppliers have manufacturing or other operations.

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

Results of Operations

Year ended December 31, 2024 versus December 31, 2023

For the year ended December 31, 2024, the Company had a net loss of $16,183,018 on revenue of $54,426,402, versus a net loss of $18,542,654 on revenue of $53,376,874, for the year ended December 31, 2023.

Revenue

For the 12-month period ended December 31, 2024, the Company’s total revenue increased by 1.97%, reaching $54,426,402, compared to $53,376,874 for the prior year period ended December 31, 2023. This growth was primarily driven by the following factors:

•

Wholesale Revenue Growth: The revenue increase was largely attributable to our subsidiary Cosmofarm SA, which experienced higher sales following the acquisition of several customer bases. Additionally, there was a moderate increase in demand for the period, further contributing to revenue expansion.

•

Pharmaceutical Manufacturing Expansion: Our pharmaceutical manufacturing segment experienced a significant revenue increase, primarily due to the inclusion of CANA, our manufacturing subsidiary, for the full 12-month period in 2024. In contrast, during 2023, CANA contributed to the Group’s results only for six months following its acquisition on June 30, 2023. For further details, refer to the Segment Reporting section.

The combination of these factors contributed to the overall revenue growth for the period.

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

Cost of Goods Sold

For the year ended December 31, 2024, our cost of goods sold (“COGS”) was $50,115,079, representing a 2.22% increase compared to $49,027,305 for the prior fiscal year ended December 31, 2023.

The increase in COGS was proportionate to revenue growth and was primarily influenced by a shift in revenue mix, with a larger portion of total revenue derived from our wholesale segment. Historically, our wholesale operations generate lower gross margins compared to other revenue streams, contributing to the overall increase in COGS as a percentage of revenue.

Gross Profit

For the year ended December 31, 2024, our gross profit was $4,311,323, representing a decrease of $38,246, or 0.88%, compared to $4,349,569 for the prior fiscal year ended December 31, 2023.

The change in gross profit was primarily attributable to the differing year-over-year growth rates of revenue and cost of goods sold (COGS). While revenue increased compared to the prior-year period, COGS grew at a comparatively higher rate, resulting in a contraction of gross profit.

Operating Expenses

For the year ended December 31, 2024, total operating expenses were $19,856,153, compared to $26,180,786 for the prior fiscal year ended December 31, 2023, representing a decrease of $6,324,633, or 24.16%. The decrease in operating expenses was primarily attributable to the following factors:

•	Lower provisions for expected credit losses and allowances for doubtful accounts, which amounted to $4,691,767 in 2024 compared to $11,850,788 in 2023.

•	A significant reduction in sales and marketing expenses, particularly related to our branded nutraceuticals, which declined by 70.53% year-over-year.

Despite the overall decline in operating expenses, certain cost categories increased:

•

Salaries and wages increased by $1,138,527 (25%) compared to 2023, primarily due to the full-year inclusion of our subsidiary CANA in 2024 (compared to the six months period in 2023, following its acquisition on June 30, 2023) and the hiring of additional full-time employees across our Greek subsidiaries.

•

Research and development (R&D) costs increased by $368,434 (223.48%), mainly due to the annual royalty fee charged by our related-party manufacturing company, Doc Pharma SA, pursuant to a royalty agreement signed on December 31, 2024.

•

Depreciation and amortization expense increased by $634,861 (103.33%), primarily driven by the amortization of 19 generic licenses acquired from Doc Pharma SA on December 29, 2023, with a total purchase value of €3,200,000 ($3,539,840).

•

Impairment of intangible assets: during the year ended December 31, 2024, the Company recognized total impairment charges of $291,980 relating to intangible assets that were deemed no longer recoverable. Specifically, the Company recorded impairment losses associated with certain branded pharmaceutical products that had been acquired from Doc Pharma SA pursuant to the agreement executed on June 28, 2023. These products were initially intended to be launched and commercialized in various markets; however, following a reassessment of the Company’s commercialization strategy, management concluded that it no longer intends to proceed with their market introduction in the foreseeable future. As such, the carrying value of these assets was fully impaired. In addition, the Company fully wrote off the remaining carrying value of the telehealth platform developed and owned by its wholly owned subsidiary, Zip Doctor Inc., due to the discontinuation of the platform’s operation and the absence of future plans for its reactivation or redevelopment. No impairment charges were recorded during the year ended December 31, 2023.

As a result of these expense changes, our net operating loss for the year ended December 31, 2024 was $15,544,830, representing an improvement of $6,286,387 (28.8%) compared to a net operating loss of $21,831,217 for the year ended December 31, 2023.

Other Income (expense), net

For the year ended December 31, 2024, the Company reported other income of $86,737, compared to other expense of $65,867 for the year ended December 31, 2023. This represents a net favorable variance of $152,604, or 231.69% year-over-year improvement.

The increase was primarily attributable to the reversal of a previously recorded adjustment related to the cumulative impact of discounted sales to Medihelm SA, the exclusive distributor of the Company’s proprietary line of nutraceutical products. During 2023, the Company had adopted a conservative accounting approach to reflect the low collectability risk associated with historical sales to Medihelm and had therefore recognized a corresponding expense.

In 2024, however, due to the significant allowance already recorded in 2023 and the limited level of new sales activity with Medihelm during the current year, management determined that this adjustment was no longer required. As such, the Company reversed the previously recorded charge, resulting in an increase to other income.

For additional details, refer to Note 2 – Summary of Significant Accounting Policies, under the “Revenue Recognition” section of the accompanying consolidated financial statements.

Interest Income & Expenses

For the year ended December 31, 2024, interest expense totalled $1,012,314, representing an increase of $145,838, or 16.83%, compared to $866,476 for the prior year ended December 31, 2023. The increase was primarily driven by new debt facilities totalling $828,080, entered into by our subsidiary Cosmofarm SA.

Interest income for the year ended December 31, 2024, was $406,449, reflecting a decrease of $256,410, or 38.68%, compared to $662,859 for the year ended December 31, 2023. This decline was primarily due to the receipt of loan repayments during 2024, which reduced outstanding loan receivable balances and, consequently, interest earned on them and the absence of interest income from treasury bills, which contributed approximately $55,000 to interest income in 2023 but were not in place during 2024.

Gain on extinguishment of debt

For the year ended December 31, 2024, we did not recognize any gains on debt extinguishment.

For the year ended December 31, 2023, we recorded a gain on extinguishment of debt of $1,910,967, which was primarily attributable to an $1,605,499 gain from the termination of our agreement with Marathon Global Inc., which resulted in the write-off of the share-settled debt obligation outstanding as of December 31, 2022 and a $305,468 gain from the forgiveness of debt related to the Synthesis Structured debt facility of our subsidiary SkyPharm SA.

Bargain purchase gain

On June 30, 2023, the Company completed the acquisition of CANA. As a result of the acquisition, we recognized a bargain purchase gain of $1,440,249, which arose because the fair value of CANA’s net assets at the acquisition date exceeded the total fair value of the consideration transferred.

The bargain purchase gain was recognized as other income in the Consolidated Statements of Operations for the year ended December 31, 2023. Management determined that the gain resulted primarily from negotiated purchase terms and the specific financial condition of the seller at the time of the transaction.

As no similar transactions occurred during the year ended December 31, 2024, no such gains were recognized in the current period.

Unrealized Foreign Currency Losses & Deemed Dividends

For the year ended December 31, 2024, the Company recorded a net comprehensive loss of $24,093,129, compared to a net comprehensive loss of $25,071,043 for the year ended December 31, 2023. This change in net comprehensive loss was primarily due to the unrealized foreign currency translation loss and a change in deemed dividends, as detailed below:

•

The unrealized foreign currency translation loss for the year ended December 31, 2024 amounted to $1,715,087, compared to an unrealized foreign currency translation gain of $712,791 for the same period in 2023. The significant fluctuation in foreign exchange results was largely driven by changes in the exchange rates of the Euro and British Pound against the US Dollar, primarily affecting intercompany loans and balances between the Company and its Greek and UK subsidiaries. These currency fluctuations have had a material impact on the translation of intercompany balances. For the detailed foreign exchange rates used to translate these balances, please refer to “Note 2 – Summary of Significant Accounting Policies” under the section “Foreign Currency Translation and Other Comprehensive Loss”.

•

The deemed dividend for the year ended December 31, 2024 amounted to $6,195,024, relating to the Warrant Inducement Letter dated September 26, 2024. In contrast, the deemed dividends recorded for the year ended December 31, 2023, were $7,241,180, primarily associated with the Warrant Exchange Agreement the Company entered on December 29, 2023. For further details on the deemed dividends, please refer to “Note 7 - Warrant Anti-Dilution Adjustment and Deemed Dividend”.

The significant fluctuation in the unrealized foreign currency results was the primary factor influencing the difference in comprehensive loss between the two years. For a comprehensive understanding of the key accounting policies and assumptions underlying these changes, readers are encouraged to review the relevant Notes to the Financial Statements, as indicated above.

Going Concern

The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the continuation of the Company as a going concern. For the year ended period December 31, 2024, the Company had revenue of $54,426,402, net loss of $16,183,018 and net cash used in operations of $7,717,034. Additionally, as of December 31, 2024, the Company had negative working capital of $296,193, an accumulated deficit of $114,022,275, and stockholders’ equity of $24,532,929. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date of this filing.

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

Management’s plans include expansion of brand name products to the market, expanding the current product portfolio, and evaluating acquisition targets to expand distribution. The exclusive distribution agreement signed for its Sky Premium Life products in the United Arab Emirates (“UAE”) and the significant orders already received, are expected to substantially strengthen its operating cash flow. Furthermore, the Company intends to vertically integrate the supply chain distribution network. On top of that, the Company plans to access the capital markets further in order to raise additional funds through equity offerings. More specifically, commencing from August 2025, the Company will be eligible to utilize an S-3 registration statement, (12 months following the date that the Company had regained compliance with Listing Rule 5250(c)(1) (the “Filing Rule”)), to be in a position to raise equity capital more efficiently in conjunction with utilizing potential equity proceeds by its outstanding warrants. Management’s plans also include postponing certain debt repayments, through achieving favorable amendments to its debt facilities and in parallel intends to make substantial efforts to receive additional debt financing. Moreover, the Company’s management is considering of postponing certain repayments of suppliers and creditors. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described herein and eventually secure other sources of financing and attain profitable operations.

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

Liquidity and Capital Resources

As of December 31, 2024, the Company had negative working capital of $296,193, compared to a positive working capital of $12,285,310 as of December 31, 2023. The decrease in working capital is primarily attributable to the significant cash used in operating activities during the year ended December 31, 2024. In addition, the reduction in working capital was influenced by the significant allowances for doubtful accounts recorded for the 12-month period ended December 31, 2024. The cash used in operating activities, as detailed in the liquidity section, led to a reduction in the Company’s available current assets, while the increase in allowances for doubtful accounts reflects the Company’s prudent assessment of its receivables. The Company continues to closely manage its working capital to ensure adequate liquidity for operations and strategic investments. Going forward, management is focused on improving collections and reducing allowances for doubtful accounts, which are expected to have a positive impact on working capital and overall liquidity in the coming periods.

Cash Flow from Operating Activities

As of December 31, 2024, the Company had net cash of $315,105, compared to net cash of $3,833,195 as of December 31, 2023. The decrease in net cash is primarily due to the operating cash outflows during the period, reflecting the Company's ongoing investment in key operational activities. For the year ended December 31, 2024, the Company used net cash of $7,717,034 in operating activities, compared to net cash used of $15,635,999 for the year ended December 31, 2023. The negative cash used in operating activities is primarily attributable to the Group's operating losses, which were driven by the Parent entity and all subsidiaries. The impact of working capital items was marginal in relation to the negative cash flow results. The operating losses were primarily a result of substantial investments made in several key areas, including the hiring of highly skilled employees, increased spending on research and development, and marketing costs related to the promotion of the Company’s own branded products. Additionally, depreciation and amortization expenses increased significantly, driven by the acquisition of manufacturing facilities, corporate offices, and pharmaceutical and nutraceutical licenses. The Company anticipates that these significant operating investments should yield positive results soon, contributing to future operating profits and positive operating cash flows. Management expects that, as these investments mature, the Company will achieve improved financial performance and enhance its ability to generate positive cash flows from operations in the near term. The Company’s liquidity position, as of December 31, 2024, remains under careful review by management, and the Company is focused on improving cash flows by realizing the expected benefits of its operational investments. The Company will continue to monitor its liquidity position and take necessary actions to ensure it can meet its financial obligations and maintain sufficient liquidity to support its strategic objectives.

Cash Flow from Investing Activities

For the year ended December 31, 2024, the Company used $798,269 in net cash for investing activities, compared to $13,760,357 in the prior year. The higher outflow in 2023 was primarily driven by the purchase of fixed assets, including the acquisition of facilities for the Company’s subsidiary Cosmofarm SA, the acquisition of nutraceutical and pharmaceutical licenses, and the acquisition of a building in Canada, along with the cash paid for the acquisition of the Company’s subsidiary Cana, on June 30, 2023.

In contrast, during the year ended December 31, 2023, the Company limited its investing outflows by spending approximately $1.2 million on the acquisition of several nutraceutical licenses through its subsidiary SkyPharm SA and certain machinery for its manufacturing subsidiary, CANA. These outflows were partially offset by the $468,974 in proceeds from its outstanding loans receivable. The Company’s investment strategy continues to focus on expanding its business through organic growth and selective acquisitions of companies and licenses.

Cash Flow from Financing Activities

For the year ended December 31, 2024, the Company generated $5,046,684 in net cash from financing activities, compared to $12,694,007 for the year ended December 31, 2023. The decrease in financing inflows was due to the significantly higher financing activities in 2023, which included $9,362,937 from the offering completed in July 2023, the receipt of the outstanding subscription receivable from the December 2022 offering, and $3,533,741 in net proceeds from the exercise of warrants during December 2023.

In 2024, the Company repaid $1,092,121 of its outstanding Notes Payable but received $865,600 from new debt facilities signed during the year. Additionally, the Company had $816,318 in net proceeds from its Lines of Credit. Furthermore, the Company raised additional equity funds through two Prospectus Supplements to its Registration Statement on Form S-3, resulting in gross proceeds of $649,039. In September 2024, the Company entered into a Warrant Inducement with an investor, issuing 9,748,252 new warrants and reducing the exercise price of 4,874,126 warrant shares from $1.45 to $0.8701. This transaction resulted in gross cash proceeds of $4,240,977.

Liquidity Outlook

The Company’s financing activities in 2024 have enabled it to access additional funds through debt and equity financing, which will support its ongoing investments and operational growth. The Company continues to manage its liquidity position carefully and is committed to maintaining sufficient resources to support its strategic objectives, including expanding its operations through both organic growth and selective acquisitions.

Management is confident that the Company’s current liquidity position, along with its ongoing financing and investment strategies, will enable it to meet its financial obligations and continue its growth trajectory in the coming periods.

Debt Obligations

November 16, 2015 Debt Agreement

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

June 23, 2020 Debt Agreement

On June 23, 2020, the Company’s subsidiary, Cosmofarm, entered into an agreement with the National Bank of Greece S.A. (the “Bank”) to borrow a maximum of €500,000 ($611,500). The note has a maturity date of 60 months from the date of the first disbursement, which includes a grace period of nine months. The total amount of the initial proceeds was received in three equal monthly installments. The note is interest bearing from the date of receipt and is payable every three months at an interest rate of 3.06% plus 3-month Euribor (2.92% as of December 31, 2024). The outstanding balance was €88,235 ($91,232) and €205,882 ($227,747) as of December 31, 2024 and 2023, respectively, of which $91,232 and $97,606 was classified as “Notes payable – long-term portion” respectively, on the accompanying consolidated balance sheets. During the year ended December 31, 2024, the Company repaid €117,647 ($121,776) of the principal balance.

November 19, 2020 Debt Agreement

On November 19, 2020, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($611,500). The note matures on November 18, 2025 and bears an annual interest rate, based on a 360-day year, of 3% plus 0.6% plus 6-month Euribor when Euribor is positive (2.68% as of December 31, 2024). The principal is to be repaid in 18 quarterly installments of €27,778 ($30,333). During the year ended December 31, 2023, the Company repaid €111,111 ($122,911) of the principal and as of December 31, 2023, the Company had accrued interest of €11,191 ($12,379) related to this note and a principal balance of €222,222 ($245,822), of which $122,911 is classified as “Notes payable – long term portion” on the accompanying consolidated balance sheets. During the year ended December 31, 2024, the Company repaid €111,111 ($115,011) of the principal and as of December 31, 2024, the Company has accrued interest of €7,570 ($7,836) related to this note and a principal balance of €111,111 ($115,011), all of which is classified as “Notes payable” on the accompanying consolidated balance sheets.

January 7, 2021 Convertible Promissory Note

On January 7, 2021 (the “Issue Date”), the Company entered into a subscription agreement with an unaffiliated third party, whereby the Company issued, for a purchase price of $100,000 in principal amount, a convertible promissory note (the “Convertible Promissory Note”). The Convertible Promissory Note bears an interest rate of 8% per annum. The outstanding balance as of December 31, 2022, was $100,000. On February 7, 2023, the Company fully repaid the outstanding balance and interest of the Convertible Promissory Note.

July 30, 2021 Debt Agreement

On July 30, 2021, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($578,850). The note matures on August 5, 2026 and bears an annual interest rate that applies to 60% of the principal of the note that is based on a 365-day year, of 5.84% plus 3-month Euribor when Euribor is positive (2.92% as of December 31, 2023). Pursuant to the terms of the agreement, there is a nine-month grace period for principal repayment during which interest is accrued. The principal is to be repaid in 18 quarterly installments of €27,778 commencing three months from the end of the grace period During the year ended December 31, 2023, the Company repaid €105,747 ($109,459) of the principal. As of December 31, 2023, the Company had accrued interest of €10,905 ($12,063), principal of €316,900 ($350,555), of which $227,065 is classified as “Notes payable – long term portion” on the accompanying consolidated balance sheets. During the year ended December 31, 2024, the Company repaid €109,926 ($113,784) of the principal. As of December 31, 2024, the Company had accrued interest of €15,778 ($16,332), principal of €206,343 ($213,585), of which $94,612 is classified as “Notes payable – long term portion” on the accompanying consolidated balance sheets.

June 9, 2022 Debt Agreement

On June 9, 2022, the Company entered into an agreement with a third-party lender in the principal amount of €320,000 ($335,008). The note matures on June 16, 2027 and bears an annual interest rate of 3.89% plus an additional rate of 0.60%, plus the 3-month Euribor (2.92% as of December 31, 2024). Pursuant to the agreement, there is a 12-month grace period for principal repayment during which interest is accrued. The principal is to be repaid in 17 equal quarterly installments of €18,824. During the year ended December 31, 2024, the Company repaid €80,000 ($82,808) of the principal. As of December 31, 2024 and 2023 the Company has accrued interest of €8,352 ($8,645)and €11,043 ($12,215), respectively, and an outstanding balance of €180,000 ($186,318) of which $103,510 and $204,322, respectively, are classified as “Notes payable – long term portion” on the accompanying consolidated balance sheets.

August 29, 2022 Promissory Note

On August 29, 2022, the Company entered into a promissory note for the principal amount of $166,667. The Company received $150,000 in cash and recorded $16,667 as an original issue discount upon issuance. The promissory note matured on the earlier of (a) December 27, 2022, or (b) the date the Company completes a debt or equity financing of at least $1,000,000. The debt carried an annual interest rate of 12% which was due upon maturity. As of December 31, 2022, the Company had repaid the principal balance in full and had a balance of $5,041 in accrued interest related to this note. The Company repaid the outstanding interest during the year ended December 31, 2023 and thus the balance of both principal and interest as of December 31, 2023 was $0.

July 14, 2023 Debt Agreement

On July 14, 2023, the Company entered into an agreement with a third-party lender in the principal amount of €1,000,000 ($1,123,700). The note matures on July 31, 2028, and bears an annual interest rate of 2.46% plus the 3-month Euribor (2.92% as of December 31, 2024). Pursuant to the agreement, there is a nine-month grace period for interest and principal repayment. The principal is to be repaid in 18 equal quarterly installments of €55,556 commencing on May 2, 2024. During the year ended December 31, 2024, the Company repaid €162,950 ($168,670) of the principal. As of December 31, 2024 and 2023, the Company has accrued interest of €16,735 ($17,322) and €19,820 ($21,925), respectively, and an outstanding balance of €814,750 ($843,348) and $€977,00 ($1,081,532), of which $618,616 and $897,864, respectively, are classified as “Notes payable – long term portion” on the accompanying consolidated balance sheets.

Cloudscreen

On January 23, 2024, the Company completed the acquisition of Cloudscreen, a cutting-edge Artificial Intelligence (AI) powered platform. The acquisition is pursuant to the purchase agreement announced on October 11, 2023. Cloudscreen is a multimodal platform specialized in drug repurposing, a process that involves uncovering new target proteins or indications for existing drugs for use in treating different diseases. The total purchase price amounted to $637,080 and consisted of 280,000 shares of common stock with a fair value of $319,200 and an amount of $317,880 to be settled in cash during 2024 based on the Promissory Note signed on October 10, 2023. As of December 31, 2024, and December 31, 2023, the Company had an outstanding balance of $279,348 and $317,880 all of which is classified as “Notes payable” on the accompanying consolidated balance sheets.

July 29, 2024 Debt Agreement

On July 29, 2024 the Company entered into an agreement with a third-party lender in the principal amount of €400,000 ($432,760). The note matures on July 31, 2029 and bears an annual interest rate of 2.58% plus the 3-month Euribor (2.92% as of December 31, 2024). Pursuant to the agreement, there is a six-month grace period for principal and interest repayment. The principal is to be repaid in 18 equal quarterly installments of €22,222 commencing on April 30, 2025. During the 12 months ended December 31, 2024, the Company repaid no principal and accrued interest of €5,957 ($6,445). As of December 31, 2024, and December 31, 2023, the Company had an outstanding balance of €400,000 ($414,040) and €0 ($0), of which $345,033 is classified as “Notes payable - long term portion” on the accompanying consolidated balance sheets.

December 20, 2024 Debt Agreement

On December 20, 2024 the Company entered into an agreement with a third-party lender in the principal amount of €400,000 ($414,040). The note matures on December 20, 2027, and bears an annual interest rate of 6% (including the 3-month Euribor of 2.92% as of December 31, 2024). Pursuant to the agreement, there is a six-month grace period for principal repayment. The principal is to be repaid in 6 equal semiannual installments of €66,667 commencing on June 20, 2025. During the 12 months ended December 2024, the Company repaid no principal and had not accrued any interest. As of December 31, 2024, and December 31, 2023, the Company an outstanding balance of €400,000 ($414,040) and €0 ($0), of which $276,027 is classified as “Notes payable - long term portion” on the accompanying consolidated balance sheets.

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

On March 3, 2022, the Company entered into a modification agreement to extend the maturity date to January 10, 2023, and payments under the USD Loan. During June 2022, the Company agreed with the Lender to postpone the repayment of an installment of $500,000 due on June 30, 2022 (based on the modification agreement signed on March 3, 2022) until January 2023. During September 2022, the Company entered into an agreement with the Lender to postpone the repayment of the outstanding balance on the USD Loan of $3,950,000, plus unpaid accrued interest until January 2023. The Company capitalized fees paid upon modification of €200,000 ($221,060) that are being amortized over the life of the loan. The Company incurred non-cash interest expense of $216,182 during the year ended December 31, 2022, concerning the above capitalized fees.

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

On December 22, 2022 SkyPharm signed an agreement for the extension of the payments and an increase in interest rate due under the EURO loan, that was extended to be repaid with a balloon payment now due on October 31, 2025. This extension was agreed upon in writing on December 22, 2022, with a retroactive modification date to October 31, 2022 (the original maturity date).

As of December 31, 2023, the Company had an outstanding principal balance of €1,725,000 ($1,908,195), of which $1,327,440 is classified as “Notes payable - long term portion” on the consolidated balance sheets. As of December 31, 2023, the Company had accrued $161,274 in interest expense related to these agreements.

The Company repaid €375,000 ($388,163) of the EURO Loan during the 12 months ended December 31, 2024. As of December 31, 2024, the Company had an outstanding principal balance of €1,350,000 ($1,397,385), all of which $1,086,638 is classified as “Notes payable” on the consolidated balance sheets. For the 12 months ended December 31, 2024, the Company had accrued $155,822, in interest expense related to these agreements.

COVID-19 Government Loans

May 12, 2020 Loan

On May 12, 2020, the Company’s subsidiary, SkyPharm, was granted loan from the Greek government and, on May 22, 2020, received the amount of €300,000 ($366,900). The loan would be repaid in 40 equal monthly installments beginning on July 29, 2022. As a condition to the loan, the Company was required to retain the same number of employees until October 31, 2020. As of December 31, 2023, the principal balance was €121,875 ($134,818). During the year ended December 31, 2024, the Company repaid €18,750 ($19,408) of the principal balance. The outstanding balance is €103,125 ($106,745) as of December 31, 2024.

June 24, 2020 Debt Agreement

On June 24, 2020, the Company’s subsidiary, Decahedron, received a loan £50,000 ($68,310) from the UK government. The loan has a ten-year maturity and bears interest at a rate of 2.5% per annum beginning 12 months after the initial disbursement, which was on July 10, 2020. The Company may prepay this loan without penalty at any time. As of December 31, 2023, the principal balance was £40,858 ($52,066). As of December 31, 2024, the principal balance was £38,144 ($47,761).

Related Party Indebtedness

Grigorios Siokas

From time to time, Grigorios Siokas loans the Company funds in the form of non-interest bearing, no-term loans.

During the 12-month period ended December 31, 2023, the Company had an outstanding principal balance under these loans of $13,257 in loans payable to Grigorios Siokas. As of December 31, 2024, the Company had an outstanding principal balance of $8,594 related to this payable. During the 12-month period ended December 31, 2024, the Company received $46,232 and repaid $49,842 of such loans.

Grigorios Siokas is the Company’s CEO and a principal shareholder and is hence considered a related party to the Company.

Dimitrios Goulielmos

On November 21, 2014, the Company entered into an agreement with Dimitrios Goulielmos, as amended on November 4, 2016. Pursuant to the amendment, this loan has no maturity date and is non-interest bearing. As of December 31, 2024 and 2023, the Company had a principal balance of €10,200 ($10,558) and €10,200 ($11,283), respectively.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the years ended December 31, 2024 and 2023, the Company recorded a foreign currency translation gain of $725 and a loss of $371, respectively.

Significant Equipment

We do not intend to purchase any significant equipment for the next 12 months aside from a few pieces of IT equipment. Nevertheless, we will replace essential equipment for operations if it is required within the year.

Employees

In order to achieve our strategic objectives, we have, and will remain, focused on hiring and retaining a highly skilled management team that has extensive experience and specific skill sets relating to the sales, selection, development and commercialization of pharmaceutical products. We intend to continue our efforts to build and expand this team as we grow our business. We have plans to increase the number of our employees by adding more salespeople during the next 12 months.

Off Balance Sheet Arrangements

As of December 31, 2024, there were no off-balance sheet arrangements.

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

Below is an analysis per category of our inventories as of December 31, 2024 and 2023:

Product Categories	December 31, 2024	December 31, 2023
Pharmaceuticals	3,113,558	3,417,039
Parapharmaceuticals	987,214	1,030,878
Manufacturing products	40,588	160,436
Raw materials	226,500	275,919
Dairy products	21,320	21,017
Veterinary medicine	995	13,872
Other	297,565	225,098
Less provisions	(332,375)	(355,205)
Total	4,355,365	4,789,054

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued final guidance which requires disaggregated disclosures of certain categories of expenses that are included in expense line items on the face of the income statement. The disclosure is required on an annual and interim basis. The guidance also requires the total amount of selling expenses to be disclosed and, on an annual basis, the definition of selling expenses. The new disclosure requirements are effective for annual reporting periods beginning after December 15, 2026. Entities are permitted to adopt these disclosure requirements earlier than the mandated dates if they choose to do so. This new guidance will result in increased disclosures in the notes to our financial statements.

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. This guidance expands public entities’ segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied retrospectively to all prior periods presented in an entity’s financial statements. The Company has completed its evaluation of this guidance and has implemented the standard. A respective disclosure has been included in Note 19 (Segment Reporting) to the consolidated financial statements.

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

New York Office: 805 Third Avenue New York, NY 10022 www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the

Board of Directors of

Cosmos Health, Inc. and subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cosmos Health, Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flow for the year ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial operating losses and will require additional capital to continue as a going concern. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audits of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

New York, NY   Washington DC   Mumbai & Pune, India   Boca Raton, FL

Houston, TX   San Francisco, CA   Las Vegas, NV   Beijing, China   Athens, Greece

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s/ RBSM LLP

We have served as the Company’s auditor since 2024.

New York, NY

April 15, 2025

PCAOB ID Number 587

New York, NY   Washington DC   Mumbai & Pune, India   Boca Raton, FL

Houston, TX   San Francisco, CA   Las Vegas, NV   Beijing, China   Athens, Greece

Member: ANTEA International with affiliated offices worldwide

COSMOS HEALTH INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$315,105	$3,833,195
Accounts receivable, net	13,478,263	19,759,254
Accounts receivable - related party	1,230,308	1,099,098
Marketable securities	21,148	20,075
Inventory	4,355,365	4,789,054
Loans receivable	614,473	411,858
Loans receivable - related party	557,473	442,480
Prepaid expenses and other current assets	1,310,388	1,811,911
Prepaid expenses and other current assets - related party	3,578,825	4,440,855

TOTAL CURRENT ASSETS	25,461,347	36,607,780

Property and equipment, net	9,689,505	10,332,090
Intangible assets, net	7,756,534	7,807,592
Loans receivable - long term portion	2,876,523	3,509,200
Loans receivable - related party - long term	2,898,280	3,539,840
Operating lease right-of-use asset	696,166	1,131,552
Financing lease right-of-use asset	13,607	28,790
Advances for building's acquisition	2,000,020	2,000,020
Other assets	1,108,484	1,057,947
Other assets - related party	1,811,425	0
TOTAL ASSETS	$54,311,892	$66,014,811

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,157,658	11,911,978
Accounts payable and accrued expenses - related party	1,269,403	231,564
Accrued interest	221,820	166,348
Lines of credit	6,985,052	6,630,273
Notes payable	2,548,480	1,570,886
Notes payable - related party	10,558	11,283
Loans payable - related party	6,194	13,257
Operating lease liability, current portion	196,718	285,563
Financing lease liability, current portion	11,484	27,222
Other current liabilities	3,350,173	3,474,096

TOTAL CURRENT LIABILITIES	25,757,540	24,322,470

Notes payable - long term portion	1,560,433	3,035,341
Operating lease liability, net of current portion	498,398	844,866
Financing lease liability, net of current portion	3,399	5,261
Other liabilities	1,959,193	1,763,845
TOTAL LIABILITIES	29,778,963	29,971,783

Commitments and Contingencies (see Note 15)	-	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized; 23,689,135 and 15,982,472 shares issued and 23,602,638 and 15,895,975 outstanding as of December 31, 2024 and December 31, 2023, respectively	23,689	15,983
Additional paid-in capital	141,583,625	129,008,301
Subscription receivable	(20)	(20)
Treasury stock, at cost, 86,497 shares as of December 31, 2024 and December 31, 2023	(917,159)	(917,159)
Accumulated deficit	(114,022,275)	(91,644,233)
Accumulated other comprehensive loss	(2,134,931)	(419,844)

TOTAL STOCKHOLDERS' EQUITY	24,532,929	36,043,028

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$54,311,892	$66,014,811

The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HEALTH INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Twelve Months Ended December 31,
	2024	2023

REVENUE	$54,426,402	$53,376,874

COST OF GOODS SOLD	50,115,079	49,027,305

GROSS PROFIT	4,311,323	4,349,569

OPERATING EXPENSES
General and administrative expenses	11,733,237	19,642,005
Salaries and wages	5,693,436	4,554,909
Sales and marketing expenses	354,969	1,204,636
Research and development costs	533,293	164,859
Impairment Charges	291,980	-
Depreciation and amortization expense	1,249,238	614,377
TOTAL OPERATING EXPENSES	19,856,153	26,180,786

LOSS FROM OPERATIONS	(15,544,830)	(21,831,217)

OTHER INCOME (EXPENSE)
Other income (expense), net	86,737	(65,867)
Interest expense	(1,012,314)	(866,476)
Interest income	406,449	662,859
Gain on equity investments, net	2,470	4,584
Gain on extinguishment of debt	-	1,910,967
Change in fair value of derivative liability	-	3,384
Bargain purchase gain	-	1,440,249
Foreign currency transaction, net	(121,530)	198,863
TOTAL OTHER INCOME (EXPENSE), NET	(638,188)	3,288,563

LOSS BEFORE INCOME TAXES	(16,183,018)	(18,542,654)

INCOME TAX EXPENSE	-	-

NET LOSS	(16,183,018)	(18,542,654)

Deemed dividend on issuance of warrants	(6,185,231)
Deemed dividend on downround of warrants	-	(22,695)
Deemed dividend on warrant exchange/modification	(9,793)	(7,218,485)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(22,378,042)	(25,783,834)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net	(1,715,087)	712,791

TOTAL COMPREHENSIVE LOSS	$(24,093,129)	$(25,071,043)

BASIC NET LOSS PER SHARE	(1.17)	$(2.15)
DILUTED NET LOSS PER SHARE	(1.17)	$(2.15)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	19,147,726	11,968,665
Diluted	19,147,726	11,968,665

The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HEALTH INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND MEZZANINE EQUITY

										Accumulated
	Preferred Stock		Common Stock		Additional		Treasury Stock			Other	Total
	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Subscription Receivable	No. of Shares	Value	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity

Balance at January 1, 2023	-	$372,414	10,605,412	$10,606	$112,205,952	$(4,750,108)	15,497	$(816,707)	$(66,232,813)	$(1,132,635)	$39,284,295
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	-	712,791	$712,791
Proceeds from sale of common stock	-	-	-	-	-	4,750,088	-	-	-	-	4,750,088
Proceeds from sale of common stock, net of financing fees of $442,870	-	-	2,116,936	2,117	4,804,921	-	-	-	-	-	4,807,038
Proceeds from the exercise of warrants, net of financing fees of $275,000	-	-	1,487,000	1,487	3,257,254						3,258,741
Shares issued in lieu of cash	-	-	15,258	15	96,873	-	-	-	-	-	96,888
Shares issued for purchase of customer base	-	-	99,710	100	315,981	-	-	-	-	-	316,081
Shares issued for purchase of Cana	-	-	46,377	46	138,621	-	-	-	-	-	138,667
Shares issued for purchase of Cloudscreen	-	-	280,000	280	318,920						319,200
Shares issued upon exchange of related party debt	-	-	51,485	52	51,948						52,000
Stock-based compensation	-	-	1,280,294	1,280	576,651	-	-	-	-	-	577,931
Repurchase of treasury stock	-	-	-	-	-	-	71,000	(100,452)			(100,452)
Deemed dividend upon issuance and downround of warrants	-	$-	-	-	7,241,180	-	-	-	(7,241,180)	-	-
Deemed dividend reclassified upon elimination of its redemption provision	-	$(372,414)							372,414		372,414
Net loss	-	-	-	-	-	-	-	-	(18,542,654)	-	(18,542,654)
Balance at December 31, 2023	-	-	15,982,472	15,983	129,008,301	(20)	86,497	(917,159)	(91,644,233)	(419,844)	36,043,028

	Preferred Stock		Common Stock		Additional		Treasury Stock			Other	Total
	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Subscription Receivable	No. of Shares	Value	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity

Balance at January 1, 2024	-	$-	15,982,472	15,983	$129,008,301	$(20)	86,497	$(917,159)	$(91,644,233)	$(419,844)	$36,043,028
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	-	(1,715,087)	(1,715,087)
Proceeds from sale of common stock, net of financing fees of $19,467	-	-	901,488	901	628,525	-	-	-	-	-	629,426
Shares issued in lieu of cash	-	-	2,500,000	2,500	692,905	-	-	-	-	-	695,405
Shares issued pursuant to warrant exchange agreement	-	-	950,063	950	(950)	-	-	-	-	-	-
Stock-based compensation	-	-	680,000	680	993,627	-	-	-	-	-	994,307
Proceeds from exercise of warrants, net of financing fees of $372,109	-	-	2,332,000	2,332	3,866,536	-	-	-	-	-	3,868,868
Deemed dividend on warrant inducement	-	-	-	-	6,195,024	-	-	-	(6,195,024)	-	-
Debt exchanges	-	-	343,112	343	199,657	-	-	-	-	-	200,000
Net loss	-	-	-	-	-	-	-	-	(16,183,018)	-	(16,183,018)
Balance at December 31, 2024	-	$-	23,689,135	$23,689	$141,583,625	$(20)	86,497	$(917,159)	$(114,022,275)	$(2,134,931)	$24,532,929

The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HEALTH INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(16,183,018)	$(18,542,654)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and amortization expense	1,219,355	590,691
Amortization of right-of-use assets	29,883	23,686
Bad debt expense	4,638,555	11,850,788
Impairment charges	454,280	-
Provision for extraordinary tax charges	-	578,425
Shares issued in lieu of cash	-	96,888
Lease expense	286,765	365,639
Interest on finance leases	2,066	2,903
Stock-based compensation	1,689,712	577,931
Deferred income taxes	(11,843)	78,553
Gain on extinguishment of debt	-	(1,910,967)
Bargain purchase gain	-	(1,440,249)
Change in fair value of the derivative liability	-	(3,384)
Gain on net change in fair value of equity investments	(2,470)	(4,584)
Other income	-	(928)
Changes in assets and liabilities:
Accounts receivable	1,367,136	(5,484,213)
Accounts receivable - related party	(136,028)	1,457,845
Inventory	146,451	(890,903)
Prepaid expenses and other assets	(1,320,365)	(579,467)
Prepaid expenses and other current assets - related party	(1,191,096)	(913,574)
Accounts payable and accrued expenses	(205,791)	644,838
Accounts payable and accrued expenses - related party	1,252,340	71,777
Accrued interest	69,070	(115,668)
Lease liabilities	(285,945)	(373,816)
Taxes payable	-	(128,801)
Other current liabilities	141,204	(1,359,180)
Other liabilities	322,705	(227,575)
NET CASH USED IN OPERATING ACTIVITIES	(7,717,034)	(15,635,999)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from loan receivable	468,974	806,464
Cash paid for the acquisition of Cana	-	(5,230,593)
Loan receivable - related party	-	(168,469)
Purchase of intangible assets	(849,168)	(6,189,564)
Advances for building's acquisition	-	(1,665,000)
Purchase of property and equipment	(418,075)	(1,313,195)
NET CASH USED IN INVESTING ACTIVITIES	(798,269)	(13,760,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of convertible note payable	-	(100,000)
Payment of note payable	(1,092,121)	(1,611,774)
Proceeds from note payable	865,600	1,057,540
Payment of related party loan	(25,968)	-
Proceeds from related party loan	19,476	-
Payment of lines of credit	(25,123,635)	(19,532,735)
Proceeds from lines of credit	25,939,953	20,193,343
Proceeds from the issuance of common stock	649,039	10,000,017
Proceeds from the exercise of warrants	4,240,977	3,533,741
Payments of financing fees	(391,575)	(717,888)
Payments of finance lease liability	(35,062)	(27,786)
Payments for purchase of treasury stock	-	(100,452)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,046,684	12,694,007

Effect of exchange rate changes on cash	(49,471)	(214,139)

NET CHANGE IN CASH	(3,518,090)	(16,916,488)

CASH AT BEGINNING OF YEAR	3,833,195	20,749,683
CASH AT END OF YEAR	$315,105	$3,833,195

Supplemental Disclosure of Cash Flow Information

Cash paid during the year:
Interest	$704,839	$406,885
Income tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Common shares issued for acquisition of customer base	$-	$316,081
Common shares issued for acquisition of Cana	$-	$138,667
Closing of acquisition of Cloudscreen	$637,080	$-
Deemed dividend reclassified upon elimination of its redemption provision	$-	$372,414
Deemed dividend upon warrant exchange	$6,195,024	$-
Common stock issued to employees	$695,405	$-
Common stock issued to consultants	$994,160	$-

The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Cosmos Health Inc. and its subsidiaries (Nasdaq: COSM), (“us”, “we”, the “Group”, or the “Company”) are an international healthcare group headquartered in Chicago, Illinois. The Group is engaged in the nutraceuticals sector through its own proprietary lines of products “Sky Premium Life” and “Mediterranation”. The Company is operating in the pharmaceutical sector as well, through the provision of a broad line of branded generics and OTC medications. In addition, the Group is involved in the healthcare distribution sector through its subsidiaries in Greece and the UK, serving retail pharmacies and wholesale distributors. The Company is strategically focusing on the research and development (“R&D”) of novel patented nutraceuticals and specialized root extracts as well as on the R&D of proprietary complex generics and innovative OTC products. The Company has developed a global distribution platform and is currently expanding throughout Europe, Asia, the UAE and North America. The Company has offices and distribution centers in Thessaloniki and Athens, Greece and Harlow, UK.

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

Acquisition Accounting

Cloudscreen

On January 23, 2024, the Company completed the acquisition of Cloudscreen, a cutting-edge Artificial Intelligence (AI) powered platform. The acquisition is pursuant to the purchase agreement announced on October 11, 2023. Cloudscreen is a multimodal platform specialized in drug repurposing, a process that involves uncovering new target proteins or indications for existing drugs for use in treating different diseases. The total purchase price amounted to $637,080 and consisted of 280,000 shares of common stock with a fair value of $319,200 and an amount of $317,880 to be settled in cash during 2024 based on the Promissory Note signed on October 10, 2023. The Company accounted for the acquisition as an asset acquisition in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, (“ASC 805”) and recorded $637,080 as “Other assets” related to the technology platform acquired. The total amount was reclassified to “Goodwill and intangible assets, net” in January 2024 with the closing of the agreement (refer to Note 20).

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

During the year ended December 31, 2024, the Company recognized an impairment charge of $131,032 related to the technology platform. This decision followed management’s assessment that the asset’s recoverability was no longer supportable due to changes in market conditions and a shift in strategic priorities. Specifically, the telehealth platform was no longer in use and did not generate revenues, as the Company elected not to focus on the telehealth business segment. As a result, the unamortized balance of the intangible asset was effectively written off. The impairment charge is recorded within “Other income (expense), net” in the Consolidated Statement of Operations for the year ended December 31, 2024.

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

On January 6, 2023, the Company agreed to purchase land and building located in Montreal, Canada from a third-party vendor. The total purchase price amounts to $3,950,000 and the closing date of the agreement based on the amendment signed on July 19, 2023, was December 31, 2023. As of December 31, 2024, the Company has made prepayments of $2,000,020 classified as “Advances for building’s acquisition” on the Company’s consolidated balance sheets.

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

Going Concern

The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the continuation of the Company as a going concern. For the year ended period December 31, 2024, the Company had revenue of $54,426,402, net loss of $16,183,018 and net cash used in operations of $7,717,034. Additionally, as of December 31, 2024, the Company had negative working capital of $296,193, an accumulated deficit of $114,022,275, and stockholders’ equity of $24,532,929. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date of this filing.

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

Management’s plans include expansion of brand name products to the market, expanding the current product portfolio, and evaluating acquisition targets to expand distribution. The exclusive distribution agreement signed for its Sky Premium Life products in the United Arab Emirates (“UAE”) and the significant orders already received, are expected to substantially strengthen its operating cash flow. Furthermore, the Company intends to vertically integrate the supply chain distribution network. On top of that, the Company plans to access the capital markets further in order to raise additional funds through equity offerings. More specifically, commencing from August 2025, the Company will be eligible to utilize an S-3 registration statement, (12 months following the date that the Company had regained compliance with Listing Rule 5250(c)(1) (the “Filing Rule”)), to be in a position to raise equity capital more efficiently in conjunction with utilizing potential equity proceeds by its outstanding warrants. Management’s plans also include postponing certain debt repayments, through achieving favorable amendments to its debt facilities and in parallel intends to make substantial efforts to receive additional debt financing. Moreover, the Company’s management is considering of postponing certain repayments of suppliers and creditors. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described herein and eventually secure other sources of financing and attain profitable operations.

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

Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which amends the requirement on the measurement and recognition of expected credit losses for financial assets held. Furthermore, amendments ASU 2019-10 and ASU 2019-11 provided additional clarification for implementing ASU 2016-13. ASU 2016-13 is effective for the Company beginning January 1, 2023, with early adoption permitted. The Company adopted the standard on January 1, 2023, and the standard did not have a material impact on the Company’s consolidated financial statements and related disclosures. The Company is exposed to credit losses primarily through sales to its customers and the loans that it has provided. The Company assesses each customer’s/ borrower’s ability to pay, and a credit loss estimate by conducting a credit review which includes consideration of established credit rating, or an internal assessment of the customer’s creditworthiness based on an analysis of their payment history when a credit rating is not available. The Company monitors credit exposure through active review of customer balances. In accordance with ASC 326 and the Current Expected Credit Loss (CECL) framework, the Company has elected to apply the practical expedient available for its trade receivables, which are short-term in nature and do not contain a significant financing component. The Company applies a loss-rate method for calculating expected credit losses (“ECL”) on accounts receivable, based on a combination of historical experience, industry data, and adjustments for current conditions and reasonable and supportable forecasts. Receivables are grouped into four aging buckets, with loss rates applied as follows: 1% for receivables aged 0–30 days, 2% for receivables aged 31–60 days, 3% for receivables aged 61–90 days, and 5% for receivables aged over 90 days. These loss rates are based on management’s expectations, which are further supported by external benchmarks, due to the Company’s limited history of actual write-offs. The resulting provision for expected credit losses is recognized in net income and is included in “General and administrative expenses”. Receivables that are deemed uncollectible are written off against the allowance when it is determined that they are no longer recoverable.

Foreign Currency Translation and Other Comprehensive Loss

The functional currency of the Company’s subsidiaries is the Euro and British Pound. For financial reporting purposes, both the Euro (“EUR”) and British Pound (“GBP”) have been translated into United States dollars ($ and/or “USD”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity (deficit) as “Accumulated other comprehensive income (loss)”. Gains and losses resulting from foreign currency transactions are included in the statements of operations and comprehensive loss as other comprehensive loss. There have been no significant fluctuations in the exchange rate for the conversion of EUR or GBP to USD after the balance sheet date.

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

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

As of December 31, 2024, and 2023, the exchange rates used to translate amounts in Euros into USD and British Pounds into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2024	December 31, 2023
Exchange rate on balance sheet dates
EUR: USD exchange rate	1.0351	1.1062
GBP: USD exchange rate	1.2521	1.2743

Average exchange rate for the period
EUR: USD exchange rate	1.0820	1.0817
GBP: USD exchange rate	1.2781	1.2440

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2024, and December 31, 2023, there were no cash equivalents.

The Company maintains bank accounts in the United States denominated in U.S. Dollars, in Greece denominated in Euros, U.S. Dollars and Great Britain Pounds (British Pounds Sterling), and in Bulgaria denominated in Euros. The Company also maintains bank accounts in the United Kingdom, denominated in Euros and Great Britain Pounds (British Pounds Sterling). As of December 31, 2024 and 2023, the aggregate amount in these foreign accounts were $293,040 and $1,047,738, respectively. Additionally, as of December 31, 2024, and 2023, the Company had cash on hand in the amount of $15,067 and $48,590, respectively.

Reclassifications to Prior Year Financial Statements and Adjustments

Certain reclassifications have been made in the Company’s financial statements of the prior year to conform with current year presentation.  As of December 31, 2023, $123,409 was reclassified from “Property and equipment, net” to “Goodwill and intangible assets, net”. Moreover, $164,859 was reclassified from “General and administrative expenses” to “Research and Development costs”. These reclassifications had no impact on earnings or stockholders’ equity.

Accounts Receivable & Allowance for Doubtful Accounts

Accounts receivable are stated at their net realizable value. The allowance for credit losses against gross accounts receivable reflects the best estimate of probable losses inherent in the receivables’ portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. As of December 31, 2024 and 2023, the Company’s allowance for credit losses and doubtful accounts was $22,799,219 and $19,686,091, respectively. Below is the summary of changes in the allowance for doubtful accounts:

December 31, 2024

Balance as of January 1, 2024	$19,686,091
Provisions for credit losses	58,913
Provisions for doubtful accounts	4,579,641
Foreign exchange adjustments	(1,525,426)
Balance as of December 31, 2024	$22,799,219

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Tax Receivables

The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of its business in most of the countries in which it operates related to the procurement of merchandise and/or services it acquires and/or on sales and taxable income. The Company also collects VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services it sells. If the output VAT exceeds the input VAT, this creates a VAT payable to the government. If the input VAT exceeds the output VAT, this creates a VAT receivable from the government. The VAT tax return is filed on a monthly basis offsetting the payables against the receivables. In observance of EU regulations for intra-EU cross-border sales, our subsidiaries in Greece, SkyPharm, CANA and Cosmofarm, do not charge VAT for sales to wholesale drug distributors registered in other European Union member states. As of December 31, 2024 and 2023, the Company had a VAT net receivable balance of $534,263 and $187,512 respectively, recorded in the consolidated balance sheets as “Prepaid expenses and other current assets”.

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

The Company writes down inventories to net realizable value based on physical condition, expiration date and current market conditions, as well as forecasted demand. The Company’s inventories are not highly susceptible to obsolescence. Many of the Company’s inventory items are eligible for return to our suppliers when pre-agreed product requirements, including, but not limited to, physical condition and expiration date, are not met. No significant judgments have been applied in estimating the selling price of our inventory.

Property and Equipment, net

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated on a straight-line basis over the useful lives (except for leasehold improvements which are depreciated over the lesser of the lease term or the useful life) of the assets as follows:

Estimated Useful Life
Leasehold improvements and technical works	Lesser of lease term or 25 years
Buildings	25-30 years
Vehicles	6 years
Machinery	20 years
Furniture, fixtures and equipment	5–10 years
Computers	3 years

Depreciation expense was $387,036 and $353,043 for the years ended December 31, 2024 and 2023, respectively.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Long-lived Assets, property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. For the years ended December 31, 2024, and 2023, the Company has recorded impairment charge of $291,980 and $0, respectively. The impairment charge for the period ended December 31, 2024 concerns a number of the Company’s branded pharmaceuticals purchased by Doc Pharma SA, pursuant to the agreement signed on June 28, 2023, which the Company does not currently intend to launch in the market and the “write-off” of the telehealth platform owned by the Company’s fully owned subsidiary, Zip Doctor Inc, which the Company does not currently utilize. Both assets were included in “Goodwill and intangible assets, net” in the Company’s Consolidated Balance Sheets.

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

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of five years for an import/export license and a useful life of ten years for the pharmaceutical and nutraceutical products licenses included in Note 4 as “Licenses”. A useful life of ten years is also used for the platforms included in Note 4 as “Software” as long as the customer bases. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. As of December 31, 2024, no revision to the remaining amortization period of the intangible assets was made. For the years ended December 31, 2024 and 2023, the Company has recorded impairment charge of $291,980 and $0, respectively concerning a number of its intangible assets. The impairment charge for the period ended December 31, 2024, concerns a number of the Company’s branded pharmaceuticals purchased by Doc Pharma SA, pursuant to the agreement signed on June 28, 2023, which the Company does not currently intend to launch in the market and the “write-off” of the telehealth platform owned by the Company’s fully owned subsidiary, Zip Doctor Inc, which the Company does not currently utilize.

Amortization expense was $793,836 and $239,841 for the years ended December 31, 2024 and 2023, respectively.

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

As of December 31, 2024, investments consisted of: (i) 3,000,000 shares of ICC International Cannabis Corp., which traded at a closing price of $0 per share or a value of $0, and (ii) 16,666 shares of National Bank of Greece, which traded at a closing price of $0.79 per share or value of $12,766. Additionally, the Company has $7,665 in equity securities of Pancreta Bank, which are revalued annually. As of December 31, 2023, investments consisted of: (i) 3,000,000 shares of ICC International Cannabis Corp., which traded at a closing price of $0 per share or a value of $0, and (ii) 16,666 shares of National Bank of Greece, which traded at a closing price of $0.70 per share or value of $11,596. Additionally, the Company has $8,479 in equity securities of Pancreta Bank, which are revalued annually. See Note 2 for additional investments in equity securities.

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

The following table presents assets that are measured and recognized at fair value as of December 31, 2024 and 2023, on a recurring basis:

	December 31, 2024			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – ICC International Cannabis Corp.	$-	-	-	$-
Marketable securities – National Bank of Greece	12,766	-	-	12,766
	$12,766			$12,766

	December 31, 2023			Total Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities – ICC International Cannabis Corp.	$-	-	-	$-
Marketable securities – National Bank of Greece	11,596	-	-	11,596
	$11,596			$11,596

In addition, ASC 825-10-25, Fair Value Option, (“ASC 825-10-25”), expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

Our financials also included the following financial instruments as of December 31, 2024: cash, accounts receivable, inventory, prepaid expenses, loans receivable, accounts payable, notes payable and lines of credit. Except for the loans receivable which carry fixed interest rates, the carrying value of the remaining instruments, approximates fair value due to their short-term nature.

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

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Customer Advances

The Company receives prepayments from certain customers for pharmaceutical products prior to those customers taking possession of the Company’s products. The Company records these receipts as current liabilities until it has met all the criteria for recognition of revenue including passing control of the products to its customer, at such point, the Company will reduce the customer advances balance and credit the Company’s revenues. As of December 31, 2024 and December 31, 2023 the Company had $363,708 and $451,575 included in “Other current liabilities” in the Company’s Consolidated Balance Sheets.

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

Wholesale revenue and sales of own branded nutraceutical and pharmaceutical products

The Company has contracts or signed partnership forms (usual in the wholesale sector of the pharma industry) with its customers, stipulating the enforceable rights and obligations. The Company is responsible for transferring the goods to the customer’s location, which represents its sole performance obligation. Thus, the transaction price, which is predetermined in most of the products sold, is exclusively allocated to this performance obligation. Revenue is recognized at a single point in time, which is upon issuance of the corresponding sales invoice. The Company has assessed the impact of the items invoiced but not delivered to the customer’s location as of December 31, 2024 and 2023, and deemed that it had no material effect.

Pharma manufacturing

The Company has active contracts with its customers, stipulating the enforceable rights and obligations. The Company is responsible for the manufacturing and the packaging of specific products assigned by its customers, which represents its performance obligations to which the Company allocates the transaction price determined. The customers are responsible for providing the raw materials to the Company. Revenue is recognized over a period of time, which is during the production and packaging period of the respective products. As of December 31, 2024 and 2023  there were no products or batches of products for which the production or packaging phase was in progress.

Medihelm SA

Commencing from January 1, 2023, and pursuant to the agreement with Medihelm, the exclusive distributor of the Company’s own proprietary line of nutraceuticals, the Company considered the transaction price to be variable and records an estimate of the transaction price, subject to the constraint for variable consideration. The Company is basing the change in transaction price with the exclusive distributor through assessment of significant overdue receivables from the exclusive distributor, which the Company reassesses each reporting period. Through this assessment, the Company applied the “expected value” model under ASC 606-10-32-5 and had applied specific constraints to revenue due from the customer at the end of each reporting period. Following the application of the “expected value” model, the Company deferred an amount of $367,000 and recorded it against the sales to Medihelm for the year ended December 31, 2023. However, during 2024, the Company’s sales to Medihelm SA were limited and significantly constrained since the Company only sold to Medihelm items that were “out of stock” or newly launched. Thus, the Company recorded a reversal to the cumulative effect of the discounted sales to Medihelm, which is an accounting approach followed in 2023, due to the significantly low collectability of the past sales. This was no longer required following the significant allowance recorded in 2023 and the limited sales in 2024 and thus reversed. The reversal of $367,000 was included in “Other income (expense), net” in the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company does not consider that sales to any other customer include a variable component as of December 31, 2024.

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

The Company had no clients which contributed 10% or more of revenue and accounts receivable, respectively for the years ended December 31, 2024 and 2023.

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

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At December 31, 2024, we believe our United Kingdom and Greece deferred tax assets will not be realized, as such, we did not record a reversal on the full valuation approach we followed during the period ended December 31, 2023.

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

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Retirement and Termination Benefits

Under Greek labor law, employees are entitled to lump-sum compensation in the event of termination or retirement. The amount depends on the employee’s work experience and remuneration as of the day of termination or retirement. If an employee remains with the company until full-benefit retirement, the employee is entitled to a lump-sum equal to 40% of the compensation to be received if the employee were to be dismissed on the same day. The Company periodically reviews the uncertainties and judgments related to the application of the relevant labor law regulations to determine retirement and termination benefits obligations of its Greek subsidiaries. The Company has evaluated the impact of these regulations and has identified a potential retirement and termination benefits liability. The amount of the liability as of December 31, 2024, and December 31, 2023, was $377,264 and $408,665, respectively, and has been recorded as a long-term liability within the consolidated balance sheets (“Other liabilities”). The Company engaged an actuarial expert for the first time, during the period ended December 31, 2023, and thus the liability of $408,665 is the cumulative effect of the 2-year period ended December 31, 2023. Management did not engage an actuarial expert for the 12-month period ended December 31, 2024, since there were no circumstances indicating that there would be a significant change to the liability recorded and thus the movement compared to 2023, solely relates to the foreign exchange effect.

Basic and Diluted Net Loss per Common Share

Basic income per share is calculated by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period and, when dilutive, potential shares from stock options, warrants and any convertible instruments to purchase common stock, using the treasury stock method. In accordance with ASC 260, Earnings Per Share, the following table reconciles basic shares outstanding to fully diluted shares outstanding.

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net loss per share for the years ended December 31, 2024 and 2023 as such shares would have had an anti-dilutive effect:

	2024	2023
Common Stock Warrants	12,926,507	8,561,476
Common Stock Options	-	-
Convertible Debt	-	-
Total	12,926,507	8,561,476

Common stock equivalents are included in the diluted income per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued final guidance which requires disaggregated disclosures of certain categories of expenses that are included in expense line items on the face of the income statement. The disclosure is required on an annual and interim basis. The guidance also requires the total amount of selling expenses to be disclosed and, on an annual basis, the definition of selling expenses. The new disclosure requirements are effective for annual reporting periods beginning after December 15, 2026. Entities are permitted to adopt these disclosure requirements earlier than the mandated dates if they choose to do so. This new guidance will result in increased disclosures in the notes to our financial statements.

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. This guidance expands public entities’ segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied retrospectively to all prior periods presented in an entity’s financial statements. The Company has completed its evaluation of this guidance and has implemented the standard. A respective disclosure has been included in Note 19 (Segment Reporting) to the consolidated financial statements.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3 –EQUITY METHOD INVESTMENTS

Distribution and Equity Agreement

On March 19, 2018, the Company entered into a Distribution and Equity Acquisition Agreement with Marathon Global Inc. (“Marathon”), a company incorporated in the Province of Ontario, Canada. Marathon was formed to be a global supplier of cannabis, cannabidiol (CBD) and/or any cannabis extract products, extracts, ancillaries and derivatives (collectively, the “Products”). The Company was appointed the exclusive distributor of the Products initially throughout Europe and on a non-exclusive basis wherever else lawfully permitted. The Company has no present intention to distribute any Products under this Agreement in the United States or otherwise participate in cannabis operations in the United States. The Company intended to await further clarification from the U.S. Government on cannabis regulation prior to determining whether to enter the U.S. domestic market.

The above transaction closed on May 22, 2018 after the due diligence period, following which the Company received: (a) a 33 1/3% equity interest or 5 million shares in Marathon as partial consideration for the Company’s distribution services; and (b) cash of CAD $2,000,000, subject to repayment in common shares of the Company if it failed to meet certain performance milestones. The Company was entitled to receive an additional CAD $2,750,000 upon the Company’s receipt of gross sales of CAD $6,500,000 and an additional CAD $2,750,000 upon receipt of gross sales of CAD $13,000,000. The Company was also given the right to nominate one director to the Marathon board of directors. Since Marathon was a newly formed entity with no assets and no activity, the Company attributed no value to the 5 million shares in Marathon which was received as consideration for the distribution services.

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

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Cosmo Farmacy LP

In September 2019, the Company entered into an agreement with an unaffiliated third party to incorporate CosmoFarmacy L.P. for the purpose of providing strategic management consulting services and the retail trade of pharmaceutical products, and OTC to pharmacies. CosmoFarmacy was incorporated with a 30-year term through May 31, 2049. The unaffiliated third party is the general partner (the “GP”) of the limited partnership and is responsible for management and decision-making associated with CosmoFarmacy. The initial share capital was set to EUR 150,000 ($163,080) which was later increased to EUR 500,000 ($543,600). The GP contributed the pharmacy license (the “License”) valued at EUR 350,000 (30-year term) to operate the business of CosmoFarmacy in exchange for a 70% equity ownership. The Company is a limited partner and contributed cash of EUR 150,000 ($163,080) for the remaining 30% equity ownership. CosmoFarmacy is not publicly traded, and the Company’s investment has been recorded using the equity method of accounting.  During the 12-month period ended December 31, 2024, the Company determined that its investment in CosmoFarmacy LP was fully impaired. As the entity is currently dormant and has not published or provided any financial statements, whether audited or unaudited, to substantiate the carrying value of the investment, management concluded that there was no reasonable expectation of recovery. Accordingly, the Company recognized a full impairment loss on the investment, writing off its entire carrying amount. As a result, the Company has determined that the investment no longer holds any recoverable value. The value of the investment as of December 31, 2024 and December 31, 2023, was $0 and $160,470, respectively, and is included in “Other assets” on the Company’s consolidated balance sheets.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following on December 31, 2024 and 2023:

	2024	2023
Land	$3,322,780	$3,551,018
Buildings and improvements	4,526,432	4,787,963
Leasehold improvements	3,405	3,639
Vehicles	265,261	285,388
Furniture, fixtures and equipment	2,846,657	2,661,337
	10,964,535	11,289,345
Less: Accumulated depreciation and amortization	(1,275,030)	(957,255)
Total	$9,689,505	$10,332,090

Depreciation expense was $387,036 and $353,043 for the years ended December 31, 2024 and 2023, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2024 and 2023:

	2024	2023
License	$7,257,938	$6,876,169
Trade name / mark	390,188	392,197
Customer base	626,397	602,204
Software	1,113,840	373,067
	9,388,363	8,243,637
Less: Accumulated amortization & impairment
License	(1,117,341)	(326,795)
Trade name / mark	(36,997)	(36,997)
Customer base	(174,279)	(110,161)
Software	(352,909)	(11,789)
Subtotal	7,706,837	7,757,895
Goodwill	49,697	49,697
Total	$7,756,534	$7,807,592

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Amortization expense was $793,836 and $239,841 for the years ended December 31, 2024, and 2023, respectively. In addition, the Company recorded an impairment charge of $291,980 for the year ended December 31, 2024 ($0 for the year ended December 31, 2023), related to a telehealth platform categorized as software under intangible assets and certain pharmaceutical products classified under the "licenses" category. These impairments were recognized due to indications of diminished recoverability based on management’s assessment of market conditions and expected future cash flows. On December 31, 2024, the estimated aggregate amortization expense for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows:

Year	Amount
2025	$861,557
2026	862,445
2027	862,148
2028	861,775
2029	842,441
Thereafter	3,061,271
Sum	$7,351,637

NOTE 6 – LOAN RECEIVABLE

On October 30, 2021, the Company entered into an agreement for a ten-year loan with Medihelm SA to memorialize €4,284,521 ($4,849,221) in prepayments the Company had made. The prepayments to Medihelm SA had been made in accordance with the parallel export business, through which Medihelm supplied and would supply SkyPharm SA with branded pharmaceuticals. This business is no longer in place for the Company and thus the Company entered into this agreement with Medihelm SA in order for the outstanding amount to be settled. Interest is calculated at a rate of 5.5% per annum on a 360-day basis. Under the terms of the agreement, the Company is to receive 120 equal payments over the term of the loan. As of December 31, 2023, the Company had a short-term receivable balance of $411,858 and a long-term receivable balance of $3,509,200 under this loan. During the year ended December 31, 2024, the Company received €223,914 ($231,774) in principal payments such that as of December 31, 2024, the Company had a short-term receivable balance of $614,473 and a long-term receivable balance of $2,876,523 under this loan. The Company also received €107,144 ($110,904) in interest payments during year ended December 31, 2024. The Note is considered fully recoverable as of December 31, 2024.

NOTE 7 – CAPITAL STRUCTURE

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock, of which 6,000,000 are designated as Series A convertible preferred stock. The preferred stock has a liquidation preference over the common stock and is non-voting. As of December 31, 2024 and 2023, all Series A convertible preferred stock had been converted, and no preferred shares were issued and outstanding.

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

Each holder is entitled to receive dividends in shares of Series A Preferred Stock or cash determined based on the stated value of each Series A Preferred Stock at the dividend rate of 8.0% per year. For the year ended December 31, 2022, the Company recorded $372,414 as a deemed dividend in accordance with the Series A Preferred Stock cumulative dividend. As of December 31, 2022, the cumulative dividend has been recorded as mezzanine equity. Following, Mr. Siokas waiver of the right to receive the dividends on February 26, 2024 and the unanimous written consent of the Company’s Board of Directors on February 29, 2024, through which was resolved that the Company shall remove all accrued and unpaid dividends payable to the previous holders of Series A Preferred stock, the Company eliminated the total deemed dividend of $372,414 through retained earnings. Thus, the balance of mezzanine equity as of December 31, 2023, was $0.

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

Treasury stock

As of December 31, 2024 and 2023, the Company held 86,497 and 86,497, respectively, shares of its common stock at a cost of $917,159 and $917,159, respectively. Shares of common stock that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. Cosmos may repurchase shares from time to time through open market purchases in accordance with applicable securities laws and other restrictions. The Company repurchased 71,000 shares of its common stock for $100,452 during the year ended December 31, 2023.

On January 24, 2023, the Company announced that its Board of Directors has approved a share repurchase program with authorization to purchase up to $3 million of its common stock. Cosmos may repurchase shares from time to time through open market purchases in accordance with applicable securities laws and other restrictions.

Mezzanine Equity

The Series A Shares are recorded as mezzanine equity in accordance with ASC 480 at its initial net carrying value in the amount of $5,452,300. The Series A Shares are recorded as mezzanine equity in accordance with ASC 480 as the Company may be obligated to issue a variable number of shares at a fixed price known at inception and there is no maximum number of shares that could potentially be issued upon conversion. In this instance, cash settlement would be presumed and the Series A Shares are classified as mezzanine equity in accordance with ASC 480-10-S99. Immediately upon effectiveness of the registration statement registering for resale of all the common stock issuable under the Series A Shares, all outstanding Series A Shares shall automatically convert into common stock. However, following the reset of the conversion price to $15.54 on June 14, 2022, the number of shares to be issued upon conversion became fixed.

As of December 31, 2022, 6,000 of the Series A Shares had been converted into 386,588 shares of common stock in accordance with the terms of the agreements and thus an amount of $5,452,300 was reclassified from mezzanine equity to common stock and additional paid-in capital, in the aggregate.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Common Stock

The Company is authorized to issue 300 million shares of common stock. As of December 31, 2024 and 2023, the Company had 23,689,161 and 15,982,472 shares of our common stock issued, respectively, and 15,895,975 and 23,602,664 shares outstanding, respectively.

Issuance of Common Stock

During the 12 months ended December 31, 2024, the Company raised additional equity funds through two Prospectus Supplements to its Registration Statement on Form S-3 (No. 333-267550) filed with the SEC on February 29 and March 7, 2024. More specifically, the Company sold 901,488 shares of common stock for gross proceeds of $648,893. Placement agent’s fees and other commissions amounted to $19,467 and thus the total net proceeds for the period were $629,426.

On July 1, 2024, the Company entered into a consulting agreement with a third-party consultant for the provision of a variety of services such as preparation of press releases and other publications, relationship management and other additional services as described in the respective agreement. The agreement has a duration of sixteen months, and the consultant will solely receive stock consideration for the services rendered. More precisely, they have been awarded a total of 240,000 shares of the Company’s common stock valued at a total of $264,000 based on the fair value of the Company’s common stock as of the agreements’ date.

On September 16, 2024, the Company’s Board of Directors approved incentive stock awards for the CEO, the CFO, certain officers and directors and other key employees of the Company pursuant to the 2023 Plan adopted on August 21, 2023. The awards are in the form of restricted stock and will vest in two parts: 50% on September 16, 2025 and 50% on September 16, 2026. A total of 2,500,000 shares were awarded and issued as of September 16, 2024, subject to certain claw-back restrictions.

On November 21, 2023, the Company had entered into certain consulting agreements with four third-party consultants for the provision of a variety of services such as digital marketing, advisory services relating to target acquisitions and M&As and other additional services as described in the respective agreements. The agreements have a duration from 10 to 18 months and the consultants will solely receive stock consideration for the services rendered. More precisely, they have been awarded a total of 970,000 shares of the Company’s common stock valued at a total of $999,100 based on the fair value of the Company’s common stock as of the agreements’ date. On September 17, 2024, the termination date of two out of the four consulting agreements were extended and the consultants received additional 440,000 shares as complementary compensation for the extended services to be provided, valued at a total of $501,600 based on the fair value of the Company's common stock as of the agreements' date.

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

On December 20, 2024, the Company issued 257,334 shares of common stock priced at $0.5829, which is the fair market value of our stock on the date of the agreement, to Grigorios Siokas, the CEO of the Company, in exchange for $150,000 of debt. The debt related to unpaid salaries and bonuses, the Company had due to Mr. Siokas, as of December 31, 2024.

On December 20, 2024, the Company issued 85,778 shares of common stock priced at $0.5829, which is the fair market value of our stock on the date of the agreement, to Georgios Terzis, the CFO of the Company, in exchange for $50,000 of debt. The debt related to unpaid salaries and bonuses, the Company had due to Mr. Terzis, as of December 31, 2024.

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

The July 20, 2023, Securities Purchase Agreement triggered a down round provision for 782,610 previously issued warrants.  The Company recorded a deemed dividend in the amount of $15,385, which was calculated using the Black-Scholes option pricing model with the following assumptions: a) exercise prices of $11.50 before repricing and $2.75 after repricing, b) common stock fair value of $1.89, c) volatility of 253.1% before repricing and 234.7% after repricing, d) discount rate of 4.26% before repricing and 4.03% after repricing, e) terms of 4.42 years before repricing and 5.51 years after repricing and f) dividend rate of 0%.

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

On December 29, 2023, the Company had entered into a warrant exchange agreement (the “Warrant Exchange”) with an investor to reduce the exercise price of 2,437,063 warrants from $2.75 per share to $1.45 per shares as an inducement to exercise. The Company issued 1,487,000 shares of common stock, held 950,063 shares in escrow until the investor’s beneficial ownership limitation allows for the transfer of the escrow shares, and received gross cash proceeds of 3,533,741. The 950,063 shares were issued on December 1, 2024 but were already valued in the year ended December 31, 2023.

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

Exercise of Warrants

During the year ended December 31, 2024, the Company issued 2,332,000 shares of common stock upon the exercise of 2,332,000 warrants. The Company received gross proceeds of $4,240,977 upon exercise. The net proceeds after deducting legal, agent and escrow fees of $372,109 amounted to $3,868,868. The warrants were exercised following the Warrant Inducement letter the Company signed on September 26, 2024, through which their exercise price was reduced from $1.45 to $0.8701.

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

No options warrants or other potentially dilutive securities other than those disclosed above have been issued as of December 31, 2024.

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

The domestic and foreign components of income (loss) before (benefit from) provision for income taxes were as follows:

	December 31, 2024	December 31, 2023
Domestic	$(6,700,828)	$(2,832,980)
Foreign	(9,482,180)	(15,709,674)
	$(16,183,018)	$(18,542,654)

The components of the (benefit from) provision for income taxes are as follows:

	December 31, 2024	December 31, 2023
Current tax provision
Federal	$-	$-
State	-	-
Foreign	-	-
Total current tax provision	$-	$-

Deferred tax provision
Domestic	$-	$-
State	-	-
Foreign	-	-
Total deferred tax provision	$-	$-

Total current provision	$-	$-

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2024 and 2023 is as follows:

	December 31, 2024	December 31, 2023
US
Loss before income taxes	$(16,183,018)	$(18,542,654)
Taxes under statutory US tax rates	$(3,398,434)	$(3,893,957)
Increase (decrease) in taxes resulting from:
Increase in valuation allowance	$3,904,140	$4,339,572
Foreign tax rate differential	$111,774	$245,518
Permanent differences	$(99,080)	$(448,032)
Prior period adjustments	$4,020	$(151,879)
State taxes	$(522,420)	$(91,222)
Income tax expense	$-	$-

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	December 31, 2024	December 31, 2023
Net operating loss carryforward	$10,977,546	$7,621,277
Capital loss carryforward	801,744	801,744
Section 163(j) carryforward	469,387	563,138
Foreign exchange	129,916	129,916
Allowance for doubtful accounts	4,991,818	4,404,277
Accrued expenses	333,260	261,466
Mark to market adjustment in securities	358,761	358,761
Lease liability	258,682	261,377
Capitalized research & development costs	(8,208)	52,261
Depreciation	(35,734)	(35,734)
Total deferred tax assets	18,277,172	14,418,483

Intangibles	31,932	(15,845)
Inventory	(170)	4,853
Right of use asset	(256,075)	(258,770)
Goodwill	(10,980)	(10,980)
Total deferred tax liabilities	(235,293)	(280,742)
Valuation allowance	(18,041,879)	(14,137,741)
Net deferred tax assets	$-	$-

As of December 31, 2024, the Company had total net operating loss ("NOL") carryforwards of approximately $38,451,790. Of this amount, $10,386,689 relates to the Group’s foreign entities, while $28,065,101 pertains to its U.S. entities. These NOL carryforwards may be utilized to offset future taxable income, subject to potential limitations under Internal Revenue Code (IRC) Section 382.(“” Of the $28.1 million U.S. Federal NOL carryforwards, $2.5 million are pre-2018 and begin to expire in 2031. The remaining balance of 25.6 million are limited to utilization of 80% of taxable income but do not have an expiration.  At December 31, 2024, the Company had Greek NOL carryforwards of $3,384,922 and UK NOL carryforwards of $2,379,127. A valuation allowance exists for all operations except SkyPharm, based on a more likely than not criterion and in consideration of all available positive and negative evidence.

ASC 740 requires that the tax benefit of NOLs, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s history of domestic operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance, on all our deferred tax asset. Management considered all available evidence to when evaluating the realizability of foreign deferred tax assets by jurisdiction and concluded primarily based upon a strong earnings history that these deferred tax assets were more-likely-than-not realizable.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

The Company applied the “more-likely-than-not” recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of December 31, 2024 and December 31, 2023, respectively. We recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense.

The Company files income tax returns in Illinois, United States, and in foreign jurisdictions including Greece and the United Kingdom. As of December 31, 2024, all domestic tax years are open to tax authority examination due the availability of net operating loss deductions, 2010 through 2024. In Greece, the statute of limitations is open for five years, 2018 through 2023. In the United Kingdom, the statute of limitations is open for four years, 2019 through 2023. Currently, there are no ongoing tax authority income tax examinations.

NOTE 9 – RELATED PARTY TRANSACTIONS

Doc Pharma S.A.

Doc Pharma S.A. is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the son of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma S.A. in the past.

Prepaid expenses and other current assets – related party & Other assets – related party

As of December 31, 2024, and December 31, 2023, the Company had a prepaid balance of $3,284,052 and $4,347,184, respectively, to Doc Pharma. For the year ended December 31, 2024 the prepayment of approximately $2.6 million relates to purchases of inventory pursuant to the CMO agreement signed between the Company and Doc Pharma SA on October 10, 2020, $310k concern the purchase of pharmaceutical and nutraceutical licenses according to the May 17, 2021 R&D agreement and the remaining $362k relate to the current portion of the Royalty Agreement signed on December 31, 2024 between the and DocPharma SA (refer to “Research and Development” section of the MD&A). The non-current portion of the Royalty Agreement of $1,811,425 is included in “Other Assets – Related Party” in the Company’s Consolidated Balance Sheets as of December 31, 2024.

Accounts payable and accrued expenses – related party

As of December 31, 2024 and December 31, 2023, the Company had an accounts payable balance to Doc Pharma of $249,768 and $34,217, respectively. The December 31, 2024 balance concerns a trade payable balance that our subsidiary wholesaler, Cosmofarm SA, owes to Doc Pharma SA, concerning purchases of certain pharmaceutical products.

Accounts receivable – related party

Additionally, the Company had a receivable balance of $2,295,706 and $2,386,721 from Doc Pharma S.A. as of December 31, 2024, and December 31, 2023, respectively, which concerns trading receivables balances with the Company’s Greek and UK subsidiaries. As of December 31, 2024, a cumulative allowance for doubtful accounts of approximately $1.4 million has been recognized, effectively offsetting this balance.

Sales and Purchases

During the years ended December 31, 2024 and 2023, the Company purchased a total of $1,091,540 and $1,365,324 of products from Doc Pharma S.A., respectively and additionally sold a total of $781,386 and $619,637 of products to Doc Pharma, respectively.

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

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023, the Company has purchased €493,241 ($533,687) and €1,144,043 ($1,237,467), respectively, in inventory related to this agreement.

On May 17, 2021, Doc Pharma and the Company entered into a Research and Development (“R&D”) agreement whereby Doc Pharma will be responsible for the research, development, design, registration, copy rights and licenses of 250 nutritional supplements for the final products called Sky Premium Life®. These products will be sold in Greece and abroad. The total cost of this project will be €1,425,000 plus VAT and will be done over three phases as follows: Design & Development (€725,000); Control and Product Manufacturing (€250,000) and Clinical Study and Research (€450,000). SkyPharm has bought a total of as of 81 licenses at value of €554,500 ($593,204) which is 38.91% of the total cost, as of December 31, 2022. During the year ended December 31, 2023, 24 additional licenses were purchased at value of €475,014 ($525,461) and during the year ended December 31, 2024, 60 additional Sky Premium Life licenses were purchased for €710,000 ($734,921). The agreement will terminate on December 31, 2025.

On December 31, 2024, the Company signed an agreement with DocPharma SA (the “Licensor”), through which the Company obtained a royalty-bearing, exclusive worldwide license to actively commercialize the patents owned by the Licensor, through research and preclinical and clinical trials for the useful life of the patents, or for 20 years, whichever is longer. The patents, filed in 2016 and 2017 respectively, cover innovative treatments for cancer. The terms of the agreement include an initial payment of EUR 500,000 due by the end of 2024, followed by fixed annual payments of EUR 350,000 during the five-year Start-Up Term from 2025 to 2030. After the Start-Up Term, the Company will pay an 1.5% royalty on annual net sales of licensed products covered by an issued patent. Moreover, the Company retains an optional buy-out right for a total amount of EUR 7,500,000, which can be exercised with a 60-days notice and a 60-day close period. The Company also has the right to sublicense the patents. For the 12-month period ended December 31, 2024, the Company incurred EUR 500,000 ($517,550) in royalties concerning this agreement, which were included in “Research and Development costs” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Purchase of branded pharmaceuticals & generics

On June 28, 2023, the Company approved the purchase of five proprietary and innovative branded pharmaceuticals with significant market presence and material profit contribution from Zakalia Ltd., the parent company of Doc Pharma, for €1,800,000 ($1,965,600). The transaction was settled on a non-cash basis through the reduction, of an equivalent amount, of prepaid expense balances the Company held with Doc Pharma. The purchased branded pharmaceuticals are presented in “Goodwill and intangible assets, net” on the accompanying consolidated balance sheets. During the year ended December 31, 2024, the Company recognized an impairment charge of $160,947 related to two licenses that are no longer expected to be commercialized. The impairment was recorded after management’s assessment determined that the recoverability of these assets was no longer supportable due to changes in market conditions and strategic priorities. This charge is included in “Other income (expense), net” within the Consolidated Statement of Operations. On December 29, 2023, the Company approved the purchase of additional 19 generic licenses from Doc Pharma, of a total value of €3,200,000 ($3,539,840). This transaction was also settled on a non-cash basis through the reduction, of an equivalent amount, of prepaid expense balances the Company held with Doc Pharma.

Loans receivable - related party

The balance of prepaid expenses due Doc Pharma as of December 31, 2022, had increased to €7,103,706 ($7,599,545), which was mainly attributable to the prepayments SkyPharm S.A. made in accordance with the CMO agreement and the extensive orders and sales of the SPL products the Company expects to achieve within 2023, mainly through its Amazon channels in the UK, Singapore, Canada and other countries. However, as the benefit from a significant portion of the prepaid balance would not have been realized within a 12-month period, the Company opted to secure a portion of the outstanding prepaid balance through a loan agreement. SkyPharm S.A. (the “Lender”) entered into a loan agreement with Doc Pharma (the “Borrower”) for €4,000,000 ($4,279,200), all of which was financed through the outstanding prepaid balance. The duration of the loan is for a 10-year period up to December 1, 2032 (the “Maturity Date”). The loan bears a fixed interest rate of 5.5% payable on a monthly basis and will be repayable in 120 equal instalments of €33,333.33 ($35,660). The loan may be prepaid anytime during its duration in full or partially based on the Company’s product requirements and other factors, without Doc Pharma incurring any prepayment penalty. As of December 31, 2024 and December 31, 2023, the loan had a current portion of €500,000 ($517,550) and €400,000 ($442,480), and a non-current portion of €2,800,000 ($2,898,280), and €3,200,000 ($3,539,840), respectively, which is classified as “Loans receivable – related party” on the accompanying consolidated balance sheets. During the year ended December 31, 2024, the Company received €300,000 ($310,530) in principal repayments, and €121,550 ($125,816) of interest repayments. Additionally, during the year ended December 31, 2024, the Company recorded €188,375 ($203,822) as interest income relating to this loan.

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

Prepaid Expenses and Other Current Assets - Related Party

From time-to-time the Company purchases back shares that Panagiotis Kozaris owns and records them as treasury shares. The Company pays Panagiotis Kozaris in advance for the shares owned and obtains the shares upon execution of a cumulative stock-purchase agreement (“SPA”). During the years ended December 31, 2023 and 2022, the Company paid Panagiotis Kozaris an additional sum of $51,159 and $143,056 respectively for shares owned, however, no SPA for these funds has been executed as of December 31, 2024. The Company intends to execute a cumulative SPA for these amounts within 2025. The total balances owed of $194,215 and $194,215 are included in “Prepaid expenses and other current assets - related party”, on the accompanying consolidated balance sheets as of December 31, 2024 and 2023, respectively.

Basotho Investment Limited

Basotho Investment Limited is considered a related party once Panagiotis Kozaris (former General operational manager and current employee of Cosmofarm S.A) is one of its directors.

General and administrative expenses

On November 21, 2023, the Company issued 120,000 shares of common stock to Basotho Investment Limited for services rendered. The fair value of these shares for the period ended December 31, 2024 and 2023 was $113,300 and $10,300, respectively, which was included in “General and administrative expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Maria Kozari

Maria Kozari is considered a related party to the Company due to the fact that she is the daughter of Panagiotis Kozaris, a former Operational General Manager and current employee of Cosmofarm S.A.

Accounts Receivable - Related Party

During 2021, the Company, through its subsidiary, Cosmofarm SA, commenced a partnership with a pharmacy called “Pharmacy & More”, owned by Maria Kozari. The transactions with the respective pharmacy were in Cosmofarm’s normal course of business, however, a more flexible credit policy was allowed as the pharmacy was new and needed to be established in the market. During the years ended December 31, 2024 and 2023 the Company’s net sales to Pharmacy & More amounted to $414,443 and $480,029 respectively. As of December 31, 2024 and 2023 the Company’s outstanding receivable balance due from the pharmacy amounted to $1,183,429 and $1,142,402, respectively, and are included in “Accounts receivable - related party”, on the accompanying consolidated balance sheets. As of December 31, 2024, a cumulative allowance for doubtful accounts of approximately $735,000 has been recognized, effectively offsetting this balance.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

The Company plans to acquire Pharmacy & More within fiscal year 2025. Upon acquisition, the Company intends to offset the outstanding receivable balance with the corresponding purchase price and additionally plans to make Pharmacy & More the first shop-in-shop of its own branded line of nutraceutical products, Sky Premium Life® (SPL).

Other Related Parties

Additionally, the Company has the following material related-party balances as of December 31, 2024: a) a balance of $851,000 relating to unpaid salaries and bonuses due to Grigorios Siokas, the CEO of the Company, classified as “Accounts payable and accrued expenses - related party” in the Company’s consolidated balance sheets, b) a balance of $168,000 relating to unpaid salaries and bonuses due to George Terzis, the CFO of the Company, classified as “Accounts payable and accrued expenses - related party” in the Company’s consolidated balance sheets c) a balance of $15,000 relating to unpaid salaries and bonuses due to Nikolaos Bardakis, the COO of the Company, classified as “Accounts payable and accrued expenses - related party” in the Company’s consolidated balance sheets.

Notes Payable – Related Party

A summary of the Company’s related party notes payable during the years ended December 31, 2024 and 2023 is presented below:

	2024	2023

Beginning Balance	$11,283	$10,912
Payments	-	-
Foreign currency translation	(725)	371
Ending Balance	$10,558	$11,283

Grigorios Siokas

Grigorios Siokas is the Company’s CEO and principal shareholder.

On December 20, 2018, the €1,500,000 ($1,718,400) note payable, originally borrowed pursuant to a Loan Agreement with a third-party lender, dated March 16, 2018, was transferred to Grigorios Siokas. The note bore an interest rate of 4.7% per annum, originally matured on March 18, 2019 pursuant to the original agreement, which was extended to December 31, 2021, and again to December 31, 2023. During the year ended December 31, 2022, the Note was paid in full and as of December 31, 2023 the Company had no outstanding balance.

Dimitrios Goulielmos

Dimitris Goulielmos was the Company’s former CEO and a Director of the Company.

On November 21, 2014, the Company entered into an agreement with Dimitrios Goulielmos, as amended on November 4, 2016. Pursuant to the amendment, this loan has no maturity date and is non-interest bearing. As of December 31, 2024 and 2023, the Company had a principal balance of €10,200 ($10,558) and €10,200 ($11,283), respectively.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the years ended December 31, 2024 and 2023, the Company recorded a foreign currency translation gain of $725 and a loss of $371, respectively.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Loans Payable – Related Party

A summary of the Company’s related party loans payable during the years ended December 31, 2024 and 2023 is presented below:

	2024	2023

Beginning balance	$13,257	$12,821
Proceeds	-	-
Payments	(6,210)	-
Foreign currency translation	(853)	436
Ending balance	$6,194	$13,257

Grigorios Siokas

From time to time, Grigorios Siokas loans the Company funds in the form of non-interest bearing, no-term loans. As of December 31, 2024 and 2023, the Company had an outstanding principal balance under these loans of $6,194 and $13,257, respectively, in loans payable to Grigorios Siokas.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the years ended December 31, 2024 and 2023, the Company recorded a gain of $853 and a loss of $436, respectively.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

NOTE 10 – LINES OF CREDIT

A summary of the Company’s lines of credit as of December 31, 2024 and 2023, is presented below:

	December 31, 2024	December 31, 2023
National	$4,012,642	$3,918,523
Alpha	960,867	1,130,140
Pancreta	1,583,291	1,122,210
EFG	428,252	459,400
Ending balance	$6,985,052	$6,630,273

The Company has three lines of credit with the National Bank of Greece, which are renewed annually. The three lines have interest rates of 6.00% (the “National Bank LOC”), 3.6% (the “COSME 2 Facility”), and 3.6% plus the six-month Euribor rate and any contributions currently in force by law on certain lines of credit (the “COSME 1 Facility”).

The maximum borrowing allowed for the 6% line of credit was $5,175,500 and $3,290,945 as of December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, the Company increased the maximum borrowing capacity under this line of credit. This amendment was executed to enhance financial flexibility and support the Company’s operational and strategic initiatives. The outstanding balance of the facility was $3,165,058 and $2,829,828, as of December 31, 2024 and 2023, respectively.

The cumulative maximum borrowing allowed for the COSME 1 Facility and COSME 2 Facility (collectively, the “Facilities”) was $1,035,100 and $1,106,200 as of December 31, 2024 and 2023, respectively. The outstanding balance of the Facilities was $895,987 and $1,099,255 as of December 31, 2024 and 2023, respectively.

The Company maintains a line of credit with Alpha Bank of Greece (“Alpha LOC”), which is renewed annually and has a current interest rate of 6.00%. The maximum borrowing allowed was $1,035,100 and $1,106,200 as of December 31, 2024 and 2023, respectively. The outstanding balance of the Alpha LOC was $960,828 and $1,130,141, as of December 31, 2024 and 2023, respectively.

The Company holds a line of credit with Pancreta Bank (“Pancreta LOC”), which is renewed annually and has a current interest rate of 4.10%. The maximum borrowing allowed as of December 31, 2024 and 2023 was $1,552,650 and $1,537,618, respectively. As of December 31, 2024 and 2023, the outstanding balance of the Pancreta LOC was $1,583,291 and $1,122,210, respectively.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

The Company maintains a line of credit with EGF (“EGF LOC”), which is renewed annually and has a current interest rate of 4.49%. The maximum borrowing allowed as of December 31, 2024 and 2023 was $414,040 and $442,480, respectively. As of December 31, 2024 and 2023, the outstanding balance of the EGF LOC was $428,251 and $459,400, respectively.

Under the aforementioned line of credit agreements, the Company is required to maintain certain financial ratios and covenants. As of December 31, 2024 and 2023, the Company was in compliance with these ratios and covenants.

All lines of credit are guaranteed by customer receivable checks, which are a type of factoring in which postponed customer checks are assigned by the Company to the bank, in order to be financed at an agreed upon rate.

For the years ended December 31, 2024 and 2023, interest expense on the Company’s outstanding lines of credit balances was $503,745 and $393,628, respectively.

NOTE 11 – CONVERTIBLE DEBT

A summary of the Company’s convertible debt during the years ended December 31, 2024 and 2023 is presented below:

	2024	2023

Beginning balance convertible notes	$-	$100,000
New notes	-
Payments	-	(100,000)
Conversion to common stock	-
Subtotal notes	-	-
Debt discount at year end	-	-
Convertible note payable, net of discount	$-	$-

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

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

NOTE 12 – NOTES PAYABLE

A summary of the Company’s third-party debt during the years ended December 31, 2024 and 2023 is presented below:

December 31, 2024	Trade Facility	Third Party	COVID Loans	Total
Beginning balance, December 31, 2023	$1,908,195	2,511,148	186,884	4,606,227
Proceeds	-	828,080	-	828,080
Payments	(388,163)	(634,653)	(22,806)	(1,045,622)
Oher additions	-	-	-	-
Debt forgiveness	-	-	-	-
Foreign currency translation	(122,647)	(147,552)	(9,573)	(279,772)
Ending balance, December 31, 2024	1,397,385	2,557,023	154,505	4,108,913
Notes payable – long-term	-	(1,437,798)	(122,635)	(1,560,433)
Notes payable - short-term	$1,397,385	1,119,225	31,870	2,548,480

December 31, 2023	Trade Facility	Third Party	COVID Loans	Total
Beginning balance, December 31, 2022	$3,305,532	$1,505,078	$207,377	$5,017,987
Proceeds	-	1,082,231	-	1,082,231
Payments	(1,155,310)	(415,557)	(27,027)	(1,597,894)
Oher additions	-	317,880	-	317,880
Debt forgiveness	(306,637)	-	-	(306,637)
Foreign currency translation	64,610	21,516	6,534	92,660
Ending balance, December 31, 2023	1,908,195	2,511,148	186,884	4,606,227
Notes payable – long-term	(1,327,440)	(1,549,768)	(158,133)	(3,035,341)
Notes payable - short-term	$580,755	$961,380	$28,751	$1,570,886

Our outstanding debt as of December 31, 2024 is repayable as follows:

December 31, 2024
2024	$2,548,480
2025	669,334
2026	512,616
2027	280,364
2028 and thereafter	98,119
Total debt	4,108,913
Less: notes payable - current portion	(2,548,480)
Notes payable - long term portion	$1,560,433

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

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

On December 22, 2022 SkyPharm signed an agreement for the extension of the payments and an increase in interest rate due under the EURO loan, that was extended to be repaid with a balloon payment now due on October 31, 2025. This extension was agreed upon in writing on December 22, 2022, with a retroactive modification date to October 31, 2022 (the original maturity date).

As of December 31, 2023 the Company had an outstanding principal balance of €1,725,000 ($1,908,195), of which $1,327,440 is classified as ''Notes payable - long term portion" on the consolidated balance sheets. As of December 31, 2023, the Company had accrued $161,274 in interest expense related to these agreements.

The Company repaid €375,000 ($388,163) of the EURO Loan during the 12 months ended December 31, 2024. As of December 31, 2024, the Company had an outstanding principal balance of €1,350,000 ($1,397,385), all of which $1,086,638 is classified as ''Notes payable" on the consolidated balance sheets. For the 12 months ended December 31, 2024, the Company had accrued $155,822, in interest expense related to these agreements.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Third Party Debt

June 23, 2020 Debt Agreement

On June 23, 2020, the Company’s subsidiary, Cosmofarm, entered into an agreement with the National Bank of Greece S.A. (the “Bank”) to borrow a maximum of €500,000 ($611,500). The note has a maturity date of 60 months from the date of the first disbursement, which includes a grace period of nine months. The total amount of the initial proceeds was received in three equal monthly installments. The note is interest bearing from the date of receipt and is payable every three months at an interest rate of 3.06% plus 3-month Euribor (2.92% as of December 31, 2024). The outstanding balance was €88,235 ($91,232) and €205,882 ($227,747) as of December 31, 2024 and 2023, respectively, of which $91,232 and $97,606 was classified as “Notes payable – long-term portion” respectively, on the accompanying consolidated balance sheets. During the year ended December 31, 2024, the Company repaid €117,647 ($121,776) of the principal balance.

November 19, 2020 Debt Agreement

On November 19, 2020, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($611,500). The note matures on November 18, 2025 and bears an annual interest rate, based on a 360-day year, of 3% plus 0.6% plus 6-month Euribor when Euribor is positive (2.68% as of December 31, 2024). The principal is to be repaid in 18 quarterly installments of €27,778 ($30,333). During the year ended December 31, 2023, the Company repaid €111,111 ($122,911) of the principal and as of December 31, 2023, the Company had accrued interest of €11,191 ($12,379) related to this note and a principal balance of €222,222 ($245,822), of which $122,911 is classified as “Notes payable – long term portion” on the accompanying consolidated balance sheets. During the year ended December 31, 2024, the Company repaid €111,111 ($115,011) of the principal and as of December 31, 2024, the Company has accrued interest of €7,570 ($7,836) related to this note and a principal balance of €111,111 ($115,011), all of which is classified as “Notes payable” on the accompanying consolidated balance sheets.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

July 30, 2021 Debt Agreement

On July 30, 2021, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($578,850). The note matures on August 5, 2026 and bears an annual interest rate that applies to 60% of the principal of the note that is based on a 365-day year, of 5.84% plus 3-month Euribor when Euribor is positive (2.92% as of December 31, 2023). Pursuant to the terms of the agreement, there is a nine-month grace period for principal repayment during which interest is accrued. The principal is to be repaid in 18 quarterly installments of €27,778 commencing three months from the end of the grace period During the year ended December 31, 2023, the Company repaid €105,747 ($109,459) of the principal. As of December 31, 2023, the Company had accrued interest of €10,905 ($12,063), principal of €316,900 ($350,555), of which $227,065 is classified as “Notes payable – long term portion” on the accompanying consolidated balance sheets. During the year ended December 31, 2024, the Company repaid €109,926 ($113,784) of the principal. As of December 31, 2024, the Company had accrued interest of €15,778 ($16,332), principal of €206,343 ($213,585), of which $94,612 is classified as “Notes payable – long term portion” on the accompanying consolidated balance sheets.

June 9, 2022 Debt Agreement

On June 9, 2022 the Company entered into an agreement with a third-party lender in the principal amount of €320,000 ($335,008), the “Note”. The Note matures on June 16, 2027 and bears an annual interest rate of 3.89% plus an additional rate of 0.60%, plus the 3-month Euribor (2.92% as of December 31, 2024). Pursuant to the agreement, there is a 12-month grace period for principal repayment during which interest is accrued. The principal is to be repaid in 17 equal quarterly installments of €18,824. During the year ended December 31, 2024, the Company repaid €80,000 ($82,808) of the principal. As of December 31, 2024 and 2023 the Company has accrued interest of €8,352 ($8,645) and €11,043 ($12,215), respectively, and an outstanding balance of €180,000 ($186,318) of which $103,510 and $204,322, respectively, are classified as “Notes payable – long term portion” on the accompanying consolidated balance sheets.

July 14, 2023 Debt Agreement

On July 14, 2023, the Company entered into an agreement with a third-party lender in the principal amount of €1,000,000 ($1,123,700), the “Note”. The Note matures on July 31, 2028 and bears an annual interest rate of 2.46% plus the 3-month Euribor (2.92% as of December 31, 2024). Pursuant to the agreement, there is a nine-month grace period for interest and principal repayment. The principal is to be repaid in 18 equal quarterly installments of €55,556 commencing on May 2, 2024. During the year ended December 31, 2024, the Company repaid €162,950 ($168,670) of the principal. As of December 31, 2024 and 2023 the Company has accrued interest of €16,735 ($17,322) and €19,820 ($21,925), respectively, and an outstanding balance of €814,750 ($843,348) and $€977,00 ($1,081,532), of which $618,616 and $897,864, respectively, are classified as “Notes payable – long term portion” on the accompanying consolidated balance sheets.

Cloudscreen

On January 23, 2024, the Company completed the acquisition of Cloudscreen, a cutting-edge Artificial Intelligence (AI) powered platform. The acquisition is pursuant to the purchase agreement announced on October 11, 2023. Cloudscreen is a multimodal platform specialized in drug repurposing, a process that involves uncovering new target proteins or indications for existing drugs for use in treating different diseases. The total purchase price amounted to $637,080 and consisted of 280,000 shares of common stock with a fair value of $319,200 and an amount of $317,880 to be settled in cash during 2024 based on the Promissory Note signed on October 10, 2023. As of December 31, 2024, and December 31, 2023, the Company had an outstanding balance of $279,348 and $317,880 all of which is classified as “Notes payable” on the accompanying consolidated balance sheets.

July 29, 2024 Debt Agreement

On July 29, 2024 the Company entered into an agreement with a third-party lender in the principal amount of €400,000 ($432,760), the “Note”. The Note matures on July 31, 2029 and bears an annual interest rate of 2.58% plus the 3-month Euribor (2.92% as of December 31, 2024). Pursuant to the agreement, there is a six-month grace period for principal and interest repayment. The principal is to be repaid in 18 equal quarterly installments of €22,222 commencing on April 30, 2025. During the 12 months ended December 31, 2024, the Company repaid no principal and accrued interest of €5,957 ($6,445). As of December 31, 2024, and December 31, 2023 the Company an outstanding balance of €400,000 ($414,040) and €0 ($0), of which $345,033 is classified as “Notes payable - long term portion” on the accompanying consolidated balance sheets.

December 20, 2024 Debt Agreement

On December 20, 2024 the Company entered into an agreement with a third-party lender in the principal amount of €400,000 ($414,040), the “Note”. The Note matures on December 20, 2027, and bears an annual interest rate of 6% (including the 3-month Euribor of 2.92% as of December 31, 2024). Pursuant to the agreement, there is a six-month grace period for principal repayment. The principal is to be repaid in 6 equal semiannual installments of €66,667 commencing on June 20, 2025. During the 12 months ended December 2024, the Company repaid no principal and had not accrued any interest. As of December 31, 2024, and December 31, 2023 the Company an outstanding balance of €400,000 ($414,040) and €0 ($0), of which $276,027 is classified as “Notes payable - long term portion” on the accompanying consolidated balance sheets.

COVID-19 Loans

May 12, 2020 Loan

On May 12, 2020, the Company’s subsidiary, SkyPharm, was granted loan from the Greek government and, on May 22, 2020, received the amount of €300,000 ($366,900). The loan would be repaid in 40 equal monthly installments beginning on July 29, 2022. As a condition to the loan, the Company was required to retain the same number of employees until October 31, 2020. As of December 31, 2023, the principal balance was €121,875 ($134,818). During the year ended December 31, 2024, the Company repaid €18,750 ($19,408) of the principal balance. The outstanding balance is €103,125 ($106,745) as of December 31, 2024.

June 24, 2020 Debt Agreement

On June 24, 2020, the Company’s subsidiary, Decahedron, received a loan £50,000 ($68,310) from the UK government. The loan has a ten-year maturity and bears interest at a rate of 2.5% per annum beginning 12 months after the initial disbursement, which was on July 10, 2020. The Company may prepay this loan without penalty at any time. As of December 31, 2023, the principal balance was £ 40,858 ($52,066). As of December 31, 2024, the principal balance was £ 38,144 ($47,761).

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

On March 20, 2023, the Company’s legal counsel provided notice to Marathon, that the Company terminated the Distribution and Equity Acquisition agreement pursuant to Section 3.2 and that termination was effective 30 days from the date of the letter.

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

Operating Leases

The Company’s weighted-average remaining lease term relating to its operating leases is 3.85 years, with a weighted-average discount rate of 6.74%.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of December 31, 2024:

Maturity of Operating Lease Liability
2025	235,009
2026	210,091
2027	150,950
2028	24,371
2029 and thereafter	170,391
Total undiscounted operating lease payments	$790,902
Less: Imputed interest	(95,786)
Present value of operating lease liabilities	$695,116

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

The Company incurred lease expense, due to amortization of operating lease right-of-use assets, of $296,914 and $364,968 which was included in “General and administrative expenses,” for the 12 months ended December 31, 2024 and 2023, respectively.

Finance Leases

The Company’s weighted-average remaining lease term relating to its finance leases is 1.07 years, with a weighted-average discount rate of 6.74%.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s finance leases as of December 31, 2024:

Maturity of Lease Liability
2025	11,986
2026	3,447
Total undiscounted finance lease payments	$15,433
Less: Imputed interest	(550)
Present value of finance lease liabilities	$14,883

The Company had financing cash flows used in finances leases of $33,595 and $28,420 for the years ended December 31, 2024 and 2023, respectively.

The Company incurred interest expense on its finance leases of $2,065 and $2,903 which was included in “Interest expense,” for the years ended December 31, 2024 and 2023, respectively. The Company incurred amortization expense on its finance leases of $29,883 and $23,685 which was included in “Depreciation and amortization expense,” for the years ended December 31, 2024 and 2023, respectively.

NOTE 14 – OTHER LIABILITIES

As of December 31, 2024, the Company’s other liabilities primarily consist of obligations to local tax authorities, payroll taxes, fines, and other miscellaneous liabilities.

The significant components of other liabilities are as follows:

•

The Company’s Greek subsidiaries have $2,552,488 and $2,430,517 in settled tax liabilities as December 31, 2024 and December 31, 2023, respectively, which are payable in installments to the tax authorities.

•

Payroll tax-related current liabilities amount to $1,191,315 and $1,046,507 as of December 31, 2024 and December 31, 2023, respectively, and represent obligations due to tax authorities within the next 12 months.

•

A provision of $598,843 has been recorded for potential tax liabilities related to the unaudited tax years of SkyPharm S.A., in accordance with ASC 450-20, as the Company has assessed that a loss is probable and reasonably estimable.

•	A provision of $382,399 has been recognized for staff leaving compensation, based on actuarial valuations performed in accordance with ASC 715-30 (Defined Benefit Plans – Pension).

•

Customer prepayments totaling $363,708 and $207,204 as of December 31,2024 and December 31, 2023, respectively, are included in “Other Current Liabilities” as of December 31, 2023, in accordance with ASC 606-10-45-2 (Revenue Recognition – Contract Liabilities).

Liabilities that are due within 12 months from the balance sheet date are classified under “Other Current Liabilities. “Obligations that extend beyond 12 months are classified as “Other Non-Current Liabilities.”

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of December 31, 2024, the following litigations were pending. None of the below is expected to have a material financial or operational impact.

Regulatory License Renewal and Penalty Imposed on SkyPharm S.A.

On July 22, 2015, the National Medicines Agency granted SkyPharm SA a wholesale pharmaceutical license with a five-year validity, expiring on July 22, 2020. On June 15, 2020, SkyPharm timely submitted an application for the renewal of the license. The National Medicines Agency did not respond to the renewal request, prompting the Company to request an immediate decision. On March 9, 2021, nearly nine months after the initial renewal application, the National Medicines Agency formally rejected the request (Ref. 62769 / 20-25.02.2021). Furthermore, on December 16, 2021, the Greek National Medicines Organization (EOF) issued Document No. 127351-16.12.2021, stating that an inspection at the premises of Doc Pharma revealed that SkyPharm did not hold a valid wholesale license, which was deemed a violation of Article 106, paragraphs 1(b) and 1(c) of Ministerial Decision D.YG3a / GP.32221 / 29-4-2019. As a result, EOF imposed a fine of €15,000 ($16,214) on SkyPharm, which has been recorded under “General and administrative expenses” in the Consolidated Statement of Operations and Comprehensive Loss for the 12 months ended December 31, 2023.

Tax Audit-Related Fine – Cosmofarm

A payment request was issued by the Greek court in relation to a fine arising from a tax audit of Cosmofarm for the financial year 2014. The fine was imposed under Law No. 483/16.12.2020. Cosmofarm appealed the decision under Law No. 11541/09.03.2021; however, the appeal was dismissed 120 days after its submission. The Company settled additional taxes and fines related to this matter in the amount of €91,652 ($99,644) but has filed a claim to recover the amount through appeal. As of December 31, 2024, the trial remains pending.

Criminal Cases Related to Dishonored Checks

•

On January 25, 2023, a criminal case involving dishonored checks issued by Cosmofarm’s customer, Filippou, was heard at the Z’ Three-Member Misdemeanor Court of Athens. The case was postponed to November 27, 2023, when the defendant was tried and found guilty.

•

On October 23, 2023, a criminal case involving dishonored checks issued by Cosmofarm’s customer, Kafantaris, was heard at the Sixth Single-Member Misdemeanor Court of Athens. The case was postponed to January 26, 2024, when the defendant was convicted under Decision No. 1599/2024.

Appeal Against Decision 1389/2021 – Eleutheria Drakopoulou

On January 26, 2023, the Company’s appeal against Eleutheria Drakopoulou and Decision No. 1389/2021 of the Single-Member Court of First Instance of Athens was heard at the Athens Court of Appeal. The appeal was partially accepted. The Court ordered the return of the fee to the appellants, dismissed the action against the third defendant (Kozaris), and accepted the action against the first and second defendants (Kastrantas & Cosmofarm). The case was settled in two equal installments by Cosmofarm SA, of €35,000 ($37,880) on July 31, 2024 and of €35,000 ($37,993) on October 31, 2024.

Urban Planning Compensation Claim – Cana Laboratories

In October 2023, the Company’s subsidiary, Cana Laboratories, was approached by an attorney representing two clients seeking compensation of €39,211 related to 34.70 square meters of urban sprawl, for which an Act of Imputation had been issued by the Department of Urban Planning. The Company’s legal counsel has advised that Cana is not obligated to accept the compensatory value as agreed and has suggested exploring an out-of-court settlement. As of the date of this report, the clients’ attorney has not provided further communication.

Pending Lawsuits Against Euaggelismos & Pananikolaou Hospitals

The Company’s subsidiary, Cana Laboratories, has two pending lawsuits against Euaggelismos Hospital for unpaid bills totaling €526,436. A court date has been scheduled for one of the lawsuits on December 11, 2024, while the other remains unscheduled. The matter is currently pending a court decision. Based on legal counsel’s assessment, it is considered highly probable that the losing party will appeal the decision once it is rendered. However, counsel has also indicated that the collection of the full amount awarded to the Company is considered highly probable.

There is also an unasserted claim against Papanikolaou Hospital, for a total sum of €89,300 due to unpaid bills, which will be asserted through a lawsuit. Court date is not set yet. The opinion of our legal advisor is that the success of the case and the collection of the aforementioned amount is probable and as of now negotiations are taking place in the direction of out-of-court settlement.

Both claims have been classified under “Other assets” within non-current assets in the Company’s consolidated balance sheets as of December 31, 2024.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Employment Dispute – Cana Laboratories

A lawsuit filed on April 5, 2018, by a former employee against the Company’s subsidiary, Cana, before the Athens Court of First Instance, sought the nullification of the termination of employment and compensation for unpaid wages and moral damages. Following multiple appeals, Judgment No. 1192/2024 was issued on September 26, 2023, requiring Cana to reinstate the former employee, with a penalty of €200 per day for non-compliance. According to the Company’s legal counsel, for the penalty to be enforceable, the former employee must file a new lawsuit requesting reinstatement. As of the date of this report, no such lawsuit or request for reinstatement has been received.

Lease Dispute

A lawsuit has been filed against the Company’s subsidiary, Cana, seeking restitution of a leased property, payment of approximately €13,190 in outstanding rent, and €8,488 in compensation for use of the property. The Company has settled the monetary claims in full, rendering that portion of the case moot. However, the claim for restitution of the leased property remains pending and is expected to be accepted by the court.

Claims for Recovery of Receivables

The Company’s subsidiary, Cosmofarm SA, is in the process of initiating legal action to recover approximately €20,301 in unpaid invoices from a certain customer. The hearing is expected to be scheduled in 2026. Based on legal counsel’s assessment, the claim is anticipated to be upheld. In addition, Cosmofarm SA is preparing to file two further lawsuits for the recovery of €15,143 and €15,255, respectively, related to unpaid invoices concerning two customers. Both hearings are expected to be scheduled in 2026, and legal counsel similarly anticipates favorable outcomes in both cases.

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

On November 21, 2023, the Company entered into certain consulting agreements with four third-party consultants for the provision of a variety of services such as digital marketing, advisory services relating to target acquisitions and M&As and other additional services as described in the respective agreements. The agreements have duration from ten to 18 months and the consultants will solely receive stock consideration for the services rendered. More precisely, they have been awarded a total of 970,000 shares of the Company’s common stock valued at a total of $999,100 based on the fair value of the Company’s common stock as of the agreements’ date. On September 17, 2024 the terms of two out of the four aforementioned consulting agreements were extended and the consultants received additional 440,000 shares as complementary compensation for the extended services to be provided. The additional stock based consideration was valued at a total of $501,600 based on the fair value of the Company’s common stock as of the agreements’ date.

On July 1, 2024 the Company entered into a consulting agreement with a third-party consultant for the provision of a variety of services such as preparation of press releases and other publications, relationship management and other additional services as described in the respective agreement. The agreement has a duration of 16 months and the consultant will solely receive stock consideration for the services rendered. More precisely, they have been awarded a total of 240,000 shares of the Company’s common stock valued at a total of $264,000 based on the fair value of the Company’s common stock as of the agreements’ date.

The corresponding stock-based compensation expense is accrued evenly over the term of the agreements. For the 12-month periods ended December 31, 2024 and 2023 the Company has recorded $994,160 and $77,250 as stock based compensation for the above agreements, respectively, classified as “General and administrative expenses” in the Company’s consolidated statements of operations and comprehensive loss.

Research and Development Agreements

The Company entered into a Research & Development agreement with Doc Pharma S.A. on May 17, 2021. Under this agreement, Doc Pharma is responsible for the research, development, design, registration, copy rights and licenses of 250 nutritional supplements for the final products called Sky Premium Life®. More specifically, Doc Pharma is responsible for the product development and the Company has added 165 of such products codes in its portfolio as of December 31, 2024. The licenses purchased by Doc Pharma SA are capitalized and included in “Goodwill and intangible assets, net” of the Company’s Consolidated Balance Sheets as of December 31, 2024. Thus, no relevant R&D expense had been charged to the Company’s Consolidated Statements of Operations and Comprehensive Loss, concerning this agreement.

On June 25, 2022, the Company signed a research and development (“R&D”) agreement with a third party(CloudPharm PC), through which the Company assigned to the third party the development of new products and services in the field of health, focusing on the human intestinal microbiome. The project includes two phases. Phase 1 has a 20-month duration and its cost amounts to EUR 758,000 ($838,450) and phase 2, has a 22-month duration and a cost of EUR 820,000 ($907,084). The amount will be due and payable upon completion of the corresponding phases. The Company records the corresponding R&D expense based on the project’s progress, which is invoiced by the third party in the relevant period. For the 12-month periods ended December 31, 2024 and 2023, the Company incurred $0 and $164,859 of such costs respectively included in “Research and Development costs” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

On January 23, 2024, the Company completed the acquisition of Cloudscreen, a cutting-edge Artificial Intelligence (AI) powered platform. The acquisition is pursuant to the purchase agreement announced on October 11, 2023. Cloudscreen is a multimodal platform specialized in drug repurposing, a process that involves uncovering new target proteins or indications for existing drugs for use in treating different diseases. The total purchase price amounted to $637,080 incorporating both cash and stock consideration the platform is included in “Goodwill and intangible assets, net” in the Company’s Consolidated Balance Sheets.

On December 3, 2024, the Company and the National Hellenic Research Foundation (NHRF) (Contractor) signed a Research Study Agreement. NHRF will conduct an in vitro study to support modifications to an invention, pursuant to the prior agreement involving CloudPharm PC (signed on June 15, 2022). NHRF ensures scientific rigor, provides updates, and maintains confidentiality. Cosmos Health provides necessary support and documentation. Rights to the research protocol belong to CloudPharm PC, NHRF, and Cosmos Health, while NHRF retains control over its methodologies. NHRF cannot publish findings without Cosmos Health’s approval and cannot use the study for other purposes. The total fee to by paid by the Company amounts to €60,000 plus VAT, payable in three installments. For the 12-month period ended December 31, 2024, the Company incurred EUR 15,000 ($15,743) concerning this agreement, which were included in “Research and Development costs” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

On December 6, 2024, the Company signed an Independent Contractor Agreement with a third-party contractor (the “Contractor”). The Contractor will provide oncology research and development services exclusively to the Company. The contract lasts three years (December 5, 2024 – December 5, 2027) and may be extended by mutual agreement. The Company may terminate the contract immediately for specific causes, including felony conviction, fraud, or loss of medical license. Either party may terminate the contract with 30 days' written notice. Certain compensation obligations will remain even after termination. The monthly consideration to be paid to the Contractor is based on the commencement of the Clinical Trials and New Drugs Applications and additional cash and stock consideration is payable based on certain milestones. None of the milestones were met as of December 31, 2024, and thus the Company has incurred no expenses as of the end of the period.

On December 31, 2024, the Company signed an agreement with a related party, DocPharma SA (the “Licensor”), through which the Company obtained a royalty-bearing, exclusive worldwide license to actively commercialize the patents owned by the Licensor, through research and preclinical and clinical trials for the useful life of the patents, or for 20 years, whichever is longer. The patents, filed in 2016 and 2017 respectively, cover innovative treatments for cancer. The terms of the agreement include an initial payment of EUR 500,000 due by the end of 2024, followed by fixed annual payments of EUR 350,000 during the five-year Start-Up Term from 2025 to 2030. After the Start-Up Term, the Company will pay a 1.5% royalty on annual net sales of licensed products covered by an issued patent. Moreover, the Company retains an optional buy-out right for a total amount of EUR 7,500,000, which can be exercised with 60 days' notice and a 60-day close period. The Company also has the right to sublicense the patents. For the 12-month period ended December 31, 2024, the Company incurred EUR 500,000 ($517,550) in royalties concerning this agreement, which were included in “Research and Development costs” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

NOTE 16 – EARNINGS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to the common stockholders, decreased with respect to net income or increased with respect to net loss by dividends declared on preferred stock by using the weighted-average number of common shares outstanding. The dilutive effect of incremental common shares potentially issuable under outstanding options, warrants and restricted shares is included in diluted earnings per share in 2024 and 2023 utilizing the treasury stock method. The computations of basic and diluted per share data were as follows:

	2024	2023
Numerator for Basic and Diluted Earnings Per Share:
Net loss attributable to common stockholders	$(22,378,042)	$(25,783,834)
Denominator for Basic Earnings Per Share:
Weighted Average Shares	19,147,726	11,968,665
Potentially Dilutive Common Shares		-
Adjusted Weighted Average Shares	19,147,726	11,968,665
Basic and Diluted Net Loss per Share	(1.17)	(2.15)

The following table summarized the potential shares of common stock that were excluded from the computation of diluted net loss per share for the years ended December 31, 2024 and 2023 as such shares would have had an anti-dilutive effect:

	2024	2023
Common Stock Warrants	12,926,506	8,561,476
Common Stock Options	-	-
Convertible Debt	-	-
Total	12,926,506	8,561,476

NOTE 17 – STOCK OPTIONS AND WARRANTS

Options

As of December 31, 2023 and 2024, there were no options outstanding and no options exercisable.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Omnibus Equity Incentive Plan

On September 19, 2022 the Company held a Board of Directors meeting, whereas, the Board of Directors had elected to adopt an Omnibus Equity Incentive Plan (the “2022 Plan”), that includes reserving 200,000 shares of common stock eligible for issuance under the 2022 Plan to be registered on a Form S-8 Registration Statement with the SEC. The 2022 Plan is designed to enable the flexibility to grant equity awards to the Company’s officers, employees, non-employee directors and consultants and to ensure that it can continue to grant equity awards to eligible recipients at levels determined to be appropriate by the Board and/or the Compensation Committee. According to the Proxy Statement filed with the SEC on October 20, 2022, the 2022 Plan received final approval by the Company’s stockholders at the Annual Meeting of Stockholders held on December 2, 2022. As of December 31, 2023, 15,000 shares remained reserved and available for future issuance under the Company's 2022 Plan.

On April 3, 2023, the Company approved incentive stock awards for the CFO, certain officers and directors and other employees of the Company. The awards are in the form of restricted stock and will vest in two parts: 50% on October 2, 2023 and 50% on October 2, 2024. A total of 185,000 shares were awarded and a corresponding share-based compensation expense of $323,957 was recorded for the 12 months ended December 31, 2023, respectively, based on the amortization of fair value from the date of issuance of April 3, 2023 through December 31, 2023. For the year ended December 31, 2024, the Company recognized share-based compensation expense of $2,383 in connection with the awards described above.

On August 21, 2023, the Board adopted, subject to stockholder approval, the Cosmos Health Inc. 2023 Omnibus Equity Incentive Plan (the “2023 Plan”). The 2023 Plan is designed to enable the flexibility to grant equity awards to our officers, employees, non-employee directors and consultants and to ensure that we can continue to grant equity awards to eligible recipients at levels determined to be appropriate by the Board and/or the Compensation Committee. Subject to certain adjustments (as provided in Section 4.2 of the 2023 Plan) and exception (as provided in Section 5.6(b) of the 2023 Plan), the maximum number of shares reserved for issuance under the Plan (including incentive share options) is 2,500,000 shares. The 2023 Plan was approved by the Company’s stockholders at the Annual Meeting of Stockholders held on September 18, 2023. As of December 31, 2024, no shares remained reserved and available for future issuance under the Company's 2023 Plan.

On September 16, 2024 the Company’s Board of Directors approved incentive stock awards for the CEO, the CFO, certain officers and directors and other key employees of the Company pursuant to the 2023 Plan. The awards are in the form of restricted stock and will vest in two parts: 50% on September 16, 2025 and 50% on September 16, 2026. A total of 2,500,000 shares were awarded and a corresponding share-based compensation expense of $366,644 was recorded reflecting the amortization of the grant’s fair value over the service period from the grant date through December 31, 2024. The expense was recorded in accordance with ASC 718 (Compensation—Stock Compensation) and is included in the Company’s Consolidated Statement of Operations.

Warrant Anti-Dilution Adjustment and Deemed Dividend

The Company’s warrants outstanding contain certain anti-dilution adjustments if the Company issues shares of its common stock at a lower price per share than the applicable exercise price of the underlying warrant. If any such dilutive issuance occurs prior to the exercise of such warrant, the exercise price will be adjusted downward to a price equal to the common stock issuance, and the number of warrants that may be purchased upon exercise is increased proportionately so that the aggregate exercise price payable under the warrant shares shall be the same as the aggregate exercise price in effect immediately prior to such adjustment.

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

On September 26, 2024, the Company entered into a Warrant Inducement Letter (the “Letter”) with an investor pursuant to which the Company issued 9,748,252 new warrants (the “New Warrants”) and reduced the exercise price of 4,874,126 warrant shares from $1.45 to $0.8701 to induce exercise and receive gross cash proceeds of $4,240,977 (the “Original Warrants”). Of the 9,748,252 warrants 4,874,126 of them have a term of 5 years (“Series A Warrants”) and the remaining 4,874,126 have a term of 1.5 years (“Series B Warrants”). The Company issued 2,332,000 shares of common stock, held 2,532,126 shares in escrow until the investor’s beneficial ownership limitation allows for the transfer of the escrow shares. For the year ended December 31, 2024, the Company recorded a deemed dividend of $9,793 for the inducement to exercise and $6,185,231 for the grant of new warrants. The Company valued (a) the fair value of the warrants immediately before the re-pricing in the amount of $4,197,280, (b) the fair value of the warrants immediately after the re-pricing in the amount of $4,207,073, and (c) recorded the difference as deemed dividend in the amount of $9,793. The warrants were valued using the Black-Scholes option pricing model using the following terms: a) fair value of common stock of $0.8701, b) exercise price of $1.45 before re-pricing, c) exercise price of $0.8701 after re-pricing, d) term of 4.26 years, e) dividend rate of 0%, and f) risk free interest rate of 3.55%. Regarding the valuation of the 9,748,252 new warrants (and the recognition of a deemed dividend of $6,185,321) the following terms were used: a) fair value of common stock of $0.8701, b) exercise price of $0.95, d) terms of 5 years for the Series A Warrants and 1.5 years for the Series B Warrants, e) dividend rate of 0%, and f) risk free interest rate of 3.55% for the Series A Warrants and 3.57% for the Series B Warrants.

As of December 31, 2024, there were 12,926,506 warrants outstanding and 12,913,172 warrants exercisable with 12,913,172 warrants having expiration dates from May 2026 through October 2029 and 13,334 warrants with no expiration date.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

A summary of the Company’s warrant activity for the years ending December 31, 2024 and 2023 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, January 1, 2023	4,194,236	$8.31	5.04	$2,562,600
Granted	7,524,933	1.65	5.13	-
Forfeited	-	-	-	-
Exercised	(3,152,386)	-	-	-
Expired	(5,307)	-	-	-
Balance Outstanding, December 31, 2023	8,561,476	$3.91	4.64	$18,801
Granted	9,748,252	0.95
Forfeited	-	-	-	-
Exercised	(4,874,126)	-	-	-
Expired	(509,096)	-	-	-
Balance Outstanding, December 31, 2024	12,926,506	$2.63	3.24	$8,920

Exercisable, December 31, 2024	12,913,172	$2.63	3.24	$8,920

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

The Company disaggregates revenue by country to depict the nature and economic characteristics affecting revenue.

The following table presents our revenue disaggregated by country for the years ended:

Country	2024	2023
Croatia	$47,233	$26,985
Cyprus	184,000	180,404
Bulgaria	66,658	210,033
Ireland	-	1,636
Greece	52,935,979	50,526,307
United States	-	504
Cayman Islands	-	12,632
UAE	341,782	-
UK	850,750	2,418,373
Total	$54,426,402	$53,376,874

NOTE 19 – SEGMENT REPORTING

A. Basis for segmentation

The Group operates through various operating segments, which include the wholesale sector, the pharmaceutical manufacturing sector, the nutraceuticals and pharmaceuticals sector and other, with only the first three of them being reportable segments based on the criteria (quantitative thresholds) of ASC 280. The financial information utilized by our Chief Operating Decision Maker (“CODM”), which is our CEO, for resource allocation and performance evaluation is included within the operating segments described above. The reconciling items presented in the tables below are excluded from the segment data provided to the Chief Operating Decision Maker (“CODM”). The “Other” category primarily consists of corporate expenses incurred by the Group’s parent entity, including, but not limited to, costs related to SEC legal and compliance matters, executive compensation, audit and review fees, and other corporate overhead expenses.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

B. Information about reportable segments

The table below present's information about the Company's reportable segments for the 12-month period ended December 31, 2024. The accounting policies followed in the preparation of the reportable segments are the same with those followed in the preparation of the Company's consolidated financial statements.

Year ended December 31, 2024

	Wholesale	Pharma manufacturing	Nutraceuticals & Pharmaceuticals	Other	Total
Revenues	51,593,787	865,373	1,967,242	-	54,426,402
Cost of Sales	(48,887,569)	(249,061)	(978,449)	-	(50,115,079)
General and Administrative expenses	(647,225)	(773,429)	(1,442,102)	(4,176,049)	(7,038,805)
Salaries	(1,701,552)	(1,243,568)	(1,430,736)	(1,317,580)	(5,693,436)
Sales and Marketing expenses	(10,516)	(489)	(255,559)	(88,405)	(354,969)
Research and Development costs	-	-	-	(533,293)	(533,293)
Net finance costs	(840,456)	-	234,856	(265)	(605,865)
Segment profit / (loss)	(493,531)	(1,401,174)	(1,904,748)	(6,115,592)	(9,915,045)
Reconciling items:
Depreciation and amortization	(231,344)	(565,371)	(334,075)	(118,448)	(1,249,238)
Provisions	(1,021,818)	(123,503)	(3,549,111)	-	(4,694,432)
Impairment Charges	-	-	(160,948)	(131,032)	(291,980)
Other income and expenses	(304,495)	5,789	225,665	40,718	(32,323)
Net profit/(loss) before Income Taxes	(2,051,188)	(2,084,259)	(5,723,217)	(6,324,354)	(16,183,018)

The following summary describes the operations of each reportable segment:

Reportable segments	Operations
Wholesale	Distribution and export of pharmaceutical products
Pharma manufacturing	Production of pharmaceutical products
Nutraceutical and pharmaceuticals	Trade of owned nutraceutical & pharmaceutical products

NOTE 20 – SUBSEQUENT EVENTS

On January 27, 2025, Cosmofarm S.A., a wholly owned subsidiary of the Company, entered into an agreement with a Third-Party Lender for the issuance of a €2,200,000 (approximately $2,308,000) secured bond loan. The loan will be disbursed in two tranches: €700,000 (Series A Bonds), repayable in ten equal semi-annual installments, and €1,500,000 (Series B Bonds), repayable at maturity. The loan bears interest at 2.95% plus the 6-month Euribor rate, payable semi-annually, and matures on January 27, 2030. The loan is secured by Cosmofarm’s 2,700 square meter premises and is intended to support the subsidiary’s growth initiatives and general corporate purposes.

During the period from January 1, 2025, to March 31, 2025, Grigorios Siokas, the Chief Executive Officer of the Company, executed a series of debt-for-equity exchange transactions. These transactions involved the conversion of debt owed by the Company to Mr. Siokas, specifically relating to unpaid salaries and bonuses, into shares of the Company’s common stock. A total of $649,000 in debt was exchanged, resulting in the issuance of 1,053,372 shares. All of these transactions were duly reported through the filing of Forms 4 with the U.S. Securities and Exchange Commission (SEC), as required for insider transactions.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2024, as the result of the below weaknesses.

AS 2201 and the SEC define the term “material weakness” as “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.” We had the following material weaknesses at December 31, 2024 set forth below:

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

Enhancements to Internal Controls and Financial Reporting Systems

The Company is actively refining its internal control framework by implementing multiple levels of review tailored to job responsibilities and personnel hierarchy. Key enhancements include:

•

Bank Reconciliation Oversight: Management conducts timely reviews to ensure bank reconciliations are prepared accurately and on schedule. Discrepancies between the general ledger and bank statements are promptly identified and addressed.

•

Review and Authorization of Financial Information: The Chief Financial Officer (CFO) reviews management accounting information and authorizes material transactions and adjustments, ensuring compliance with financial policies and procedures.

•	Payroll Process Controls: Payroll is processed by an external service provider, subsequently reviewed by the accountant, and formally approved by the CFO before payment authorization.
•

Financial Reporting System Assessment: The Company is evaluating the implementation of a new financial reporting application across all subsidiaries. This system is expected to enhance financial data processing, reporting accuracy, and integration of key financial controls, thereby strengthening IT General Controls (ITGCs) within a unified and more reliable platform.

These initiatives reflect the Company’s ongoing commitment to improving financial reporting processes, internal controls, and operational efficiency in alignment with best practices and regulatory requirements.

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

Name	Age	Position

Grigorios Siokas	59	CEO and Director

Georgios Terzis	43	CFO

Nikolaos Bardakis	56	COO

Suhel Bhutawala	46	Director and Commercial Director of Decahedron Ltd

Demetrios G. Demetriades	58	Secretary and Audit Committee Member

Manfred Ziegler	64	Director and Advisory Board Member

John J. Hoidas	58	Director and Audit Committee Member

Anastasios Aslidis	64	Director and Audit Committee Chairman

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

Demetrios G. Demetriades was elected as Secretary and Director of the Company effective January 13, 2014. Since January 2003, Mr. Demetriades has been Director of Highlander Spring Trading Ltd, a trading company. From November 2000 to December 2002, he was Marketing Director of Eurolink Securities Ltd which was involved in trading in the Cyprus Stock Exchange. From January 1995 to November 2000, he was Supervising Officer of Laiki Factors Ltd a financing company. As a member of the board, Mr. Demetriades contributes the benefits of his trading, executive leadership and management experience. Mr. Demetriades will be compensated for his service from time-to-time as the Board of Directors will determine. He was appointed to the Audit Committee during fiscal year 2021.

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

All legal cases outstanding as of December 31, 2024 are disclosed in Note 15.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2024, the following persons each failed to file, on a timely basis: Suhel Bhutawala in connection with one report concerning the receipt of 25,000 incentive shares on September 19, 2024; Grigorios Siokas in connection with one report concerning the receipt of 1,410,000 incentive shares on September 19, 2024; Anastasios Aslidis in connection with one report concerning the receipt of 20,000 incentive shares on September 19, 2024; John J. Hoidas in connection with one report concerning the receipt of 20,000 incentive shares on September 19, 2024, and a second report concerning the disposal of 5,000 of his incentive shares in November 2024;Georgios Terzis in connection with one report concerning the receipt of 490,000 incentive shares on September 19, 2024; Manfred Ziegler in connection with one report concerning the receipt of 15,000 incentive shares on September 19, 2024; Nikolaos Bardakis in connection with one report concerning the receipt of 35,000 incentive shares on September 19, 2024; all required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2024. On February 12, 2025, each of the abovementioned persons filed a Form 5 to report such transactions not previously disclosed. Additionally, Demetrios Demetriades had failed to disclose his shareholding of 20,000 shares of Common Stock on Form 3, which was subsequently filed on April 4, 2025.

Code of Ethics

We have adopted a Code of Ethics for Financial Executives, which includes our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics has previously been filed as an exhibit with the SEC.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal year ended December 31, 2024 and 2023.

SUMMARY COMPENSATION TABLE

Name	YE						Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Grigorios	2024	1,080,000	400,000	1,424,100	-	-	-	-	2,904,100
Siokas (1)	2023	1,080,000	1,800,000	-	-	-	-	-	2,880,000
Georgios	2024	166,698	100,000	494,900	-	-	-	-	761,898
Terzis (2)	2023	160,272	100,000	175,212	-	-	-	-	435,483
Manfred	2024	-	-	15,150	-	-	-	15,000	30,150
Ziegler (3)	2023	-	-	8,761	-	-	-	12,500	21,261
Anastasios	2024	-	-	20,200	-	-	-	40,000	60,200
Aslidis (4)	2023	-	-	35,042	-	-	-	60,000	95,042
John	2024			15,150	-	-	-	53,000	68,150
Hoidas(5)	2023	-	-	8,761	-	-	-	29,500	38,261
Demetrios G.	2024	-	-	15,150	-	-	-	15,000	30,150
Demetriades (6)	2023	-	-	8,761	-	-	-	15,000	23,761
Nikolaos	2024	22,722	15,000	35,350	-	-	-	15,071	88,143
Bardakis (7)	2023	19,470	-	17,521	-	-	-	10,817	47,808
Suhel	2024	84,357	-	25,250	-	-	-	10,000	119,607
Bhutawala (8)	2023	74,640	-	8,761	-	-	-	-	83,401

 ________________

(1)	Mr. Siokas became the Company’s Chief Executive Officer and Director of the Company in 2016.
(2)	Mr. Terzis became the Company’s Chief Financial Officer on November 11, 2020.
(3)	Manfred Ziegler was first elected as Director at the AGM held on December 2, 2022.
(4)	Dr. Anastasios Aslidis was elected to serve on the Board of Directors and was appointed as a chair of the Audit Committee on April 28, 2022.
(5)	John J. Hoidas was first elected as a Member of the Company’s Board of Directors on November 18, 2016. He was also elected to the Audit Committee during the fiscal year 2021.
(6)	Demetrios G. Demetriades was elected as Secretary and Director of the Company effective January 13, 2014.
(7)	Nikolaos Bardakis was appointed as COO on February 1, 2023, succeeding Mr. Pavlos Ignatiades.
(8)

Suhel Bhutawala was elected to serve on the Board of Directors at the Company’s Annual General Meeting held on September 18, 2023 and is the Commercial Director of our subsidiary, Decahedron Ltd, since April 2017.

Narrative Disclosure to the Summary Compensation Table

There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Insider Trading Arrangements and Policies

There are no Rule 10b5-1 trading arrangements held by any officer or director of the Company. The company has adopted its Insider Trading Policies and Procedures, which is being filed herein as Exhibit 19.1.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2024, there were no unexercised stock options, unvested stock, or outstanding equity incentive plan awards for any of our directors or executive officers.

OUTSTANDING EQUITY AWARDS AT YEAR END

Director Compensation

During the fiscal year ended December 31, 2024, the following amounts were approved for the directors as compensation for the services rendered within the period: a) $30,000 as BoD participation fees and $10,000 as committee participation fees  for Dr. Anastasios Aslidis, b) $10,000 as BoD participation fees and $5,000 as  committee participation fees  for John J. Hoidas, c) $10,000 as BoD participation fees and $5,000 as committee participation fees for Demetrios G. Demetriades, d) $10,000 as BoD participation fees and $5,000 as committee participation fees for Manfred Ziegler, e) $10,000 as BoD participation fees for Suhel Bhutawala.

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

On September 16, 2024 the Company’s Board of Directors approved incentive stock awards for the CEO, the CFO, certain officers and directors and other key employees of the Company pursuant to the 2023 Plan. The awards are in the form of restricted stock and will vest in two parts: 50% on September 16, 2025 and 50% on September 16, 2026. A total of 2,500,000 shares were awarded and a corresponding share-based compensation expense of $366,644 was recorded reflecting the amortization of the grant’s fair value over the service period from the grant date through December 31, 2024.

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

Cosmos Health’s Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Company does not have any formal policy that requires the Company to grant, or avoid granting, equity-based compensation to its executive officers at certain times. Consistent with its annual compensation cycle, the Compensation Committee has granted annual equity awards to its directors and executive officers and might grant annual equity awards to its directors and executive officers in the future. The timing of any equity grants to directors or executive officers in connection with new hires or other non-routine grants is tied to the event giving rise to the award (such as an executive officer’s commencement of employment effective date). As a result, in all cases, the timing of grants of equity awards, including stock options or RSUs, occurs independent of the release of any material nonpublic information, and Cosmos Health does not time the disclosure of material nonpublic information for the purpose of affecting the value of equity-based compensation.

Pursuant to Item 402(x) of Regulation S-K, the Company is required to provide tabular disclosure of any stock options or stock appreciation rights (SARs) granted to named executive officers during a period commencing four business days before and ending one business day after the disclosure of material nonpublic information (the “Covered Period”).

During the fiscal year ended December 31, 2024, the Company did not grant any stock options or stock appreciation rights to named executive officers during any Covered Period following the disclosure of material nonpublic information, including earnings releases or other significant corporate announcements. Accordingly, the tabular disclosure required under Item 402(x)(2) is not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of April 15, 2025, for each of the following persons, after giving effect to the transaction under the Exchange Agreement:

•	all such directors and executive officers as a group; and
•	each person who is known by us to own beneficially five percent or more of our common stock prior to the change of control transaction.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. The percentage of class beneficially owned set forth below is based on 27,198,161 shares of common stock issued and outstanding on April 15, 2025. We calculated beneficial ownership according to Rule 13d-3 of the Securities Exchange Act of 1934, as amended as of that date (the “Exchange Act”). Shares of our Common Stock issuable upon exercise of options or warrants or conversion of Notes that are exercisable or convertible within 60 days of April 15, 2025 are included as beneficially owned by the holder, but not deemed outstanding for computing the percentage of any other Stockholder for Percentage of Common Stock Beneficially Owned Immediately. Beneficial ownership generally includes voting and dispositive power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole dispositive power with respect to all shares beneficially owned.

Name of Beneficial Owners of Common Stock	Amount and Nature of Beneficial Ownership		% of Common Stock

Grigorios Siokas	4,827,685	(1)	17.30%
Georgios Terzis	727,263		2.67%
Nikolaos Bardakis	45,000		0.17%
Suhel Bhutawala	30,000		0.11%
John J. Hoidas	15,000		0.06%
Dr. Anastasios Aslidis	40,000		0.15%
Dr. Manfred Ziegler	20,000		0.07%
Demetrios G. Demetriades	20,000		0.07%

DIRECTORS AND OFFICERS As a group (8 persons)	5,724,948		20.60%

5% SHAREHOLDERS	-		-
None

(1)

Includes 4,115,302 issued shares; 212,383 shares issuable upon exercise of Exchange Warrants issued on October 2, 2022, pursuant to a Warrant Exchange Agreement dated as of October 3, 2022 and 500,000 shares issuable upon exercise of Series B Common Warrants exercisable at $3.00 per share. The exercise of the Exchange Warrants, Series A Common Warrants and Series B Common Warrants are all subject to the Beneficial Ownership Limitation.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Grigorios Siokas

Grigorios Siokas is the Company’s CEO and principal shareholder and is hence considered a related party to the Company.

From time to time, Grigorios Siokas loans the Company funds in the form of non-interest bearing, no-term loans.

During the 12-month period ended December 31, 2023, the Company had an outstanding principal balance under these loans of $13,257 in loans payable to Grigorios Siokas. As of December 31, 2024, the Company had an outstanding principal balance of $8,594 related to this payable. During the 12- month period ended December 31, 2024 the Company received $46,232 and repaid $49,842 in such loans.

Dimitrios Goulielmos

Dimitris Goulielmos was the Company’s former CEO and a Director of the Company.

On November 21, 2014, the Company entered into an agreement with Dimitrios Goulielmos, as amended on November 4, 2016. Pursuant to the amendment, this loan has no maturity date and is non-interest bearing. As of December 31, 2024 and 2023, the Company had a principal balance of €10,200 ($10,558) and €10,200 ($11,283) respectively.

Doc Pharma

Doc Pharma S.A. is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the son of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma S.A. in the past.

As of December 31, 2024, and December 31, 2023, the Company had a prepaid balance of $3,284,052 and $4,347,184, respectively, to Doc Pharma. For the year ended December 31, 2024 the prepayment of approximately $2.6 million relates to purchases of inventory pursuant to the CMO agreement signed between the Company and Doc Pharma SA on October 10, 2020, $310k concern the purchase of pharmaceutical and nutraceutical licenses according to the May 17, 2021 R&D agreement and the remaining $362k relate to the current portion of the Royalty Agreement signed on December 31, 2024 between the and DocPharma SA (refer to “Research and Development” section of the MD&A). The non-current portion of the Royalty Agreement of $1,811,425 is included in “Other Assets – Related Party” in the Company’s Consolidated Balance Sheets as of December 31, 2024.

As of December 31, 2024 and December 31, 2023, the Company had an accounts payable balance to Doc Pharma of $249,768 and $34,217, respectively. The December 31, 2024 balance concerns a trade payable balance that our subsidiary wholesaler, Cosmofarm SA, owes to Doc Pharma SA, concerning purchases of certain pharmaceutical products.

Additionally, the Company had a receivable balance of $2,295,706 and $2,386,721 from Doc Pharma S.A. as of December 31, 2024, and December 31, 2023, respectively, which concerns trading receivables balances with the Company’s Greek and UK subsidiaries. As of December 31, 2024, a cumulative allowance for doubtful accounts of approximately $1.4 million has been recognized, effectively offsetting this balance.

During the years ended December 31, 2024 and 2023, the Company purchased a total of $1,091,540 and $1,365,324 of products from Doc Pharma S.A., respectively and additionally sold a total of $781,386 and $619,637 of products to Doc Pharma, respectively.

On October 10, 2020, the Company entered into a contract manufacturer outsourcing (“CMO”) agreement with Doc Pharma whereby Doc Pharma is responsible for the development and manufacturing of pharmaceutical products and nutritional supplements according to the Company’s specifications based on strict pharmaceutical standards and good manufacturing practice (“GMP”) protocols as the National Organization for Medicines requires. The Company has the exclusive ownership rights for trading and distribution of its own branded nutritional supplements named “Sky Premium Life®”. The duration of the agreement is for five years, however, either party may terminate the agreement at any time giving six-month advance notice. Doc Pharma is exclusively responsible for supplying the raw materials and packaging required to manufacture the final product. However, they are not responsible for potential delays that may arise, concerning their import. Doc Pharma is also obligated to store the raw and packaging materials. The delivery of raw and packaging materials should be purchased at least 30 and 25 days, respectively, before the delivery date of the final product. The Manufacturer solely delivers the finished product to the Company. There is a minimum order quantity (“MoQ”) of 1,000 pieces per product code. Both parties have agreed that the Company will deposit 60% of the total cost upon agreement and assignment and 40% of the total cost including VAT charge upon the delivery date. The prices are indicative and are subject to amendments if the cost of the raw material or the production cost change. For the years ended December 31, 2024 and 2023, the Company has purchased €493,241 ($533,687) and €1,144,043 ($1,237,467), respectively, in inventory related to this agreement.

On May 17, 2021, Doc Pharma and the Company entered into a Research and Development (“R&D”) agreement whereby Doc Pharma will be responsible for the research, development, design, registration, copy rights and licenses of 250 nutritional supplements for the final products called Sky Premium Life®. These products will be sold in Greece and abroad. The total cost of this project will be €1,425,000 plus VAT and will be done over three phases as follows: Design & Development (€725,000); Control and Product Manufacturing (€250,000) and Clinical Study and Research (€450,000). SkyPharm has bought a total of as of 81 licenses at value of €554,500 ($593,204) which is 38.91% of the total cost, as of December 31, 2022. During the year ended December 31, 2023, 24 additional licenses were purchased at value of €475,014 ($525,461) and during the year ended December 31, 2024, 60 additional Sky Premium Life licenses were purchased for €710,000 ($734,921).The agreement will terminate on December 31, 2025.

On December 31, 2024, the Company signed an agreement with DocPharma SA (the “Licensor”), through which the Company obtained a royalty-bearing, exclusive worldwide license to actively commercialize the patents owned by the Licensor, through research and preclinical and clinical trials for the useful life of the patents, or for 20 years, whichever is longer. The patents, filed in 2016 and 2017 respectively, cover innovative treatments for cancer. The terms of the agreement include an initial payment of EUR 500,000 due by the end of 2024, followed by fixed annual payments of EUR 350,000 during the five-year Start-Up Term from 2025 to 2030. After the Start-Up Term, the Company will pay an 1.5% royalty on annual net sales of licensed products covered by an issued patent. Moreover, the Company retains an optional buy-out right for a total amount of EUR 7,500,000, which can be exercised with 60 days' notice and a 60-day close period. The Company also has the right to sublicense the patents. For the 12-month period ended December 31, 2024, the Company incurred EUR 500,000 ($517,550) in royalties concerning this agreement, which were included in “Research and Development costs” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

On June 28, 2023, the Company approved the purchase of five proprietary and innovative branded pharmaceuticals with significant market presence and material profit contribution from Zakalia Ltd., the parent company of Doc Pharma, for €1,800,000 ($1,965,600). The transaction was settled on a non-cash basis through the reduction, of an equivalent amount, of prepaid expense balances the Company held with Doc Pharma. The purchased branded pharmaceuticals are presented in “Goodwill and intangible assets, net” on the accompanying consolidated balance sheets. During the year ended December 31, 2024, the Company recognized an impairment charge of $160,947 related to two licenses that are no longer expected to be commercialized. The impairment was recorded after management’s assessment determined that the recoverability of these assets was no longer supportable due to changes in market conditions and strategic priorities. This charge is included in “Other income (expense), net” within the Consolidated Statement of Operations. On December 29, 2023, the Company approved the purchase of additional 19 generic licenses from Doc Pharma, of a total value of €3,200,000 ($3,539,840). This transaction was also settled on a non-cash basis through the reduction, of an equivalent amount, of prepaid expense balances the Company held with Doc Pharma.

The balance of prepaid expenses due Doc Pharma as of December 31, 2022, had increased to €7,103,706 ($7,599,545), which was mainly attributable to the prepayments SkyPharm S.A. made in accordance with the CMO agreement and the extensive orders and sales of the SPL products the Company expects to achieve within 2023, mainly through its Amazon channels in the UK, Singapore, Canada and other countries. However, as the benefit from a significant portion of the prepaid balance would not have been realized within a 12-month period, the Company opted to secure a portion of the outstanding prepaid balance through a loan agreement. SkyPharm S.A. (the “Lender”) entered into a loan agreement with Doc Pharma (the “Borrower”) for €4,000,000 ($4,279,200), all of which was financed through the outstanding prepaid balance. The duration of the loan is for a 10-year period up to December 1, 2032 (the “Maturity Date”). The loan bears a fixed interest rate of 5.5% payable on a monthly basis and will be repayable in 120 equal instalments of €33,333.33 ($35,660). The loan may be prepaid anytime during its duration in full or partially based on the Company’s product requirements and other factors, without Doc Pharma incurring any prepayment penalty. As of December 31, 2024 and December 31, 2023, the loan had a current portion of €500,000 ($517,550) and €400,000 ($442,480) , and a non-current portion of €2,800,000 ($2,898,280), and €3,200,000 ($3,539,840), respectively, which is classified as “Loans receivable – related party” on the accompanying consolidated balance sheets. During the year ended December 31, 2024, the Company received €300,000 ($310,530) in principal repayments, and €121,550 ($125,816) of interest repayments. Additionally, during the year ended December 31, 2024, the Company recorded €188,375 ($203,822) as interest income relating to this loan.

Panagiotis Kozaris

Panagiotis Kozaris is considered a related party due to the fact that he is a former General operational manager and current employee of Cosmofarm S.A.

From time-to-time the Company purchases back shares that Panagiotis Kozaris owns and records them as treasury shares. The Company pays Panagiotis Kozaris in advance for the shares owned and obtains the shares upon execution of a cumulative stock-purchase agreement (“SPA”). During the years ended December 31, 2023 and 2022, the Company paid Panagiotis Kozaris an additional sum of $51,159 and $143,056 respectively for shares owned, however, no SPA for these funds has been executed as of December 31, 2023. The Company intends to execute a cumulative SPA for these amounts within 2025. The total balances owed of $194,215 and $194,215 are included in “Prepaid expenses and other current assets - related party”, on the accompanying consolidated balance sheets as of December 31, 2024 and 2023, respectively.

Basotho Investment Limited

Basotho Investment Limited is considered a related party once Panagiotis Kozaris (former General operational manager and current employee of Cosmofarm S.A) is one of its directors.

On November 21, 2023, the Company issued 120,000 shares of common stock to Basotho Investment Limited for services rendered. The fair value of these shares for the period ended December 31, 2024 and 2023 was $113,300 and $10,300, respectively, which was included in “General and administrative expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Maria Kozari

Maria Kozari is considered a related party to the Company due to the fact that she is the daughter of Panagiotis Kozaris, a former Operational General Manager and current employee of Cosmofarm S.A.

During 2021, the Company, through its subsidiary, Cosmofarm SA, commenced a partnership with a pharmacy called “Pharmacy & More”, owned by Maria Kozari. The transactions with the respective pharmacy were in Cosmofarm’s normal course of business, however, a more flexible credit policy was allowed as the pharmacy was new and needed to be established in the market. During the years ended December 31, 2024 and 2023 the Company’s net sales to Pharmacy & More amounted to $414,443 and $480,029 respectively. As of December 31, 2024 and 2023 the Company’s outstanding receivable balance due from the pharmacy amounted to $1,183,429 and $1,142,402, respectively, and are included in “Accounts receivable - related party”, on the accompanying consolidated balance sheets. As of December 31, 2024, a cumulative allowance for doubtful accounts of approximately $735,000 has been recognized, effectively offsetting this balance.

The Company plans to acquire Pharmacy & More within fiscal year 2025. Upon acquisition, the Company intends to offset the outstanding receivable balance with the corresponding purchase price and additionally plans to make Pharmacy & More the first shop-in-shop of its own branded line of nutraceutical products, Sky Premium Life® (SPL).

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

On February 28, 2023 (Issue Date) the Company signed a Secured Promissory Note with Cana Laboratories Holding (Cyprus) Limited (the “Holder”), whereby the Holder borrowed the sum of €4,100,000 ($4,457,520) from the Company. Interest on the Principal Amount under this Note shall accrue at a rate equal to Five Percent (5%) plus one month LIBOR per annum (5.18% as of September 30, 2023). The maturity date (“Maturity Date”) of this Note shall be five years from the Issue Date. The Principal Amount, as well as all accrued interest shall be due and payable on the Maturity Date. During the six months ended June 30, 2023, the Company recorded interest income of €137,138 ($148,789). Following the completion of Cana’s acquisition on June 30, 2023, the balance of the Note is eliminated on a consolidated level.

Other Related Parties

Additionally, the Company has the following material related-party balances as of December 31, 2024: a) a balance of $851,000 relating to unpaid salaries and bonuses due to Grigorios Siokas, the CEO of the Company, classified as “Accounts payable and accrued expenses - related party” in the Company’s consolidated balance sheets, b) a balance of $168,000 relating to unpaid salaries and bonuses due to George Terzis, the CFO of the Company, classified as “Accounts payable and accrued expenses - related party” in the Company’s consolidated balance sheets. c) a balance of $15,000 relating to unpaid salaries and bonuses due to Nikolaos Bardakis, the COO of the Company, classified as “Accounts payable and accrued expenses - related party” in the Company’s consolidated balance sheets.

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

On April 26, 2024, the Company dismissed KPMG as the Company’s independent registered accountant, effective immediately. On April 29, 2024, RBSM LLP (“RBSM”) was appointed by the Company’s Audit Committee as the Company’s independent registered public accounting firm, to audit the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2023, subject to customary client acceptance procedures. On May 21, 2024, RBSM completed such procedures, formally accepted its appointment by executing and engagement letter with the Company and issued its independence letter to the Company’s Audit Committee. During the two most recent fiscal years and through May 21, 2024, the Company had not consulted with RBSM regarding any matter that was the subject of a disagreement, or a reportable event described in Items 304(a)(1)(iv) or (v), respectively, of Regulation S-K.

The following table presents: (1) fees for professional audit services rendered by RBSM LLP for the audit of our annual financial statements and for other services for the year ended December 31, 2024 and for the year ended December 31, 2023.

Financial Statements for the Year Ended	Audit Services	Audit Related Fees	Tax Fees	Other Fees
December 31, 2024
RBSM LLP	$200,000	45,335	-	40,000
December 31, 2023
RBSM LLP	$400,000	-	-	-

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

Audit Fees for the fiscal years ended December 31, 2024 and 2023 were for professional services rendered for the audits and quarterly reviews of the financial statements of the Company, consents, and other assistance required to complete the year-end audit of the financial statements.

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

56

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

10.87	Form of Pre-Funded Warrant (70)

10.88	Form of Common Warrant (70)

10.89	Form of Securities Purchase Agreement (70)

10.90	Form of Placement Agency Agreement (70)

10.91	Form of Investor Agreement (70)

10.92	Form of Amendment No. 1 to Common Warrant Agreement (70)

10.93	Form of Warrant (71)

10.94	Form of Warrant Exchange Agreement (71)

14.1	Code of Ethics (19)

19.1*	Insider Trading Policies and Procedures

21*	List of Subsidiaries

23.1*	Consent of RBSM LLP

31.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Clawback Policy (73)

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

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

Cosmos Health Inc.

Date: April 15, 2025	By:	/s/ Grigorios Siokas
Grigorios Siokas

In accordance with the Exchange Act, this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Grigorios Siokas	Chief Executive Officer and Director	April 15, 2025
Grigorios Siokas	(Principal Executive Officer)

/s/ Georgios Terzis	Chief Financial Officer	April 15, 2025
Georgios Terzis	(Principal Financial Officer, and Principal Accounting Officer)

/s/ Demetrios G. Demetriades	Secretary and Director	April 15, 2025
Demetrios G. Demetriades

/s/ John J. Hoidas	Director	April 15, 2025
John J. Hoidas

/s/ Anastasios Aslidis	Director	April 15, 2025
Dr. Anastasios Aslidis

/s/ Manfred Ziegler	Director	April 15, 2025
Dr. Manfred Ziegler

