Form 10-Q
period 2025-03-31
Cosmos Health Inc.
filed 2025-05-15
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Applicable only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,751,422 as of May 15, 2025.

COSMOS HEALTH INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$742,881	$315,105
Accounts receivable, net	14,251,895	13,478,263
Accounts receivable - related party	1,422,015	1,230,308
Marketable securities	25,278	21,148
Inventory	4,736,222	4,355,365
Loans receivable	666,225	614,473
Loans receivable - related party	768,891	557,473
Prepaid expenses and other current assets	1,383,105	1,310,388
Prepaid expenses and other current assets - related party	3,848,487	3,578,825

TOTAL CURRENT ASSETS	27,844,999	25,461,347

Property and equipment, net	10,016,068	9,689,505
Goodwill and intangible assets, net	7,802,529	7,756,534
Loans receivable - long term portion	2,927,994	2,876,523
Loans receivable - related party - long term	2,875,384	2,898,280
Operating lease right-of-use asset	671,605	696,166
Financing lease right-of-use asset	9,451	13,607
Advances for building's acquisition	2,000,020	2,000,020
Other assets	1,154,594	1,108,484
Other assets - related party	1,889,300	1,811,425

TOTAL ASSETS	$57,191,944	$54,311,892

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,672,962	$11,157,658
Accounts payable and accrued expenses - related party	614,554	1,269,403
Accrued interest	255,192	221,820
Lines of credit	7,305,377	6,985,052
Notes payable	2,763,723	2,548,480
Notes payable - related party	11,012	10,558
Loans payable - related party	-	6,194
Operating lease liability, current portion	203,601	196,718
Financing lease liability, current portion	8,376	11,484
Other current liabilities	3,751,190	3,350,173

TOTAL CURRENT LIABILITIES	26,585,987	25,757,540

Notes payable - long term portion	2,088,540	1,560,433
Operating lease liability, net of current portion	466,909	498,398
Financing lease liability, net of current portion	1,788	3,399
Other liabilities	2,097,008	1,959,193
TOTAL LIABILITIES	31,240,232	29,778,963

Commitments and Contingencies (see Note 14)	-	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized; 27,284,633 and 23,689,135 shares issued and 27,198,136 and 23,602,638 outstanding as of March 31, 2025 and December 31, 2024, respectively	27,285	23,689
Additional paid-in capital	142,785,641	141,583,625
Subscription receivable	(20)	(20)
Treasury stock, at cost, 86,497 shares as of March 31, 2025 and December 31, 2024	(917,159)	(917,159)
Accumulated deficit	(114,840,372)	(114,022,275)
Accumulated other comprehensive loss	(1,103,663)	(2,134,931)

TOTAL STOCKHOLDERS' EQUITY	25,951,712	24,532,929

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$57,191,944	$54,311,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2025	2024

REVENUE	$13,712,528	$14,584,473

COST OF GOODS SOLD	11,662,729	13,250,847

GROSS PROFIT	2,049,799	1,333,626

OPERATING EXPENSES
General and administrative expenses	1,478,702	1,418,138
Salaries and wages	1,040,019	1,258,179
Sales and marketing expenses	28,155	173,630
Research and development costs	15,629	-
Depreciation and amortization expense	320,439	319,787
TOTAL OPERATING EXPENSES	2,882,944	3,169,734

LOSS FROM OPERATIONS	(833,145)	(1,836,108)

OTHER INCOME (EXPENSE)
Other income (expense), net	(68,137)	191,824
Interest expense	(187,107)	(168,672)
Interest income	91,326	105,765
Gain on equity investments, net	3,142	1,755
Foreign currency transaction, net	175,824	(161,254)
TOTAL OTHER INCOME (EXPENSE), NET	15,048	(30,582)

LOSS BEFORE INCOME TAXES	(818,097)	(1,866,690)

INCOME TAX EXPENSE	-	-

NET LOSS	(818,097)	(1,866,690)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(818,097)	(1,866,690)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net	1,031,268	(599,276)

TOTAL COMPREHENSIVE INCOME (LOSS)	$213,171	$(2,465,966)

BASIC NET LOSS PER SHARE	$(0.03)	$(0.11)
DILUTED NET LOSS PER SHARE	$(0.03)	$(0.11)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	26,037,608	16,851,747
Diluted	26,037,608	16,851,747

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

								Accumulated
	Common Stock		Additional		Treasury Stock			Other	Total
	No. of Shares	Value	Paid-in Capital	Subscription Receivable	No. of Shares	Value	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity

Balance at January 1, 2024	15,982,472	15,983	$129,008,301	$(20)	86,497	$(917,159)	$(91,644,233)	$(419,844)	$36,043,028
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	(599,276)	(1,715,087)
Proceeds from sale of common stock, net of financing fees of $19,467	901,488	901	628,525	-	-	-	-	-	629,426
Shares issued in lieu of cash	-	-	108,297	-	-	-	-	-	695,405
Shares issued pursuant to warrant exchange agreement	950,063	950	(950)	-	-	-	-	-	-
Stock-based compensation	-	-	231,897	-	-	-	-	-	994,307
Net loss	-	-	-	-	-	-	(1,866,690)	-	3,868,868
Balance at March 31, 2024	17,834,023	17,834	129,976,070	(20)	86,497	(917,159)	(93,510,923)	(1,019,120)	40,515,948

	Common Stock		Additional		Treasury Stock			Other	Total
	No. of Shares	Value	Paid-in Capital	Subscription Receivable	No. of Shares	Value	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity

Balance at January 1, 2025	23,689,135	23,689	$141,583,625	$(20)	86,497	$(917,159)	$(114,022,275)	$(2,134,931)	$24,532,930
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	1,031,268	1,031,268
Stock-based compensation	-	-	556,611	-	-	-	-	-	556,611
Shares issued pursuant to warrant exchange agreement	2,542,126	2,542	(2,542)	-	-	-	-	-	-
Debt exchanges	1,053,372	1,053	647,947	-	-	-	-	-	649,000
Net loss	-	-	-	-	-	-	(818,097)	-	(818,097)
Balance at March 31, 2025	27,284,633	$27,284	$142,785,641	$(20)	86,497	$(917,159)	$(114,840,372)	$(1,103,663)	$25,951,712

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(818,097)	$(1,866,690)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and amortization expense	315,836	312,298
Amortization of right-of-use assets	4,603	7,489
Bad debt expense	(18,687)	(31,071)
Lease expense	63,236	77,167
Interest on finance leases	195	725
Stock-based compensation	556,611	340,194
Deferred income taxes	7,392	(4,344)
Gain on net change in fair value of equity investments	(3,142)	(1,755)
Changes in assets and liabilities:
Accounts receivable	(170,948)	238,025
Accounts receivable - related party	(134,483)	(348,639)
Inventory	(192,792)	(196,020)
Prepaid expenses and other assets	92,249	(106,353)
Prepaid expenses and other current assets - related party	(134,754)	(974,442)
Accounts payable and accrued expenses	83,627	(599,161)
Accounts payable and accrued expenses - related party	(18,934)	319,713
Accrued interest	23,308	(62,387)
Lease liabilities	(63,238)	(76,344)
Other current liabilities	169,429	261,313
Other liabilities	52,272	(701,821)
NET CASH USED IN OPERATING ACTIVITIES	(186,316)	(3,412,103)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from loan receivable	6,734	207,119
Purchase of intangible assets	(1,273)	-
Sale of intangible assets	-	1,997
Purchase of property and equipment	(12,530)	(82,662)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(7,069)	126,454

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of note payable	(184,153)	(364,354)
Proceeds from note payable	737,177	-
Payment of related party loan	(6,302)	(7,599)
Payment of lines of credit	(6,756,201)	(5,974,114)
Proceeds from lines of credit	6,775,739	5,932,222
Proceeds from the issuance of common stock	-	649,039
Payments of financing fees	-	(19,465)
Payments of finance lease liability	(5,398)	(8,787)
NET CASH PROVIDED BY FINANCING ACTIVITIES	560,862	206,942

Effect of exchange rate changes on cash	60,299	110,611

NET CHANGE IN CASH	427,776	(2,968,096)

CASH AT BEGINNING OF PERIOD	315,105	3,833,195
CASH AT END OF PERIOD	$742,881	$865,099

Supplemental Disclosure of Cash Flow Information

Cash paid during the year:
Interest	$104,800	$234,732

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Closing of acquisition of Cloudscreen	$-	$637,080
Common stock issued to employees	$311,301	$-
Common stock issued to consultants	$245,310	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

NOTE 1 – BASIS OF PRESENTATION

The terms “COSM,” “we,” the “Company,” the “Group” and “us” as used in this report refer to Cosmos Health Inc. The accompanying unaudited condensed consolidated balance sheet as of March 31, 2025 and unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2025 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the management of COSM, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“Form 10-K”). The accompanying condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes on the accompanying balance sheet.

Going Concern

The Company’s unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the continuation of the Company as a going concern. For the period ended March 31, 2025, the Company had revenue of $13,712,528, net loss of $818,097 and net cash used in operations of $186,316. Additionally, as of March 31, 2025, the Company had positive working capital of $1,259,012, an accumulated deficit of $114,840,372, and stockholders’ equity of $25,951,712. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date of this filing.

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

Management’s plans include expansion of brand name products to the market, expanding the current product portfolio, and evaluating acquisition targets to expand distribution. The exclusive distribution agreement signed for its Sky Premium Life products in the United Arab Emirates (“UAE”) and the significant orders already received, are expected to substantially strengthen its operating cash flow. Furthermore, the Company intends to vertically integrate the supply chain distribution network. On top of that, the Company plans to access the capital markets further in order to raise additional funds through equity and/or debt offerings. More specifically, commencing from August 2025, the Company will be eligible to utilize an S-3 registration statement, (12 months following the date that the Company had regained compliance with Listing Rule 5250(c)(1) (the “Filing Rule”)), to be in a position to raise equity capital more efficiently in conjunction with utilizing potential equity proceeds by its outstanding warrants. Management’s plans also include postponing certain debt repayments, through achieving favorable amendments to its debt facilities and in parallel intends to make substantial efforts to receive additional debt financing. Moreover, the Company’s management is considering of postponing certain repayments of suppliers and creditors. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described herein and eventually secure other sources of financing and attain profitable operations.

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

March 31, 2025

NOTE 2 – ORGANIZATION AND NATURE OF BUSINESS

Cosmos Health Inc. and its subsidiaries (Nasdaq: COSM), (“us”, “we”, the “Group”, or the “Company”) are an international healthcare group headquartered in Chicago, Illinois. The Group is engaged in the nutraceuticals sector through its own proprietary lines of products “Sky Premium Life” and “Mediterranation”. The Company is operating in the pharmaceutical sector as well, through the provision of a broad line of branded generics and OTC medications. In addition, the Group is involved in the healthcare distribution sector through its subsidiaries in Greece and the UK, serving retail pharmacies and wholesale distributors. The Company is strategically focusing on the research and development (“R&D”) of novel patented nutraceuticals and specialized root extracts, as well as on the R&D of proprietary complex generics and innovative OTC products. The Company has developed a global distribution platform and is currently expanding throughout Europe, Asia, the UAE and North America. The Company has offices and distribution centers in Thessaloniki and Athens, Greece and Harlow, UK.

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

Acquisition Accounting

Cloudscreen

On January 23, 2024, the Company completed the acquisition of Cloudscreen, a cutting-edge Artificial Intelligence (AI) powered platform. The acquisition is pursuant to the purchase agreement announced on October 11, 2023. Cloudscreen is a multimodal platform specialized in drug repurposing, a process that involves uncovering new target proteins or indications for existing drugs for use in treating different diseases. The total purchase price amounted to $637,080 and consisted of 280,000 shares of common stock with a fair value of $319,200 and an amount of $317,880 to be settled in cash during 2024 based on the Promissory Note signed on October 10, 2023. The Company accounted for the acquisition as an asset acquisition in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, (“ASC 805”) and recorded $637,080 as “Other assets” related to the technology platform acquired. The total amount was reclassified to “Goodwill and intangible assets, net” in January 2024 with the closing of the agreement (refer to Note 5).

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

During the year ended December 31, 2024, the Company recognized an impairment charge of $131,032 related to the technology platform. This decision followed management’s assessment that the asset’s recoverability was no longer supportable due to changes in market conditions and a shift in strategic priorities. Specifically, the telehealth platform was no longer in use and did not generate revenues, as the Company elected not to focus on the telehealth business segment. As a result, the unamortized balance of the intangible asset was effectively written off. The impairment charge was recorded within “Other income (expense), net” in the Consolidated Statement of Operations for the year ended December 31, 2024.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

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

On January 6, 2023, the Company agreed to purchase land and building located in Montreal, Canada from a third-party vendor. The total purchase price amounts to $3,950,000 and the closing date of the agreement based on the amendment signed on July 19, 2023, was December 31, 2023. Pursuant to the last amendment signed on December 31, 2024 the closing date was extended to December 31, 2025. As of March 31, 2025, the Company has made prepayments of $2,000,020 classified as “Advances for building’s acquisition” on the Company’s condensed consolidated balance sheets.

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

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

Transactions in and Translations of Foreign Currency

The functional currency for the Greek subsidiaries of the Company (CANA Laboratories, Cosmofarm S.A. and SkyPharm SA) is Euro (€) and for the UK subsidiary (Decahedron Ltd) is GBP (£). ZipDoctor Inc. is a U.S. based entity. As a result, the financial statements of the subsidiaries (except for ZipDoctor Inc.) have been translated from the local currency into U.S. dollars using (i) year-end exchange rates for balance sheet accounts, and (ii) average exchange rates for the reporting period for all income statements accounts. Foreign currency translations gains and losses are reported as a separate component of the condensed consolidated statements of changes in stockholders’ equity.

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

March 31, 2025

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

Accounts Receivable, net

Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts against gross accounts receivable, prepaid expenses and other current assets and other assets reflects the best estimate of probable losses inherent in the receivables’ portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. As of March 31, 2025 and December 31, 2024, the Company’s allowance for doubtful accounts was $23,658,962 and $22,799,219, respectively. Below is the summary of changes in the allowance for doubtful accounts:

March 31, 2025

Balance as of January 1st, 2025	$22,799,219
Provisions for credit losses	-
Write-offs	-
Foreign exchange adjustments	878,430
Other adjustments	(18,687)
Balance as of March 31, 2025	$23,658,962

Tax Receivables

The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of its business in most of the countries in which it operates related to the procurement of merchandise and/or services it acquires and/or on sales and taxable income. The Company also collects VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services it sells. If the output VAT exceeds the input VAT, this creates a VAT payable to the government. If the input VAT exceeds the output VAT, this creates a VAT receivable from the government. The VAT tax return is filed on a monthly basis offsetting the payables against the receivables. In observance of EU regulations for intra-EU cross-border sales, our subsidiaries in Greece, SkyPharm and Cosmofarm, do not charge VAT for sales to wholesale drug distributors registered in other European Union member states. As of March 31, 2025 and December 31, 2024, the Company had a VAT net receivable balance of $528,203 and $534,263 respectively, recorded in the condensed consolidated balance sheet as prepaid expenses and other current assets and accounts payable and accrued expenses, respectively.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

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

Depreciation expense was $97,539 and $112,874 for the three months ended March 31, 2025 and 2024.

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

Intangibles, net

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 5 years for an import/export license and a useful life of 10 years for the pharmaceutical and nutraceutical products licenses included in Note 4 as “Licenses”. A useful life of 10 years is also used for the platforms included in Note 4 as “Software” and the customer bases. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. As of March 31, 2025 and December 31, 2024, no revision to the remaining amortization period of the intangible assets was made.

Amortization expense was $208,833 and $189,855 for the three months ended March 31, 2025 and 2024, respectively.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Long-lived Assets, property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. For the three months ended March 31, 2025, and 2024, the Company has recorded no impairment charge.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

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

As of March 31, 2025, investments consisted of 16,666 shares which traded at a closing price of $0.95 per share or value of $15,749 of National Bank of Greece. Additionally, the Company has $7,665 in equity securities of Pancreta Bank, which are revalued annually.

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

Our financials also included the following financial instruments as of March 31, 2025 and December 31, 2024: cash, accounts receivable, inventory, prepaid expenses, loans receivable, accounts payable, notes payable and lines of credit. Except for the loans receivable which carry fixed interest rates, the carrying value of the remaining instruments, approximates fair value due to their short-term nature.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

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

Wholesale revenue and sales of own branded nutraceutical and pharmaceutical products

The Company has contracts or signed partnership forms (usual in the wholesale sector of the pharma industry) with its customers, stipulating the enforceable rights and obligations. The Company is responsible for transferring the goods to the customer’s location, which represents its sole performance obligation. Thus, the transaction price, which is predetermined in most of the products sold, is exclusively allocated to this performance obligation. Revenue is recognized at a single point in time, which is upon issuance of the corresponding sales invoice. The Company has assessed the impact of the items invoiced but not delivered to the customer’s location as of March 31, 2025 and December 31, 2024 and deemed that it had no material effect.

Pharma manufacturing

The Company has active contracts with its customers, stipulating the enforceable rights and obligations. The Company is responsible for the manufacturing and the packaging of specific products assigned by its customers, which represents its performance obligations to which the Company allocates the transaction price determined. The customers are responsible for providing the raw materials to the Company. Revenue is recognized over a period of time, which is during the production and packaging period of the respective products. As of March 31, 2025 and 2024  there were no products or batches of products for which the production or packaging phase was in progress.

Medihelm SA

Effective January 1, 2023, and pursuant to the distribution agreement with Medihelm SA (“Medihelm”), the exclusive distributor of the Company’s proprietary line of nutraceutical products, the Company determined that the transaction price for sales to Medihelm was variable in nature. In accordance with ASC 606, Revenue from Contracts with Customers, and specifically ASC 606-10-32-5, the Company applied the “expected value” method to estimate the transaction price, subject to the constraint on variable consideration.

This approach was necessitated by the existence of significant overdue receivables from Medihelm, which raised substantial doubt regarding full collectability of the contractual amounts. The Company reassessed the estimate of the transaction price at each reporting date, considering changes in facts and circumstances.

There was no impact on revenue recognition for the three-month period ended March 31, 2025 and no further adjustments to variable consideration were necessary.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

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

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At March 31, 2025, we believe our United Kingdom and Greece deferred tax assets will not be realized, as such, we did not record a reversal on the full valuation approach we followed during the year ended December 31, 2024.

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

Retirement and Termination Benefits

Under Greek labor law, employees are entitled to lump-sum compensation in the event of termination or retirement. The amount depends on the employee’s work experience and remuneration as of the day of termination or retirement. If an employee remains with the company until full-benefit retirement, the employee is entitled to a lump-sum equal to 40% of the compensation to be received if the employee were to be dismissed on the same day. The Company periodically reviews the uncertainties and judgments related to the application of the relevant labor law regulations to determine retirement and termination benefits obligations of its Greek subsidiaries. The Company has evaluated the impact of these regulations and has identified a potential retirement and termination benefits liability. The amount of the liability as of March 31, 2025 and December 31, 2024, was $398,838 and $377,264, respectively, and has been recorded as a long-term liability within the consolidated balance sheets (“Other liabilities”). The Company engaged an actuarial expert for the first time, during the period ended December 31, 2023. Management did not engage an actuarial expert since then, since there were no circumstances indicating that there would be a significant change to the liability recorded and thus the movement compared to 2023, solely relates to the foreign exchange effect.

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

	March 31, 2025	March 31, 2024
Weighted average number of common shares outstanding Basic	26,037,608	16,851,747
Potentially dilutive common stock equivalents
Weighted average number of common and equivalent shares outstanding – Diluted	26,037,608	16,851,747

The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	March 31, 2025	March 31, 2024
Warrants	12,926,506	8,558,380
Total	12,926,506	8,558,380

Common stock equivalents are included in the diluted income per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented.

Recent Accounting Pronouncements

There were no new material accounting standards issued in the first fiscal quarter of 2025.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

NOTE 3 – EQUITY METHOD INVESTMENTS

CosmoFarmacy LP

In September 2019, the Company entered into an agreement with an unaffiliated third party to incorporate CosmoFarmacy L.P. for the purpose of providing strategic management consulting services and the retail trade of pharmaceutical products, and OTC to pharmacies. CosmoFarmacy was incorporated with a 30-year term through May 31, 2049. The unaffiliated third party is the general partner (the “GP”) of the limited partnership and is responsible for management and decision-making associated with CosmoFarmacy. The initial share capital was set to EUR 150,000 ($163,080) which was later increased to EUR 500,000 ($543,600). The GP contributed the pharmacy license (the “License”) valued at EUR 350,000 (30-year term) to operate the business of CosmoFarmacy in exchange for a 70% equity ownership. The Company is a limited partner and contributed cash of EUR 150,000 ($163,080) for the remaining 30% equity ownership. CosmoFarmacy is not publicly traded, and the Company’s investment has been recorded using the equity method of accounting.  During the 12-month period ended December 31, 2024, the Company determined that its investment in CosmoFarmacy LP was fully impaired. As the entity is currently dormant and has not published or provided any financial statements, whether audited or unaudited, to substantiate the carrying value of the investment, management concluded that there was no reasonable expectation of recovery. Accordingly, the Company recognized a full impairment loss on the investment, writing off its entire carrying amount. As a result, the Company has determined that the investment no longer holds any recoverable value. The value of the investment as of March 31, 2025 and December 31, 2024, was $0.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Land	$3,465,629	3,322,780
Buildings and improvements	4,713,642	4,526,432
Leasehold improvements	3,552	3,405
Vehicles	277,896	265,261
Furniture, fixtures and equipment	2,973,291	2,846,657
	11,434,100	10,964,535
Less: Accumulated depreciation and amortization	(1,418,032)	(1,275,030)
Total	$10,016,068	9,689,505

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

NOTE 5 – INTANGIBLE ASSETS

Goodwill and intangible, net assets consist of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
License	$7,585,857	7,257,938
Trade name / mark	392,197	390,188
Customer base	626,397	626,397
Software	1,053,554	1,113,840
	9,658,005	9,388,363
Less: Accumulated amortization & impairment
License	(1,311,124)	(1,117,341)
Trade name / mark	(36,997)	(36,997)
Customer base	(189,526)	(174,279)
Software	(367,526)	(352,909)
Subtotal	7,752,832	7,706,837
Goodwill	49,697	49,697
Total	$7,802,529	7,756,534

At March 31, 2025, the estimated aggregate amortization expense for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows:

Year	Amount
2026	$881,066
2027	877,344
2028	879,895
2029	878,532
2030	871,974
Thereafter	3,008,821
Total	$7,397,632

NOTE 6 – LOAN RECEIVABLE

On October 30, 2021, the Company entered into an agreement for a ten-year loan with Medihelm SA to memorialize €4,284,521 ($4,849,221) in prepayments the Company had made. The prepayments to Medihelm SA had been made in accordance with the parallel export business, through which Medihelm supplied and would supply SkyPharm SA with branded pharmaceuticals. This business is no longer in place for the Company and thus the Company entered into this agreement with Medihelm SA in order for the outstanding amount to be settled. Interest is calculated at a rate of 5.5% per annum on a 360-day basis. Under the terms of the agreement, the Company is to receive 120 equal payments over the term of the loan. During the three-month period ended March 31, 2025, the Company accrued interest income of €43,179 ($45,472) in connection with the note receivable governed by this agreement. No principal or interest payments were received during the period. The Note is considered fully recoverable as of March 31, 2025.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

NOTE 7 – INCOME TAXES

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the three months ended March 31, 2025, and 2024.

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

As of March 31, 2025, and 2024, the Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily due to a valuation allowance recorded against net deferred tax assets in in the United States and the United Kingdom.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. As of March 31, 2025, and December 31, 2024, the Company has maintained a valuation allowance against all net deferred tax assets in the United States, Greece, and the UK.

For the three months ended March 31, 2025, and 2024, the Company has not recorded any tax benefits/expenses in any jurisdiction where it is subject to income tax.

NOTE 8 – CAPITAL STRUCTURE

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock, of which 6,000,000 are designated as Series A convertible preferred stock. The preferred stock has a liquidation preference over the common stock and is non-voting. As of March 31, 2025 and December 31, 2024, no preferred shares were issued and outstanding.

Treasury stock

As of March 31, 2025 and December 31, 2024, the Company held 86,497 and 86,497, respectively, shares of our common stock at a cost of $917,159 and $917,159, respectively. Shares of our common stock that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. Cosmos may repurchase shares from time to time through open market purchases in accordance with applicable securities laws and other restrictions. The Company repurchased no shares of our common stock during the three months ended March 31, 2025.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

On January 24, 2023 the Company announced that its Board of Directors has approved a share repurchase program with authorization to purchase up to $3 million of its common stock. Cosmos may repurchase shares from time to time through open market purchases in accordance with applicable securities laws and other restrictions.

Common Stock

The Company is authorized to issue 300 million shares of common stock. As of March 31, 2025 and December 31, 2024, the Company had 27,284,633 and 23,689,135 shares of our common stock issued, respectively, and 27,198,136 and 23,602,638 shares outstanding, respectively.

Issuance of Common Stock

Between January 13, 2025, and March 4, 2025, the Company issued an aggregate of 1,053,372 shares of common stock to Mr. Grigorios Siokas, the Company’s Chief Executive Officer, in settlement of outstanding obligations totalling $649,000. The liabilities settled pertained to unpaid salaries and performance-related bonuses previously accrued by the Company and owed to Mr. Siokas. The shares were issued at the respective fair market value of the Company’s common stock on the dates of issuance. The transaction was accounted for as a non-cash settlement of related party debt.

On September 26, 2024, the Company had entered into a Warrant Inducement Letter (the “Letter”) with an investor pursuant to which the Company issued 9,748,252 new warrants (the “New Warrants”) and reduced the exercise price of 4,874,126 warrant shares from $1.45 to $0.8701 to induce exercise and receive gross cash proceeds of $4,240,977 (the “Original Warrants”). Of the 9,748,252 warrants 4,874,126 of them have a term of 5 years (“Series A Warrants”) and the remaining 4,874,126 have a term of 1.5 years (“Series B Warrants”). The Company issued 2,332,000 shares of common stock, held 2,542,126 shares in escrow until the investor’s beneficial ownership limitation allows for the transfer of the escrow shares. The 2,542,126 shares were issued on January 28, 2025, but were already valued in the year ended December 31, 2024.

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

March 31, 2025

Prepaid expenses and other current assets – related party

As of March 31, 2025 and December 31, 2024, the Company had a prepaid balance of $3,549,574 and $3,284,052, respectively, to Doc Pharma. For the year ended March 31, 2025 the prepayment of approximately $2.9 million relates to purchases of inventory pursuant to the CMO agreement signed between the Company and Doc Pharma SA on October 10, 2020, $310k concern the purchase of pharmaceutical and nutraceutical licenses according to the May 17, 2021 R&D agreement and the remaining $378k relate to the current portion of the Royalty Agreement signed on December 31, 2024 between the and DocPharma SA (refer to “Research and Development” section of the MD&A). The non-current portion of the Royalty Agreement of $1,889,300 is included in “Other Assets – Related Party” in the Company’s Consolidated Balance Sheets as of March 31, 2025.

Accounts payable and accrued expenses - related party

As of March 31, 2025 and December 31, 2024, the Company had an accounts payable balance to Doc Pharma of $345,702 and $249,768, respectively. The March 31, 2025 balance mostly concerns a checks payable balance that our subsidiary, Skypharm SA, owes to Doc Pharma SA.

Accounts receivable - related party

Additionally, the Company had a receivable balance of $2,469,234 and $2,295,706 from Doc Pharma S.A. as of March 31, 2025 and December 31, 2024, respectively, which concerns trading receivables balances with the Company’s Greek and UK subsidiaries. As of March 31, 2025, a cumulative allowance for doubtful accounts of approximately $1.4 million has been recognized, effectively offsetting this balance.

Sales and Purchases

During the three months ended March 31, 2025 and 2024, the Company purchased a total of $300,208 and $189,048 of products from Doc Pharma S.A., respectively. During the three months ended March 31, 2025, and 2024, the Company sold  $130,362 and $384,321 of products to Doc Pharma, respectively.

Other Agreements

On October 10, 2020, the Company entered into a contract manufacturer outsourcing (“CMO”) agreement with Doc Pharma whereby Doc Pharma is responsible for the development and manufacturing of pharmaceutical products and nutritional supplements according to the Company’s specifications based on strict pharmaceutical standards and good manufacturing practice (“GMP”) protocols as the National Organization for Medicines requires. The Company has the exclusive ownership rights for trading and distribution of its own branded nutritional supplements named “Sky Premium Life®”. The duration of the agreement is for five years, however, either party may terminate the agreement at any time giving six-month advance notice. Doc Pharma is exclusively responsible for supplying the raw materials and packaging required to manufacture the final product. However, it is not responsible for potential delays that may arise, concerning their import. Doc Pharma is also obligated to store the raw and packaging materials. The delivery of raw and packaging materials should be purchased at least 30 and 25 days, respectively, before the delivery date of the final product. The Manufacturer solely delivers the finished product to the Company. There is a minimum order quantity (“MoQ”) of 1,000 pieces per product code. Both parties have agreed that the Company will deposit 60% of the total cost upon agreement and assignment and 40% of the total cost including VAT charge upon the delivery date. The prices are indicative and are subject to amendments if the cost of the raw material or the production cost change.

For the three months ended March 31, 2025 and 2024, the Company has purchased €208,568 ($219,645) and €65,161 ($68,621) respectively, in inventory related to this agreement.

On May 17, 2021, Doc Pharma and the Company entered into a Research and Development (“R&D”) agreement whereby Doc Pharma will be responsible for the research, development, design, registration, copy rights and licenses of 250 nutritional supplements for the final products called Sky Premium Life®. These products will be sold in Greece and abroad. The total cost of this project will be €1,425,000 plus VAT and will be done over three phases as follows: Design & Development (€725,000); Control and Product Manufacturing (€250,000) and Clinical Study and Research (€450,000). SkyPharm has bought a total of as of 81 licenses at value of €554,500 ($593,204) which is 38.91% of the total cost, as of December 31, 2022. During the year ended December 31, 2023, 24 additional licenses were purchased at value of €475,014 ($525,461) and during the year ended December 31, 2024, 60 additional Sky Premium Life licenses were purchased for €710,000 ($734,921). During the three months ended March 31, 2025, no additional licenses were purchased. The agreement will terminate on December 31, 2025.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

Purchase of branded pharmaceuticals

On June 28, 2023, the Company approved the purchase of five proprietary and innovative branded pharmaceuticals with significant market presence and material profit contribution from Zakalia Ltd., the parent company of Doc Pharma, for €1,800,000 ($1,965,600). The transaction was settled on a non-cash basis through the reduction, of an equivalent amount, of prepaid expense balances the Company held with Doc Pharma. The purchased branded pharmaceuticals are presented in “Goodwill and intangible assets, net” on the accompanying consolidated balance sheets. During the year ended December 31, 2024, the Company recognized an impairment charge of $160,947 related to two licenses that are no longer expected to be commercialized. The impairment was recorded after management’s assessment determined that the recoverability of these assets was no longer supportable due to changes in market conditions and strategic priorities. No additional impairment charge was recorded within the three-month period ended March 31, 2025.

On December 29, 2023, the Company approved the purchase of additional 19 generic licenses from Doc Pharma, of a total value of €3,200,000 ($3,539,840). This transaction was also settled on a non-cash basis through the reduction, of an equivalent amount, of prepaid expense balances the Company held with Doc Pharma.

Loans receivable - related party

The balance of prepaid expenses due Doc Pharma as of December 31, 2022, had increased to €7,103,706 ($7,599,545), which was mainly attributable to the prepayments SkyPharm S.A. made in accordance with the CMO agreement and the extensive orders and sales of the SPL products the Company expected to achieve within 2023, mainly through its Amazon channels in the UK, Singapore, Canada and other countries. However, as the benefit from a significant portion of the prepaid balance would not have been realized within a 12-month period, the Company opted to secure a portion of the outstanding prepaid balance through a loan agreement. SkyPharm S.A. (the “Lender”) entered into a loan agreement with Doc Pharma (the “Borrower”) for €4,000,000 ($4,279,200), all of which was financed through the outstanding prepaid balance. The duration of the loan is for a 10-year period up to December 31, 2032 (the “Maturity Date”). The loan bears a fixed interest rate of 5.5% payable on a monthly basis and will be repayable in 120 equal instalments of €33,333.33 ($37,150). The loan may be prepaid anytime during its duration in full or partially based on the Company’s product requirements and other factors, without Doc Pharma incurring any prepayment penalty.

As of March 31, 2025 and December 31, 2024, the loan had a current portion of €712,200 ($768,891) and €500,000 ($517,550), and a non-current portion of €2,663,379 ($2,875,384), and €2,800,000 ($2,898,280), respectively, which is classified as “Loans receivable – related party” on the accompanying consolidated balance sheets. During the three-month period ended March 31, 2025, the Company received no principal repayments or interest repayments. Additionally, during the three months ended ended March 31, 2025 and 2024, the Company recorded €43,179 ($45,472) and €49,041 ($53,235) as interest income relating to this loan.

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

March 31, 2025

Panagiotis Kozaris

Panagiotis Kozaris is considered a related party due to the fact that he is a former General operational manager and current employee of Cosmofarm S.A.

Prepaid Expenses and Other Current Assets - Related Party

From time-to-time the Company purchases back shares that Panagiotis Kozaris owns and records them as treasury shares. The Company pays Panagiotis Kozaris in advance for the shares owned and obtains the shares upon execution of a cumulative stock-purchase agreement (“SPA”). During the years ended December 31, 2023 and 2022, the Company paid Panagiotis Kozaris an additional sum of $51,159 and $143,056 respectively for shares owned, however, no SPA for these funds has been executed as of December 31, 2024. The Company intends to execute a cumulative SPA for these amounts within 2025. The total balances owed of $194,215 and $194,215 are included in “Prepaid expenses and other current assets - related party”, on the accompanying consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.

Basotho Investment Limited

Basotho Investment Limited is considered a related party once Panagiotis Kozaris (former general operational manager and current employee of Cosmofarm SA) is one of its directors.

General and administrative expenses

On November 21, 2023, the Company issued 120,000 shares of common stock to Basotho Investment Limited for services rendered. The amortization of the fair value of these shares for the three-month period ended March 31, 2025 and 2024 was $0 and $30,900, which was recorded as general and administrative expense.

Maria Kozari

Maria Kozari is considered a related party to the Company due to the fact that she is the daughter of Panagiotis Kozaris, a former Operational General Manager and current employee of Cosmofarm S.A.

Accounts Receivable - Related Party

During 2021, the Company, through its subsidiary, Cosmofarm SA, commenced a partnership with a pharmacy called “Pharmacy & More”, owned by Maria Kozari. The transactions with the respective pharmacy were in Cosmofarm’s normal course of business, however, a more flexible credit policy was allowed as the pharmacy was new and needed to be established in the market. During the three-month peirod ended March 31, 2025 and 2024 the Company’s net sales to Pharmacy & More amounted to $100,870 and $86,678, respectively. As of March 31, 2025 and December 31, 2024 the Company’s outstanding receivable balance due from the pharmacy amounted to $1,188,908 and $1,183,429, respectively, and are included in “Accounts receivable - related party”, on the accompanying consolidated balance sheets. As of March 31, 2025 and December 31, 2024, a cumulative allowance for doubtful accounts of approximately $773,051 and $735,000, respectively, has been recognized, effectively offsetting this balance.

The Company plans to acquire Pharmacy & More within fiscal year 2025. Upon acquisition, the Company intends to offset the outstanding receivable balance with the corresponding purchase price and additionally plans to make Pharmacy & More the first shop-in-shop of its own branded line of nutraceutical products, Sky Premium Life® (SPL).

Other Related Parties

Additionally, the Company has the following material related-party balances as of March 31, 2025: a) a balance of $76,865 relating to unpaid salaries and bonuses due to Grigorios Siokas, the CEO of the Company, classified as “Accounts payable and accrued expenses - related party” in the Company’s consolidated balance sheets, b) a balance of $168,000 relating to unpaid salaries and bonuses due to George Terzis, the CFO of the Company, classified as “Accounts payable and accrued expenses - related party” in the Company’s consolidated balance sheets c) a balance of $15,000 relating to unpaid salaries and bonuses due to Nikolaos Bardakis, the COO of the Company, classified as “Accounts payable and accrued expenses - related party” in the Company’s consolidated balance sheets.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

Notes Payable – Related Party

A summary of the Company’s related party notes payable as of March 31, 2025 and December 31, 2024 is presented below:

	March 31, 2025	December 31, 2024

Beginning Balance	$10,558	$11,283
Payments	-	-
Foreign currency translation	454	(725)
Ending Balance	$11,012	$10,558

Dimitrios Goulielmos

Dimitris Goulielmos was the Company’s former CEO and a Director of the Company.

On November 21, 2014, the Company entered into an agreement with Dimitrios Goulielmos, as amended on November 4, 2016. Pursuant to the amendment, this loan has no maturity date and is non-interest bearing. As of March 31, 2025 and December 31, 2024, the Company had a principal balance of €10,200 ($11,012) and €10,200 ($10,558), respectively.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the three months ended March 31, 2025, the Company recorded a foreign currency translation loss of $454.

Loans Payable – Related Party

A summary of the Company’s related party loans payable as of March 31, 2025 and December 31, 2024 is presented below:

	March 31, 2025	December 31, 2024

Beginning balance	$6,194	$13,257
Proceeds		-
Payments	(108,500)	(6,210)
Set-offs	102,039	-
Foreign currency translation	267	(853)
Ending balance	$-	$6,194

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

Grigorios Siokas

From time to time, Grigorios Siokas loans the Company funds in the form of non-interest bearing, no-term loans. As of March 31, 2025 and December 31, 2024 the Company had an outstanding principal balance under these loans of $0 and $6,194, respectively.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the three months ended March 31, 2025, the Company recorded a loss of $267.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

NOTE 10 – LINES OF CREDIT

A summary of the Company’s lines of credit as of March 31, 2025 and December 31, 2024 is presented below:

	March 31, 2025	December 31, 2024
National	$3,816,515	$4,012,642
Alpha	769,867	960,867
Pancreta	1,437,670	1,583,291
Attica Bank	849,483	-
EFG	431,840	428,252
Ending balance	$7,305,376	$6,985,052

The Company has three lines of credit with the National Bank of Greece, which are renewed annually. The three lines have interest rates of 6.00% (the "National Bank LOC"), 3.6% (the "COSME 2 Facility"), and 3.6% plus the six-month Euribor rate and any contributions currently in force by law on certain lines of credit (the "COSME 1 Facility").

The maximum borrowing allowed for the 6% line of credit was $5,398,000 and $5,175,000 as of March 31, 2025 and December 31, 2024, respectively. The outstanding balance of the facility was $2,975,052 and $3,165,058, as of March 31, 2025 and December 31, 2024, respectively.

The cumulative maximum borrowing allowed for the COSME 1 Facility and COSME 2 Facility (collectively, the "Facilities") was $1,079,600 and $1,035,100 as of March 31, 2025 and December 31, 2024, respectively. The outstanding balance of the Facilities was $895,406 and $895,987 as of March 31, 2025 and December 31, 2024, respectively.

The Company maintains a line of credit with Alpha Bank of Greece ("Alpha LOC"), which is renewed annually and has a current interest rate of 6.00%. The maximum borrowing allowed was $1,079,600 and $1,035,100 as of March 31, 2025 and December 31, 2024, respectively. The outstanding balance of the Alpha LOC was $769,868 and $960,868, as of March 31, 2025 and December 31, 2024, respectively.

The Company holds a line of credit with Pancreta Bank ("Pancreta LOC"), which is renewed annually and has a current interest rate of 4.10%. The maximum borrowing allowed as of March 31, 2025 and December 31, 2024 was $1,619,400 and $1,552,650, respectively. The outstanding balance of the Pancreta LOC as of March 31, 2025 and December 31, 2024, was $1,437,670 and $1,583,291, respectively.

The Company maintains a line of credit with EGF ("EGF LOC"), which is renewed annually and has a current interest rate of 4.49% plus 3-month Euribor. The maximum borrowing allowed as of March 31, 2025 and December 31, 2024, was $431,840 and $414,040, respectively. The outstanding balance of the EGF LOC as of March 31, 2025 and December 31, 2024 was $431,840 and $428,251, respectively.

On January 27, 2025, the Company entered into a bond loan agreement with Attica Bank, providing for maximum borrowings of up to €2,200,000 ($2,357,120). Under the terms of the facility, the Company received initial proceeds of €700,000 ($749,600), which were classified as Notes Payable in the Company’s consolidated financial statements. The remaining borrowing capacity of €1,500,000 ($1,619,400) is available to the Company on a revolving basis, subject to the provision of qualifying checks receivable as collateral. These subsequent drawdowns are classified as Lines of Credit due to their secured and contingent nature. The facility bears interest at a floating rate of 2.95% plus the applicable 6-month Euribor, recalculated periodically in accordance with market conditions. The loan agreement includes standard covenants and collateral arrangements customary for this type of facility.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

Under the aforementioned line of credit agreements, the Company is required to maintain certain financial ratios and covenants. As of March 31, 2025, and December 31, 2024, the Company was in compliance with these ratios and covenants.

All lines of credit are guaranteed by customer receivable checks, which are a type of factoring in which postponed customer checks are assigned by the Company to the bank, in order to be financed at an agreed upon rate.

Interest expense on the Company’s outstanding lines of credit balances for the three months ended March 31, 2025 and 2024, was $61,035 and $44,568, respectively.

NOTE 11 – NOTES PAYABLE

A summary of the Company’s third-party debt as of and for the nine months ended March 31, 2025, and the year ended December 31, 2024 is presented below:

March 31, 2025	Trade Facility	Third Party	COVID Loans	Total
Beginning balance, December 31, 2024	$1,397,385	2,557,023	154,505	4,108,913
Proceeds	-	755,720	-	755,720
Payments	-	(183,455)	(5,060)	(188,515)
Foreign currency translation	60,075	110,051	6,019	176,145
Ending balance, March 31, 2025	1,457,460	3,239,339	155,464	4,852,263
Notes payable - long-term	-	(1,968,180)	(120,360)	(2,088,540)
Notes payable - short-term	$1,457,460	1,271,159	35,104	2,763,723

December 31, 2024	Trade Facility	Third Party	COVID Loans	Total
Beginning balance, December 31, 2023	$1,908,195	2,511,148	186,884	4,606,227
Proceeds	-	828,080	-	828,080
Payments	(388,163)	(634,653)	(22,806)	(1,045,622)
Foreign currency translation	(122,647)	(147,552)	(9,573)	(279,772)
Ending balance, December 31, 2024	1,397,385	2,557,023	154,505	4,108,913
Notes payable – long-term	-	(1,437,798)	(122,635)	(1,560,433)
Notes payable - short-term	$1,397,385	1,119,225	31,870	2,548,480

Our outstanding debt as of March 31, 2025 is repayable as follows:
March 31, 2025
2026	$2,763,723
2027	819,335
2028	666,070
2029	378,706
2030 and thereafter	224,429
Total debt	4,852,263
Less: notes payable - current portion	(2,763,723)
Notes payable - long term portion	$2,088,540

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

Trade Facility Agreements

On May 12, 2017, SkyPharm entered into a Trade Finance Facility Agreement (the “TFF”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”) as amended on November 16, 2017, and May 16, 2018.

No principal repayments were made during the three-month period ended March 31, 2025. As of March 31, 2025, the Company had an outstanding principal balance of €1,350,000 ($1,457,460), which is fully classified as “Notes Payable” in the Company’s consolidated balance sheets.

June 23, 2020 Debt Agreement

On June 23, 2020, the Company’s subsidiary, Cosmofarm, entered into an agreement with the National Bank of Greece S.A. (the “Bank”) to borrow a maximum of €500,000 ($611,500).  The outstanding balance was €58,824 ($63,506) and €88,235 ($91,232) as of March 31, 2025 and December 31, 2024, respectively, of which $63,506 and $91,232 was classified as “Notes payable – long-term portion” respectively, on the accompanying consolidated balance sheets. During the three-month period ended March 31, 2025, the Company repaid €29,412 ($31,753) of the principal balance.

November 19, 2020 Debt Agreement

On November 19, 2020, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($611,500). During the three-month period ended March 31, 2025 the Company repaid €27,778 ($29,999) of the principal and as of March 31, 2025 the Company has accrued interest of €4,372 ($4,720) related to this note and a principal balance of €83,333 ($89,967), all of which is classified as “Notes payable” on the accompanying consolidated balance sheets.

July 30, 2021 Debt Agreement

On July 30, 2021, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($578,850). During the three-month period ended March 31, 2025, the Company repaid €28,434 ($30,697) of the principal. As of March 31, 2025 the Company had accrued interest of €16,677 ($18,004), principal of €177,909 ($192,071), of which $66,896 is classified as “Notes payable – long term portion” on the accompanying consolidated balance sheets.

June 9, 2022 Debt Agreement

On June 9, 2022 the Company entered into an agreement with a third-party lender in the principal amount of €320,000 ($335,008), the “Note”. During the three-month period ended March 31, 2025 the Company repaid €20,000 ($21,592) of the principal. As of March 31, 2025 and December 31, 2024 the Company has accrued interest of €4,337 ($4,682) and €8,352 ($8,645), respectively, and an outstanding balance of €160,000 ($172,736) and €180,000 ($186,318), respectively, of which $86,368 and $103,510, are classified as “Notes payable – long term portion” on the accompanying consolidated balance sheets.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

July 14, 2023 Debt Agreement

On July 14, 2023, the Company entered into an agreement with a third-party lender in the principal amount of €1,000,000 ($1,123,700), the “Note”. During the three-month period ended March 31, 2025 the Company repaid €54,317 ($58,640) of the principal. As of March 31, 2025 and December 31, 2024 the Company has accrued interest of €3,403 ($3,674) and €16,735 ($17,322), respectively, and an outstanding balance of €760,433 ($820,964) and €814,750 ($843,348), of which $586,571 and $618,616, respectively, are classified as “Notes payable – long term portion” on the accompanying consolidated balance sheets.

Cloudscreen Promissory Note

On January 23, 2024, the Company completed the acquisition of Cloudscreen, a cutting-edge Artificial Intelligence (AI) powered platform. The total purchase price amounted to $637,080 and consisted of 280,000 shares of common stock with a fair value of $319,200 and an amount of $317,880 to be settled in cash during 2024 based on the Promissory Note signed on October 10, 2023. During the three-month period ended March 31, 2025 the Company repaid $10,782 of the principal. As of March 31, 2025, and December 31, 2024, the Company had an outstanding balance of $280,696 and $279,348 all of which is classified as “Notes payable” on the accompanying consolidated balance sheets.

July 29, 2024 Debt Agreement

On July 29, 2024 the Company entered into an agreement with a third-party lender in the principal amount of €400,000 ($432,760), the “Note”. During the 3-month period ended March 31, 2025, the Company repaid no principal. As of March 31, 2025, and December 31, 2024 the Company has accrued interest of €1,358 ($1,466) and €1,527 ($1,581), respectively, and an outstanding balance of €400,000 ($431,840) and €400,000 ($414,040), of which $335,876 and $345,033 is classified as “Notes payable - long term portion” on the accompanying consolidated balance sheets.

December 20, 2024 Debt Agreement

On December 20, 2024 the Company entered into an agreement with a third-party lender in the principal amount of €400,000 ($414,040), the “Note”. During the 3-month period ended March 31, 2025, the Company repaid no principal. As of March 31, 2025, and December 31, 2024 the Company has accrued interest of €6,509 ($7,027) and €794 ($821), respectively, and an outstanding balance of €400,000 ($431,840) and €400,000 ($414,040), of which $287,893 and $276,027 is classified as “Notes payable - long term portion” on the accompanying consolidated balance sheets.

January 27, 2025 Debt Agreement

On January 27, 2025, the Company entered into a bond loan agreement with Attica Bank, providing for maximum borrowings of up to €2,200,000 ($2,357,120). Under the terms of the facility, the Company received initial proceeds of €700,000 ($749,600), which were classified as Notes Payable in the Company’s consolidated financial statements. The remaining borrowing capacity of €1,500,000 ($1,619,400) is available to the Company on a revolving basis, subject to the provision of qualifying checks receivable as collateral. These subsequent drawdowns are classified as Lines of Credit due to their secured and contingent nature. The facility bears interest at a floating rate of 2.95% plus the applicable 6-month Euribor (2.331% as of March 31, 2025). The Note Payable portion of the facility is to be repaid in 10 equal semiannual installments of €70,000 commencing on July 27, 2026. During the 3-month period ended March 31, 2025, the Company repaid no principal. As of March 31, 2025, and December 31, 2024 the Company has accrued interest of €3,488 ($3,766) and €0 ($0), respectively, and an outstanding balance of €700,000 ($755,720) and €0 ($0), of which $604,576 and $0 is classified as “Notes payable - long term portion” on the accompanying consolidated balance sheets.

COVID-19 Loans

On May 12, 2020, the Company’s wholly owned subsidiary, SkyPharm SA, was granted a loan from the Greek government in the amount of €300,000 (approximately $366,900). During the three-month period ended March 31, 2025, an additional principal repayment of €4,688 (approximately $5,061) was made. As of March 31, 2025, and December 31, 2024 the Company has an outstanding balance of €98,438 ($106,273) and €103,125 ($106,745), of which $86,031 and $87,337 is classified as “Notes payable - long term portion” on the accompanying consolidated balance sheets.

On June 24, 2020, the Company’s subsidiary, Decahedron, received a loan £50,000 ($68,310) from the UK government. As of March 31, 2025, and December 31, 2024 the Company has an outstanding balance of £ 38,144 ($49,191) and £ 38,144 ($47,761), of which $34,329 and $35,299 is classified as “Notes payable - long term portion” on the accompanying consolidated balance sheets.

None of the above loans were made by any related parties.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

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

Operating Leases

The Company’s weighted-average remaining lease term relating to its operating leases is 3.71 years, with a weighted-average discount rate of 6.74%.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of March 31, 2025:

Maturity of Operating Lease Liability
2026	181,753
2027	218,637
2028	156,745
2029 and thereafter	202,251
Total undiscounted operating lease payments	$759,386
Less: Imputed interest	(88,876)
Present value of operating lease liabilities	$670,510

The Company incurred lease expense, due to amortization of operating lease right-of-use assets, of $60,668 and $77,167, which was included in “General and administrative expenses,” for the three ended March 31, 2025 and 2024, respectively.

Finance Leases

The Company’s weighted-average remaining lease term relating to its finance leases is 1.07 years, with a weighted-average discount rate of 6.74%.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s finance leases as of March 31, 2025:

Maturity of Lease Liability
2026	10,357
Total undiscounted finance lease payments	$10,357
Less: Imputed interest	(373)
Present value of finance lease liabilities	$10,164

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

The Company had financing cash flows used in finances leases of $5,533 and $8,737 for the three ended March 31, 2025 and 2024, respectively.

The Company incurred interest expense on its finance leases of $195 and $725 which was included in “Interest expense”, for the three months ended March 31, 2025 and 2024, respectively. The Company incurred amortization expense on its finance leases of $4,603 and $7,489 which was included in “Depreciation and amortization expense,” for the three months ended March 31, 2025 and 2024, respectively.

NOTE 13 – OTHER LIABILITIES

As of March 31, 2025 the Company’s other liabilities primarily consist of obligations to local tax authorities, payroll taxes, fines, and other miscellaneous liabilities.

The significant components of other liabilities are as follows:

•

The Company’s Greek subsidiaries have $2,819,815 and $2,552,488 in settled tax liabilities as March 31, 2025 and December 31, 2024, respectively, which are payable in installments to the tax authorities.

•

Payroll and other tax-related current liabilities amount to $1,350,825 and $1,191,315 as of March 31, 2025 and December 31, 2024, respectively, and represent obligations due to tax authorities within the next 12 months.

•

A provision of $624,588 has been recorded for potential tax liabilities related to the unaudited tax years of SkyPharm S.A., in accordance with ASC 450-20, as the Company has assessed that a loss is probable and reasonably estimable.

•	A provision of $398,838 has been recognized for staff leaving compensation, based on actuarial valuations performed in accordance with ASC 715-30 (Defined Benefit Plans – Pension).

•

Customer prepayments totaling $447,872 and $363,708 as of March 31, 2025 and December 31, 2024, respectively, are included in “Other Current Liabilities”, in accordance with ASC 606-10-45-2 (Revenue Recognition – Contract Liabilities).

Liabilities that are due within 12 months from the balance sheet date are classified under “Other Current Liabilities. “Obligations that extend beyond 12 months are classified as “Other Non-Current Liabilities.”

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of March 31, 2025, the following litigations were pending. None of the below is expected to have a material financial or operational impact.

Tax Audit-Related Fine – Cosmofarm

A payment request was issued by the Greek court in relation to a fine arising from a tax audit of Cosmofarm for the financial year 2014. The fine was imposed under Law No. 483/16.12.2020. Cosmofarm appealed the decision under Law No. 11541/09.03.2021; however, the appeal was dismissed 120 days after its submission. The Company settled additional taxes and fines related to this matter in the amount of €91,652 ($99,644) but has filed a claim to recover the amount through appeal. As of March 31, 2025, the trial remains pending.

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

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

Both claims have been classified under “Other assets” within non-current assets in the Company’s consolidated balance sheets as of March 31, 2025.

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

The corresponding stock-based compensation expense is accrued evenly over the term of the agreements. For the three-month periods ended March 31, 2025 and 2024 the Company has recorded $245,310 and $231,750, respectively, as stock based compensation for the above agreements, respectively, classified as “General and administrative expenses” in the Company’s consolidated statements of operations and comprehensive Income (loss).

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

Research and Development Agreements

The Company entered into a Research & Development agreement with Doc Pharma S.A. on May 17, 2021. Under this agreement, Doc Pharma is responsible for the research, development, design, registration, copy rights and licenses of 250 nutritional supplements for the final products called Sky Premium Life®. More specifically, Doc Pharma is responsible for the product development and the Company has added 165 of such products codes in its portfolio as of March 31, 2025. The licenses purchased by Doc Pharma SA are capitalized and included in “Goodwill and intangible assets, net” of the Company’s Consolidated Balance Sheets as of March 31, 2025. Thus, no relevant R&D expense had been charged to the Company’s Consolidated Statements of Operations and Comprehensive income (Loss), concerning this agreement.

On June 25, 2022, the Company signed a research and development (“R&D”) agreement with a third party(CloudPharm PC), through which the Company assigned to the third party the development of new products and services in the field of health, focusing on the human intestinal microbiome. The project includes two phases. Phase 1 has a 20-month duration and its cost amounts to EUR 758,000 ($838,450) and phase 2, has a 22-month duration and a cost of EUR 820,000 ($907,084). The amount will be due and payable upon completion of the corresponding phases. The Company records the corresponding R&D expense based on the project’s progress, which is invoiced by the third party in the relevant period. For the 3-month periods ended March 31, 2025 and 2024, the Company has not incurred any costs relating to this agreement.

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

On December 3, 2024, the Company and the National Hellenic Research Foundation (NHRF) (Contractor) signed a Research Study Agreement. NHRF will conduct an in vitro study to support modifications to an invention, pursuant to the prior agreement involving CloudPharm PC (signed on June 15, 2022). NHRF ensures scientific rigor, provides updates, and maintains confidentiality. Cosmos Health provides necessary support and documentation. Rights to the research protocol belong to CloudPharm PC, NHRF, and Cosmos Health, while NHRF retains control over its methodologies. NHRF cannot publish findings without Cosmos Health’s approval and cannot use the study for other purposes. The total fee to by paid by the Company amounts to €60,000 plus VAT, payable in three installments. For the 3-month period ended March 31, 2025, the Company incurred EUR 15,000 ($15,629) concerning this agreement, which were included in “Research and Development costs” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

On December 6, 2024, the Company signed an Independent Contractor Agreement with a third-party contractor (the “Contractor”). The Contractor will provide oncology research and development services exclusively to the Company. The contract lasts three years (December 5, 2024 – December 5, 2027) and may be extended by mutual agreement. The Company may terminate the contract immediately for specific causes, including felony conviction, fraud, or loss of medical license. Either party may terminate the contract with 30 days' written notice. Certain compensation obligations will remain even after termination. The monthly consideration to be paid to the Contractor is based on the commencement of the Clinical Trials and New Drugs Applications and additional cash and stock consideration is payable based on certain milestones. None of the milestones were met as of March 31, 2025, and thus the Company has incurred no expenses as of the end of the period.

On December 31, 2024, the Company signed an agreement with a related party, DocPharma SA (the “Licensor”), through which the Company obtained a royalty-bearing, exclusive worldwide license to actively commercialize the patents owned by the Licensor, through research and preclinical and clinical trials for the useful life of the patents, or for 20 years, whichever is longer. The patents, filed in 2016 and 2017 respectively, cover innovative treatments for cancer. The terms of the agreement include an initial payment of EUR 500,000 due by the end of 2024, followed by fixed annual payments of EUR 350,000 during the five-year Start-Up Term from 2025 to 2030. After the Start-Up Term, the Company will pay a 1.5% royalty on annual net sales of licensed products covered by an issued patent. Moreover, the Company retains an optional buy-out right for a total amount of EUR 7,500,000, which can be exercised with 60 days' notice and a 60-day close period. The Company also has the right to sublicense the patents. For the 3-month period ended March 31, 2025, the Company incurred no royalties concerning this agreement.

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

On April 3, 2023, the Company approved incentive stock awards for the CFO, certain officers and directors and other employees of the Company. The awards are in the form of restricted stock and will vest in two parts: 50% on October 2, 2023 and 50% on October 2, 2024. For the three-month periods ended March 31, 2025 and 2024, the Company recorded share-based compensation expense of $0 and $108,297, respectively, in connection with the “2022 Plan.”

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

On August 21, 2023, the Board adopted, subject to stockholder approval, the Cosmos Health Inc. 2023 Omnibus Equity Incentive Plan (the “2023 Plan”). The 2023 Plan is designed to enable the flexibility to grant equity awards to our officers, employees, non-employee directors and consultants and to ensure that we can continue to grant equity awards to eligible recipients at levels determined to be appropriate by the Board and/or the Compensation Committee. Subject to certain adjustments (as provided in Section 4.2 of the 2023 Plan) and exception (as provided in Section 5.6(b) of the 2023 Plan), the maximum number of shares reserved for issuance under the Plan (including incentive share options) is 2,500,000 shares. The 2023 Plan was approved by the Company’s stockholders at the Annual Meeting of Stockholders held on September 18, 2023. As of March 31, 2025, no shares remained reserved and available for future issuance under the Company's 2023 Plan.

On September 16, 2024, the Company’s Board of Directors approved incentive stock awards for the CEO, the CFO, certain officers and directors and other key employees of the Company pursuant to the 2023 Plan. The awards are in the form of restricted stock and will vest in two parts: 50% on September 16, 2025 and 50% on September 16, 2026. A total of 2,500,000 shares were awarded. For the three-month periods ended March 31, 2025 and 2024, the Company recorded share-based compensation expense of $311,301 and $0, respectively, in connection with the “2023 Plan.” The expense was recorded in accordance with ASC 718 (Compensation—Stock Compensation) and is included in the Company’s Consolidated Statement of Operations.

Warrant Anti-Dilution Adjustment and Deemed Dividend

As of March 31, 2025, there were 12,926,506 warrants outstanding and 12,913,172 warrants exercisable with 12,913,172 warrants having expiration dates from May 2026 through October 2029 and 13,334 warrants with no expiration date.

A summary of the Company’s warrant activity for the nine months ended March 31, 2025 and the year ending December 31, 2024 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, January 1, 2024	8,561,476	$3.91	4.64	$18,801
Granted	9,748,252	0.95
Forfeited	-	-	-	-
Exercised	(4,874,126)	-	-	-
Expired	(509,096)	-	-	-
Balance Outstanding, December 31, 2024	12,926,506	$2.63	3.24	$8,920
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, March 31, 2025	12,926,506	2.63	2.99	5,814

Exercisable, March 31, 2025	12,913,172	2.63	3.00	-

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

The Company disaggregates revenue by country to depict the nature and economic characteristics affecting revenue.

The following table presents our revenue disaggregated by country for the three months ended:

Country	March 31, 2025	March 31, 2024
Croatia	$3,093	19,344
Cyprus	52,562	22,737
Bulgaria	12,183	4,651
Greece	13,322,494	14,225,572
Albania	36,332	-
UK	285,864	312,569
Total	$13,712,528	$14,584,473

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

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

B. Information about reportable segments

The table below presents information about the Company's reportable segments for the three-month period ended March 31, 2025. The accounting policies followed in the preparation of the reportable segments are the same with those followed in the preparation of the Company's condensed consolidated financial statements.

Three-month period ended March 31, 2025

	Wholesale	Pharma manufacturing	Nutraceuticals & Pharmaceuticals	Other	Total
Revenues	12,504,562	268,557	939,409	-	13,712,528
Cost of Sales	(11,320,936)	(70,975)	(270,818)	-	(11,662,729)
Gross Profit	1,183,626	197,582	668,591	-	2,049,799
General and Administrative expenses	(162,269)	(155,454)	(243,227)	(361,140)	(922,090)
Salaries	(378,595)	(363,670)	(297,499)	(255)	(1,040,019)
Sales and Marketing expenses	(715)	(428)	(27,012)	0)	(28,155)
Research and Development costs	-	-	-	(15,629)	(15,629)
Net finance costs	(149,274)	-	53,493	-	(95,781)
Segment profit / (loss)	492,773	(321,970)	154,346	(377,024)	(51,875)
Reconciling items:
Depreciation and amortization	(52,880)	(131,974)	(99,807)	(35,778)	(320,439)
Stock based compensation	-	-	-	(556,613)	(556,613)
Foreign currency adjustments	59,428	-	109,943	6,454	175,825
Other income and expenses	27,556	12,341	88,701	(193,593)	(64,995)
Net profit/(loss) before Income Taxes	526,877	(441,603)	253,184	(1,156,555)	(818,097)

The following summary describes the operations of each reportable segment:

Reportable segments	Operations
Wholesale	Distribution and export of pharmaceutical products
Pharma manufacturing	Production of pharmaceutical products
Nutraceutical and pharmaceuticals	Trade of owned nutraceutical & pharmaceutical products

NOTE 18 – SUBSEQUENT EVENTS

Between April 21, 2025, and April 24, 2025, the Company issued an aggregate of 1,466,764 shares of common stock to Mr. Grigorios Siokas, the Company’s Chief Executive Officer, in settlement of outstanding obligations totalling $526,000. The liabilities settled pertained to unpaid salaries and performance-related bonuses previously accrued by the Company and owed to Mr. Siokas. The shares were issued at the respective fair market value of the Company’s common stock on the dates of issuance. The transaction was accounted for as a non-cash settlement of related party debt.

On May 6, 2025, the Company received a notice from the Nasdaq Stock Market LLC indicating that it had not regained compliance with the $1.00 minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2) by the initial deadline of May 5, 2025. However, the Company was granted an additional 180-day compliance period, through November 3, 2025, to meet the requirement. The extension was granted based on the Company’s continued compliance with all other initial listing standards for the Nasdaq Capital Market and its intent to cure the deficiency, including through a potential reverse stock split if necessary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Available Information

The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2024 (“Form 10-K”) and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

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

General Risks

Supply chain disruption is a growing concern for the European pharmaceutical industry as it increasingly looks to cut costs by relying on ‘emerging markets’, where standards can be lower in terms of compliance, ethics and health and safety. Our business depends on the timely supply of materials, services and related products to meet the demands of our customers, which depends, in part, on the timely delivery of materials and services from suppliers and contract manufacturers. Significant or sudden increases in demand for our products, as well as worldwide demand for the raw materials and services we require to manufacture and sell our products, may result in a shortage of such materials or may cause shipment delays due to transportation interruptions or capacity constraints. Such shortages or delays could adversely impact our suppliers’ ability to meet our demand requirements. Difficulties in obtaining sufficient and timely supply of materials or services can have an adverse impact on our manufacturing operations and our ability to meet customer demand.

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

•

natural disasters or other events beyond our control (such as earthquakes, utility interruptions, tsunamis, hurricanes, typhoons, floods, storms or extreme weather conditions, fires, regional economic downturns, regional or global health epidemics, pandemics, geopolitical turmoil, increased trade restrictions between the U.S. and China and other countries, social unrest, political instability, terrorism, or acts of war) in locations where we or our customers or suppliers have manufacturing or other operations.

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

This acquisition positively impacted on our revenue (an increase of more than $10 million annually) and enhanced the Company's gross margins due to economies of scale. Additionally, synergies with Cosmofarm's state-of-the-art facility, which employs robotic technologies for procurement, inventory management, and order execution, provide an elevated level of service to pharmacies, leading to increased orders. We are pleased to announce that we have now successfully integrated Bikas within the Cosmofarm platform.

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

Results of Operations

Three Months Ended March 31, 2025 and 2024

Revenue and net loss

For the three months ended March 31, 2025, the Company reported revenue of $13,712,528 and a net loss of $818,097, compared to revenue of $14,584,473 and a net loss of $1,866,690 for the corresponding period in 2024.

The decrease in net loss of approximately $1,048,593 is primarily attributable to a significant improvement in gross profit, driven by a shift in the Company’s revenue mix toward higher-margin product lines. In particular, the nutraceutical segment of our subsidiary, SkyPharm SA, recorded substantial growth during the period, contributing positively to overall gross profitability.

Revenue for the three-month period ended March 31, 2025, decreased by approximately 5.98% compared to the same period in 2024. This decline is predominantly due to unfavorable foreign exchange movements, specifically the depreciation of the euro against the U.S. dollar, which negatively impacted the translation of euro-denominated revenues. Additionally, a marginal decrease in sales from our wholesale subsidiary, Cosmofarm SA, contributed modestly to the overall revenue decline.

Cost of Goods Sold

For the three-month periods ended March 31, 2025 and 2024, the Company reported cost of goods sold (“COGS”) of $11,662,729 and $13,250,847, respectively, representing a decrease of $1,588,118 or approximately 11.99%. This decrease in COGS is primarily attributable to a shift in the Company’s revenue mix toward higher-margin product lines, particularly the nutraceuticals segment, which generally carries lower direct costs relative to other product categories. The reduction in COGS is also broadly aligned with the overall decline in revenues during the same period, thus maintaining consistency in the Company’s cost structure relative to sales performance.

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

Gross Profit

For the three months ended March 31, 2025, the Company reported gross profit of $2,049,799, representing an increase of 53.7% compared to the same period in 2024. This significant improvement in gross profit is primarily attributable to a favorable shift in the Company’s revenue composition, with a greater proportion of sales generated from higher-margin product lines—most notably, those within the nutraceuticals segment. Additionally, the increase in gross profit corresponds with a reduction in COGS for the period, further reinforcing the positive impact of the evolving product mix on the Company’s margin performance.

Operating Expenses

For the three-month period ended March 31, 2025, total operating expenses amounted to $2,882,944, compared to $3,169,734 for the corresponding period in 2024, representing a decrease of $286,790, or approximately 9.05%. This decrease was primarily driven by reductions in personnel and marketing-related expenditure, as outlined below:

•	Salaries and Wages: Personnel expenses decreased to $1,040,019 for the three-month period ended March 31, 2025, compared to $1,258,179 in the prior-year period. This reduction reflects the impact of cost containment initiatives and a more efficient allocation of human resources.

•	Sales and Marketing Expenses: The Company recorded a significant decline in sales and marketing costs, particularly those associated with its branded nutraceutical portfolio. These expenses decreased by 83.78% compared to the first quarter of 2024, consistent with management’s strategic decision to temporarily scale back investment in brand promotion and advertising activities during the period under review.

•	Depreciation and Amortization: Depreciation and amortization expenses remained relatively stable, amounting to $320,349 in the first quarter of 2025 versus $319,787 in the corresponding period of 2024.

•	General and Administrative Expenses: General and administrative costs increased modestly to $1,478,702 in the current period, up $60,564 or 4.27% from $1,418,138 in the prior-year quarter. The increase is primarily attributable to professional service fees.

Overall, the reduction in operating expenses reflects the Company’s continued focus on disciplined cost management while aligning spending with its strategic priorities.

Other Income (Expense)

For the three-month period ended March 31, 2025, the Company recorded other expense of $68,137, compared to other income of $191,824 for the same period in 2024. This represents a net unfavorable variance of $259,961, or 135.52% year-over-year. The variance is primarily attributable to the recognition of non-recurring charges and prior-period adjustments during the current period, which were not present in the comparative quarter. These one-off items had a material impact on the classification of other income and expense, thereby reversing the net favorable position recorded in the prior year.

Interest Income & Expenses

For the three-month period ended March 31, 2025, interest expense totalled $187,107, representing an increase of $18,435, or 10.93%, compared to $168,672 for the prior period ended March 31, 2024. The increase was primarily driven by new debt facilities, entered into by our subsidiary Cosmofarm SA.

Interest income for the three-month period ended March 31, 2025, was $91,326, reflecting a decrease of $14,439, or 13.65%, compared to $105,765 for the three-month period ended March 31, 2024. This decline was primarily due to the receipt of loan repayments during 2024, which reduced outstanding loan receivable balances and, consequently, interest earned on them.

Foreign currency translation adjustment, net

For the three-month period ended March 31, 2025, the Company recorded a foreign currency translation adjustment gain of $1,031,268, compared to a loss of $599,276 in the corresponding period of the prior year. The improvement is partially attributable to favourable movements in foreign exchange rates during the current reporting period, which positively impacted the translation of the financial statements of foreign subsidiaries. It should be noted that during the year 2024, the Company’s Parent, Cosmos Health Inc., executed a share capital increase of €18,400,000 ($20,345,432) in favour of its subsidiary, SkyPharm SA. This transaction had a substantial adverse impact on the accumulated comprehensive loss as of December 31, 2024, due to the nature of foreign currency translation under ASC 830, where equity-related transactions are translated using historical exchange rates. The exchange rate applied at the time of the capital contribution was less favourable than the year-end rate, leading to a significant unrealized currency loss on intercompany balances that is reflected in other comprehensive income. The combined effect of these factors contributed to the period-over-period fluctuation in the foreign currency translation adjustment recognized in other comprehensive income.

Liquidity and Capital Resources

As of March 31, 2025 compared with December 31, 2024

As of March 31, 2025, the Company had positive working capital of $1,259,012, compared to a negative working capital of $296,193 as of December 31, 2024. The improvement in working capital is primarily attributable to higher inventory levels and increased accounts receivable as of March 31, 2025. These increases reflect the Company’s focus on supporting sales growth and ensuring product availability. In addition, the reduction in related party accounts payable contributed to the improved position, following debt-to-equity conversions executed by our Chief Executive Officer, Mr. Grigorios Siokas, during the period. The Company believes its current working capital is adequate to meet short-term obligations.

Cash Flow from Operating Activities

As of March 31, 2025, the Company reported net cash of $742,881, compared to net cash of $315,105 as of December 31, 2024, reflecting an increase of $427,776. The improvement in net cash was primarily driven by financing cash inflows during the period, notably the proceeds from a new debt facility entered into by the Company’s wholly-owned subsidiary, Cosmofarm SA. For the three-month period ended March 31, 2025, the Company used net cash of $186,316 in operating activities, a significant improvement compared to the net cash used of $3,412,103 in the same period of the prior year. The marginally negative operating cash flow during the period is primarily attributable to consolidated operating losses, predominantly incurred at the Parent Company level. The impact of changes in working capital items on operating cash flows was limited and not a material driver of the overall cash utilization. The notable decrease in operating cash outflows compared to the prior period was mainly due to the reduction in the Company’s net loss during the period. Additionally, in the comparative period of 2024, significant cash outflows had occurred in the form of operating investments, particularly in the form of prepayments for inventory and product purchases, which were not repeated at the same magnitude during the current period.

Cash Flow from Investing Activities

For the three-month period ended March 31, 2025, the Company used $7,069 in net cash for investing activities, compared to net cash provided by investing activities of $126,454 in the prior-year equivalent period. The cash outflows for the current period were immaterial and primarily reflect limited investment activity. The variance compared to the prior period is largely attributable to the absence of principal and interest receipts from the Company’s loans receivable, which had contributed to investing inflows during the three-month period ended March 31, 2024. As of the date of this report, the Company expects to recover the outstanding principal and accrued interest related to such loans within the next few months.

Cash Flow from Financing Activities

For the three-month period ended March 31, 2025, the Company generated $560,862 in net cash from financing activities, compared to $206,942 during the same period in 2024. The increase in net cash from financing activities was primarily driven by lower debt repayments and new financing arrangements. Debt repayments totalled $184,153 in the first quarter of 2025, a significant reduction compared to $364,354 in the prior-year period. In addition, during the first quarter of 2025, the Company’s subsidiary, Cosmofarm SA, entered into a new debt facility, which provided proceeds of $737,177. Equity financing activity during the three-month period ended March 31, 2024 included gross proceeds of $649,039 from two Prospectus Supplements to the Company’s Registration Statement on Form S-3. There were no comparable equity raises in the 2025 period. Furthermore, the Company generated $19,538 in net proceeds from its Lines of Credit during the first quarter of 2025. These inflows contributed to strengthening the Company’s liquidity position and funding ongoing operational needs.

We anticipate using cash in our bank account as of March 31, 2025, cash generated from debt or equity financing, from investing activities or from management loans to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obliged to provide these or any other funds. If we fail to meet these requirements, we may lose the qualification for quotation and our securities would no longer trade on Nasdaq Capital Market. Further, as a consequence we would fail to satisfy our reporting obligations with the Securities and Exchange Commission (“SEC”), and investors would then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

Going Concern

The Company’s unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the continuation of the Company as a going concern. For the period ended March 31, 2025, the Company had revenue of $13,712,528, net loss of $818,097 and net cash used in operations of $186,316. Additionally, as of March 31, 2025, the Company had positive working capital of $1,259,012, an accumulated deficit of $114,840,372, and stockholders’ equity of $25,951,712. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date of this filing.

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

In 2024 and during the three-month period ended March 31, 2025, we continued to execute on the core elements of our “Growth Strategy”, which remains as follows:

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

Generic Medicines

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

Off Balance Sheet Arrangements

As of March 31, 2025, there were no off-balance sheet arrangements.

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

We are in the process of remediating all material weaknesses present in our internal controls and we plan to have completed the remediation by December 31, 2025.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no changes since the filing of the Company’s Form 10-K for the year ended December 31, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. Previously reported on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Cosmos Health Inc.

Date: May 15, 2025	By:	/s/ Grigorios Siokas
Grigorios Siokas
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Georgios Terzis
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

