Form 10-Q
period 2025-06-30
Cosmos Health Inc.
filed 2025-08-18
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Applicable only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,213,876 as of August 14, 2025.

COSMOS HEALTH INC. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025 (unaudited)	December 31, 2024

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$655,503	$315,105
Accounts receivable, net	15,455,787	13,478,263
Accounts receivable - related party	1,449,354	1,230,308
Marketable securities	30,266	21,148
Inventory	5,110,947	4,355,365
Loans receivable	615,592	614,473
Loans receivable - related party	815,706	557,473
Prepaid expenses and other current assets	1,637,553	1,310,388
Prepaid expenses and other current assets - related party	4,791,603	3,578,825

TOTAL CURRENT ASSETS	30,562,311	25,461,347

Property and equipment, net	10,820,391	9,689,505
Goodwill and intangible assets, net	8,225,361	7,756,534
Loans receivable - long term portion	3,051,171	2,876,523
Loans receivable - related party - long term	3,204,580	2,898,280
Operating lease right-of-use asset	670,302	696,166
Financing lease right-of-use asset	8,067	13,607
Advances for building's acquisition	2,000,020	2,000,020
Other assets	1,233,607	1,108,484
Other assets - related party	2,059,750	1,811,425

TOTAL ASSETS	$61,835,560	$54,311,892

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12,982,575	$11,157,658
Accounts payable and accrued expenses - related party	449,388	1,269,403
Accrued interest	345,406	221,820
Lines of credit	8,161,845	6,985,052
Notes payable	3,155,067	2,548,480
Notes payable - related party	12,005	10,558
Loans payable - related party	-	6,194
Convertible notes payable	1,586,492	-
Operating lease liability, current portion	215,665	196,718
Financing lease liability, current portion	8,621	11,484
Other current liabilities	4,249,497	3,350,173

TOTAL CURRENT LIABILITIES	31,166,561	25,757,540

Notes payable - long term portion	2,053,857	1,560,433
Operating lease liability, net of current portion	453,442	498,398
Financing lease liability, net of current portion	-	3,399
Other liabilities	1,930,066	1,959,193
TOTAL LIABILITIES	35,603,926	29,778,963

Commitments and Contingencies (see Note 14)	-	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized; 29,804,299 and 23,689,135 shares issued and 29,717,802 and 23,602,638 outstanding as of June 30, 2025 and December 31, 2024, respectively	29,804	23,689
Additional paid-in capital	144,328,641	141,583,625
Subscription receivable	(20)	(20)
Treasury stock, at cost, 86,497 shares as of June 30, 2025 and December 31, 2024	(917,159)	(917,159)
Accumulated deficit	(117,668,440)	(114,022,275)
Accumulated other comprehensive loss	458,807	(2,134,931)

TOTAL STOCKHOLDERS' EQUITY	26,231,633	24,532,929

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$61,835,560	$54,311,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

REVENUE	$14,745,702	$13,206,717	$28,458,230	$27,791,190

COST OF GOODS SOLD	13,581,888	12,439,469	25,244,617	25,690,316

GROSS PROFIT	1,163,814	767,248	3,213,613	2,100,874

OPERATING EXPENSES
General and administrative expenses	1,490,485	1,390,525	2,969,187	2,808,663
Salaries and wages	1,868,443	1,454,862	2,908,462	2,713,041
Sales and marketing expenses	21,706	110,813	49,861	284,443
Research and development costs	74,637	-	90,266	-
Depreciation and amortization expense	353,862	313,074	674,301	632,861
TOTAL OPERATING EXPENSES	3,809,133	3,269,274	6,692,077	6,439,008

LOSS FROM OPERATIONS	(2,645,319)	(2,502,026)	(3,478,464)	(4,338,134)

OTHER INCOME (EXPENSE)
Other income (expense), net	(42,190)	(29,305)	(110,327)	162,519
Interest expense	(388,814)	(342,446)	(575,921)	(511,118)
Interest income	105,787	102,030	197,113	207,795
Gain on equity investments, net	2,639	335	5,781	2,090
Non-cash interest expense	(163,103)		(163,103)	-
Change in fair value of convertible notes	(139,592)	-	(139,592)	-
Foreign currency transaction, net	442,524	180,701	618,348	19,447
TOTAL OTHER INCOME (EXPENSE), NET	(182,749)	(88,685)	(167,701)	(119,267)

LOSS BEFORE INCOME TAXES	(2,828,068)	(2,590,711)	(3,646,165)	(4,457,401)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	(2,828,068)	(2,590,711)	(3,646,165)	(4,457,401)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(2,828,068)	(2,590,711)	(3,646,165)	(4,457,401)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net	1,562,470	(176,591)	2,593,738	(775,867)

TOTAL COMPREHENSIVE LOSS	$(1,265,598)	$(2,767,302)	$(1,052,427)	$(5,233,268)

BASIC NET LOSS PER SHARE	$(0.10)	$(0.15)	$(0.13)	$(0.26)
DILUTED NET LOSS PER SHARE	$(0.10)	$(0.15)	$(0.13)	$(0.26)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	28,753,492	17,834,023	27,403,053	17,025,203
Diluted	28,753,492	17,834,023	27,403,053	17,025,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

								Accumulated
	Common Stock		Additional		Treasury Stock			Other	Total
	No. of Shares	Value	Paid-in Capital	Subscription Receivable	No. of Shares	Value	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity

Balance at January 1, 2024	15,982,472	15,983	$129,008,301	$(20)	86,497	$(917,159)	$(91,644,233)	$(419,844)	$36,043,028
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	(599,276)	(599,276)
Proceeds from sale of common stock, net of financing fees of $19,467	901,488	901	628,525	-	-	-	-	-	629,426
Shares issued in lieu of cash	-	-	108,297	-	-	-	-	-	108,297
Shares issued pursuant to warrant exchange agreement	950,063	950	(950)	-	-	-	-	-	-
Stock-based compensation	-	-	231,897	-	-	-	-	-	231,897
Net loss	-	-	-	-	-	-	(1,866,690)	-	(1,866,690)
Balance at March 31, 2024	17,834,023	17,834	129,976,070	(20)	86,497	(917,159)	(93,510,923)	(1,019,120)	34,546,682
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	(176,591)	(176,591)
Shares issued in lieu of cash	-	-	108,444	-	-	-	-	-	108,444
Stock-based compensation	-	-	231,750	-	-	-	-	-	231,750
Net loss	-	-	-	-	-	-	(2,590,711)	-	(2,590,711)
Balance at June 30, 2024	17,834,023	17,834	130,316,264	(20)	86,497	(917,159)	(96,101,634)	(1,195,711)	32,119,574

	Common Stock		Additional		Treasury Stock			Other	Total
	No. of Shares	Value	Paid-in Capital	Subscription Receivable	No. of Shares	Value	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity

Balance at January 1, 2025	23,689,135	23,689	$141,583,625	$(20)	86,497	$(917,159)	$(114,022,275)	$(2,134,931)	$24,532,929
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	1,031,268	1,031,268
Stock-based compensation	-	-	556,611	-	-	-	-	-	556,611
Shares issued pursuant to warrant exchange agreement	2,542,126	2,542	(2,542)	-	-	-	-	-	-
Debt exchanges	1,053,372	1,053	647,947	-	-	-	-	-	649,000
Net loss	-	-	-	-	-	-	(818,097)	-	(818,097)
Balance at March 31, 2025	27,284,633	$27,284	$142,785,641	$(20)	86,497	$(917,159)	$(114,840,372)	$(1,103,663)	$25,951,711
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	1,562,470	1,562,470
Common stock issued to consultant	150,000	150	68,550	-	-	-	-	-	68,700
Stock-based compensation	-	-	534,320	-	-	-	-	-	534,320
Common stock issued as commitment shares to convertible noteholder	326,084	326	156,196	-	-	-	-	-	156,522
Debt exchanges	2,043,582	2,044	783,934	-	-	-	-	-	785,978
Net loss	-	-	-	-	-	-	(2,828,068)	-	(2,828,068)
Balance at June 30, 2025	29,804,299	$29,804	$144,328,641	$(20)	86,497	$(917,159)	$(117,668,440)	$458,807	$26,231,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,646,165)	$(4,457,401)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and amortization expense	670,191	617,943
Amortization of right-of-use assets	4,110	14,918
Bad debt expense	-	(30,992)
Lease expense	90,469	155,430
Interest on finance leases	332	1,307
Stock-based compensation	1,159,632	680,389
Deferred income taxes	22,467	(5,645)
Non-cash financing expense	163,103	-
Change in fair value of convertible notes	139,592	-
Gain on net change in fair value of equity investments	(5,781)	(2,090)
Changes in assets and liabilities:
Accounts receivable	(123,992)	788,013
Accounts receivable - related party	(44,459)	(559,563)
Inventory	(157,650)	323,436
Prepaid expenses and other assets	(38,885)	(359,794)
Prepaid expenses and other current assets - related party	(731,301)	(1,462,468)
Accounts payable and accrued expenses	427,821	(711,770)
Accounts payable and accrued expenses - related party	565,273	621,174
Accrued interest	87,994	3,418
Lease liabilities	(90,926)	(154,610)
Other current liabilities	388,726	614,232
Other liabilities	(276,787)	(698,916)
NET CASH USED IN OPERATING ACTIVITIES	(1,396,236)	(4,622,989)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from loan receivable	197,117	357,241
Purchase of intangible assets	(97,302)	-
Sale of intangible assets	-	1,989
Purchase of property and equipment	(35,064)	(116,826)
NET CASH USED IN INVESTING ACTIVITIES	64,751	242,404

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of related party note payable	1,604,348	-
Payment of note payable	(740,130)	(549,946)
Proceeds from note payable	1,291,001	-
Payment of related party loan	(6,549)	(7,567)
Payment of lines of credit	(13,849,591)	(12,342,152)
Proceeds from lines of credit	14,053,410	13,034,203
Payments of financing fees	(182,448)	629,576
Payments of finance lease liability	(4,814)	(17,504)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,165,227	746,610

Effect of exchange rate changes on cash	(493,344)	144,289

NET CHANGE IN CASH	340,398	(3,489,686)

CASH AT BEGINNING OF PERIOD	315,105	3,833,195
CASH AT END OF PERIOD	$655,503	$343,509

Supplemental Disclosure of Cash Flow Information

Cash paid during the year:
Interest	$380,227	$512,966

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Closing of acquisition of Cloudscreen	$-	$637,080
Common stock issued in exchange for debt	$1,434,978
Common stock issued to employees	$626,062	$-
Common stock issued to consultants	$533,570	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

NOTE 1 – BASIS OF PRESENTATION

The terms “COSM,” “we,” the “Company,” the “Group” and “us” as used in this report refer to Cosmos Health Inc. The accompanying unaudited condensed consolidated balance sheet as of June 30, 2025 and unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2025 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the management of COSM, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“Form 10-K”). The accompanying condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes on the accompanying balance sheet.

Going Concern

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the continuation of the Company as a going concern. For the six‑month period ended June 30, 2025, the Company generated revenue of $28,458,230, incurred a net loss of $3,646,165, and used $1,396,236 of net cash in operating activities. As of June 30, 2025, the Company had cash and cash equivalents of $655,503, compared to $315,105 as of December 31, 2024, reflecting an increase of $340,398. The Company also had negative working capital of $604,249, an accumulated deficit of $117,668,440, and stockholders’ equity of $26,231,633.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date of this filing. While the Company’s revenues have grown, they remain insufficient to fund operating expenses and meet debt obligations as they become due. Furthermore, the Company remains dependent on external financing sources to sustain operations and fund growth initiatives.

Management has evaluated these factors and its ability to meet obligations due within the next 12 months. Its plans include expanding the portfolio of brand‑name and private‑label products, launching new distribution channels, and increasing sales from recently secured agreements, such as the exclusive distribution of Sky Premium Life products in the United Arab Emirates (“UAE”). Significant purchase orders have already been received under this agreement and are expected to contribute to operating cash inflows in the near term. Moreover, the Company is planning to expand the customer base of its subsidiary, Cosmofarm S.A., which is expected to substantially increase its wholesale revenue stream. In addition, the Company’s manufacturing subsidiary, CANA S.A., which is already demonstrating improved revenue and gross profit, is planning to strengthen its existing contract manufacturing agreements and secure new ones.

From a financing perspective, during the six‑month period ended June 30, 2025, the Company raised capital through the issuance of convertible notes by the Parent Company and by entering into new debt facilities at both the Parent Company and subsidiaries level. Management intends to continue accessing capital markets to raise additional funds through equity offerings. Beginning in August 2025, the Company expects to become eligible to utilize an S‑3 registration statement (12 months after regaining compliance with Nasdaq Listing Rule 5250(c)(1)) to access equity capital more efficiently. In addition, the Company is pursuing amendments to certain debt facilities to defer principal repayments and exploring additional debt financing opportunities to enhance liquidity. Finally, on August 5, 2025, the Company entered into a Securities Purchase Agreement for the issuance of up to $300 million of senior secured convertible promissory notes, with an initial $8 million closing completed on August 6, 2025. The availability of these proceeds, primarily intended for digital asset acquisition and working capital, significantly improves the Company’s liquidity and alleviates substantial doubt regarding our ability to continue as a going concern for at least the next 12 months.

Management is also considering postponing certain payments to suppliers and other creditors if required. Although these actions are intended to address the going concern uncertainty, there can be no assurance that the Company will be successful in executing its plans or obtaining the necessary funding.

As a result, substantial doubt remains regarding the Company’s ability to continue as a going concern for a period of 12 months from the date of this filing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, including potential effects on the recoverability or classification of assets or the amounts and classification of liabilities.

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

NOTE 2 – ORGANIZATION AND NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Acquisition Accounting

Cloudscreen

On January 23, 2024, the Company completed the acquisition of Cloudscreen, a cutting-edge Artificial Intelligence (AI) powered platform. The acquisition was pursuant to the purchase agreement announced on October 11, 2023. Cloudscreen is a multimodal platform specialized in drug repurposing, a process that involves uncovering new target proteins or indications for existing drugs for use in treating different diseases. The total purchase price amounted to $637,080 and consisted of 280,000 shares of common stock with a fair value of $319,200 and an amount of $317,880 to be settled in cash during 2024 based on the Promissory Note signed on October 10, 2023. The Company accounted for the acquisition as an asset acquisition in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, (“ASC 805”) and recorded $637,080 as “Other assets” related to the technology platform acquired. The total amount was reclassified to “Goodwill and intangible assets, net” in January 2024 with the closing of the agreement (refer to Note 5).

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

June 30, 2025

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

On January 6, 2023, the Company agreed to purchase land and building located in Montreal, Canada from a third-party vendor. The total purchase price amounts to $3,950,000 and the closing date of the agreement based on the amendment signed on July 19, 2023, was December 31, 2023. Pursuant to the last amendment signed on December 31, 2024 the closing date was extended to December 31, 2025. As of June 30, 2025, the Company has made prepayments of $2,000,020 classified as “Advances for building’s acquisition” on the Company’s unaudited condensed consolidated balance sheets.

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

June 30, 2025

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

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

Accounts Receivable, net

Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts against gross accounts receivable, prepaid expenses and other current assets and other assets reflects the best estimate of probable losses inherent in the receivables’ portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. As of June 30, 2025 and December 31, 2024, the Company’s allowance for doubtful accounts was $25,830,462 and $22,799,219, respectively. Below is the summary of changes in the allowance for doubtful accounts:

June 30, 2025

Balance as of January 1, 2025	$22,799,219
Provisions for credit losses	-
Write-offs	-
Foreign exchange adjustments	3,031,243
Other adjustments	-
Balance as of June 30, 2025	$25,830,462

Tax Receivables

The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of its business in most of the countries in which it operates related to the procurement of merchandise and/or services it acquires and/or on sales and taxable income. The Company also collects VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services it sells. If the output VAT exceeds the input VAT, this creates a VAT payable to the government. If the input VAT exceeds the output VAT, this creates a VAT receivable from the government. The VAT tax return is filed on a monthly basis offsetting the payables against the receivables. In observance of EU regulations for intra-EU cross-border sales, our subsidiaries in Greece, SkyPharm and Cosmofarm, do not charge VAT for sales to wholesale drug distributors registered in other European Union member states. As of June 30, 2025 and December 31, 2024, the Company had a VAT net receivable balance of $574,985 and $534,263 respectively, recorded in the condensed consolidated balance sheet as prepaid expenses and other current assets and accounts payable and accrued expenses, respectively.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

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

Depreciation expense was $97,539 and $103,558 for the three months ended June 30, 2025 and 2024, respectively and $212,553 and $216,432 for the six months ended June 30, 2025 and 2024, respectively.

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

Intangibles, net

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 5 years for an import/export license and a useful life of 10 years for the pharmaceutical and nutraceutical products licenses included in Note 4 as “Licenses”. A useful life of 10 years is also used for the platforms included in Note 5 as “Software” and the customer bases. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. As of June 30, 2025 and December 31, 2024, no revision to the remaining amortization period of the intangible assets was made.

Amortization expense was $249,811 and $193,518 for the three months ended June 30, 2025 and 2024, respectively, and $458,644 and $383,373 for the six months ended June 30, 2025 and 2024, respectively.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Long-lived Assets, property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. For the three and six months ended June 30, 2025, and 2024, the Company has recorded no impairment charge.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

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

As of June 30, 2025, investments consisted of 16,666 shares which traded at a closing price of $1.08 per share or value of $18,049 of National Bank of Greece. Additionally, the Company has $7,665 in equity securities of Pancreta Bank, which are revalued annually.

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

Our financials also included the following financial instruments as of June 30, 2025 and December 31, 2024: cash, accounts receivable, inventory, prepaid expenses, loans receivable, accounts payable, notes payable and lines of credit. Except for the loans receivable which carry fixed interest rates, the carrying value of the remaining instruments, approximates fair value due to their short-term nature.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

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

Wholesale revenue and sales of own branded nutraceutical and pharmaceutical products

The Company has contracts or signed partnership forms (usual in the wholesale sector of the pharma industry) with its customers, stipulating the enforceable rights and obligations. The Company is responsible for transferring the goods to the customer’s location, which represents its sole performance obligation. Thus, the transaction price, which is predetermined in most of the products sold, is exclusively allocated to this performance obligation. Revenue is recognized at a single point in time, which is upon issuance of the corresponding sales invoice. The Company has assessed the impact of the items invoiced but not delivered to the customer’s location as of June 30, 2025 and 2024 and deemed that it had no material effect.

Pharma manufacturing

The Company has active contracts with its customers, stipulating the enforceable rights and obligations. The Company is responsible for the manufacturing and the packaging of specific products assigned by its customers, which represents its performance obligations to which the Company allocates the transaction price determined. The customers are responsible for providing the raw materials to the Company. Revenue is recognized over a period of time, which is during the production and packaging period of the respective products. As of June 30, 2025 and 2024 there were no products or batches of products for which the production or packaging phase was in progress.

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

There was no impact on revenue recognition for the three and six-month periods ended June 30, 2025 and 2024 and no further adjustments to variable consideration were necessary.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

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

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At June 30, 2025, we believe our United Kingdom and Greece deferred tax assets will not be realized, as such, we did not record a reversal on the full valuation approach we followed during the year ended December 31, 2024.

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

Retirement and Termination Benefits

Under Greek labor law, employees are entitled to lump-sum compensation in the event of termination or retirement. The amount depends on the employee’s work experience and remuneration as of the day of termination or retirement. If an employee remains with the company until full-benefit retirement, the employee is entitled to a lump-sum equal to 40% of the compensation to be received if the employee were to be dismissed on the same day. The Company periodically reviews the uncertainties and judgments related to the application of the relevant labor law regulations to determine retirement and termination benefits obligations of its Greek subsidiaries. The Company has evaluated the impact of these regulations and has identified a potential retirement and termination benefits liability. The amount of the liability as of June 30, 2025 and December 31, 2024, was $434,821 and $377,264, respectively, and has been recorded as a long-term liability within the consolidated balance sheets (“Other liabilities”). The Company engaged an actuarial expert for the first time, during the period ended December 31, 2023. Management did not engage an actuarial expert since then, since there were no circumstances indicating that there would be a significant change to the liability recorded and thus the movement compared to 2023, solely relates to the foreign exchange effect.

Basic and Diluted Net Loss per Common Share

Basic income per share is calculated by dividing the income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period and, when dilutive, potential shares from stock options and warrants to purchase common stock, using the treasury stock method. In accordance with ASC 260, Earnings Per Share, the following tables reconcile basic shares outstanding to fully diluted shares outstanding for the three- and six-month periods ended June 30, 2025 and 2024.

	Three months ended,
	June 30, 2025	June 30, 2024
Weighted average number of common shares outstanding Basic	28,753,492	17,834,023
Potentially dilutive common stock equivalents
Weighted average number of common and equivalent shares outstanding – Diluted	28,753,492	17,834,023

	Six months ended,
	June 30, 2025	June 30, 2024
Weighted average number of common shares outstanding Basic	27,403,053	17,025,203
Potentially dilutive common stock equivalents	-	-
Weighted average number of common and equivalent shares outstanding – Diluted	27,403,053	17,025,203

The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	June 30, 2025	June 30, 2024
Warrants	12,926,506	8,558,380
Shares issuable upon conversion of convertible debt	4,943,260	-
Total	17,860,766	8,558,380

Common stock equivalents are included in the diluted income per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented.

Recent Accounting Pronouncements

ASU 2025‑01 – Income Statement: Clarifying Effective Date of Expense Disaggregation (Subtopic 220‑40)

Issued January 7, 2025

This update clarifies that ASU 2024‑03’s requirement to disclose disaggregated expense categories applies for annual reporting periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Public business entities may early adopt. Entities with non‑calendar year ends should note that interim adoption in early periods is not required under this clarification.

ASU 2025‑02 – Liabilities (Topic 405): Amendments Pursuant to SAB No. 122

Issued March 2025

This update rescinds SEC Staff Accounting Bulletin No. 121—specifically the SAB 121 liability recognition requirement for safeguarding crypto‑assets held for platform users—through amendments to ASC 405 SEC paragraphs. Full retrospective application is mandated for annual periods beginning after December 15, 2024, with earlier adoption permitted, including in interim periods.

ASU 2025‑03 – Business Combinations: Identifying the Accounting Acquirer in a VIE Transaction (Topics 805 and 810)

Issued May 12, 2025

This update amends ASC 805 and ASC 810 to require entities to consider the ASC 805‑10‑55‑12 through 55‑15 factors when identifying the accounting acquirer in business combinations effected primarily via equity exchange—even when the acquiree qualifies as a variable interest entity (VIE). The amendment enhances comparability with voting interest entity combinations and may result in reverse-acquisition accounting in more cases. It is effective for fiscal years beginning after December 15, 2026, including interims, and must be applied prospectively to combinations after adoption. Early adoption is permitted.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

NOTE 3 – EQUITY METHOD INVESTMENTS

CosmoFarmacy LP

In September 2019, the Company entered into an agreement with an unaffiliated third party to incorporate CosmoFarmacy L.P. for the purpose of providing strategic management consulting services and the retail trade of pharmaceutical products, and OTC to pharmacies. CosmoFarmacy was incorporated with a 30-year term through May 31, 2049. The unaffiliated third party is the general partner (the “GP”) of the limited partnership and is responsible for management and decision-making associated with CosmoFarmacy. The initial share capital was set to EUR 150,000 ($163,080) which was later increased to EUR 500,000 ($543,600). The GP contributed the pharmacy license (the “License”) valued at EUR 350,000 (30-year term) to operate the business of CosmoFarmacy in exchange for a 70% equity ownership. The Company is a limited partner and contributed cash of EUR 150,000 ($163,080) for the remaining 30% equity ownership. CosmoFarmacy is not publicly traded, and the Company’s investment has been recorded using the equity method of accounting. During the 12-month period ended December 31, 2024, the Company determined that its investment in CosmoFarmacy LP was fully impaired. As the entity is currently dormant and has not published or provided any financial statements, whether audited or unaudited, to substantiate the carrying value of the investment, management concluded that there was no reasonable expectation of recovery. Accordingly, the Company recognized a full impairment loss on the investment, writing off its entire carrying amount. As a result, the Company has determined that the investment no longer holds any recoverable value. The value of the investment as of June 30, 2025 and December 31, 2024, was $0.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Land	$3,778,294	3,322,780
Buildings and improvements	5,137,125	4,526,432
Leasehold improvements	3,872	3,405
Vehicles	304,537	265,261
Furniture, fixtures and equipment	3,256,917	2,846,657
	12,480,745	10,964,535
Less: Accumulated depreciation and amortization	(1,660,354)	(1,275,030)
Total	$10,820,391	9,689,505

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

NOTE 5 – INTANGIBLE ASSETS

Goodwill and intangible, net assets consist of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
License	$8,199,065	7,257,938
Trade name / mark	355,200	390,188
Customer base	626,397	626,397
Software	1,194,502	1,113,840
	10,375,164	9,388,363
Less: Accumulated amortization & impairment
License	(1,725,540)	(1,117,341)
Trade name / mark	(36,997)	(36,997)
Customer base	(151,291)	(174,279)
Software	(285,672)	(352,909)
Subtotal	8,175,664	7,706,837
Goodwill	49,697	49,697
Total	$8,225,361	7,756,534

At June 30, 2025, the estimated aggregate amortization expense for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows:

Year	Amount
2026	$958,844
2027	955,259
2028	957,512
2029	956,027
2030	947,426
Thereafter	3,045,396
Total	$7,820,464

NOTE 6 – LOAN RECEIVABLE

On October 30, 2021, the Company entered into an agreement for a ten-year loan with Medihelm SA to memorialize €4,284,521 ($4,849,221) in prepayments the Company had made. The prepayments to Medihelm SA had been made in accordance with the parallel export business, through which Medihelm supplied and would supply SkyPharm SA with branded pharmaceuticals. This business is no longer in place for the Company and thus the Company entered into this agreement with Medihelm SA in order for the outstanding amount to be settled. Interest is calculated at a rate of 5.5% per annum on a 360-day basis. Under the terms of the agreement, the Company is to receive 120 equal payments over the term of the loan. During the three and six months ended June 30, 2025, the Company accrued interest income of €46,198 ($50,554) and €89,377 ($97,804) in connection with the note receivable governed by this agreement. During the six-month period ended June 30, 2025 the Company received €333,241 ($392,225) in principal payments in connection with this Note. No interest payments were received during the period. The Note is considered fully recoverable as of June 30, 2025.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

NOTE 7 – INCOME TAXES

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the three months ended June 30, 2025, and 2024.

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

As of June 30, 2025, and 2024, the Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily due to a valuation allowance recorded against net deferred tax assets in in the United States and the United Kingdom.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. As of June 30, 2025, and December 31, 2024, the Company has maintained a valuation allowance against all net deferred tax assets in the United States, Greece, and the UK.

For the three and six months ended June 30, 2025, and 2024, the Company has not recorded any tax benefits/expenses in any jurisdiction where it is subject to income tax.

NOTE 8 – CAPITAL STRUCTURE

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock, of which 6,000,000 are designated as Series A convertible preferred stock. The preferred stock has a liquidation preference over the common stock and is non-voting. As of June 30, 2025 and December 31, 2024, no preferred shares were issued and outstanding.

Treasury stock

As of June 30, 2025 and December 31, 2024, the Company held 86,497 and 86,497, respectively, shares of our common stock at a cost of $917,159 and $917,159, respectively. Shares of our common stock that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. Cosmos may repurchase shares from time to time through open market purchases in accordance with applicable securities laws and other restrictions. The Company repurchased no shares of our common stock during the three and six months ended June 30, 2025.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

On January 24, 2023 the Company announced that its Board of Directors has approved a share repurchase program with authorization to purchase up to $3 million of its common stock. Cosmos may repurchase shares from time to time through open market purchases in accordance with applicable securities laws and other restrictions.

Common Stock

The Company is authorized to issue 300 million shares of common stock. As of June 30, 2025 and December 31, 2024, the Company had 29,804,299 and 23,689,135 shares of our common stock issued, respectively, and 29,717,802 and 23,602,638 shares outstanding, respectively.

Issuance of Common Stock

Between January 13, 2025, and May 23, 2025, the Company issued an aggregate of 3,096,954 shares of common stock to Mr. Grigorios Siokas, the Company’s Chief Executive Officer, in settlement of outstanding obligations totaling $1,434,978. The liabilities settled pertaining to unpaid salaries and performance-related bonuses previously accrued by the Company and owed to Mr. Siokas. The shares were issued at the respective fair market value of the Company’s common stock on the dates of issuance. The transaction was accounted for as a non-cash settlement of related party debt.

On June 9, 2025, in connection with the execution of a secured convertible loan agreement with an aggregate principal amount of $1,304,348, the Company issued 326,087 restricted shares of common stock (the “Commitment Stock”) to the lender as additional consideration. The shares were issued at a nominal price of $0.001 per share, were fully vested and nonforfeitable upon issuance, and were not subject to any further service or performance conditions. The fair value of the Commitment Stock on the issuance date was determined to be $0.48 per share, resulting in a total fair value of $156,522. This amount was recognized as other finance costs, included in “Interest expense” in the condensed consolidated statement of operations for the three and six months ended June 30, 2025.

On June 3, 2025 (the “Effective Date”), the Company issued 150,000 shares of its common stock to a consultant in exchange for business advisory services. The shares were earned in full as of the Effective Date. The fair value of the shares on issuance was $0.458 per share, resulting in a total expense of $68,700, which has been recognized in the condensed consolidated statement of operations. The consultant provides non-exclusive business advisory services, including guidance on growth strategies and networking with its contacts for general business purposes.

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

June 30, 2025

Prepaid expenses and other current assets – related party

As of June 30, 2025 and December 31, 2024, the Company had a prepaid balance of $4,273,089 and $3,284,052, respectively, to Doc Pharma. For the period ended June 30, 2025, the prepayment of approximately $3.6 million relates to purchases of inventory pursuant to the CMO agreement signed between the Company and Doc Pharma SA on October 10, 2020, $310k concern the purchase of pharmaceutical and nutraceutical licenses according to the May 17, 2021 R&D agreement and the remaining $412k relate to the current portion of the Royalty Agreement signed on December 31, 2024 between the and DocPharma SA (refer to “Research and Development” section of the MD&A). The non-current portion of the Royalty Agreement of $2,059,750 is included in “Other Assets – Related Party” in the Company’s Consolidated Balance Sheets as of June 30, 2025.

Accounts payable and accrued expenses - related party

As of June 30, 2025 and December 31, 2024, the Company had an accounts payable balance to Doc Pharma of $498,988 and $249,768, respectively. The June 30, 2025 balance mostly concerns a trade payables balances that our subsidiaries, Cosmofarm SA and Skypharm SA, owe to Doc Pharma SA.

Accounts receivable - related party

Additionally, the Company had a receivable balance of $2,606,798 and $2,295,706 from Doc Pharma S.A. as of June 30, 2025 and December 31, 2024, respectively, which concerns trading receivables balances with the Company’s Greek and UK subsidiaries. As of June 30, 2025, a cumulative allowance for doubtful accounts of approximately $1.6 million has been recognized, effectively offsetting this balance.

Sales and Purchases

During the six months ended June 30, 2025 and 2024, the Company purchased products from Doc Pharma S.A in the amounts of $658,019 and $425,656, respectively. For the three months ended June 30, 2025 and 2024, purchases from Doc Pharma totaled $300,208 and $189,048, respectively.

During the six months ended June 30, 2025 and 2024, the Company sold products to Doc Pharma S.A. totaling $263,757 and $520,721, respectively. For the three months ended June 30, 2025 and 2024, sales to Doc Pharma amounted to $130,362 and $384,321, respectively.

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

For the three months ended June 30, 2025 and 2024, the Company has purchased €208,568 ($228,534) and €61,597 ($66,295) respectively, in inventory related to this agreement.

For the six months ended June 30, 2025 and 2024, the Company has purchased €404,866 ($443,039) and €126,758 ($137,027) respectively, in inventory related to this agreement.

On May 17, 2021, Doc Pharma and the Company entered into a Research and Development (“R&D”) agreement whereby Doc Pharma will be responsible for the research, development, design, registration, copy rights and licenses of 250 nutritional supplements for the final products called Sky Premium Life®. These products will be sold in Greece and abroad. The total cost of this project will be €1,425,000 plus VAT and will be done over three phases as follows: Design & Development (€725,000); Control and Product Manufacturing (€250,000) and Clinical Study and Research (€450,000). SkyPharm has bought a total of as of 81 licenses at value of €554,500 ($593,204) which is 38.91% of the total cost, as of December 31, 2022. During the year ended December 31, 2023, 24 additional licenses were purchased at value of €475,014 ($525,461) and during the year ended December 31, 2024, 60 additional Sky Premium Life licenses were purchased for €710,000 ($734,921). During the six months ended June 30, 2025, no additional licenses were purchased. The agreement will terminate on December 31, 2025.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

Purchase of branded pharmaceuticals

On June 28, 2023, the Company approved the purchase of five proprietary and innovative branded pharmaceuticals with significant market presence and material profit contribution from Zakalia Ltd., the parent company of Doc Pharma, for €1,800,000 ($1,965,600). The transaction was settled on a non-cash basis through the reduction, of an equivalent amount, of prepaid expense balances the Company held with Doc Pharma. The purchased branded pharmaceuticals are presented in “Goodwill and intangible assets, net” on the accompanying consolidated balance sheets. During the year ended December 31, 2024, the Company recognized an impairment charge of $160,947 related to two licenses that are no longer expected to be commercialized. The impairment was recorded after management’s assessment determined that the recoverability of these assets was no longer supportable due to changes in market conditions and strategic priorities. No additional impairment charge was recorded within the three and six-month periods ended June 30, 2025.

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

As of June 30, 2025 and December 31, 2024, the loan had a current portion of €693,038 ($815,706) and €500,000 ($517,550), and a non-current portion of €2,722,668 ($3,204,580), and €2,800,000 ($2,898,280), respectively, which is classified as “Loans receivable – related party” on the accompanying consolidated balance sheets. During the six-month period ended June 30, 2025, the Company received no principal repayments or interest repayments. Additionally, during the three months ended June 30, 2025 and 2024, the Company recorded €45,375 ($49,653) and €47,667 ($51,528) as interest income relating to this loan. During the six months ended June 30, 2025 and 2024, the Company recorded €90,750 ($99,307) and €96,708 ($103,584) as interest income relating to this loan.

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

Loans receivable - Related Party - Long Term

On February 28, 2023 (Issue Date), the Company signed a Secured Promissory Note with Cana Laboratories Holdings (Cyprus) Limited (the “Holder”), whereby the Holder borrowed the sum of €4,100,000 ($4,457,520) from the Company. Interest on the Principal Amount under this Note shall accrue at a rate equal to Five Percent (5%) plus 1 month LIBOR per annum (5.47% as of December 31, 2023). The maturity date (“Maturity Date”) of this Note shall be five (5) years from the Issue Date. The Principal Amount, as well as all accrued interest shall be due and payable on the Maturity Date. Following the completion of Cana’s acquisition on June 30, 2023 the balance of the Note was eliminated on a consolidated level. Following the cessation of the London Interbank Offered Rate (“LIBOR”), the Company and the subsidiary mutually agreed to replace LIBOR with EURIBOR as the benchmark interest rate for the intercompany loan. The change was implemented in accordance with the loan agreement’s provisions and did not result in a modification to other key terms of the arrangement.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

Panagiotis Kozaris

Panagiotis Kozaris is considered a related party due to the fact that he is a former General operational manager and current employee of Cosmofarm S.A.

Prepaid Expenses and Other Current Assets - Related Party

From time-to-time the Company purchases back shares that Panagiotis Kozaris owns and records them as treasury shares. The Company pays Panagiotis Kozaris in advance for the shares owned and obtains the shares upon execution of a cumulative stock-purchase agreement (“SPA”). During the years ended December 31, 2023 and 2022, the Company paid Panagiotis Kozaris an additional sum of $51,159 and $143,056 respectively for shares owned, however, no SPA for these funds has been executed as of December 31, 2024. The Company intends to execute a cumulative SPA for these amounts within 2025. The total balances owed of $194,215 and $194,215 are included in “Prepaid expenses and other current assets - related party”, on the accompanying consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.

Basotho Investment Limited

Basotho Investment Limited is considered a related party since Panagiotis Kozaris (former general operational manager and current employee of Cosmofarm SA) is one of its directors.

General and administrative expenses

On November 21, 2023, the Company issued 120,000 shares of common stock to Basotho Investment Limited for services rendered. The amortization of the fair value of these shares for the three and six-month periods ended June 30, 2025 and 2024 was $0 and $30,900 and $0 and $61,800, respectively, which was recorded as general and administrative expense.

Maria Kozari

Maria Kozari is considered a related party to the Company due to the fact that she is the daughter of Panagiotis Kozaris, a former Operational General Manager and current employee of Cosmofarm S.A.

Accounts Receivable - Related Party

During 2021, the Company, through its subsidiary, Cosmofarm SA, commenced a partnership with a pharmacy called “Pharmacy & More”, owned by Maria Kozari. The transactions with the respective pharmacy were in Cosmofarm’s normal course of business, however, a more flexible credit policy was allowed as the pharmacy was new and needed to be established in the market. During the three and six months ended June 30, 2025 and 2024 the Company’s net sales to Pharmacy & More amounted to $100,870 and $86,678 and $217,565 and $196,607 respectively. As of June 30, 2025 and December 31, 2024 the Company’s outstanding receivable balance due from the pharmacy amounted to $1,347,235 and $1,183,429, respectively, and are included in “Accounts receivable - related party”, on the accompanying consolidated balance sheets. As of June 30, 2025 and December 31, 2024, a cumulative allowance for doubtful accounts of approximately $909,881 and $735,000, respectively, has been recognized, effectively offsetting this balance.

The Company plans to acquire Pharmacy & More within fiscal year 2025. Upon acquisition, the Company intends to offset the outstanding receivable balance with the corresponding purchase price and additionally plans to make Pharmacy & More the first shop-in-shop of its own branded line of nutraceutical products, Sky Premium Life® (SPL).

Other Related Parties

Additionally, the Company has the following material related-party balances as of June 30, 2025: a) a prepaid balance of $296,947 relating to prepaid salaries to Grigorios Siokas, the CEO of the Company, classified as “Accounts payable and accrued expenses - related party” in the Company’s consolidated balance sheets, b) a balance of $228,000 relating to unpaid salaries and bonuses due to George Terzis, the CFO of the Company, classified as “Accounts payable and accrued expenses - related party” in the Company’s consolidated balance sheets c) a balance of $16,588 relating to unpaid salaries and bonuses due to Nikolaos Bardakis, the COO of the Company, classified as “Accounts payable and accrued expenses - related party” in the Company’s consolidated balance sheets.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

Notes Payable – Related Party

A summary of the Company’s related party notes payable as of June 30, 2025 and December 31, 2024 is presented below:

	June 30, 2025	December 31, 2024

Beginning Balance	$10,558	$11,283
Payments	-	-
Foreign currency translation	1,447	(725)
Ending Balance	$12,005	$10,558

Dimitrios Goulielmos

Dimitris Goulielmos was the Company’s former CEO and a Director of the Company.

On November 21, 2014, the Company entered into an agreement with Dimitrios Goulielmos, as amended on November 4, 2016. Pursuant to the amendment, this loan has no maturity date and is non-interest bearing. As of June 30, 2025 and December 31, 2024, the Company had a principal balance of €10,200 ($12,040) and €10,200 ($10,558), respectively.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the six months ended June 30, 2025, the Company recorded a foreign currency translation loss of $1,447.

Loans Payable – Related Party

A summary of the Company’s related party loans payable as of June 30, 2025 and December 31, 2024 is presented below:

	June 30, 2025	December 31, 2024

Beginning balance	$6,194	$13,257
Proceeds	-	-
Payments	(285,721)	(6,210)
Set-offs	278,677	-
Foreign currency translation	850	(853)
Ending balance	$-	$6,194

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

Grigorios Siokas

From time to time, Grigorios Siokas loans the Company funds in the form of non-interest bearing, no-term loans. As of June 30, 2025 and December 31, 2024 the Company had an outstanding principal balance under these loans of $0 and $6,194, respectively.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the six months ended June 30, 2025, the Company recorded a loss of $850.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

NOTE 10 – LINES OF CREDIT

A summary of the Company’s lines of credit as of June 30, 2025 and December 31, 2024 is presented below:

	June 30, 2025	December 31, 2024
National	$4,385,626	$4,012,642
Alpha	991,364	960,867
Pancreta	1,423,967	1,583,291
Attica Bank	876,279	-
EFG	484,609	428,252
Ending balance	$8,161,845	$6,985,052

The Company has three lines of credit with the National Bank of Greece, which are renewed annually. The three lines have interest rates of 6.00% (the "National Bank LOC"), 3.6% (the "COSME 2 Facility"), and 3.6% plus the six-month Euribor rate and any contributions currently in force by law on certain lines of credit (the "COSME 1 Facility").

The maximum borrowing allowed for the 6% line of credit was $5,885,000 and $5,175,000 as of June 30, 2025 and December 31, 2024, respectively. The outstanding balance of the facility was $3,496,057 and $3,165,058, as of June 30, 2025 and December 31, 2024, respectively.

The cumulative maximum borrowing allowed for the COSME 1 Facility and COSME 2 Facility (collectively, the "Facilities") was $1,177,000 and $1,035,100 as of June 30, 2025 and December 31, 2024, respectively. The outstanding balance of the Facilities was $889,564 and $895,987 as of June 30, 2025 and December 31, 2024, respectively.

The Company maintains a line of credit with Alpha Bank of Greece ("Alpha LOC"), which is renewed annually and has a current interest rate of 6.00%. The maximum borrowing allowed was $1,079,600 and $1,177,000 as of June 30, 2025 and December 31, 2024, respectively. The outstanding balance of the Alpha LOC was $991,364 and $960,868, as of June 30, 2025 and December 31, 2024, respectively.

The Company holds a line of credit with Pancreta Bank ("Pancreta LOC"), which is renewed annually and has a current interest rate of 4.10%. The maximum borrowing allowed as of June 30, 2025 and December 31, 2024 was $1,765,500 and $1,552,650, respectively. The outstanding balance of the Pancreta LOC as of June 30, 2025 and December 31, 2024, was $1,423,967 and $1,583,291, respectively.

The Company maintains a line of credit with EGF ("EGF LOC"), which is renewed annually and has a current interest rate of 4.49% plus 3-month Euribor. The maximum borrowing allowed as of June 30, 2025 and December 31, 2024, was $470,800 and $414,040, respectively. The outstanding balance of the EGF LOC as of June 30, 2025 and December 31, 2024 was $484,608 and $428,251, respectively.

On January 27, 2025, the Company entered into a bond loan agreement with Attica Bank, providing for maximum borrowings of up to €2,200,000 ($2,357,120). Under the terms of the facility, the Company received initial proceeds of €700,000 ($749,600), which were classified as Notes Payable in the Company’s consolidated financial statements. The remaining borrowing capacity of €1,500,000 ($1,619,400) is available to the Company on a revolving basis, subject to the provision of qualifying checks receivable as collateral. These subsequent drawdowns are classified as Lines of Credit due to their secured and contingent nature. The facility bears interest at a floating rate of 2.95% plus the applicable 6-month Euribor, recalculated periodically in accordance with market conditions. The loan agreement includes standard covenants and collateral arrangements customary for this type of facility. The maximum borrowing allowed as of June 30, 2025 was $1,765,500 and the outstanding balance of the Attica Bank LOC as of June 30, 2025 was $876,279.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

Under the aforementioned line of credit agreements, the Company is required to maintain certain financial ratios and covenants. As of June 30, 2025, and December 31, 2024, the Company was in compliance with these ratios and covenants.

All lines of credit are guaranteed by customer receivable checks, which are a type of factoring in which postponed customer checks are assigned by the Company to the bank, in order to be financed at an agreed upon rate.

Interest expense on the Company’s outstanding lines of credit balances for the three and six months ended June 30, 2025 and 2024, was $150,336 and $185,378, and $231,301 and $229,946, respectively.

NOTE 11 – CONVERTIBLE DEBT

A summary of the Company’s convertible debt during the 6-month period ended June 30, 2025 and the year ended December 31, 2024 is presented below:

	June 30, 2025	December 31, 2024

Beginning balance convertible notes	$-	-
New notes	1,604,348	-
Payments	-	-
Conversion to common stock	-	-
Subtotal notes	1,604,348	-
Fair value adjustment	(17,856)	-
Convertible note payable, net of fair value adjustment	$1,586,492	-

As permitted under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments (“ASC 825”), the Company elects to account for its convertible promissory note, which meets the required criteria, at fair value at inception and at each subsequent reporting date. Subsequent changes in fair value are recorded as a component of non-operating loss in the consolidated statements of operations. This election is made on an instrument-by-instrument basis as permitted under ASC 825. The portion of total changes in fair value of the convertible promissory note attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of comprehensive income in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). As a result of electing the fair value option, direct costs and fees related to the convertible promissory note are expensed as incurred.

The Company estimates the fair value of the convertible promissory note using a Monte Carlo simulation model, which uses as inputs the fair value of our common stock and estimates for the equity volatility and volume volatility of our common stock, the time to expiration of the convertible promissory note, the risk-free interest rate for a period that approximates the time to expiration, and probability of default. Therefore, we estimate our expected future volatility based on the actual volatility of our common stock and historical volatility of our common stock utilizing a lookback period consistent with the time to expiration. The time to expiration is based on the contractual maturity date, giving consideration to the voluntary, mandatory and potential accelerated redemption scenarios. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of measurement for time periods approximately equal to the time to expiration. Probability of default is estimated using Bloomberg's Default Risk function which uses our financial information to calculate a default risk specific to the Company.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

May 2025 Convertible Promissory Note

On May 23, 2025 the Company issued two convertible promissory notes (the “May 2025 Notes”) to two separate investors. One of the May 2025 Notes had a principal amount of $235,000 and the other had a principal amount of $75,000. The May 2025 Notes accrue interest at 10%. Beginning on the 180th day after the issuance date, the investors shall have the right to convert the May 2025 Notes into common stock at a conversion price equal to 75% of the lowest trading price of the Company’s common stock during the ten trading day period ending on the latest trading day prior to the conversion date. The May 2025 Notes may be prepaid before maturity, however, they are subject to the following prepayment terms: 1) if the note is prepaid during the period beginning on the issuance date and ending on the 60th day following issuance, the outstanding principal and accrued interest must be repaid at 115% of the outstanding balance, 2) if the note is prepaid during the period beginning on 61st day following issuance and ending on the 120th day following issuance, the outstanding principal and accrued interest owed shall be repaid at 120% of the outstanding balance, and 3) if the note is repaid during the period beginning on the 121st day after issuance and ending on the 180th day after issuance, the outstanding principal and accrued interest owed shall be repaid at 125% of the outstanding balance.

Due to certain embedded features within the May 2025 Notes, the Company elected to account for the May 2025 Notes and all the embedded features at fair value at inception. Subsequent changes in fair value are recorded as a component of non-operating income (loss) in the consolidated statements of operations. As a result of electing the fair value option, $13,100 of direct costs and fees related to the issuance of the May 2025 Notes were expensed immediately.

The fair value of the May 2025 notes was estimated using a Monte Carlo simulation model. Key assumptions included a stock price of $0.42, expected annualized volatility of 89.0%, risk-free interest rate of 3.96%, dividend yield of 0%, and a discount rate of 22.0%. The model incorporated a one-year forecast horizon with 52 weekly steps and 50,000 simulation trials. Event assumptions included an 80% probability of prepayment (assumed August 18, 2025), 15% probability of payment at maturity (May 23, 2026), and 5% probability of default, with valuation as of June 30, 2025.

For the three and six months ended June 30, 2025 the Company recorded a loss of $8,728 and $8,728, respectively, related to the change in fair value of the May 2025 Notes which was recognized in other income (expense) in the unaudited condensed consolidated statements of operations and comprehensive loss.

Interest expense on the May 2025 Notes totaled $3,250 for the three and six months ended June 30, 2025.

June 2025 Convertible Promissory Note

On June 9, 2025 the Company issued a secured convertible promissory note (the “June 2025 Note”) to an investor. The June 2025 Note has a principal amount of $1,304,347.83 and was issued with an 8% original issue discount. As a result the Company received proceeds of $1,200,000 from the investor in exchange for the June 2025 Note. Interest accrues at a rate of 18% per annum on the June 2025 Note, however, the first six months of interest accrue on the June 2025 Note immediately. The June 2025 Note has a maturity date of June 9, 2026. The June 2025 Note is convertible into common stock at a conversion price of $0.40 per share.

Due to certain embedded features within the June 2025 Note, the Company elected to account for the June 2025 Note and all the embedded features at fair value at inception. Subsequent changes in fair value are recorded as a component of non-operating income (loss) in the consolidated statements of operations. As a result of electing the fair value option, $300,870 of direct costs and fees related to the issuance of the June 2025 Note were expensed immediately.

The fair value of the convertible notes was estimated using a Monte Carlo simulation model. Significant assumptions included a stock price of $0.42, expected annualized volatility of 89.0%, risk-free interest rate of 3.96%, dividend yield of 0%, and a discount rate of 22.0%. The simulation used a one-year forecast horizon with 52 weekly steps and 50,000 trials. Event assumptions included an 80% probability of prepayment (assumed August 18, 2025), 10% probability of a qualified financing event (assumed December 8, 2025), 5% probability of payment at maturity (June 29, 2026), and 5% probability of default (assumed June 9, 2026), with a valuation date of June 30, 2025.

For the three and six months ended June 30, 2025 the Company recorded a gain of $26,584 and $26,584, respectively, related to the change in fair value of the June 2025 Note which was recognized in other income (expense) in the consolidated statements of operations.

Interest expense on the June 2025 Note totaled $13,696 for the three and six months ended June 30, 2025.

The following table presents the change in the balances of the May 2025 Notes and the June 2025 Note for the periods identified:

Balance, January 1, 2025	$-
May 2025 Notes issued	300,000
June 2025 Note issued	1,304,348
Change in fair value of the May 2025 Notes	(26,584)
Change in fair value of the June 2025 Note	8,728
Balance, June 30, 2025	$1,586,492

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

NOTE 12 – NOTES PAYABLE

A summary of the Company’s third-party debt as of and for period ended June 30, 2025, and the year ended December 31, 2024 is presented below:

June 30, 2025	Trade Facility	Third Party	COVID Loans	Total
Beginning balance, December 31, 2024	$1,397,385	2,557,023	154,505	4,108,913
Proceeds	-	1,348,900	-	1,348,900
Payments	(235,400)	(551,218)	(5,517)	(792,135)
Recapitalization of debt	-	(18,419)	-	(18,419
Foreign currency translation	191,565	350,644	19,456	561,665
Ending balance, June 30, 2025	1,353,550	3,686,930	168,444	5,208,924
Notes payable - long-term	-	(1,922,344)	(131,513)	(2,053,857)
Notes payable - short-term	$1,353,550	1,764,586	36,931	3,155,067

December 31, 2024	Trade Facility	Third Party	COVID Loans	Total
Beginning balance, December 31, 2023	$1,908,195	2,511,148	186,884	4,606,227
Proceeds	-	828,080	-	828,080
Payments	(388,163)	(634,653)	(22,806)	(1,045,622)
Foreign currency translation	(122,647)	(147,552)	(9,573)	(279,772)
Ending balance, December 31, 2024	1,397,385	2,557,023	154,505	4,108,913
Notes payable – long-term	-	(1,437,798)	(122,635)	(1,560,433)
Notes payable - short-term	$1,397,385	1,119,225	31,870	2,548,480

Our outstanding debt as of June 30, 2025 is repayable as follows:

June 30, 2025
2026	$3,136,647
2027	856,768
2028	632,699
2029	352,732
2030 and thereafter	211,659
Total debt	5,190,505
Less: notes payable - current portion	(3,155,067)
Recapitalization of debt	18,419
Notes payable - long term portion	$2,053,857

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

Trade Facility Agreements

On May 12, 2017, SkyPharm entered into a Trade Finance Facility Agreement (the “TFF”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”) as amended on November 16, 2017, and May 16, 2018.

During the six-month period ended June 30, 2025, the Company made principal repayments totaling €200,000 (approximately $235,400). As of June 30, 2025, the Company had an outstanding principal balance of €1,150,000 ($1,353,550), which is fully classified as “Notes Payable” in the Company’s consolidated balance sheets.

June 23, 2020 Debt Agreement

On June 23, 2020, the Company’s subsidiary, Cosmofarm, entered into an agreement with the National Bank of Greece S.A. (the “Bank”) to borrow a maximum of €500,000 ($611,500). The outstanding balance was €29,412 ($34,618) and €88,235 ($91,232) as of June 30, 2025 and December 31, 2024, respectively, of which $34,618 and $91,232 was classified as “Notes payable”  respectively, on the accompanying consolidated balance sheets. During the six-month period ended June 30, 2025, the Company repaid €58,824 ($69,235) of the principal balance.

November 19, 2020 Debt Agreement

On November 19, 2020, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($611,500). During the six-month period ended June 30, 2025 the Company repaid €55,556 ($65,389) of the principal and as of June 30, 2025 the Company has accrued interest of €5,375($6,326) related to this note and a principal balance of €55,556 ($65,389), all of which is classified as “Notes payable” on the accompanying consolidated balance sheets.

July 30, 2021 Debt Agreement

On July 30, 2021, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($578,850). During the isx-month period ended June 30, 2025, the Company repaid €57,279 ($67,417) of the principal. As of June 30, 2025 the Company had accrued interest of €16,727 ($19,688), principal of €149,064 ($175,448), of which $37,786 is classified as “Notes payable – long term portion” on the accompanying consolidated balance sheets.

June 9, 2022 Debt Agreement

On June 9, 2022 the Company entered into an agreement with a third-party lender in the principal amount of €320,000 ($335,008), the “Note”. During the six-month period ended June 30, 2025 the Company repaid €40,000 ($47,080) of the principal. As of June 30, 2025 and December 31, 2024 the Company has accrued interest of €2,316 ($2,726) and €8,352 ($8,645), respectively, and an outstanding balance of €140,000 ($164,780) and €180,000 ($186,318), respectively, of which $68,061 and $103,510, are classified as “Notes payable – long term portion” on the accompanying consolidated balance sheets.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

July 14, 2023 Debt Agreement

On July 14, 2023, the Company entered into an agreement with a third-party lender in the principal amount of €1,000,000 ($1,123,700), the “Note”. During the six-month period ended June 30, 2025 the Company repaid €108,633 ($127,861) of the principal. As of June 30, 2025 and December 31, 2024 the Company has accrued interest of €6,083 ($7,160) and €16,735 ($17,322), respectively, and an outstanding balance of €706,117 ($831,099) and €814,750 ($843,348), of which $569,511 and $618,616, respectively, are classified as “Notes payable – long term portion” on the accompanying consolidated balance sheets.

Cloudscreen Promissory Note

On January 23, 2024, the Company completed the acquisition of Cloudscreen, a cutting-edge Artificial Intelligence (AI) powered platform. The total purchase price amounted to $637,080 and consisted of 280,000 shares of common stock with a fair value of $319,200 and an amount of $317,880 to be settled in cash during 2024 based on the Promissory Note signed on October 10, 2023. During the six-month period ended June 30, 2025 the Company repaid $22,421 of the principal. As of June 30, 2025, and December 31, 2024, the Company had an outstanding balance of $294,250 and $279,348 all of which is classified as “Notes payable” on the accompanying consolidated balance sheets.

July 29, 2024 Debt Agreement

On July 29, 2024 the Company entered into an agreement with a third-party lender in the principal amount of €400,000 ($432,760), the “Note”. During the six-month period ended June 30, 2025, the Company repaid principal of €22,222($26,156). As of June 30, 2025, and December 31, 2024 the Company had an outstanding balance of €377,778 ($444,644) and €400,000 ($414,040), of which $340,022 and $345,033 is classified as “Notes payable - long term portion” on the accompanying consolidated balance sheets.

December 20, 2024 Debt Agreement

On December 20, 2024 the Company entered into an agreement with a third-party lender in the principal amount of €400,000 ($414,040), the “Note”. During the six-month period ended June 30, 2025, the Company repaid principal of €66,667($78,467). As of June 30, 2025, and December 31, 2024 the Company has accrued interest of €1,641 ($1,932) and €794 ($821), respectively, and an outstanding balance of €333,333 ($392,333) and €400,000 ($414,040), of which $247,843 and $276,027 is classified as “Notes payable - long term portion” on the accompanying consolidated balance sheets.

January 27, 2025 Debt Agreement

On January 27, 2025, the Company entered into a bond loan agreement with Attica Bank, providing for maximum borrowings of up to €2,200,000 ($2,357,120). Under the terms of the facility, the Company received initial proceeds of €700,000 ($749,600), which were classified as Notes Payable in the Company’s consolidated financial statements. The remaining borrowing capacity of €1,500,000 ($1,619,400) is available to the Company on a revolving basis, subject to the provision of qualifying checks receivable as collateral. These subsequent drawdowns are classified as Lines of Credit due to their secured and contingent nature. The facility bears interest at a floating rate of 2.95% plus the applicable 6-month Euribor (2.331% as of June 30, 2025). The Note Payable portion of the facility is to be repaid in 10 equal semiannual installments of €70,000 commencing on July 27, 2026. During the 3-month period ended June 30, 2025, the Company repaid no principal. As of June 30, 2025, and December 31, 2024 the Company has accrued interest of €12,091($14,231) and €0 ($0), respectively, and an outstanding balance of €700,000 ($755,720) and €0 ($0), of which $659,120 and $0 is classified as “Notes payable - long term portion” on the accompanying consolidated balance sheets.

COVID-19 Loans

On May 12, 2020, the Company’s wholly owned subsidiary, SkyPharm SA, was granted a loan from the Greek government in the amount of €300,000 (approximately $366,900). During the six-month period ended June 30, 2025, an additional principal repayment of €4,688 (approximately $5,061) was made. As of June 30, 2025, and December 31, 2024 the Company has an outstanding balance of €98,438 ($115,861) and €103,125 ($106,745), of which $86,031 and $87,337 is classified as “Notes payable - long term portion” on the accompanying consolidated balance sheets.

On June 24, 2020, the Company’s subsidiary, Decahedron, received a loan £50,000 ($68,310) from the UK government. As of June 30, 2025, and December 31, 2024 the Company has an outstanding balance of £38,320 ($52,583) and £ 38,144 ($47,761), of which $34,329 and $43,239 is classified as “Notes payable - long term portion” on the accompanying consolidated balance sheets.

None of the above loans were made by any related parties.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

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

Operating Leases

The Company’s weighted-average remaining lease term relating to its operating leases is 3.51 years, with a weighted-average discount rate of 6.74%.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of June 30, 2025:

Maturity of Operating Lease Liability
2026	128,594
2027	240,152
2028	169,450
2029 and thereafter	214,054
Total undiscounted operating lease payments	$752,250
Less: Imputed interest	(83,142)
Present value of operating lease liabilities	$669,108

The Company incurred lease expense, due to amortization of operating lease right-of-use assets, of $69,554 and $82,263 and $130,222 and $159,430, which was included in “General and administrative expenses,” for the three and six months ended June 30, 2025 and 2024, respectively.

Finance Leases

The Company’s weighted-average remaining lease term relating to its finance leases is 0.85 years, with a weighted-average discount rate of 6.74%.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s finance leases as of June 30, 2025:

Maturity of Lease Liability
2026	8,869
Total undiscounted finance lease payments	$8,869
Less: Imputed interest	(248)
Present value of finance lease liabilities	$8,621

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

The Company had financing cash flows used in finances leases of $5,156 and $17,353 for the six months ended June 30, 2025 and 2024, respectively.

The Company incurred interest expense on its finance leases of $137 and $583 and interest expense of $332 and $1,308 which was included in “Interest expense”, for the three and six months ended June 30, 2025 and 2024, respectively. The Company incurred amortization expense on its finance leases of $0 and $7,429 and $4,110 and $14,918 which was included in “Depreciation and amortization expense,” for the three and six months ended June 30, 2025 and 2024, respectively.

NOTE 14 – OTHER LIABILITIES

As of June 30, 2025 the Company’s other liabilities primarily consist of obligations to local tax authorities, payroll taxes, fines, and other miscellaneous liabilities.

The significant components of other liabilities are as follows:

•

The Company’s Greek subsidiaries have $3,262,923 and $2,552,488 in settled tax liabilities as June 30, 2025 and December 31, 2024, respectively, which are payable in installments to the tax authorities.

•

Payroll and other tax-related current liabilities amount to $1,509,881 and $1,191,315 as of June 30, 2025 and December 31, 2024, respectively, and represent obligations due to tax authorities within the next 12 months.

•

A provision of $680,937 has been recorded for potential tax liabilities related to the unaudited tax years of SkyPharm S.A., in accordance with ASC 450-20, as the Company has assessed that a loss is probable and reasonably estimable.

•	A provision of $434,821 has been recognized for staff leaving compensation, based on actuarial valuations performed in accordance with ASC 715-30 (Defined Benefit Plans – Pension).

•

Customer prepayments totaling $183,784 and $363,708 as of June 30, 2025 and December 31, 2024, respectively, are included in “Other Current Liabilities”, in accordance with ASC 606-10-45-2 (Revenue Recognition – Contract Liabilities).

Liabilities that are due within 12 months from the balance sheet date are classified under “Other Current Liabilities. “Obligations that extend beyond 12 months are classified as “Other Non-Current Liabilities.”

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of June 30, 2025, the following litigations were pending. None is expected to have a material financial or operational impact.

Tax Audit-Related Fine – Cosmofarm

A payment request was issued by the Greek court in relation to a fine arising from a tax audit of Cosmofarm for the financial year 2014. The fine was imposed under Law No. 483/16.12.2020. Cosmofarm appealed the decision under Law No. 11541/09.03.2021; however, the appeal was dismissed 120 days after its submission. The Company settled additional taxes and fines related to this matter in the amount of €91,652 ($99,644) but has filed a claim to recover the amount through appeal. As of June 30, 2025, the trial remains pending.

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

June 30, 2025

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

Both claims have been classified under “Other assets” within non-current assets in the Company’s consolidated balance sheets as of June 30, 2025.

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

On April 28, 2025, the Company entered into a settlement agreement with a former employee, acknowledging its obligation to pay €62,500 ($83,719) gross (€62,250 net after applicable severance tax) as termination compensation in nine scheduled installments from April to December 2025, with any additional tax, social security, or other charges to be borne solely by the Company; upon timely and full payment of all installments, the former employee agreed to accept the settlement and confirm the lawfulness and validity of the February 23, 2018 termination.

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

On June 3, 2025, the Company entered into a consulting agreement with a third-party consultant, under which the consultant will provide non-exclusive business advisory services, growth strategy guidance, and networking support through October 30, 2025. As consideration, the Company issued 150,000 shares of common stock, fully earned on the effective date. If the closing price of the common stock six months after the effective date is lower than the closing price on the effective date (subject to adjustment for corporate actions), the Company will issue additional shares such that the total value of shares issued equals $70,000 based on the six-month market price. The stock-based consideration was valued at a total of $68,550 based on the fair value of the Company’s common stock as of the agreements’ date.

The corresponding stock-based compensation expense is accrued evenly over the term of the agreements. For the three-month periods ended June 30, 2025 and 2024 the Company has recorded $288,110 and $231,750, respectively, as stock-based compensation for the above agreements, classified as “General and administrative expenses” in the Company’s condensed consolidated statements of operations and comprehensive Income (loss). For the six months ended June 30, 2025 and 2024 the equivalent stock-based compensation was $533,420 and $463,500, respectively.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

Research and Development Agreements

The Company entered into a Research & Development agreement with Doc Pharma S.A. on May 17, 2021. Under this agreement, Doc Pharma is responsible for the research, development, design, registration, copy rights and licenses of 250 nutritional supplements for the final products called Sky Premium Life®. More specifically, Doc Pharma is responsible for the product development and the Company has added 165 of such products codes in its portfolio as of June 30, 2025. The licenses purchased by Doc Pharma SA are capitalized and included in “Goodwill and intangible assets, net” of the Company’s Unaudited Condensed Consolidated Balance Sheets as of June 30, 2025. Thus, no relevant R&D expense had been charged to the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive income (Loss), concerning this agreement.

On June 25, 2022, the Company signed a research and development (“R&D”) agreement with a third party (CloudPharm PC), through which the Company assigned to the third party the development of new products and services in the field of health, focusing on the human intestinal microbiome. The project includes two phases. Phase 1 has a 20-month duration and its cost amounts to EUR 758,000 ($838,450) and phase 2, has a 22-month duration and a cost of EUR 820,000 ($907,084). The amount will be due and payable upon completion of the corresponding phases. The Company records the corresponding R&D expense based on the project’s progress, which is invoiced by the third party in the relevant period. For the 6-month periods ended June 30, 2025 and 2024, the Company incurred $22,966 in costs relating to this agreement.

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

On December 3, 2024, the Company and the National Hellenic Research Foundation (NHRF) (Contractor) signed a Research Study Agreement. NHRF will conduct an in vitro study to support modifications to an invention, pursuant to the prior agreement involving CloudPharm PC (signed on June 15, 2022). NHRF ensures scientific rigor, provides updates, and maintains confidentiality. Cosmos Health provides necessary support and documentation. Rights to the research protocol belong to CloudPharm PC, NHRF, and Cosmos Health, while NHRF retains control over its methodologies. NHRF cannot publish findings without Cosmos Health’s approval and cannot use the study for other purposes. The total fee to by paid by the Company amounts to €60,000 plus VAT, payable in three installments. For the six-month period ended June 30, 2025, the Company incurred EUR 40,000 ($50,052) concerning this agreement, which were included in “Research and Development costs” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

On December 6, 2024, the Company signed an Independent Contractor Agreement with a third-party contractor (the “Contractor”). The Contractor will provide oncology research and development services exclusively to the Company. The contract lasts three years (December 5, 2024 – December 5, 2027) and may be extended by mutual agreement. The Company may terminate the contract immediately for specific causes, including felony conviction, fraud, or loss of medical license. Either party may terminate the contract with 30 days' written notice. Certain compensation obligations will remain even after termination. The monthly consideration to be paid to the Contractor is based on the commencement of the Clinical Trials and New Drugs Applications and additional cash and stock consideration is payable based on certain milestones. None of the milestones were met as of June 30, 2025, and thus the Company has incurred no expenses as of the end of the period.

On December 31, 2024, the Company signed an agreement with a related party, DocPharma SA (the “Licensor”), through which the Company obtained a royalty-bearing, exclusive worldwide license to actively commercialize the patents owned by the Licensor, through research and preclinical and clinical trials for the useful life of the patents, or for 20 years, whichever is longer. The patents, filed in 2016 and 2017 respectively, cover innovative treatments for cancer. The terms of the agreement include an initial payment of EUR 500,000 due by the end of 2024, followed by fixed annual payments of EUR 350,000 during the five-year Start-Up Term from 2025 to 2030. After the Start-Up Term, the Company will pay a 1.5% royalty on annual net sales of licensed products covered by an issued patent. Moreover, the Company retains an optional buy-out right for a total amount of EUR 7,500,000, which can be exercised with 60 days' notice and a 60-day close period. The Company also has the right to sublicense the patents For the six-month period ended June 30, 2025, the Company did not incur any royalties under this agreement; however, it incurred $17,218 in patent-related expenses, including renewal fees, agency payments, and similar costs.

NOTE 16 – STOCK OPTIONS AND WARRANTS

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

On April 3, 2023, the Company approved incentive stock awards for the CFO, certain officers and directors and other employees of the Company. The awards are in the form of restricted stock and will vest in two parts: 50% on October 2, 2023 and 50% on October 2, 2024. For the three and six-month periods ended June 30, 2025 and 2024, the Company recorded share-based compensation expense of $0 and $108,297 and $0 and $216,889, respectively, in connection with the “2022 Plan.”

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

On August 21, 2023, the Board adopted, subject to stockholder approval, the Cosmos Health Inc. 2023 Omnibus Equity Incentive Plan (the “2023 Plan”). The 2023 Plan is designed to enable the flexibility to grant equity awards to our officers, employees, non-employee directors and consultants and to ensure that we can continue to grant equity awards to eligible recipients at levels determined to be appropriate by the Board and/or the Compensation Committee. Subject to certain adjustments (as provided in Section 4.2 of the 2023 Plan) and exception (as provided in Section 5.6(b) of the 2023 Plan), the maximum number of shares reserved for issuance under the Plan (including incentive share options) is 2,500,000 shares. The 2023 Plan was approved by the Company’s stockholders at the Annual Meeting of Stockholders held on September 18, 2023. As of June 30, 2025, no shares remained reserved and available for future issuance under the Company's 2023 Plan.

On September 16, 2024, the Company’s Board of Directors approved incentive stock awards for the CEO, the CFO, certain officers and directors and other key employees of the Company pursuant to the 2023 Plan. The awards are in the form of restricted stock and will vest in two parts: 50% on September 16, 2025 and 50% on September 16, 2026. A total of 2,500,000 shares were awarded during the three and six month periods ended June 30, 2025, the Company recorded share-based compensation expense of $314,760 and $626,062, respectively, in connection with the “2023 Plan”. The expense was recorded in accordance with ASC 718 (Compensation—Stock Compensation) and is included in the Company’s Consolidated Statement of Operations.

Warrant Anti-Dilution Adjustment and Deemed Dividend

As of June 30, 2025, there were 12,926,506 warrants outstanding and 12,913,172 warrants exercisable with 12,913,172 warrants having expiration dates from May 2026 through October 2029 and 13,334 warrants with no expiration date.

A summary of the Company’s warrant activity for the nine months ended June 30, 2025 and the year ending December 31, 2024 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, January 1, 2024	8,561,476	$3.91	4.64	$18,801
Granted	9,748,252	0.95
Forfeited	-	-	-	-
Exercised	(4,874,126)	-	-	-
Expired	(509,096)	-	-	-
Balance Outstanding, December 31, 2024	12,926,506	$2.63	3.24	$8,920
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, June 30, 2025	12,926,506	2.63	2.75	5,600

Exercisable, June 30, 2025	12,913,172	2.63	2.75	-

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

The Company disaggregates revenue by country to depict the nature and economic characteristics affecting revenue.

The following table presents our revenue disaggregated by country for the three months ended:

Country	June 30, 2025	June 30, 2024
Albania	$19,771	-
Bulgaria	12,134	13,690
Croatia	13,771	(80)
Cyprus	35,031	50,208
Greece	14,243,627	12,912,561
SKOPJE North Macedonia	16,217	-
UAE	130,791	-
UK	274,360	230,338
Total	$14,745,702	$13,206,717

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

The following table presents our revenue disaggregated by country for the six months ended:

Country	June 30, 2025	June 30, 2024
Albania	$56,102	-
Bulgaria	24,317	18,342
Croatia	16,864	19,263
Cyprus	87,593	72,545
Greece	27,564,022	27,138,133
SKOPJE North Macedonia	16,217	-
UAE	130,779	-
UK	562,336	542,907
Total	$28,458,230	$27,791,190

NOTE 18 – SEGMENT REPORTING

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

B. Information about reportable segments

The table below presents information about the Company's reportable segments for the three-month period ended June 30, 2025. The accounting policies followed in the preparation of the reportable segments are the same with those followed in the preparation of the Company's condensed consolidated financial statements.

Six-month period ended June 30, 2025

	Wholesale	Pharma manufacturing	Nutraceuticals & Pharmaceuticals	Other	Total
Revenues	26,033,751	800,958	1,623,520	-	28,458,230
Cost of Sales	(24,386,605)	(138,384)	(719,627)	-	(25,244,617)
Gross Profit	1,647,146	662,574	903,893	-	3,213,613
General and Administrative expenses	(322,885)	(305,947)	(541,941)	(638,782	(1,809,555)
Salaries	(863,913	(725,844)	(665,518)	(653,187)	(2,908,462)
Sales and Marketing expenses	(855)	(731)	(48,275)	-	(49,861)
Research and Development costs	-	-	0	(90,266)	(90,266)
Net finance costs	(421,748)	-	120,692	(240,855)	(541,911)
Segment profit / (loss)	37,745	(369,948)	(231,149)	(1,623,090)	(2,186,442)
Reconciling items:
Depreciation and amortization	(71,720)	(103,556)	(207,428)	(291,597)	(674,301)
Stock based compensation	-	-	0	(1,159,632)	(1,159,632)
Foreign currency adjustments	168,432	-	278,855	171,061	618,348
Other income and expenses	17,279	(95,802)	(1,023)	(164,592)	(244,138)
Net profit/(loss) before Income Taxes	151,736	(569,306)	(160,745)	(3,067,850)	(3,646,165)

The following summary describes the operations of each reportable segment:

Reportable segments	Operations
Wholesale	Distribution and export of pharmaceutical products
Pharma manufacturing	Production of pharmaceutical products
Nutraceutical and pharmaceuticals	Trade of owned nutraceutical & pharmaceutical products

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

NOTE 19 – SUBSEQUENT EVENTS

On July 1, 2025, the Company entered into a 12-month consulting agreement with a third party, for advisory, investor relations, corporate communications, and marketing services. As compensation, the Company agreed to issue 240,000 restricted shares of common stock, vesting at 20,000 shares per month, subject to clawback for unvested months if the agreement is terminated early.

On July 9, 2025, the Company issued two convertible promissory notes (the “July 2025 Notes”) to two separate investors. One of the July 2025 Notes had a principal amount of $150,000 and the other had a principal amount of $75,000. The July 2025 Notes accrue interest at 10%. Beginning on the 180th day after the issuance date, the investors shall have the right to convert the July 2025 Notes into common stock at a conversion price equal to 75% of the lowest trading price of the Company’s common stock during the ten trading day period ending on the latest trading day prior to the conversion date.

On July 24, 2025, the Company entered into a six-month agreement with a third party, to provide marketing and distribution services aimed at increasing company awareness and investor engagement through social media, online communities, and influencer content. As consideration, the Company agreed to issue $100,000 worth of common stock on the effective date.

On August 5, 2025, the Company entered into a Securities Purchase Agreement with an institutional investor to issue up to $300 million of 9% original issue discount senior secured convertible promissory notes. The initial note of $8 million closed on August 6, 2025, with further issuances of up to $292 million available in multiple closings subject to specified conditions. The proceeds are primarily intended to acquire digital assets as treasury holdings and to support working capital and general corporate purposes. The notes are secured by the digital assets purchased and other collateral, rank senior to all other Company indebtedness (other than permitted indebtedness), and are convertible into common stock under defined terms.

Pursuant to its August 5, 2025 financing facility of up to $300 million with a U.S.-based institutional investor, the Company completed its initial $1 million purchase of Ethereum (“ETH”). More specifically, on August 8, 2025, the Company purchased 123.6 units of ETH at a price of $4,045 per unit, for an aggregate notional amount of $500,000 and on August 11, 2025 purchased 117.7 units of ETH at a price of $4,248 per unit, for an additional aggregate notional amount of $500,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Available Information

The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2024 (“Form 10-K”) and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

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

On June 27, 2024, the Company signed an exclusive distribution agreement (the “Agreement”) with Pharmalink for its Sky Premium Life products in the UAE. As part of the Agreement, Pharmalink will be responsible for all key functions, including sales and marketing, regulatory affairs, logistics, supply, and distribution of Sky Premium Life® products in the UAE. Cosmos Health has secured its first purchase order from Pharmalink for 130,000 units and anticipates receiving orders of more than 500,000 units in the first two years and in excess of 3,000,000 units over the next five years. Up to August 14, 2025 we have received orders for approximately 170,000 units.

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

On March 17, 2023, the Company entered into a definitive agreement to acquire ZipDoctor Inc. for a total sum of $150,000. The transaction closed on April 3, 2023.

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

Results of Operations

Three and Six Months Ended June 30, 2025 and 2024

Revenue and net loss

For the three months ended June 30, 2025, the Company reported revenue of $14,745,702 and a net loss of $2,828,068, compared to revenue of $13,206,717 and a net loss of $2,590,711 for the corresponding period in 2024.

For the six months ended June 30, 2025, the Company reported revenue of $28,458,230 and a net loss of $3,646,165, compared to revenue of $27,191,190 and a net loss of $4,457,401 for the corresponding period in 2024.

Revenue for the three months ended June 30, 2025, increased by approximately 11.7% compared to the same period in 2024, primarily due to higher revenue from SkyPharm S.A. (“SkyPharm”) and Cana S.A. (“Cana”), our wholly owned subsidiaries. SkyPharm, which markets our proprietary nutraceutical line under the Sky Premium Life (“SPL”) brand, achieved higher sales in the United Arab Emirates, Cyprus, and Greece. Cana, our manufacturing subsidiary acquired on June 30, 2023, entered into new contract manufacturing agreements and expanded existing agreements, resulting in a significant increase in revenue for the period. For the six months ended June 30, 2025, revenue increased by approximately 2.4% compared to the same period in 2024. This increase was primarily attributable to the same factors that contributed to the revenue growth for the three‑month period.

Net loss for the three months ended June 30, 2025, increased by 9.2% (or $237,357) compared to the same period in 2024. The increase was primarily driven by non‑cash interest expense and the change in fair value of convertible notes related to the new convertible notes issued during the second quarter of 2025 (see Note 11 to the unaudited condensed consolidated financial statements included in this Form 10‑Q). For the six months ended June 30, 2025, net loss decreased by 18.2% compared to the same period in 2024, primarily as a result of a significantly higher gross profit of 51.7% for the period.

Cost of Goods Sold

For the three months ended June 30, 2025, and 2024, the Company reported cost of goods sold (“COGS”) of $13,581,888 and $12,439,469, respectively, representing an increase of $1,142,419, or approximately 9.2%. For the six months ended June 30, 2025, and 2024, COGS was $25,244,617 and $25,690,316, respectively, representing a decrease of $445,699, or approximately 1.7%.

The increase in COGS for the three‑month period was consistent with the revenue increase of 11.7%. However, due to a shift in the Company’s revenue mix toward higher‑margin product lines, particularly nutraceuticals and contract manufacturing, which generally carry lower direct costs relative to the wholesale revenue stream, the increase in COGS was proportionally lower than the increase in revenue. For the six‑month period, COGS decreased despite the slight increase in revenue, further supporting the trend of a shift toward higher‑margin revenue streams.

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

Gross Profit

For the three months ended June 30, 2025, the Company reported gross profit of $1,163,814, an increase of 51.7% compared to the same period in 2024. For the six months ended June 30, 2025, gross profit was $3,213,613, an increase of 52.7% compared to the corresponding period in 2024.

The significant improvement in gross profit for both periods was primarily attributable to a favourable shift in the Company’s revenue mix, with a greater proportion of sales derived from higher‑margin product lines, particularly within the nutraceuticals segment and from contract manufacturing revenue generated by the Company’s subsidiary, Cana.

Operating Expenses

For the three‑month period ended June 30, 2025, total operating expenses were $3,809,133 compared to $3,269,274 for the corresponding period in 2024, an increase of $539,859, or approximately 16.5%. For the six‑month period ended June 30, 2025, total operating expenses were $6,692,077 compared to $6,439,008 for the same period in 2024, an increase of $253,069, or approximately 3.9%. The increase in operating expenses for both periods was primarily driven by higher salaries and wages, largely attributable to the addition of management and scientific personnel at our subsidiary, Cana.

•	Salaries and Wages: Personnel expenses increased by 28.4% ($413,581) for the three‑month period ended June 30, 2025, and by 7.2% ($195,421) for the six‑month period ended June 30, 2025, compared to the same periods in 2024. These increases were primarily driven by the addition of management and scientific personnel at our subsidiary, Cana, as discussed above.
•	Sales and Marketing Expenses: Sales and marketing expenses declined significantly, particularly those associated with the Company’s branded nutraceutical portfolio. These expenses decreased by 80.4% for the three‑month periods ended June 30, 2025 and 2024, and by 82.5% for the equivalent six‑month periods. The reduction was consistent with management’s strategic decision to temporarily scale back investment in brand promotion and advertising during the periods under review.
•	Depreciation and Amortization: Depreciation and amortization expenses remained relatively stable, with increases of $40,788 for the three‑month period and $41,440 for the six‑month period, compared to the respective periods in 2024.
•	General and Administrative Expenses: General and administrative expenses for the three‑month period ended June 30, 2025, increased modestly to $1,490,485, up $99,960, or 7.2%, from $1,390,525 in the prior‑year quarter. For the six‑month period, these expenses increased by $160,524, or 5.7%. The increase was primarily attributable to higher professional service fees.
•	Research and Development Costs: The Company incurred research and development costs of $74,637 for the three‑month period ended June 30, 2025, and $90,266 for the six‑month period. No such costs were incurred during the corresponding periods in 2024, as the related agreements were either not in place or at an early stage that did not generate expenses.

Other Income (Expense)

For the three‑month period ended June 30, 2025, other income (expense), net was an expense of $42,190, representing an increase of $12,885 compared to an expense of $29,305 in the corresponding period of 2024. For the six‑month period ended June 30, 2025, other income (expense), net was an expense of $110,327, compared to income of $162,519 in the corresponding six‑month period of 2024, reflecting a decrease of $272,846. The variance in the six-month period is primarily attributable to the recognition of non-recurring charges and prior-period adjustments during the current period, which were not present in the comparative quarter. These one-off items had a material impact on the classification of other income and expense, thereby reversing the net favorable position recorded in the prior year.

Interest Income & Expenses

Interest expense for the three months ended June 30, 2025 increased by $46,368 or 13.6%, to $388,814 compared to $342,446 in the prior‑year quarter. For the six‑month period ended June 30, 2025, interest expense increased by $64,803 or 12.7%, to $575,921 from $511,118 in 2024. The increase is primarily attributable to the financing arrangement entered into by our subsidiary, Cosmofarm, with Attica Bank, as well as the issuance of new convertible notes by the Parent company during the second quarter of 2025.

Interest income for the three‑month period showed a slight increase of $3,757 or 3.7%, from $102,030 in 2024 to $105,787 in 2025, whereas for the six‑month period it decreased by $10,682 or 5.1%, from $207,795 in 2024 to $197,113 in 2025. Interest income remained relatively consistent, as the Company did not enter into any new loan receivable agreements, and the repayments made during the period were not significant enough to materially impact the amount of interest income recognized.

Foreign currency translation adjustment, net

For the three-month period ended June 30, 2025, the Company recognized foreign currency translation adjustment net income of $1,562,470, compared to a translation loss of $176,591 in the same period of 2024, representing a favourable variance of approximately $1,739,061. For the six-month period, translation adjustment net income rose to $2,593,738, versus a loss of $775,867 in the prior-year period, a favourable swing of approximately $3,369,605.

This improvement primarily reflects pronounced appreciation of both the euro and the British pound against the U.S. dollar during the reporting periods, which positively impacted the translation of our euro‑denominated and GBP‑denominated subsidiaries when consolidated into USD.

In particular, the average EUR/USD exchange rate strengthened to approximately 1.18 USD per EUR by June 30, 2025 from roughly 1.13 USD per EUR one year earlier, which enhanced the U.S. dollar value of results reported by our euro‑area operations. Similarly, the GBP/USD rate averaged around 1.3722 USD per GBP as of June 2025, up from approximately 1.27 USD per GBP in mid‑2024, resulting in a significant favourable translation impact for our GBP‑denominated subsidiary (Decahedron Ltd).

Liquidity and Capital Resources

As of June 30, 2025 compared with December 31, 2024

As of June 30, 2025, the Company had negative working capital of $604,249, compared to negative working capital of $296,193 as of December 31, 2024. Although the Company’s current assets increased by approximately $5.1 million, this increase was largely offset by a significant rise in current liabilities. The increase in current liabilities was primarily driven by the issuance of new convertible notes by the parent entity during the second quarter of 2025 (approximately $1.6 million), an increase in lines of credit and notes payable totaling $1.8 million, and an increase in third‑party and related‑party accounts payable of approximately $1 million.

Cash Flow from Operating Activities

As of June 30, 2025, the Company reported net cash of $655,503, compared to $315,105 as of December 31, 2024, reflecting an increase of $340,398. For the six‑month period ended June 30, 2025, the Company used net cash of $1,396,236 in operating activities, compared to $4,622,989 used in the same period of the prior year.

The negative operating cash flow for the current period was primarily attributable to consolidated operating losses, mainly incurred at the Parent Company level, partially offset by non‑cash items such as stock‑based compensation expense of approximately $1.2 million and depreciation and amortization of approximately $0.7 million. Changes in working capital during the period had a mixed impact, with increases in accounts payable and accrued expenses (both third‑party and related‑party) contributing positively but offset by higher prepaid expenses and related‑party assets as well as increases in inventory.

The significant reduction in operating cash outflows compared to the prior period was mainly due to the lower net loss recognized in 2025 and the absence of substantial operating investments that occurred during the first half of 2024, particularly related‑party prepayments for inventory and product purchases.

Cash Flow from Investing Activities

For the six‑month period ended June 30, 2025, the Company generated net cash of $64,751 from investing activities, compared to $242,404 in the same period of the prior year. The investing cash inflows in the current period were primarily driven by proceeds from loan receivables of approximately $0.2 million, partially offset by capital expenditures and limited spending on intangible assets totalling approximately $0.1 million.

The decrease in net cash provided by investing activities compared to the prior period is mainly attributable to lower loan repayments received during 2025, as well as the absence of proceeds from sales of intangible assets that occurred in the comparative period. The Company’s investing cash flows during the current period were minimal and primarily related to routine asset purchases and scheduled loan collections.

Cash Flow from Financing Activities

For the six‑month period ended June 30, 2025, the Company generated $2,165,227 in net cash from financing activities, compared to $746,610 during the same period in 2024. The increase was primarily driven by proceeds from convertible notes issued by the Parent Company during the current period, which represented the most significant source of financing inflows. Additionally, both the Parent Company and its wholly owned subsidiary, Cosmofarm SA, entered into new debt facilities, collectively providing substantial proceeds that contributed to strengthening liquidity.

The Company also utilized its lines of credit, generating approximately $14.1 million in proceeds, which were offset by repayments of $13.8 million during the period. Debt repayments on notes payable and related party obligations totaled $746,679 for the six‑month period ended June 30, 2025, consistent with prior‑year levels. No equity financing transactions occurred in the current period, compared to gross proceeds of approximately $0.6 million from equity raises completed in early 2024. Overall, financing inflows during the first half of 2025 provided the primary source of liquidity to offset operating cash outflows and support the Company’s ongoing working capital needs.

We anticipate using cash in our bank account as of June 30, 2025, cash generated from debt or equity financing, from investing activities or from management loans to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obliged to provide these or any other funds. If we fail to meet these requirements, we may lose the qualification for quotation and our securities would no longer trade on Nasdaq Capital Market. Further, as a consequence we would fail to satisfy our reporting obligations with the Securities and Exchange Commission (“SEC”), and investors would then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

Going Concern

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the continuation of the Company as a going concern. For the six‑month period ended June 30, 2025, the Company generated revenue of $28,458,320, incurred a net loss of $3,646,165, and used $1,396,236 of net cash in operating activities. As of June 30, 2025, the Company had cash and cash equivalents of $655,503, compared to $315,105 as of December 31, 2024, reflecting an increase of $340,398. The Company also had negative working capital of $604,249, an accumulated deficit of $117,668,440, and stockholders’ equity of $26,231,633.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date of this filing. While the Company’s revenues have grown, they remain insufficient to fund operating expenses and meet debt obligations as they become due. Furthermore, the Company remains dependent on external financing sources to sustain operations and fund growth initiatives.

Management has evaluated these factors and its ability to meet obligations due within the next 12 months. Its plans include expanding the portfolio of brand‑name and private‑label products, launching new distribution channels, and increasing sales from recently secured agreements, such as the exclusive distribution of Sky Premium Life products in the United Arab Emirates (“UAE”). Significant purchase orders have already been received under this agreement and are expected to contribute to operating cash inflows in the near term. Moreover, the Company is planning to expand the customer base of its subsidiary, Cosmofarm S.A., which is expected to substantially increase its wholesale revenue stream. In addition, the Company’s manufacturing subsidiary, CANA S.A., which is already demonstrating improved revenue and gross profit, is planning to strengthen its existing contract manufacturing agreements and secure new ones.

From a financing perspective, during the six‑month period ended June 30, 2025, the Company raised capital through the issuance of convertible notes by the Parent Company and by entering into new debt facilities at both the Parent Company and subsidiaries level. Management intends to continue accessing capital markets to raise additional funds through equity offerings. Beginning in August 2025, the Company expects to become eligible to utilize an S‑3 registration statement (12 months after regaining compliance with Nasdaq Listing Rule 5250(c)(1)) to access equity capital more efficiently. In addition, the Company is pursuing amendments to certain debt facilities to defer principal repayments and exploring additional debt financing opportunities to enhance liquidity. Finally, on August 5, 2025, the Company entered into a Securities Purchase Agreement for the issuance of up to $300 million of senior secured convertible promissory notes, with an initial $8 million closing completed on August 6, 2025. The availability of these proceeds, primarily intended for digital asset acquisition and working capital, significantly improves the Company’s liquidity and alleviates substantial doubt regarding our ability to continue as a going concern for at least the next 12 months.

Management is also considering postponing certain payments to suppliers and other creditors if required. Although these actions are intended to address the going concern uncertainty, there can be no assurance that the Company will be successful in executing its plans or obtaining the necessary funding.

As a result, substantial doubt remains regarding the Company’s ability to continue as a going concern for a period of 12 months from the date of this filing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, including potential effects on the recoverability or classification of assets or the amounts and classification of liabilities.

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

In 2024 and during the six-month period ended June 30, 2025, we continued to execute on the core elements of our “Growth Strategy”, which remains as follows:

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

Off Balance Sheet Arrangements

As of June 30, 2025, there were no off-balance sheet arrangements.

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

Convertible Promissory Note

As permitted under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments (“ASC 825”), the Company elects to account for its convertible promissory note, which meets the required criteria, at fair value at inception and at each subsequent reporting date. Subsequent changes in fair value are recorded as a component of non-operating loss in the consolidated statements of operations. This election is made on an instrument-by-instrument basis as permitted under ASC 825. The portion of total changes in fair value of the convertible promissory note attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of comprehensive income in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). As a result of electing the fair value option, direct costs and fees related to the convertible promissory note are expensed as incurred.

The Company estimates the fair value of the convertible promissory note using a Monte Carlo simulation model, which uses as inputs the fair value of our common stock and estimates for the equity volatility and volume volatility of our common stock, the time to expiration of the convertible promissory note, the risk-free interest rate for a period that approximates the time to expiration, and probability of default. Therefore, we estimate our expected future volatility based on the actual volatility of our common stock and historical volatility of our common stock utilizing a lookback period consistent with the time to expiration. The time to expiration is based on the contractual maturity date, giving consideration to the voluntary, mandatory and potential accelerated redemption scenarios. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of measurement for time periods approximately equal to the time to expiration. Probability of default is estimated using Bloomberg's Default Risk function which uses our financial information to calculate a default risk specific to the Company

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. Previously reported on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the six months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Cosmos Health Inc.

Date: August 15, 2025	By:	/s/ Grigorios Siokas
Grigorios Siokas
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2025	By:	/s/ Georgios Terzis
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

