Form 10-Q
period 2025-09-30
Cosmos Health Inc.
filed 2025-11-14
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Applicable only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,919,920 as of November 14, 2025.

COSMOS HEALTH INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$889,441	$315,105
Restricted cash	3,744,219	-
Accounts receivable, net	18,029,485	13,478,263
Accounts receivable - related party	1,607,984	1,230,308
Marketable securities	33,178	21,148
Inventory	5,683,662	4,355,365
Loans receivable	714,935	614,473
Loans receivable - related party	1,119,842	557,473
Prepaid expenses and other current assets	1,657,936	1,310,388
Prepaid expenses and other current assets - related party	4,623,607	3,578,825

TOTAL CURRENT ASSETS	38,104,289	25,461,348

Property and equipment, net	10,664,820	9,689,505
Goodwill and intangible assets, net	7,960,633	7,756,534
Digital assets	1,000,057	-
Loans receivable - long term portion	2,897,956	2,876,523
Loans receivable - related party - long term	2,933,750	2,898,280
Operating lease right-of-use asset	653,824	696,166
Financing lease right-of-use asset	5,843	13,607
Advances for building's acquisition	2,000,020	2,000,020
Other assets	1,217,941	1,108,484
Other assets - related party	2,053,625	1,811,425

TOTAL ASSETS	$69,492,758	$54,311,892

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$14,254,851	$11,157,658
Accounts payable and accrued expenses - related party	422,083	1,269,403
Accrued interest	521,843	221,820
Lines of credit	7,584,786	6,985,052
Notes payable	3,572,958	2,548,480
Notes payable - related party	11,970	10,558
Loans payable - related party	-	6,194
Convertible notes payable	3,531,281	-
Derivative liability - convertible note	3,128,996	-
Operating lease liability, current portion	224,821	196,718
Financing lease liability, current portion	6,135	11,484
Other current liabilities	5,274,593	3,350,173

TOTAL CURRENT LIABILITIES	38,534,317	25,757,540

Notes payable - long term portion	1,797,411	1,560,433
Convertible notes payable - long term portion	3,914,051	-
Operating lease liability, net of current portion	427,813	498,398
Financing lease liability, net of current portion	-	3,399
Other liabilities	1,684,282	1,959,193
TOTAL LIABILITIES	46,357,874	29,778,963

Commitments and Contingencies (see Note 15)	-	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value;1,500,000,000 shares authorized; 31,955,538 and 23,689,135 shares issued and 31,869,041 and 23,602,638 outstanding as of September 30, 2025 and December 31, 2024, respectively	31,956	23,689
Additional paid-in capital	146,327,367	141,583,625
Subscription receivable	(20)	(20)
Treasury stock, at cost, 86,497 shares as of September 30, 2025 and December 31, 2024	(917,159)	(917,159)
Accumulated deficit	(123,021,330)	(114,022,275)
Accumulated other comprehensive income/(loss)	714,070	(2,134,931)

TOTAL STOCKHOLDERS' EQUITY	23,134,884	24,532,929

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$69,492,758	$54,311,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

REVENUE	$17,110,425	$12,411,048	$45,568,655	$40,202,238

COST OF GOODS SOLD	14,507,807	11,204,186	39,752,424	36,894,502

GROSS PROFIT	2,602,618	1,206,862	5,816,231	3,307,736

OPERATING EXPENSES
General and administrative expenses	2,040,341	1,782,957	5,009,528	4,591,620
Salaries and wages	1,919,950	1,317,782	4,828,412	4,030,823
Sales and marketing expenses	64,794	41,848	114,655	326,291
Research and development costs	18,337	-	108,603	-
Depreciation and amortization expense	377,911	304,139	1,052,212	937,000
TOTAL OPERATING EXPENSES	4,421,333	3,446,726	11,113,410	9,885,734

LOSS FROM OPERATIONS	(1,818,715)	(2,239,864)	(5,297,179)	(6,577,998)

OTHER INCOME (EXPENSE)
Other income (expense), net	(5,577)	(1,921)	(115,904)	160,598
Interest expense	(669,150)	(181,429)	(1,245,071)	(692,547)
Interest income	100,698	101,236	297,811	309,031
Gain on equity investments, net	2,998	428	8,779	2,518
Non-cash interest expense	(201,447)	-	(364,550)	-
Change in fair value of derivative liability	(311,778)	-	(311,778)	-
Gain on digital assets	57	-	57	-
Change in fair value of convertible notes	(2,178,039)	-	(2,317,631)	-
Foreign currency transaction, net	(271,937)	139,016	346,411	158,463
TOTAL OTHER INCOME (EXPENSE), NET	(3,534,175)	57,330	(3,701,876)	(61,937)

LOSS BEFORE INCOME TAXES	(5,352,890)	(2,182,534)	(8,999,055)	(6,639,935)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	(5,352,890)	(2,182,534)	(8,999,055)	(6,639,935)

Deemed dividend on issuance of warrants	-	(6,185,231)	-	(6,185,231)
Deemed dividend on warrant exchange/modification	-	(9,793)	-	(9,793)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(5,352,890)	(8,377,558)	(8,999,055)	(12,834,959)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net	255,263	747,879	2,849,001	(27,988)

TOTAL COMPREHENSIVE LOSS	$(5,097,627)	$(7,629,679)	$(6,150,054)	$(12,862,947)

BASIC NET LOSS PER SHARE	$(0.17)	$(0.45)	$(0.32)	$(0.72)
DILUTED NET LOSS PER SHARE	$(0.17)	$(0.45)	$(0.32)	$(0.72)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	30,625,284	18,418,287	28,492,425	17,724,305
Diluted	30,625,284	18,418,287	28,492,425	17,724,305

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional		Treasury Stock			Accumulated Other	Total
	No. of Shares	Value	Paid-in Capital	Subscription Receivable	No. of Shares	Value	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity

Balance at January 1, 2024	15,982,472	$15,983	$129,008,301	$(20)	86,497	$(917,159)	$(91,644,233)	$(419,844)	$36,043,028
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	(599,276)	(599,276)
Proceeds from sale of common stock, net of financing fees of $19,467	901,488	901	628,525	-	-	-	-	-	629,426
Shares issued in lieu of cash	-	-	108,297	-	-	-	-	-	108,297
Shares issued pursuant to warrant exchange agreement	950,063	950	(950)	-	-	-	-	-	-
Stock-based compensation	-	-	231,897	-	-	-	-	-	231,897
Net loss	-	-	-	-	-	-	(1,866,690)	-	(1,866,690)
Balance at March 31, 2024	17,834,023	$17,834	$129,976,070	$(20)	86,497	$(917,159)	$(93,510,923)	$(1,019,120)	$34,546,682
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	(176,591)	(176,591)
Shares issued in lieu of cash	-	-	108,444	-	-	-	-	-	108,444
Stock-based compensation	-	-	231,750	-	-	-	-	-	231,750
Net loss	-	-	-	-	-	-	(2,590,711)	-	(2,590,711)
Balance at June 30, 2024	17,834,023	$17,834	$130,316,264	$(20)	86,497	$(917,159)	$(96,101,634)	$(1,195,711)	$32,119,574
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	747,879	747,879
Shares issued in lieu of cash	2,500,000	2,500	155,561	-	-	-	-	-	158,061
Stock-based compensation	680,000	680	264,070	-	-	-	-	-	264,750
Proceeds from exercise of warrants, net of financing fees of $372,109	2,332,000	2,332	3,866,537	-	-	-	-	-	3,868,869
Deemed dividend on warrant inducement	-	-	6,195,024	-	-	-	(6,195,024)	-	-
Net loss	-	-	-	-	-	-	(2,182,534)	-	(2,182,534)
Balance at September 30, 2024	23,346,023	$23,346	$140,797,457	$(20)	86,497	$(917,159)	$(104,479,192)	$(447,832)	$34,976,599

	Common Stock		Additional		Treasury Stock			Other	Total
	No. of Shares	Value	Paid-in Capital	Subscription Receivable	No. of S hares	Value	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity

Balance at January 1, 2025	23,689,135	$23,689	$141,583,625	$(20)	86,497	$(917,159)	$(114,022,275)	$(2,134,931)	$24,532,929
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	1,031,268	1,031,268
Stock-based compensation	-	-	556,611	-	-	-	-	-	556,611
Shares issued pursuant to warrant exchange agreement	2,542,126	2,542	(2,542)	-	-	-	-	-	-
Debt exchanges	1,053,372	1,053	647,947	-	-	-	-	-	649,000
Net loss	-	-	-	-	-	-	(818,097)	-	(818,097)
Balance at March 31, 2025	27,284,633	$27,284	$142,785,641	$(20)	86,497	$(917,159)	$(114,840,372)	$(1,103,663)	$25,951,711
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	1,562,470	1,562,470
Common stock issued to consultant	150,000	150	68,550	-	-	-	-	-	68,700
Stock-based compensation	-	-	534,320	-	-	-	-	-	534,320
Common stock issued as commitment shares to convertible noteholder	326,084	326	156,196	-	-	-	-	-	156,522
Debt exchanges	2,043,582	2,044	783,934	-	-	-	-	-	785,978
Net loss	-	-	-	-	-	-	(2,828,068)	-	(2,828,068)
Balance at June 30, 2025	29,804,299	$29,804	$144,328,641	$(20)	86,497	$(917,159)	$(117,668,440)	$458,807	$26,231,633
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	255,263	255,263
Common stock issued to consultants	709,549	710	136,053	-	-	-	-	-	136,763
Stock-based compensation	-	-	433,839	-	-	-	-	-	433,839
Common stock issued as incentive shares to convertible noteholder	500,000	500	438,500	-	-	-	-	-	439,000
Proceeds from issuance of common stock, net of issuance costs	941,690	942	990,334	-	-	-	-	-	991,276
Net loss	-	-	-	-	-	-	(5,352,890)	-	(5,352,890)
Balance at September 30, 2025	31,955,538	$31,956	$146,327,367	$(20)	86,497	$(917,159)	$(123,021,330)	$714,070	$23,134,884

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(8,999,055)	$(6,639,935)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and amortization expense	1,045,919	914,493
Amortization of right-of-use assets	6,293	22,507
Bad debt expense	-	(31,287)
Change in fair value of derivative liability	311,778	-
Gain/(Loss) on crypto assets	(57)	-
Lease expense	197,679	235,659
Interest on finance leases	451	1,765
Stock-based compensation	1,730,233	1,103,200
Deferred income taxes	22,485	-
Non-cash financing expense	364,550	-
Change in fair value of convertible notes	2,317,631	-
Gain on net change in fair value of equity investments	(8,779)	(2,518)
Changes in assets and liabilities:
Accounts receivable	(2,654,849)	2,392,104
Accounts receivable - related party	(200,175)	(176,512)
Inventory	(727,824)	(46,301)
Prepaid expenses and other assets	(2,370)	(283,932)
Prepaid expenses and other current assets - related party	(614,116)	(1,873,513)
Accounts payable and accrued expenses	1,716,108	(437,391)
Accounts payable and accrued expenses - related party	547,518	795,471
Accrued interest	455,811	17,531
Lease liabilities	(198,148)	(234,834)
Other current liabilities	1,349,839	910,885
Other liabilities	(512,195)	(550,607)
NET CASH USED IN OPERATING ACTIVITIES	(3,851,273)	(3,883,215)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from loan receivable	199,483	550,565
Purchase of digital assets	(1,000,000)	-
Purchase of intangible assets	(96,985)	1,999
Purchase of property and equipment	(47,780)	(345,593)
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	(945,282)	206,971

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note payable	9,839,348	-
Payment of note payable	(1,574,100)	(814,267)
Proceeds from note payable	2,101,751	434,797
Payment of related party loan	(6,700)	(7,609)
Proceeds from related party loan	-	15,218
Payment of lines of credit	(21,117,614)	(19,504,594)
Proceeds from lines of credit	20,798,759	18,831,043
Proceeds from the issuance of common stock	1,021,934	649,039
Proceeds from the exercise of warrants	-	4,240,977
Payments of financing fees	(1,698,606)	(391,575)
Payments of finance lease liability	(7,369)	(26,408)
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,357,403	3,426,621

Effect of exchange rate changes on cash	(242,293)	(268,727)

NET CHANGE IN CASH	4,318,555	(518,350)

CASH AND RESTRCITED CASH AT BEGINNING OF PERIOD	315,105	3,833,195
CASH AND RESTRICTED CASH AT END OF PERIOD	$4,633,660	$3,314,845

Cash and Restricted Cash Reconciliation

Description	September 30, 2025	December 31, 2024
Cash	889,441	315,105
Restricted Cash	3,744,219	-
Total Cash and Restricted Cash	4,633,660	315,105

Supplemental Disclosure of Cash Flow Information

Cash paid during the year:
Interest	$611,857	$198,194
Income tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Debt discount on convertible notes	$(2,817,218)	$-
Derivative recorded	$2,817,218	$-
Closing of acquisition of Cloudscreen	$-	$637,080
Deemed dividend upon warrant exchange	$-	$6,195,024
Common stock issued in exchange for debt	$1,434,978	$-
Common stock issued to employees	$944,281	$372,303
Common stock issued to consultants	$785,952	$727,570

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

NOTE 1 – BASIS OF PRESENTATION

The terms “COSM,” “we,” the “Company,” the “Group” and “us” as used in this report refer to Cosmos Health Inc. The accompanying unaudited condensed consolidated balance sheet as of September 30, 2025 and unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2025 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the management of COSM, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“Form 10-K”). The accompanying condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes on the accompanying balance sheet.

Going Concern

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the continuation of the Company as a going concern. For the nine‑month period ended September 30, 2025, the Company generated revenue of $45,568,655, incurred a net loss of $8,999,055, and used $3,851,273 of net cash in operating activities. As of September 30, 2025, the Company had cash and cash equivalents of $889,441 and restricted cash of $3,744,219, compared to $315,105 as of December 31, 2024, reflecting an increase of $4,318,555. The restricted cash relates to the Convertible Note Agreement dated August 5, 2025, and is designated for the purchase of crypto assets. The Company also had negative working capital of $430,029, an accumulated deficit of $123,021,330, and stockholders’ equity of $23,134,884.

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

From a financing perspective, during the nine‑month period ended September 30, 2025, the Company raised capital through the issuance of convertible notes and by entering into new third-party debt facilities. In addition, the Company is pursuing amendments to certain debt facilities to defer principal repayments and exploring additional debt financing opportunities to enhance liquidity. Finally, on August 5, 2025, the Company entered into a Securities Purchase Agreement for the issuance of up to $300 million of senior secured convertible promissory notes, with an initial $8 million closing completed on August 6, 2025 (the ‘Initial Note’). The availability of these proceeds, primarily intended for digital asset acquisition and working capital, significantly improves the Company’s liquidity and alleviates substantial doubt regarding our ability to continue as a going concern for at least the next 12 months. The initial closing, amounting to $8 million, was completed on August 6, 2025, while additional tranches of up to $292 million may be issued in multiple subsequent closings, subject to the satisfaction of certain management and regulatory conditions as defined in the agreement. Under the terms of the initial note, the Company is entitled to receive an additional $2 million upon the effectiveness of the registration statement covering the shares issuable upon conversion of the Initial Note. Management is also considering postponing certain payments to suppliers and other creditors if required. Although these actions are intended to address the going concern uncertainty, there can be no assurance that the Company will be successful in executing its plans or obtaining the necessary funding. Moreover, following the Company’s resolution of the SEC-related limitations on the use of its Form S-3 registration statement, which had been temporarily affected by delayed filings, the Company was able to resume issuances under its At-the-Market (“ATM”) sales program. During the period from September 22, 2025, through the date of issuance of this report, the Company issued an aggregate of 3,992,541 shares of its common stock pursuant to its Shelf Registration Statement on Form S-3 (File No. 333-267550). The shares were sold for gross proceeds of $4,376,622, thereby enhancing the Company’s cash position and liquidity.

The proceeds from the ATM sales provide additional working capital and mitigate, to some extent, the Company’s liquidity constraints.

As noted above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing to fund its operations and meet its obligations as they become due. Considering the Company’s significant net loss and negative operating cash flows for the reporting period, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Such adjustments could include the realization of assets and settlement of liabilities at amounts that may differ materially from those reflected in the accompanying consolidated financial statements.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

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

September 30, 2025

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

Real Estate Acquisitions

On April 24, 2023, the Company purchased a building for a total sum of $1,054,872 in cash. The Company accounted for the acquisition as an asset acquisition in accordance with ASC 805 and recorded the cost of the building as “Property, plant and equipment” on the consolidated balance sheets.

On January 6, 2023, the Company agreed to purchase land and building located in Montreal, Canada from a third-party vendor. The total purchase price amounts to $3,950,000 and the closing date of the agreement based on the amendment signed on July 19, 2023, was December 31, 2023. Pursuant to the last amendment signed on December 31, 2024 the closing date was extended to December 31, 2025. As of September 30, 2025, the Company has made prepayments of $2,000,020 classified as “Advances for building’s acquisition” on the Company’s unaudited condensed consolidated balance sheets.

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

September 30, 2025

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

September 30, 2025

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

Accounts Receivable, net

Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts against gross accounts receivable, prepaid expenses and other current assets and other assets reflects the best estimate of probable losses inherent in the receivables’ portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. As of September 30, 2025 and December 31, 2024, the Company’s allowance for doubtful accounts was $25,710,096 and $22,799,219, respectively. Below is the summary of changes in the allowance for doubtful accounts:

September 30, 2025

Balance as of January 1, 2025	$22,799,219
Provisions for credit losses	-
Write-offs	-
Foreign exchange adjustments	2,910,977
Other adjustments	-
Balance as of September 30, 2025	$25,710,096

Tax Receivables

The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of its business in most of the countries in which it operates related to the procurement of merchandise and/or services it acquires and/or on sales and taxable income. The Company also collects VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services it sells. If the output VAT exceeds the input VAT, this creates a VAT payable to the government. If the input VAT exceeds the output VAT, this creates a VAT receivable from the government. The VAT tax return is filed on a monthly basis offsetting the payables against the receivables. In observance of EU regulations for intra-EU cross-border sales, our subsidiaries in Greece, SkyPharm and Cosmofarm, do not charge VAT for sales to wholesale drug distributors registered in other European Union member states. As of September 30, 2025 and December 31, 2024, the Company had a VAT net receivable balance of $525,794 and $534,263 respectively, recorded in the condensed consolidated balance sheet as prepaid expenses and other current assets and accounts payable and accrued expenses, respectively.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

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

Depreciation expense was $131,612 and $89,694 for the three months ended September 30, 2025 and 2024, respectively and $344,165 and $306,126 for the nine months ended September 30, 2025 and 2024, respectively.

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

Intangibles, net

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 5 years for an import/export license and a useful life of 10 years for the pharmaceutical and nutraceutical products licenses included in Note 4 as “Licenses”. A useful life of 10 years is also used for the platforms included in Note 5 as “Software” and the customer bases. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. As of September 30, 2025 and December 31, 2024, no revision to the remaining amortization period of the intangible assets was made.

Amortization expense was $214,404 and $196,183 for the three months ended September 30, 2025 and 2024, respectively, and $673,048 and $579,556 for the nine months ended September 30, 2025 and 2024, respectively.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Long-lived Assets, property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. For the three and nine months ended September 30, 2025, and 2024, the Company has recorded no impairment charge.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

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

As of September 30, 2025, investments consisted of 1,666 shares which traded at a closing price of $14.5 per share or value of $24,183 of National Bank of Greece. Additionally, the Company has $7,665 in equity securities of Pancreta Bank, which are revalued annually.

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

Our financials also included the following financial instruments as of September 30, 2025 and December 31, 2024: cash, accounts receivable, inventory, prepaid expenses, loans receivable, accounts payable, notes payable and lines of credit. Except for the loans receivable which carry fixed interest rates, the carrying value of the remaining instruments, approximates fair value due to their short-term nature.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

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

Digital Assets

In December 2023, FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. ASU 2023-08 requires certain crypto assets to be measured at fair value separately on the balance sheet with gains and losses from changes in the fair value reported as unrealized gains or losses in the consolidated statement of income (loss) and comprehensive income (loss) each reporting period. ASU 2023-08 also enhances the other intangible asset disclosure requirements by requiring the name, cost basis, fair value, and number of units for each significant crypto asset holding. In conjunction with the acquisition of digital assets during the quarter ended September 30, 2025, the Company adopted and applied ASU-2023-08 henceforth.

The Company's digital assets are initially recorded at cost and are subsequently measured at fair value as of each reporting period. The Company determines the fair value of its digital assets in accordance with ASC 820, Fair Value Measurement, based on quoted prices in its principal market for Ethereum (Level 1). Changes in fair value are recognized as incurred in the Company's consolidated statement of income (loss) and comprehensive income (loss), as “Gain (loss) on digital assets,” within non-operating (income) and expenses, net.

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

September 30, 2025

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

Wholesale revenue and sales of own branded nutraceutical and pharmaceutical products

The Company has contracts or signed partnership forms (usual in the wholesale sector of the pharma industry) with its customers, stipulating the enforceable rights and obligations. The Company is responsible for transferring the goods to the customer’s location, which represents its sole performance obligation. Thus, the transaction price, which is predetermined in most of the products sold, is exclusively allocated to this performance obligation. Revenue is recognized at a single point in time, which is upon issuance of the corresponding sales invoice. The Company has assessed the impact of the items invoiced but not delivered to the customer’s location as of September 30, 2025 and 2024 and deemed that it had no material effect.

Pharma manufacturing

The Company has active contracts with its customers, stipulating the enforceable rights and obligations. The Company is responsible for the manufacturing and the packaging of specific products assigned by its customers, which represents its performance obligations to which the Company allocates the transaction price determined. The customers are responsible for providing the raw materials to the Company. Revenue is recognized over a period of time, which is during the production and packaging period of the respective products. As of September 30, 2025 and 2024 there were no products or batches of products for which the production or packaging phase was in progress.

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

There was no impact on revenue recognition for the three and nine-month periods ended September 30, 2025 and 2024 and no further adjustments to variable consideration were necessary.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

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

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At September 30, 2025, we believe our United Kingdom and Greece deferred tax assets will not be realized, as such, we did not record a reversal on the full valuation approach we followed during the year ended December 31, 2024.

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

Retirement and Termination Benefits

Under Greek labor law, employees are entitled to lump-sum compensation in the event of termination or retirement. The amount depends on the employee’s work experience and remuneration as of the day of termination or retirement. If an employee remains with the company until full-benefit retirement, the employee is entitled to a lump-sum equal to 40% of the compensation to be received if the employee were to be dismissed on the same day. The Company periodically reviews the uncertainties and judgments related to the application of the relevant labor law regulations to determine retirement and termination benefits obligations of its Greek subsidiaries. The Company has evaluated the impact of these regulations and has identified a potential retirement and termination benefits liability. The amount of the liability as of September 30, 2025 and December 31, 2024, was $433,528 and $377,264, respectively, and has been recorded as a long-term liability within the consolidated balance sheets (“Other liabilities”). The Company engaged an actuarial expert for the first time, during the period ended December 31, 2023. Management did not engage an actuarial expert since then, since there were no circumstances indicating that there would be a significant change to the liability recorded and thus the movement compared to 2023, solely relates to the foreign exchange effect.

Basic and Diluted Net Loss per Common Share

Basic income per share is calculated by dividing the income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period and, when dilutive, potential shares from stock options and warrants to purchase common stock, using the treasury stock method. In accordance with ASC 260, Earnings Per Share, the following tables reconcile basic shares outstanding to fully diluted shares outstanding for the three- and nine-month periods ended September 30, 2025 and 2024.

	Three months ended,
	September 30, 2025	September 30, 2024
Weighted average number of common shares outstanding Basic	30,625,284	18,418,287
Potentially dilutive common stock equivalents	-	-
Weighted average number of common and equivalent shares outstanding – Diluted	30,625,284	18,418,287

	Nine months ended,
	September 30, 2025	September 30, 2024
Weighted average number of common shares outstanding Basic	28,492,425	17,724,305
Potentially dilutive common stock equivalents	-	-
Weighted average number of common and equivalent shares outstanding – Diluted	28,492,425	17,724,305

The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	September 30, 2025	September 30, 2024
Warrants	12,926,506	13,432,507
Shares issuable upon conversion of convertible debt	13,379,126	-
Total	26,305,652	13,432,507

Common stock equivalents are included in the diluted income per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

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

ASU 2025-04, Compensation — Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer

Issued May 15, 2025

The FASB issued ASU 2025-04, clarifying the accounting for share-based non-cash consideration payable to a customer.  The update revises the definition of a “performance condition”, eliminates the forfeitures-as-incurred election in this context, and clarifies the interaction with variable consideration under ASC 606. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods, with early adoption permitted. The Company is currently assessing the potential impact of this standard.

ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets

Issued July 30, 2025

The FASB issued ASU 2025-05, introducing a practical expedient and policy election for estimating expected credit losses on current accounts receivable and contract assets arising from ASC 606 contracts. The amendments are effective for annual reporting periods beginning after December 15, 2025, including interim periods, with early adoption permitted. The Company is in the process of evaluating the effect of these amendments on its financial position and results of operations.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

NOTE 3 – EQUITY METHOD INVESTMENTS

CosmoFarmacy LP

In September 2019, the Company entered into an agreement with an unaffiliated third party to incorporate CosmoFarmacy L.P. for the purpose of providing strategic management consulting services and the retail trade of pharmaceutical products, and OTC to pharmacies. CosmoFarmacy was incorporated with a 30-year term through May 31, 2049. The unaffiliated third party is the general partner (the “GP”) of the limited partnership and is responsible for management and decision-making associated with CosmoFarmacy. The initial share capital was set to EUR 150,000 ($163,080) which was later increased to EUR 500,000 ($543,600). The GP contributed the pharmacy license (the “License”) valued at EUR 350,000 (30-year term) to operate the business of CosmoFarmacy in exchange for a 70% equity ownership. The Company is a limited partner and contributed cash of EUR 150,000 ($163,080) for the remaining 30% equity ownership. CosmoFarmacy is not publicly traded, and the Company’s investment has been recorded using the equity method of accounting. During the 12-month period ended December 31, 2024, the Company determined that its investment in CosmoFarmacy LP was fully impaired. As the entity is currently dormant and has not published or provided any financial statements, whether audited or unaudited, to substantiate the carrying value of the investment, management concluded that there was no reasonable expectation of recovery. Accordingly, the Company recognized a full impairment loss on the investment, writing off its entire carrying amount. As a result, the Company has determined that the investment no longer holds any recoverable value. The value of the investment as of September 30, 2025 and December 31, 2024, was $0.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Land	$3,767,058	3,322,780
Buildings and improvements	5,193,751	4,526,432
Leasehold improvements	3,861	3,405
Vehicles	246,034	265,261
Furniture, fixtures and equipment	3,304,956	2,846,657
	12,515,660	10,964,535
Less: Accumulated depreciation and amortization	(1,850,840)	(1,275,030)
Total	$10,664,820	9,689,505

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

NOTE 5 – INTANGIBLE ASSETS

Goodwill and intangible, net assets consist of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
License	$8,207,375	$7,257,938
Trade name / mark	355,200	390,188
Customer base	626,397	626,397
Software	1,193,317	1,113,840
	10,382,289	9,388,363
Less: Accumulated amortization & impairment
License	(1,986,001)	(1,117,341)
Trade name / mark	(36,997)	(36,997)
Customer base	(289,200)	(174,279)
Software	(159,155)	(352,909)
Subtotal	7,910,936	7,706,837
Goodwill	49,697	49,697
Total	$7,960,633	$7,756,534

At September 30, 2025, the estimated aggregate amortization expense for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows:

Year	Amount
2026	$956,664
2027	956,345
2028	949,511
2029	938,442
2030	923,636
Thereafter	2,831,138
Total	$7,555,736

NOTE 6 – LOAN RECEIVABLE

On October 30, 2021, the Company entered into an agreement for a ten-year loan with Medihelm SA to memorialize €4,284,521 ($4,849,221) in prepayments the Company had made. The prepayments to Medihelm SA had been made in accordance with the parallel export business, through which Medihelm supplied and would supply SkyPharm SA with branded pharmaceuticals. This business is no longer in place for the Company and thus the Company entered into this agreement with Medihelm SA in order for the outstanding amount to be settled. Interest is calculated at a rate of 5.5% per annum on a 360-day basis. Under the terms of the agreement, the Company is to receive 120 equal payments over the term of the loan. During the three and nine months ended September 30, 2025, the Company accrued interest income of €40,500 ($45,342) and €129,877 ($145,405) in connection with the note receivable governed by this agreement. During the nine-month period ended September 30, 2025 the Company received €404,281 ($474,423) in principal payments in connection with this Note. No interest payments were received during the period. The Note is considered fully recoverable as of September 30, 2025.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

NOTE 7 – INCOME TAXES

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the three months ended September 30, 2025, and 2024.

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

As of September 30, 2025, and 2024, the Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily due to a valuation allowance recorded against net deferred tax assets in in the United States and the United Kingdom.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. As of September 30, 2025, and December 31, 2024, the Company has maintained a valuation allowance against all net deferred tax assets in the United States, Greece, and the UK.

For the three and nine months ended September 30, 2025, and 2024, the Company has not recorded any tax benefits/expenses in any jurisdiction where it is subject to income tax.

NOTE 8 – CAPITAL STRUCTURE

Preferred Stock

The Company is authorized to issue 100 million shares of preferred stock, of which 6,000,000 are designated as Series A convertible preferred stock. The preferred stock has a liquidation preference over the common stock and is non-voting. As of September 30, 2025 and December 31, 2024, no preferred shares were issued and outstanding.

Treasury stock

As of September 30, 2025 and December 31, 2024, the Company held 86,497 and 86,497, respectively, shares of our common stock at a cost of $917,159 and $917,159, respectively. Shares of our common stock that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. Cosmos may repurchase shares from time to time through open market purchases in accordance with applicable securities laws and other restrictions. The Company repurchased no shares of our common stock during the three and nine months ended September 30, 2025.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

On January 24, 2023 the Company announced that its Board of Directors has approved a share repurchase program with authorization to purchase up to $3 million of its common stock. Cosmos may repurchase shares from time to time through open market purchases in accordance with applicable securities laws and other restrictions.

Common Stock

The Company is authorized to issue 300 million shares of common stock. As of September 30, 2025 and December 31, 2024, the Company had 31,955,538 and 23,689,135 shares of our common stock issued, respectively, and 31,869,041 and 23,602,638 shares outstanding, respectively.

Issuance of Common Stock

During the period from September 22 to September 29, 2025, the Company issued an aggregate of 941,690 shares of its common stock under its At-the-Market (“ATM”) sales program, pursuant to the Company’s Shelf Registration Statement on Form S-3 (File No. 333-267550). The shares were sold for gross proceeds of $1,021,933 and net proceeds of $989,330, after deducting the underwriter’s commissions and other offering expenses.

On September 5, 2025, the Company entered into a marketing services agreement with a third-party advisor, pursuant to which it issued 300,000 shares of its common stock in exchange for stock awareness, investor relations, and digital marketing services. The shares carry full voting rights and vest at a rate of 150,000 shares per month over the 2-month term of the agreement. The fair value of the shares on the issuance date was $0.649 per share, resulting in a total fair value of $194,700. During the three- and nine-month periods ended September 30, 2025, the Company recognized stock-based compensation expense of $79,795 in the condensed consolidated statements of operations.

On August 5, 2025, the Company issued an additional 500,000 shares of common stock (the “Incentive Stock”) to the lender of the June 9, 2025 secured convertible loan agreement as incentive consideration in connection with the lender’s agreement to subordinate its position to another senior convertible note. The fair value of the Incentive Stock on the issuance date was $0.878 per share, resulting in a total fair value of $439,000. This amount was recognized in “Change in fair value of convertible notes” in the condensed consolidated statement of operations for the nine months ended September 30, 2025.

On July 24, 2025, the Company entered into a marketing services agreement with a third-party advisor, pursuant to which it issued 169,549 shares of its common stock in exchange for marketing and distribution services. The shares carry full voting rights and vest at a rate of 28,258 shares per month over the 6-month term of the agreement. In accordance with the terms of the agreement, if the Company terminates the arrangement, any unvested shares as of the termination date will be subject to clawback. The fair value of the shares on the issuance date was $0.5898 per share, resulting in a total fair value of $100,000. During the three- and nine-month periods ended September 30, 2025, the Company recognized stock-based compensation expense of $33,333 in the condensed consolidated statements of operations.

On July 1, 2025, the Company entered into a consulting agreement with a third-party advisor, pursuant to which it issued 240,000 shares of its common stock in exchange for general advisory services. The shares carry full voting rights and vest at a rate of 20,000 shares per month over the 12-month term of the agreement. In accordance with the terms of the agreement, if the Company terminates the arrangement under Section 19 (Termination), any unvested shares as of the termination date will be subject to clawback. The fair value of the shares on the issuance date was $0.3939 per share, resulting in a total fair value of $94,536. During the three- and nine-month periods ended September 30, 2025, the Company recognized stock-based compensation expense of $23,634 in the unaudited condensed consolidated statements of operations.

On June 9, 2025, in connection with the execution of a secured convertible loan agreement with an aggregate principal amount of $1,304,348, the Company issued 326,087 restricted shares of common stock (the “Commitment Stock”) to the lender as additional consideration. The shares were issued at a nominal price of $0.001 per share, were fully vested and nonforfeitable upon issuance, and were not subject to any further service or performance conditions. The fair value of the Commitment Stock on the issuance date was determined to be $0.48 per share, resulting in a total fair value of $156,522. This amount was recognized as other finance costs, included in “Interest expense” in the condensed consolidated statement of operations for the nine months ended September 30, 2025.

On June 3, 2025 (the “Effective Date”), the Company issued 150,000 shares of its common stock to a consultant in consideration for such consultant’s business advisory services. The shares were earned in full as of the Effective Date. The fair value of the shares on issuance was $0.458 per share, resulting in a total expense of $68,700, which has been recognized in the condensed consolidated statement of operations. The consultant provides non-exclusive business advisory services, including guidance on growth strategies and networking with its contacts for general business purposes.

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

 On September 26, 2024, the Company had entered into a Warrant Inducement Letter with an investor pursuant to which the Company issued 9,748,252 new warrants (the “New Warrants”) and reduced the exercise price of 4,874,126 warrant shares from $1.45 to $0.8701 to induce exercise and receive gross cash proceeds of $4,240,977 (the “Original Warrants”). Of the 9,748,252 warrants 4,874,126 of them have a term of 5 years (“Series A Warrants”) and the remaining 4,874,126 have a term of 1.5 years (“Series B Warrants”). The Company issued 2,332,000 shares of common stock, held 2,542,126 shares in escrow until the investor’s beneficial ownership limitation allows for the transfer of the escrow shares. The 2,542,126 shares were issued on January 28, 2025, but were already valued in the year ended December 31, 2024.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

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

Prepaid expenses and other current assets – related party

As of September 30, 2025 and December 31, 2024, the Company had a prepaid balance of $3,993,654 and $3,284,052, respectively, to Doc Pharma. A reserve of $106,661 has been recorded against this balance as of September 30, 2025 effectively offsetting it. For the period ended September 30, 2025, the prepayment of approximately $3.1 million relates to purchases of inventory pursuant to the CMO agreement signed between the Company and Doc Pharma SA on October 10, 2020, $310k concern the purchase of pharmaceutical and nutraceutical licenses according to the May 17, 2021 R&D agreement and the remaining $500k relate to the current portion of the Royalty Agreement signed on December 31, 2024 between the and DocPharma SA (refer to “Research and Development” section of the MD&A). The non-current portion of the Royalty Agreement of $2,053,625 is included in “Other Assets – Related Party” in the Company’s Consolidated Balance Sheets as of September 30, 2025.

Accounts payable and accrued expenses - related party

As of September 30, 2025 and December 31, 2024, the Company had an accounts payable balance to Doc Pharma of $419,314 and $249,768, respectively. The September 30, 2025 balance mostly concerns a trade payables balances that our subsidiary Cosmofarm SA owes to Doc Pharma SA.

Accounts receivable - related party

Additionally, the Company had a receivable balance of $2,819,563 and $2,295,706 from Doc Pharma S.A. as of September 30, 2025 and December 31, 2024, respectively, which concerns trading receivables balances with the Company’s Greek and UK subsidiaries. As of September 30, 2025, a cumulative allowance for doubtful accounts of approximately $1.6 million has been recognized, effectively offsetting this balance.

Sales and Purchases

During the nine months ended September 30, 2025 and 2024, the Company purchased products from Doc Pharma S.A in the amounts of $1,052,836 and $510,711, respectively. For the three months ended September 30, 2025 and 2024, purchases from Doc Pharma totaled $394,817 and $85,055, respectively.

During the nine months ended September 30, 2025 and 2024, the Company sold products to Doc Pharma S.A. totaling $958,582 and $581,862, respectively. For the three months ended September 30, 2025 and 2024, sales to Doc Pharma amounted to $694,826 and $61,140, respectively.

Other Agreements

On October 10, 2020, the Company entered into a contract manufacturer outsourcing (“CMO”) agreement with Doc Pharma whereby Doc Pharma is responsible for the development and manufacturing of pharmaceutical products and nutritional supplements according to the Company’s specifications based on strict pharmaceutical standards and good manufacturing practice (“GMP”) protocols as the National Organization for Medicines of Greece requires. The Company has the exclusive ownership rights for trading and distribution of its own branded nutritional supplements named “Sky Premium Life®”. The duration of the agreement is for five years, however, either party may terminate the agreement at any time giving nine-month advance notice. Doc Pharma is exclusively responsible for supplying the raw materials and packaging required to manufacture the final product. However, it is not responsible for potential delays that may arise, concerning their import. Doc Pharma is also obligated to store the raw and packaging materials. The delivery of raw and packaging materials should be purchased at least 30 and 25 days, respectively, before the delivery date of the final product. The Manufacturer solely delivers the finished product to the Company. There is a minimum order quantity (“MoQ”) of 1,000 pieces per product code. Both parties have agreed that the Company will deposit 60% of the total cost upon agreement and assignment and 40% of the total cost including VAT charge upon the delivery date. The prices are indicative and are subject to amendments if the cost of the raw material or the production cost change.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

For the three months ended September 30, 2025 and 2024, the Company has purchased €160,945 ($180,189) and €34,350 ($37,338) respectively, in inventory related to this agreement.

For the nine months ended September 30, 2025 and 2024, the Company has purchased €565,811 ($633,462) and €161,108 ($175,123) respectively, in inventory related to this agreement.

On May 17, 2021, Doc Pharma and the Company entered into a Research and Development (“R&D”) agreement whereby Doc Pharma will be responsible for the research, development, design, registration, copy rights and licenses of 250 nutritional supplements for the final products called Sky Premium Life®. These products will be sold in Greece and abroad. The total cost of this project will be €1,425,000 plus VAT and will be done over three phases as follows: Design & Development (€725,000); Control and Product Manufacturing (€250,000) and Clinical Study and Research (€450,000). SkyPharm has bought a total of as of 81 licenses at value of €554,500 ($593,204) which is 38.91% of the total cost, as of December 31, 2022. During the year ended December 31, 2023, 24 additional licenses were purchased at value of €475,014 ($525,461) and during the year ended December 31, 2024, 60 additional Sky Premium Life licenses were purchased for €710,000 ($734,921). During the nine months ended September 30, 2025, no additional licenses were purchased. The agreement will terminate on December 31, 2025.

Purchase of branded pharmaceuticals

On June 28, 2023, the Company approved the purchase of five proprietary and innovative branded pharmaceuticals with significant market presence and material profit contribution from Zakalia Ltd., the parent company of Doc Pharma, for €1,800,000 ($1,965,600). The transaction was settled on a non-cash basis through the reduction, of an equivalent amount, of prepaid expense balances the Company held with Doc Pharma. The purchased branded pharmaceuticals are presented in “Goodwill and intangible assets, net” on the accompanying consolidated balance sheets. During the year ended December 31, 2024, the Company recognized an impairment charge of $160,947 related to two licenses that are no longer expected to be commercialized. The impairment was recorded after management’s assessment determined that the recoverability of these assets was no longer supportable due to changes in market conditions and strategic priorities. No additional impairment charge was recorded within the three and nine-month periods ended September 30, 2025.

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

As of September 30, 2025 and December 31, 2024, the loan had a current portion of €954,275 ($1,119,842) and €500,000 ($517,550), and a non-current portion of €2,500,000 ($2,933,750), and €2,800,000 ($2,898,280), respectively, which is classified as “Loans receivable – related party” on the accompanying consolidated balance sheets. During the nine-month period ended September 30, 2025, the Company received no principal repayments or interest repayments. Additionally, during the three months ended September 30, 2025 the Company recorded €45,375 ($50,800) as interest income relating to this loan. During the nine months ended September 30, 2025 the Company recorded €136,125 ($152,401) as interest income relating to this loan.

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

September 30, 2025

Panagiotis Kozaris

Panagiotis Kozaris is considered a related party due to the fact that he is a former General operational manager and current employee of Cosmofarm S.A.

Prepaid Expenses and Other Current Assets - Related Party

From time-to-time the Company purchases back shares that Panagiotis Kozaris owns and records them as treasury shares. The Company pays Panagiotis Kozaris in advance for the shares owned and obtains the shares upon execution of a cumulative stock-purchase agreement (“SPA”). During the years ended December 31, 2023 and 2022, the Company paid Panagiotis Kozaris an additional sum of $51,159 and $143,056 respectively for shares owned, however, no SPA for these funds has been executed as of December 31, 2024. The Company intends to execute a cumulative SPA for these amounts within 2025. The total balances owed of $194,215 and $194,215 are included in “Prepaid expenses and other current assets - related party”, on the accompanying consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.

Basotho Investment Limited

Basotho Investment Limited is considered a related party since Panagiotis Kozaris (former general operational manager and current employee of Cosmofarm SA) is one of its directors.

General and administrative expenses

On November 21, 2023, the Company issued 120,000 shares of common stock to Basotho Investment Limited for services rendered. The amortization of the fair value of these shares for the three and nine-month periods ended September 30, 2025 and 2024 was $0 and $30,900 and $0 and $61,800, respectively, which was recorded as general and administrative expense.

Maria Kozari

Maria Kozari is considered a related party to the Company due to the fact that she is the daughter of Panagiotis Kozaris, a former Operational General Manager and current employee of Cosmofarm S.A.

Accounts Receivable - Related Party

During 2021, the Company, through its subsidiary, Cosmofarm SA, commenced a partnership with a pharmacy called “Pharmacy & More”, owned by Maria Kozari. The transactions with the respective pharmacy were in Cosmofarm’s normal course of business, however, a more flexible credit policy was allowed as the pharmacy was new and needed to be established in the market. During the three and nine months ended September 30, 2025 and 2024 the Company’s net sales to Pharmacy & More amounted to $113,430 and $113,521 and $330,995 and $310,128 respectively. As of September 30, 2025 and December 31, 2024 the Company’s outstanding receivable balance due from the pharmacy amounted to $1,283,131 and $1,183,429, respectively, and are included in “Accounts receivable - related party”, on the accompanying consolidated balance sheets. As of September 30, 2025 and December 31, 2024, a cumulative allowance for doubtful accounts of approximately $907,175 and $735,000, respectively, has been recognized, effectively offsetting this balance.

The Company plans to acquire Pharmacy & More within fiscal year 2025. Upon acquisition, the Company intends to offset the outstanding receivable balance with the corresponding purchase price and additionally plans to make Pharmacy & More the first shop-in-shop of its own branded line of nutraceutical products, Sky Premium Life® (SPL).

Other Related Parties

Additionally, the Company has the following material related-party balances as of September 30, 2025: a) a prepaid balance of $397,406 relating to prepaid salaries to Grigorios Siokas, the CEO of the Company, b) a balance of $190,000 relating to unpaid salaries and bonuses due to George Terzis, the CFO of the Company, c) a balance of $15,384 relating to unpaid bonuses due to Nikolaos Bardakis, the COO of the Company. The net balance of the above of $192,022 is classified as “Prepaid expenses and other current assets - related party” in the Company’s consolidated balance sheets.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

Notes Payable – Related Party

A summary of the Company’s related party notes payable as of September 30, 2025 and December 31, 2024 is presented below:

	September 30, 2025	December 31, 2024

Beginning Balance	$10,558	$11,283
Payments	-	-
Foreign currency translation	1,412	(725)
Ending Balance	$11,970	$10,558

Dimitrios Goulielmos

Dimitris Goulielmos was the Company’s former CEO and a Director of the Company.

On November 21, 2014, the Company entered into an agreement with Dimitrios Goulielmos, as amended on November 4, 2016. Pursuant to the amendment, this loan has no maturity date and is non-interest bearing. As of September 30, 2025 and December 31, 2024, the Company had a principal balance of €10,200 ($11,970) and €10,200 ($10,558), respectively.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the nine months ended September 30, 2025, the Company recorded a foreign currency translation loss of $1,412.

Loans Payable – Related Party

A summary of the Company’s related party loans payable as of September 30, 2025 and December 31, 2024 is presented below:

	September 30, 2025	December 31, 2024

Beginning balance	$6,194	$13,257
Proceeds	-	-
Payments	(475,096)	(6,210)
Set-offs	468,073	-
Foreign currency translation	829	(853)
Ending balance	$-	$6,194

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

Grigorios Siokas

From time to time, Grigorios Siokas loans the Company funds in the form of non-interest bearing, no-term loans. As of September 30, 2025 and December 31, 2024 the Company had an outstanding principal balance under these loans of $0 and $6,194, respectively.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the nine months ended September 30, 2025, the Company recorded a loss of $829.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

NOTE 10 – LINES OF CREDIT

A summary of the Company’s lines of credit as of September 30, 2025 and December 31, 2024 is presented below:

	September 30, 2025	December 31, 2024
National	$4,248,981	$4,012,642
Alpha	898,460	960,867
Pancreta	1,130,431	1,583,291
Attica Bank	837,514	-
EFG	469,400	428,252
Ending balance	$7,584,786	$6,985,052

The Company has three lines of credit with the National Bank of Greece, which are renewed annually. The three lines have interest rates of 6.00% (the "National Bank LOC"), 3.6% (the "COSME 2 Facility"), and 3.6% plus the nine-month Euribor rate and any contributions currently in force by law on certain lines of credit (the "COSME 1 Facility").

The maximum borrowing allowed for the 6% line of credit was $5,867,000 and $5,175,000 as of September 30, 2025 and December 31, 2024, respectively. The outstanding balance of the facility was $3,341,353 and $3,165,058, as of September 30, 2025 and December 31, 2024, respectively.

The cumulative maximum borrowing allowed for the COSME 1 Facility and COSME 2 Facility (collectively, the "Facilities") was $1,173,500 and $1,035,100 as of September 30, 2025 and December 31, 2024, respectively. The outstanding balance of the Facilities was $907,628 and $895,987 as of September 30, 2025 and December 31, 2024, respectively.

The Company maintains a line of credit with Alpha Bank of Greece ("Alpha LOC"), which is renewed annually and has a current interest rate of 6.00%. The maximum borrowing allowed was $1,173,500 and $1,035,100 as of September 30, 2025 and December 31, 2024, respectively. The outstanding balance of the Alpha LOC was $898,461 and $960,868, as of September 30, 2025 and December 31, 2024, respectively.

The Company holds a line of credit with Pancreta Bank ("Pancreta LOC"), which is renewed annually and has a current interest rate of 4.10%. The maximum borrowing allowed as of September 30, 2025 and December 31, 2024 was $1,760,250 and $1,552,650, respectively. The outstanding balance of the Pancreta LOC as of September 30, 2025 and December 31, 2024, was $1,130,431 and $1,583,291, respectively.

The Company maintains a line of credit with EGF ("EGF LOC"), which is renewed annually and has a current interest rate of 4.49% plus 3-month Euribor. The maximum borrowing allowed as of September 30, 2025 and December 31, 2024, was $469,400 and $414,040, respectively. The outstanding balance of the EGF LOC as of September 30, 2025 and December 31, 2024 was $469,400 and $428,251, respectively.

On January 27, 2025, the Company entered into a bond loan agreement with Attica Bank, providing for maximum borrowings of up to €2,200,000 ($2,357,120). Under the terms of the facility, the Company received initial proceeds of €700,000 ($749,600), which were classified as Notes Payable in the Company’s consolidated financial statements. The remaining borrowing capacity of €1,500,000 ($1,619,400) is available to the Company on a revolving basis, subject to the provision of qualifying checks receivable as collateral. These subsequent drawdowns are classified as Lines of Credit due to their secured and contingent nature. The facility bears interest at a floating rate of 2.95% plus the applicable 6-month Euribor, recalculated periodically in accordance with market conditions. The loan agreement includes standard covenants and collateral arrangements customary for this type of facility. The maximum borrowing allowed as of September 30, 2025 was $1,760,250 and the outstanding balance of the Attica Bank LOC as of September 30, 2025 was $837,513.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

Under the aforementioned line of credit agreements, the Company is required to maintain certain financial ratios and covenants. As of September 30, 2025, and December 31, 2024, the Company was in compliance with these ratios and covenants.

All lines of credit are guaranteed by customer receivable checks, which are a type of factoring in which postponed customer checks are assigned by the Company to the bank, in order to be financed at an agreed upon rate.

Interest expense on the Company’s outstanding lines of credit balances for the three and nine months ended September 30, 2025 and 2024, was $79,663 and $89,868, and $310,965 and $275,246, respectively.

NOTE 11 – CONVERTIBLE DEBT

A summary of the Company’s convertible debt during the 9-month period ended September 30, 2025 and the year ended December 31, 2024 is presented below:

	September 30, 2025	December 31, 2024

Beginning balance convertible notes	$-	-
Issuance of new convertible notes	9,839,348	-
Payments	-	-
Conversion to common stock	-	-
Subtotal notes	9,839,348	-
Unamortized debt discount	(4,085,949)	-
Fair value adjustment	1,691,933	-
Convertible note payable, net of fair value adjustment and unamortized debt discount	$7,445,332	-

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

May & July 2025 Convertible Promissory Notes

On May 23, 2025 the Company issued two convertible promissory notes (the “May 2025 Notes”) to two separate investors. One of the May 2025 Notes had a principal amount of $235,000 and the other had a principal amount of $75,000. The May 2025 Notes accrue interest at 10%. Beginning on the 180th day after the issuance date, the investors shall have the right to convert the May 2025 Notes into common stock at a conversion price equal to 75% of the lowest trading price of the Company’s common stock during the ten-day trading day period ending on the latest trading day prior to the conversion date. The May 2025 Notes may be prepaid before maturity, however, they are subject to the following prepayment terms: 1) if the note is prepaid during the period beginning on the issuance date and ending on the 60th day following issuance, the outstanding principal and accrued interest must be repaid at 115% of the outstanding balance, 2) if the note is prepaid during the period beginning on 61st day following issuance and ending on the 120th day following issuance, the outstanding principal and accrued interest owed shall be repaid at 120% of the outstanding balance, and 3) if the note is repaid during the period beginning on the 121st day after issuance and ending on the 180th day after issuance, the outstanding principal and accrued interest owed shall be repaid at 125% of the outstanding balance.

On July 9, 2025 the Company issued two convertible promissory notes; one convertible promissory note was issued to Boot (the “Second Boot Note”) and other was issued to Vanquish Funding Group, Inc. (the “Vanquish Note”). Together, the two notes are referred to as the “July 2025 Notes”. The Second Boot Note has a principal amount of $75,000 and the Vanquish Note has a principal amount of $150,000. The July 2025 Notes have identical terms to the May 2025 Notes.

Due to certain embedded features within the May and July 2025 Notes, the Company elected to account for the May and July 2025 Notes and all the embedded features at fair value at inception. Subsequent changes in fair value are recorded as a component of non-operating income (loss) in the consolidated statements of operations. As a result of electing the fair value option, $23,100 of direct costs and fees related to the issuance of the May 2025 Notes were expensed immediately. There were no direct costs and fees related to the issuance of the July 2025 Notes.

For the three and nine months ended September 30, 2025 the Company recorded a loss of $59,134 and $67,862, respectively, related to the change in fair value of the May and July 2025 Notes which was recognized in other income (expense) in the consolidated statements of operations.

Interest expense on the May and July 2025 Notes totaled $13,110 and $16,382 for the three and nine months ended September 30, 2025, respectively, and is included within change in fair value of the convertible notes in the consolidated statement of operations.

June 2025 Convertible Promissory Note

On June 9, 2025 the Company issued a secured convertible promissory note (the “June 2025 Note”) to an investor. The June 2025 Note has a principal amount of $1,304,347.83 and was issued with an 8% original issue discount. As a result the Company received proceeds of $1,200,000 from the investor in exchange for the June 2025 Note. Interest accrues at a rate of 18% per annum on the June 2025 Note, however, the first nine months of interest accrue on the June 2025 Note immediately. The June 2025 Note has a maturity date of June 9, 2026. The June 2025 Note is convertible into common stock at a conversion price of $0.40 per share.

Due to certain embedded features within the June 2025 Note, the Company elected to account for the June 2025 Note and all the embedded features at fair value at inception. Subsequent changes in fair value are recorded as a component of non-operating income (loss) in the consolidated statements of operations. As a result of electing the fair value option, $274,783 of direct costs and fees related to the issuance of the June 2025 Note were expensed immediately.

The fair value of the convertible notes was estimated using a Monte Carlo simulation model. Significant assumptions included a stock price of $0.42, expected annualized volatility of 89.0%, risk-free interest rate of 3.96%, dividend yield of 0%, and a discount rate of 22.0%. The simulation used a one-year forecast horizon with 52 weekly steps and 50,000 trials. Event assumptions included an 80% probability of prepayment (assumed August 18, 2025), 10% probability of a qualified financing event (assumed December 8, 2025), 5% probability of payment at maturity (June 29, 2026), and 5% probability of default (assumed June 9, 2026), with a valuation date of September 30, 2025.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

For the three and nine months ended September 30, 2025 the Company recorded a loss of $1,650,655 and $1,624,071, respectively, related to the change in fair value of the June 2025 Note which was recognized in other income (expense) in the consolidated statements of operations.

Interest expense on the June 2025 Note totaled $13,696 and $58,696 for the three and nine months ended September 30, 2025, respectively, and is included within change in fair value of the convertible notes in the consolidated statement of operations.

On August 5, 2025, the Company entered into an amendment to its June 2025 Note. The amendment was executed following the Company’s failure to make its initial interest payment, which constituted an event of default under the original agreement. Under the terms of the amendment, the Company issued 500,000 shares of common stock to the investor as consideration for curing the default and agreeing to subordinate its lien position to that of the August 2025 Note (as defined below) investor, which provided subsequent financing to the Company. The Company also paid $19,565 of accrued interest, curing the prior default in full.

The amendment further introduced provisions requiring the Company to apply 30% of any proceeds from future At-The-Market (“ATM”) equity offerings with A.G.P. toward repayment of the June 2025 Note, established a 24% default interest rate and a $500 daily penalty in the event of future payment defaults, and added a new Nasdaq listing compliance clause that would constitute an event of default upon delisting or failure to maintain listing standards. All other terms of the June 2025 Note, including its principal balance, stated interest rate, conversion features, and maturity date, remained unchanged.

The issuance of shares to the investor was accounted for as a non-cash debt modification expense, measured at the fair value of the shares on the amendment date of $439,000 and recorded in change in fair value of convertible notes in the condensed consolidated statements of operations. The amendment did not represent a substantial modification or extinguishment of the existing debt under ASC 470-50, as the primary economic terms of the June 2025 Note remained intact.

August 2025 Convertible Promissory Note

On August 5, 2025 the Company issued a senior secured convertible promissory note (the “August 2025 Note”) to an investor. The August 2025 Note has a principal amount of $8,000,000, an original issue discount of $720,000 and incurs interest at a rate of 9% per annum. Interest is payable in shares of common stock or in cash, at the Company’s election. The August 2025 Note may be converted by the investor at any time following issuance into shares of the Company’s common stock. The conversion price is set as the lower of $1.05 or a market price, equal to 92% of the lowest daily VWAP during the ten preceding trading days immediately preceding the conversion date. The terms of the August 2025 Note stipulate certain covenants, including commencing on September 30, 2025, on the final day of each fiscal quarter, the Company shall have an available cash and cash equivalents balance of at least $400,000.

The Company identified certain embedded features within the August 2025 Note that were required to bifurcated as derivative liabilities in accordance with ASC 815-40. Upon issuance, the Company recognized the fair value of the derivative liability of $2,817,218 which was included as a debt discount. Subsequent changes in the fair value of the derivative liability are recorded as a component of non-operating income (loss) in the consolidated statements of operations. Upon issuance, the Company capitalized $736,250 of direct costs and fees related to the issuance of the August 2025 Notes as additional debt discount which are amortized over the life of the August 2025 Note.

For the three and nine months ended September 30, 2025 the Company recorded a loss of $311,778 related to the change in fair value of the derivative liability which was recognized in change in fair value of convertible notes in the consolidated statements of operations.

Interest expense on the August 2025 Note totaled $295,519 for the three and nine months ended September 30, 2025, comprised of $187,519 for the amortization of debt discount and $108,000 for coupon interest.

The following table presents the change in fair value of the derivative liability for the periods identified:

Balance, January 1, 2025	$-
Derivative liability associated with the August 2025 Note issued	2,817,218
Change in fair value of the derivative liability	311,778
Balance, September 30, 2025	$3,128,996

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

NOTE 12 – NOTES PAYABLE

A summary of the Company’s third-party debt as of and for period ended September 30, 2025, and the year ended December 31, 2024 is presented below:

September 30, 2025	Trade Facility	Third Party	COVID Loans	Total
Beginning balance, December 31, 2024	$1,397,385	$2,557,023	$154,505	$4,108,913
Proceeds	-	2,530,560	-	2,530,560
Payments	(352,050)	(1,447,699)	(8,145)	(1,807,894)
Recapitalization of debt	-	(4,490)	-	(4,490)
Foreign currency translation	186,840	338,651	17,789	543,280
Ending balance, September 30, 2025	1,232,175	3,974,045	164,149	5,370,369
Notes payable - long-term	-	(1,683,167)	(114,244)	(1,797,411)
Notes payable - short-term	$1,232,175	$2,290,878	$49,905	$3,572,958

December 31, 2024	Trade Facility	Third Party	COVID Loans	Total
Beginning balance, December 31, 2023	$1,908,195	$2,511,148	$186,884	$4,606,227
Proceeds	-	828,080	-	828,080
Payments	(388,163)	(634,653)	(22,806)	(1,045,622)
Foreign currency translation	(122,647)	(147,552)	(9,573)	(279,772)
Ending balance, December 31, 2024	1,397,385	2,557,023	154,505	4,108,913
Notes payable – long-term	-	(1,437,798)	(122,635)	(1,560,433)
Notes payable - short-term	$1,397,385	$1,119,225	$31,870	$2,548,480

Our outstanding debt as of September 30, 2025 is repayable as follows:

September 30, 2025
2026	$3,568,467
2027	773,167
2028	636,545
2029	292,480
2030 and thereafter	95,219
Total debt	5,365,878
Less: notes payable - current portion	(3,572,958)
Recapitalization of debt	4,491
Notes payable - long term portion	$1,797,411

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

Trade Facility Agreements

On May 12, 2017, SkyPharm entered into a Trade Finance Facility Agreement (the “TFF”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”) as amended on November 16, 2017, and May 16, 2018.

During the nine-month period ended September 30, 2025, the Company made principal repayments totaling €300,000 (approximately $352,050). As of September 30, 2025, the Company had an outstanding principal balance of €1,050,000 ($1,232,175), which is fully classified as “Notes Payable” in the Company’s consolidated balance sheets.

June 23, 2020 Debt Agreement

On June 23, 2020, the Company’s subsidiary, Cosmofarm, entered into an agreement with the National Bank of Greece S.A. (the “Bank”) to borrow a maximum of €500,000 ($611,500). The outstanding balance was €0 ($0) and €88,235 ($91,232) as of September 30, 2025 and December 31, 2024, respectively, of which $0 and $91,232 was classified as “Notes payable” respectively, on the accompanying consolidated balance sheets. During the nine-month period ended September 30, 2025, the Company repaid €88,235 ($103,544) of the principal balance.

November 19, 2020 Debt Agreement

On November 19, 2020, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($611,500). During the nine-month period ended September 30, 2025 the Company repaid €83,333 ($97,792) of the principal and as of September 30, 2025, the Company has accrued interest of €3,193 ($3,747) related to this note and a principal balance of €27,778 ($32,597), all of which is classified as “Notes payable” on the accompanying consolidated balance sheets.

July 30, 2021 Debt Agreement

On July 30, 2021, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($578,850). During the nine-month period ended September 30, 2025, the Company repaid €88,044 ($103,319) of the principal. As of September 30, 2025, the Company had accrued interest of €18,545 ($21,763), principal of €118,299 ($138,824), all of which is classified as “Notes payable” on the accompanying consolidated balance sheets.

June 9, 2022 Debt Agreement

On June 9, 2022 the Company entered into an agreement with a third-party lender in the principal amount of €320,000 ($335,008), the “Note”. During the nine-month period ended September 30, 2025 the Company repaid €60,000 ($70,410) of the principal. As of September 30, 2025 and December 31, 2024 the Company has accrued interest of €2,699 ($3,168) and €8,352 ($8,645), respectively, and an outstanding balance of €120,000 ($140,820) and €180,000 ($186,318), respectively, of which $93,880 is classified as “Notes payable” on the accompanying consolidated balance sheets as of September 30, 2025.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

July 14, 2023 Debt Agreement

On July 14, 2023, the Company entered into an agreement with a third-party lender in the principal amount of €1,000,000 ($1,123,700), the “Note”. During the nine-month period ended September 30, 2025 the Company repaid €162,950 ($191,222) of the principal. As of September 30, 2025 and December 31, 2024 the Company has accrued interest of €14,594 ($17,126) and €16,735 ($17,322), respectively, and an outstanding balance of €651,800 ($764,887) and €814,750 ($843,348), of which $254,780 is  classified as “Notes payable” on the accompanying consolidated balance sheets as of September 30, 2025.

Cloudscreen Promissory Note

On January 23, 2024, the Company completed the acquisition of Cloudscreen, a cutting-edge Artificial Intelligence (AI) powered platform. The total purchase price amounted to $637,080 and consisted of 280,000 shares of common stock with a fair value of $319,200 and an amount of $317,880 to be settled in cash during 2024 based on the Promissory Note signed on October 10, 2023. During the nine-month period ended September 30, 2025 the Company repaid $34,268 of the principal. As of September 30, 2025, and December 31, 2024, the Company had an outstanding balance of $281,640 and $279,348 all of which is classified as “Notes payable” on the accompanying consolidated balance sheets.

July 29, 2024 Debt Agreement

On July 29, 2024 the Company entered into an agreement with a third-party lender in the principal amount of €400,000 ($432,760), the “Note”. During the nine-month period ended September 30, 2025, the Company repaid principal of €41,486($48,684). As of September 30, 2025, and December 31, 2024 the Company had an outstanding balance of €358,514 ($420,716) and €400,000 ($414,040), of which $104,311 is classified as “Notes payable” on the accompanying consolidated balance sheets as of September 30, 2025.

December 20, 2024 Debt Agreement

On December 20, 2024 the Company entered into an agreement with a third-party lender in the principal amount of €400,000 ($414,040), the “Note”. During the nine-month period ended September 30, 2025, the Company repaid principal of €66,667($78,233). As of September 30, 2025, and December 31, 2024 the Company has accrued interest of €3,468 ($4,070) and €794 ($821), respectively, and an outstanding balance of €333,333 ($391,167) and €400,000 ($414,040), of which $156,467 is classified as “Notes payable” on the accompanying consolidated balance sheets as of September 30, 2025.

January 27, 2025 Debt Agreement

On January 27, 2025, the Company entered into a bond loan agreement with Attica Bank, providing for maximum borrowings of up to €2,200,000 ($2,357,120). Under the terms of the facility, the Company received initial proceeds of €700,000 ($749,600), which were classified as Notes Payable in the Company’s consolidated financial statements. The remaining borrowing capacity of €1,500,000 ($1,619,400) is available to the Company on a revolving basis, subject to the provision of qualifying checks receivable as collateral. These subsequent drawdowns are classified as Lines of Credit due to their secured and contingent nature. The facility bears interest at a floating rate of 2.95% plus the applicable 6-month Euribor (2.09% as of September 30, 2025). The Note Payable portion of the facility is to be repaid in 10 equal semiannual installments of €70,000 commencing on July 27, 2026. During the 9-month period ended September 30, 2025, the Company repaid principal of €70,000 ($82,145). As of September 30, 2025, and December 31, 2024 the Company has accrued interest of €20,467 ($24,229) and €0 ($0), respectively, and an outstanding balance of €630,000 ($739,305) and €0 ($0), of which $164,290 is classified as “Notes payable -” on the accompanying consolidated balance sheets as of September 30, 2025.

.

May 29, 2025 Debt agreement

On May 29, 2025, the Company entered into a business loan agreement (the “Note”) with a third-party lender in the principal amount of $525,000. The Note carried debt issuance fees of $25,000, which are being amortized over the life of the loan. The loan is short-term in nature, as it is scheduled to be fully repaid by December 15, 2025, through weekly installments. The Note bears fixed total interest of $231,000, which is being accrued evenly over the term of the loan and is payable together with the principal installments. During the nine-month period ended September 30, 2025, the Company made aggregate principal and interest repayments totaling $459,000. As of September 30, 2025, the Company had an outstanding balance of $297,000, all of which is classified as “Notes payable” on the accompanying consolidated balance sheets.

COVID-19 Loans

On May 12, 2020, the Company’s wholly owned subsidiary, SkyPharm SA, was granted a loan from the Greek government in the amount of €300,000 (approximately $366,900). During the nine-month period ended September 30, 2025, an additional principal repayment of €4,688 (approximately $5,501) was made. As of September 30, 2025, and December 31, 2024 the Company has an outstanding balance of €98,438 ($115,516) and €103,125 ($106,745), of which $33,005 is classified as “Notes payable” on the accompanying consolidated balance sheets as of September 30, 2025.

On June 24, 2020, the Company’s subsidiary, Decahedron, received a loan £50,000 ($68,310) from the UK government. As of September 30, 2025, and December 31, 2024 the Company has an outstanding balance of £36,177 ($48,632) and £ 38,144 ($47,761), of which $16,900 is classified as “Notes payable - long term portion” on the accompanying consolidated balance sheets as of September 30, 2025.

None of the above loans were made by any related parties.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

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

Operating Leases

The Company’s weighted-average remaining lease term relating to its operating leases is 3.12 years, with a weighted-average discount rate of 6.74%.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of September 30, 2025:

Maturity of Operating Lease Liability
2026	67,177
2027	253,981
2028	182,436
2029 and thereafter	225,803
Total undiscounted operating lease payments	$729,397
Less: Imputed interest	(76,763)
Present value of operating lease liabilities	$652,634

The Company incurred lease expense, due to amortization of operating lease right-of-use assets, of $67,457 and $76,229 and $197,679 and $235,659, which was included in “General and administrative expenses,” for the three and nine months ended September 30, 2025 and 2024, respectively.

Finance Leases

The Company’s weighted-average remaining lease term relating to its finance leases is 0.85 years, with a weighted-average discount rate of 6.74%.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s finance leases as of September 30, 2025:

Maturity of Lease Liability
2026	6,265
Total undiscounted finance lease payments	$6,265
Less: Imputed interest	(130)
Present value of finance lease liabilities	$6,135

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

The Company had financing cash flows used in finances leases of $7,678 and $27,118 for the nine months ended September 30, 2025 and 2024, respectively.

The Company incurred interest expense on its finance leases of $119 and $457 and interest expense of $451 and $1,765 which was included in “Interest expense”, for the three and nine months ended September 30, 2025 and 2024, respectively. The Company incurred amortization expense on its finance leases of $2,098 and $7,589 and $6,293 and $22,507 which was included in “Depreciation and amortization expense,” for the three and nine months ended September 30, 2025 and 2024, respectively.

NOTE 14 – OTHER LIABILITIES

As of September 30, 2025 the Company’s other liabilities primarily consist of obligations to local tax authorities, payroll taxes, fines, and other miscellaneous liabilities.

The significant components of other liabilities are as follows:

•

The Company’s Greek subsidiaries have $953,853 and $2,552,488 in settled tax liabilities as September 30, 2025 and December 31, 2024, respectively, which are payable in installments to the tax authorities.

•

Payroll and other tax-related current liabilities amount to $4,242,436 and $1,191,315 as of September 30, 2025 and December 31, 2024, respectively, and represent obligations due to tax authorities within the next 12 months.

•

A provision of $678,912 has been recorded for potential tax liabilities related to the unaudited tax years of SkyPharm S.A., in accordance with ASC 450-20, as the Company has assessed that a loss is probable and reasonably estimable.

•	A provision of $433,528 has been recognized for staff leaving compensation, based on actuarial valuations performed in accordance with ASC 715-30 (Defined Benefit Plans – Pension).

•

Customer prepayments totaling $287,168 and $363,708 as of September 30, 2025 and December 31, 2024, respectively, are included in “Other Current Liabilities”, in accordance with ASC 606-10-45-2 (Revenue Recognition – Contract Liabilities).

Liabilities that are due within 12 months from the balance sheet date are classified under “Other Current Liabilities. “Obligations that extend beyond 12 months are classified as “Other Non-Current Liabilities.”

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of September 30, 2025, the following proceedings were pending. None is expected to have a material financial or operational impact upon the Company.

Tax Audit-Related Fine – Cosmofarm

A payment request was issued by the Greek court in relation to a fine arising from a tax audit of Cosmofarm for the financial year 2014. The fine was imposed under Law No. 483/16.12.2020. Cosmofarm appealed the decision under Law No. 11541/09.03.2021; however, the appeal was dismissed 120 days after its submission. The Company settled additional taxes and fines related to this matter in the amount of €91,652 ($99,644) but has filed a claim to recover the amount through appeal. As of September 30, 2025, the trial remains pending.

Criminal Case Related to Dishonored Checks

On October 23, 2023, a criminal case involving dishonored checks issued by Cosmofarm’s customer, Kafantaris, was heard at the Sixth Single-Member Misdemeanor Court of Athens. The case was adjourned to January 26, 2024, on which date the defendant was convicted (Decision No. 1599/2024).

Appeal Against Decision 1389/2021 – Eleutheria Drakopoulou

On January 26, 2023, the Company’s appeal against Eleutheria Drakopoulou and Decision No. 1389/2021 of the Single-Member Court of First Instance of Athens was heard at the Athens Court of Appeal. The appeal was granted in part. The Court ordered the return of the fee to the appellants, dismissed the action against the third defendant (Kozaris), and accepted the action against the first and second defendants (Kastrantas & Cosmofarm). The case was settled in two equal installments by Cosmofarm SA, of €35,000 ($37,880) on July 31, 2024 and of €35,000 ($37,993) on October 31, 2024.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

Pending Lawsuits Against Euaggelismos & Pananikolaou Hospitals

The Company’s subsidiary, Cana Laboratories S.A., has two pending lawsuits against Evangelismos Hospital for unpaid invoices totaling €526,436. The matter falls under the jurisdiction of the Administrative Court of Athens. A hearing for one of the lawsuits took place on December 11, 2024, but the case was postponed due to the Company’s inability at that time to provide the relevant supporting invoices. The Company has since collected the missing documentation and will be able to present it at the new hearing, the date of which has not yet been set. The second lawsuit is scheduled for December 9, 2025, and the Company has similarly gathered all outstanding invoices to support its claim. According to the Company’s legal counsel, the collection of the full amount claimed is considered highly probable.

There was also a lawsuit filed against Papanikolaou Hospital for a total amount of €89,300, relating to unpaid invoices. The case fell under the jurisdiction of the Administrative Court of Athens. The lawsuit (Case No. ΑΓ575/8-11-2024) was subsequently resolved through an out-of-court settlement. Pursuant to Decision No. 1070/2025 of the Administrative Court of Appeal of Thessaloniki, the Company was awarded the amount of €89,948, which was collected in October 2025.

Both claims have been classified under “Other assets” within non-current assets in the Company’s consolidated balance sheets as of September 30, 2025.

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

On April 28, 2025, the Company entered into a settlement agreement with a former employee, acknowledging its obligation to pay €62,500 ($83,719) gross (€62,250 net after applicable severance tax) as termination compensation in nine scheduled installments from April to December 2025, with any additional tax, social security, or other charges to be borne solely by the Company; upon timely and full payment of all installments, the former employee agreed to accept the settlement and confirm the lawfulness and validity of the February 23, 2018 termination. All payments had been made in accordance with the agreed repayment schedule as of September 30, 2025.

Lease Dispute

A lawsuit has been filed against the Company’s subsidiary, Cana, seeking restitution of a leased property, payment of approximately €13,190 in outstanding rent, and €8,488 in compensation for use of the property. The Company has settled the monetary claims in full, rendering that portion of the case moot. However, the claim for restitution of the leased property remains pending and is expected to be accepted by the Single-Member First Instance Court of Athens.

Claims for Recovery of Receivables

The Company’s subsidiary, Cosmofarm SA, is in the process of initiating legal action in the Single-Member First Instance Court of Athens to recover approximately €20,301 in unpaid invoices from a certain customer. The hearing is expected to be scheduled in 2026. Based on legal counsel’s assessment, the claim is anticipated to be upheld. In addition, Cosmofarm SA is preparing to file two further lawsuits for the recovery of €15,143 and €15,255, respectively, related to unpaid invoices concerning two customers. Both hearings are expected to be scheduled in 2026, and legal counsel similarly anticipates favorable outcomes in both cases.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

Advisory Agreements

On September 5, 2025, the Company entered into a marketing services agreement with a third-party advisor, pursuant to which it issued 300,000 shares of its common stock in exchange for stock awareness, investor relations, and digital marketing services. The shares carry full voting rights and vest at a rate of 150,000 shares per month over the 2-month term of the agreement. The fair value of the shares on the issuance date was $0.649 per share, resulting in a total fair value of $194,700.

On July 24, 2025, the Company entered into a marketing services agreement with a third-party advisor, pursuant to which it issued 169,549 shares of its common stock in exchange for marketing and distribution services. The shares carry full voting rights and vest at a rate of 28,258 shares per month over the 6-month term of the agreement. In accordance with the terms of the agreement, if the Company terminates the arrangement, any unvested shares as of the termination date will be subject to claw back. The fair value of the shares on the issuance date was $0.5898 per share, resulting in a total fair value of $100,000.

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

On July 1, 2024 the Company entered into a consulting agreement with a third-party consultant for the provision of a variety of services such as preparation of press releases and other publications, relationship management and other additional services as described in the respective agreement. The agreement has a duration of 16 months, and the consultant will solely receive stock consideration for the services rendered. More precisely, they have been awarded a total of 240,000 shares of the Company’s common stock valued at a total of $264,000 based on the fair value of the Company’s common stock as of the agreements’ date. On July 1, 2025, the Company entered into a new consulting agreement with the above third-party advisor, pursuant to which it issued 240,000 shares of its common stock in exchange for general advisory services. The shares carry full voting rights and vest at a rate of 20,000 shares per month over the 12-month term of the agreement. In accordance with the terms of the agreement, if the Company terminates the arrangement under Section 19 (Termination), any unvested shares as of the termination date will be subject to claw back. The fair value of the shares on the issuance date was $0.3939 per share, resulting in a total fair value of $94,536.

On June 3, 2025, the Company entered into a consulting agreement with a third-party consultant, under which the consultant will provide non-exclusive business advisory services, growth strategy guidance, and networking support through October 30, 2025. As consideration, the Company issued 150,000 shares of common stock, fully earned on the effective date. If the closing price of the common stock nine months after the effective date is lower than the closing price on the effective date (subject to adjustment for corporate actions), the Company will issue additional shares such that the total value of shares issued equals $70,000 based on the nine-month market price. The stock-based consideration was valued at a total of $68,550 based on the fair value of the Company’s common stock as of the agreement’s date.

The corresponding stock-based compensation expense is accrued evenly over the term of the agreements. For the three-month periods ended September 30, 2025 and 2024 the Company has recorded $288,110 and $231,750, respectively, as stock-based compensation for the above agreements, classified as “General and administrative expenses” in the Company’s condensed consolidated statements of operations and comprehensive Income (loss). For the nine months ended September 30, 2025 and 2024 the equivalent stock-based compensation was $533,420 and $463,500, respectively.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

Research and Development Agreements

The Company entered into a Research & Development agreement with Doc Pharma S.A. on May 17, 2021. Under this agreement, Doc Pharma is responsible for the research, development, design, registration, copy rights and licenses of 250 nutritional supplements for the final products called Sky Premium Life®. More specifically, Doc Pharma is responsible for the product development and the Company has added 165 of such products codes in its portfolio as of September 30, 2025. The licenses purchased by Doc Pharma SA are capitalized and included in “Goodwill and intangible assets, net” of the Company’s Unaudited Condensed Consolidated Balance Sheets as of September 30, 2025. Thus, no relevant R&D expense had been charged to the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive income (Loss), concerning this agreement.

On June 25, 2022, the Company signed a research and development (“R&D”) agreement with a third party (CloudPharm PC), through which the Company assigned to the third party the development of new products and services in the field of health, focusing on the human intestinal microbiome. The project includes two phases. Phase 1 has a 20-month duration and its cost amounts to EUR 758,000 ($838,450) and phase 2, has a 22-month duration and a cost of EUR 820,000 ($907,084). The amount will be due and payable upon completion of the corresponding phases. The Company records the corresponding R&D expense based on the project’s progress, which is invoiced by the third party in the relevant period. For the 9-month periods ended September 30, 2025, the Company incurred $22,966 in costs relating to this agreement.

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

On December 3, 2024, the Company and the National Hellenic Research Foundation (NHRF) (Contractor) signed a Research Study Agreement. NHRF will conduct an in vitro study to support modifications to an invention, pursuant to the prior agreement involving CloudPharm PC (signed on June 15, 2022). NHRF ensures scientific rigor, provides updates, and maintains confidentiality. Cosmos Health provides necessary support and documentation. Rights to the research protocol belong to CloudPharm PC, NHRF, and Cosmos Health, while NHRF retains control over its methodologies. NHRF cannot publish findings without Cosmos Health’s approval and cannot use the study for other purposes. The total fee to be paid by the Company amounts to €60,000 plus VAT, payable in three installments. For the nine-month period ended September 30, 2025, the Company incurred EUR 40,000 ($50,052) concerning this agreement, which were included in “Research and Development costs” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

On December 6, 2024, the Company signed an Independent Contractor Agreement with a third-party contractor (the “Contractor”). The Contractor will provide oncology research and development services exclusively to the Company. The contract lasts three years (December 5, 2024 – December 5, 2027) and may be extended by mutual agreement. The Company may terminate the contract immediately for specific causes, including felony conviction, fraud, or loss of medical license. Either party may terminate the contract with 30 days' written notice. Certain compensation obligations will remain even after termination. The monthly consideration to be paid to the Contractor is based on the commencement of the Clinical Trials and New Drugs Applications and additional cash and stock consideration is payable based on certain milestones. None of the milestones were met as of September 30, 2025, and thus the Company has incurred no expenses as of the end of the period.

On December 31, 2024, the Company signed an agreement with a related party, DocPharma SA (the “Licensor”), through which the Company obtained a royalty-bearing, exclusive worldwide license to actively commercialize the patents owned by the Licensor, through research and preclinical and clinical trials for the useful life of the patents, or for 20 years, whichever is longer. The patents, filed in 2016 and 2017 respectively, cover innovative treatments for cancer. The terms of the agreement include an initial payment of EUR 500,000 due by the end of 2024, followed by fixed annual payments of EUR 350,000 during the five-year Start-Up Term from 2025 to 2030. After the Start-Up Term, the Company will pay a 1.5% royalty on annual net sales of licensed products covered by an issued patent. Moreover, the Company retains an optional buy-out right for a total amount of EUR 7,500,000, which can be exercised with 60 days' notice and a 60-day close period. The Company also has the right to sublicense the patents For the nine-month period ended September 30, 2025, the Company did not incur any royalties under this agreement; however, it incurred $34,307 in patent-related expenses, including renewal fees, agency payments, and similar costs.

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

On April 3, 2023, the Company approved incentive stock awards for the CFO, certain officers and directors and other employees of the Company. The awards are in the form of restricted stock and will vest in two parts: 50% on October 2, 2023 and 50% on October 2, 2024. For the three and nine-month periods ended September 30, 2025 and 2024, the Company recorded share-based compensation expense of $0 and $106,636 and $0 and $326,525, respectively, in connection with the “2022 Plan.” As of September 30, 2025, no shares remained reserved and available for future issuance under the Company's 2022 Plan.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

On August 21, 2023, the Board adopted, subject to stockholder approval, the Cosmos Health Inc. 2023 Omnibus Equity Incentive Plan (the “2023 Plan”). The 2023 Plan is designed to enable the flexibility to grant equity awards to our officers, employees, non-employee directors and consultants and to ensure that we can continue to grant equity awards to eligible recipients at levels determined to be appropriate by the Board and/or the Compensation Committee. Subject to certain adjustments (as provided in Section 4.2 of the 2023 Plan) and exception (as provided in Section 5.6(b) of the 2023 Plan), the maximum number of shares reserved for issuance under the Plan (including incentive share options) is 2,500,000 shares. The 2023 Plan was approved by the Company’s stockholders at the Annual Meeting of Stockholders held on September 18, 2023. As of September 30, 2025, no shares remained reserved and available for future issuance under the Company's 2023 Plan.

On September 16, 2024, the Company’s Board of Directors approved incentive stock awards for the CEO, the CFO, certain officers and directors and other key employees of the Company pursuant to the 2023 Plan. The awards are in the form of restricted stock and will vest in two parts: 50% on September 16, 2025 and 50% on September 16, 2026. A total of 2,500,000 shares were awarded For the three and nine-month periods ended September 30, 2025 and 2024 , the Company recorded share-based compensation expense of $318,219 and $48,425 and $944,281 and $48,425, respectively, in connection with the “2023 Plan”. The expense was recorded in accordance with ASC 718 (Compensation—Stock Compensation) and is included in the Company’s Consolidated Statement of Operations.

On September 16, 2024, the Board adopted, subject to stockholder approval, the Cosmos Health Inc. 2024 Omnibus Equity Incentive Plan (the “2024 Plan”). The 2024 Plan is designed to enable the flexibility to grant equity awards to our officers, employees, non-employee directors and consultants and to ensure that we can continue to grant equity awards to eligible recipients at levels determined to be appropriate by the Board and/or the Compensation Committee. Subject to certain adjustments (as provided in Section 4.2 of the 2024 Plan) and exception (as provided in Section 5.6(b) of the 2024 Plan), the maximum number of shares reserved for issuance under the Plan (including incentive share options) is 3,500,000 shares. The 2024 Plan was approved by the Company’s stockholders at the Annual Meeting of Stockholders held on November 19, 2024. As of September 30, 2025, 3,500,000 shares remained reserved and available for future issuance under the Company's 2024 Plan.

On August 5, 2025, the Board adopted, subject to stockholder approval, the Cosmos Health Inc. 2025 Omnibus Equity Incentive Plan (the “2025 Plan”). The 2025 Plan is designed to enable the flexibility to grant equity awards to our officers, employees, non-employee directors and consultants and to ensure that we can continue to grant equity awards to eligible recipients at levels determined to be appropriate by the Board and/or the Compensation Committee. Subject to certain adjustments (as provided in Section 4.2 of the 2025 Plan) and exception (as provided in Section 5.6(b) of the 2025 Plan), the maximum number of shares reserved for issuance under the Plan (including incentive share options) is 6,000,000 shares. The 2025 Plan was approved by the Company’s stockholders at the Annual Meeting of Stockholders held on September 30, 2025. As of September 30, 2025, 6,000,000 shares remained reserved and available for future issuance under the Company's 2025 Plan.

Warrant Anti-Dilution Adjustment and Deemed Dividend

As of September 30, 2025, there were 12,926,506 warrants outstanding and 12,913,172 warrants exercisable with 12,913,172 warrants having expiration dates from May 2026 through October 2029 and 13,334 warrants with no expiration date.

A summary of the Company’s warrant activity for the nine months ended September 30, 2025 and the year ending December 31, 2024 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, January 1, 2024	8,561,476	$3.91	4.64	$18,801
Granted	9,748,252	0.95
Forfeited	-	-	-	-
Exercised	(4,874,126)	-	-	-
Expired	(509,096)	-	-	-
Balance Outstanding, December 31, 2024	12,926,506	$2.63	3.24	$8,920
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, September 30, 2025	12,926,506	2.63	2.50	1,574,521

Exercisable, September 30, 2025	12,913,172	2.63	2.50	1,574,521

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

NOTE 17 – DIGITAL ASSETS

During the three and nine months ended September 30, 2025, the Company purchased 241.3 units of Ethereum. Digital assets recorded at fair value have quoted prices in active markets for identical assets and are classified as Level 1. The following table presents the Company’s digital asset holdings as of September 30, 2025:

	Quantity	Cost Basis	Fair Value	Cumulative Unrealized Gain (Loss)
Ethereum	241.3	$1,000,000	$1,000,057	$57
Total digital assets	241.3	$1,000,000	$1,000,057	$57

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

The Company disaggregates revenue by country to depict the nature and economic characteristics affecting revenue.

The following table presents our revenue disaggregated by country for the three months ended:

Country	September 30, 2025	September 30, 2024
Albania	$23,413	-
Bulgaria	10,722	25,507
Croatia	390	107
Cyprus	56,927	16,519
Greece	16,387,246	12,247,597
SKOPJE North Macedonia	375
UAE	118,402	-
UK	512,545	121,318
USA	405	-
Total	$17,110,425	$12,411,048

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

The following table presents our revenue disaggregated by country for the nine months ended:

Country	September 30, 2025	September 30, 2024
Albania	$79,515	-
Bulgaria	35,040	43,849
Croatia	17,254	19,370
Cyprus	144,520	89,064
Greece	44,023,338	39,385,730
SKOPJE North Macedonia	16,592	-
UAE	249,181	-
UK	1,002,810	664,225
USA	405	-
Total	$45,568,655	40,202,238

NOTE 19 – SEGMENT REPORTING

A. Basis for segmentation

The Group operates through various operating segments, which include the wholesale sector, the pharmaceutical manufacturing sector, the nutraceuticals and pharmaceuticals sector and other, with only the first three of them being reportable segments based on the criteria (quantitative thresholds) of ASC 280. The financial information utilized by our Chief Operating Decision Maker (“CODM”), which is our CEO, for resource allocation and performance evaluation is included within the operating segments described above. The reconciling items presented in the tables below are excluded from the segment data provided to the Chief Operating Decision Maker (“CODM”). The “Other” category primarily consists of corporate expenses, including, but not limited to, costs related to SEC legal and compliance matters, executive compensation, audit and review fees, and other corporate overhead expenses.

B. Information about reportable segments

The tables below present information about the Company's reportable segments for the three and nine month periods ended September 30, 2025. The accounting policies followed in the preparation of the reportable segments are the same with those followed in the preparation of the Company's condensed consolidated financial statements.

Nine-month period ended September 30, 2025

	Wholesale	Pharma manufacturing	Nutraceuticals & Pharmaceuticals	Other	Total
Revenues	40,608,665	1,213,562	3,746,023	405	45,568,655
Cost of Sales	(37,626,788)	(208,777)	(1,916,859)	-	(39,752,424)
Gross Profit	2,981,877	1,004,785	1,829,164	405	5,816,231
General and Administrative expenses	(514,158)	(499,702)	(1,044,103)	(1,221,333)	(3,279,295)
Salaries	(1,381,174)	(1,410,704)	(1,056,693)	(979,841)	(4,828,412)
Sales and Marketing expenses	(971)	(911)	(79,653)	(33,120)	(114,655)
Research and Development costs	-	-	-	(108,603)	(108,603)
Net finance costs	(605,818)	-	44,470	(385,912)	(947,260)
Segment profit / (loss)	479,756	(906,532)	(306,814)	(2,728,404)	(3,461,994)
Reconciling items:
Depreciation and amortization	(171,020)	(451,149)	(321,869)	(108,174)	(1,052,212)
Stock based compensation	-	-	-	(1,730,233)	(1,730,233)
Non-cash interest	-	-	-	(364,550)	(364,550)
Fair value adjustments	-	-	-	(2,620,573)	(2,620,573)
Foreign currency adjustments	168,639	241,489	-	(63,716)	346,412
Other income and expenses	11,563	95,318	11,155	(233,941)	(115,905)
Net profit/(loss) before Income Taxes	488,938	(1,020,874)	(617,528)	(7,849,591)	(8,999,055)

Three-month period ended September 30, 2025

	Wholesale	Pharma manufacturing	Nutraceuticals & Pharmaceuticals	Other	Total
Revenues	14,574,914	412,603	2,122,503	405	17,110,425
Cost of Sales	(13,240,183)	(70,393)	(1,197,231)	-	(14,507,807)
Gross Profit	1,334,731	342,210	925,272	405	2,602,618
General and Administrative expenses	(191,273)	(193,755)	(502,160)	(582,551)	(1,469,739)
Salaries	(517,261)	(684,859)	(391,175)	(326,655)	(1,919,950)
Sales and Marketing expenses	(116)	(181)	(31,377)	(33,120)	(64,794)
Research and Development costs	-	-	-	(18,337)	(18,337)
Net finance costs	(184,070)	-	(76,223)	(308,159)	(568,452)
Segment profit / (loss)	442,011	(536,584)	(75,665)	(1,268,417)	(1,438,655)
Reconciling items:
Depreciation and amortization	(67,464)	(159,552)	(114,441)	(36,454)	(377,911)
Stock based compensation	-	-	-	(570,602)	(570,602)
Non-cash interest	-	-	-	(201,447)	(201,447)
Fair value adjustments	-	-	-	(2,486,762)	(2,486,762)
Foreign currency adjustments	207	241,489	(278,855)	(234,778)	(271,937)
Other income and expenses	-	-	-	(5,577)	(5,577)
Net profit/(loss) before Income Taxes	374,754	(454,648)	(468,960)	(4,804,037)	(5,352,890)

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

The following summary describes the operations of each reportable segment:

Reportable segments	Operations
Wholesale	Distribution and export of pharmaceutical products
Pharma manufacturing	Production of pharmaceutical products
Nutraceutical and pharmaceuticals	Trade of owned nutraceutical & pharmaceutical products

NOTE 20 – SUBSEQUENT EVENTS

Following September 30, 2025, the Company issued an aggregate of 3,050,851 shares of its common stock under its At-the-Market (“ATM”) sales program, pursuant to the Company’s Shelf Registration Statement on Form S-3 (File No. 333-267550). The shares were sold for gross proceeds of $3,354,689 and net proceeds of approximately $3,252,000, after deducting the underwriter’s commissions and other offering expenses.

During the subsequent period, the Company also purchased an additional 233.55 units of Ethereum (“ETH”) at an average purchase price of $4,194.07 per unit, for an aggregate consideration of $1,000,000. The acquisition was made using available cash reserves and is consistent with the Company’s digital asset investment strategy.

On October 16, 2025, the Company announced that it has regained compliance with Nasdaq Listing Rule 5550(a)(2), which requires a minimum bid price of $1.00 per share (the “Listing Rule”). In the Notice, dated October 15, 2025, Nasdaq stated that for the last 18 consecutive business days, from September 22, 2025, to October 15, 2025, the closing bid price of the Company’s common stock has been at or above $1.00 per share. Accordingly, the Company is now in compliance with the Listing Rule, and Nasdaq has closed the matter.

Management has evaluated all other subsequent events through the date these unaudited consolidated financial statements were issued and determined that no additional events or transactions occurred that would require adjustment to, or additional disclosure in, the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations (this "MD&A") have been prepared on the basis of accounting principles applicable to a going concern, which assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

The Company expects to continue to incur significant operating losses for the foreseeable future. If the Company is unable to secure additional capital, it may be required to take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays or entirely prevent the Company's continued efforts to commercialize its current or future products, which are critical to the realization of its business plan and the future operations of the Company. This uncertainty, along with the Company's history of losses, indicates that there is substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

In addition to accessing public markets through the exercise of outstanding warrants, additional public and private debt and equity financings, management believes that the Company has access to additional capital resources through public and/or private equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, it is possible that the Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into strategic alliances or other arrangements on favorable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company's shareholders. If the Company is unable to obtain funding, the Company could be required to delay, reduce or eliminate research and development programs, product portfolio expansion, or future commercialization efforts, which could adversely affect its business prospects. The Company is subject to risks associated with any pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that the Company's research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable.

Available Information

The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2024 (“Form 10-K”) and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

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

On June 27, 2024, the Company signed an exclusive distribution agreement (the “Agreement”) with Pharmalink for its Sky Premium Life products in the UAE. As part of the Agreement, Pharmalink will be responsible for all key functions, including sales and marketing, regulatory affairs, logistics, supply, and distribution of Sky Premium Life® products in the UAE. Cosmos Health has secured its first purchase order from Pharmalink for 130,000 units and anticipates receiving orders of more than 500,000 units in the first two years and in excess of 3,000,000 units over the next five years. Up to November 14, 2025 we have received orders for approximately 170,000 units.

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

Results of Operations

Revenue and Net Loss

For the three months ended September 30, 2025, the Company reported revenue of $17,110,425 and a net loss of $5,352,890, compared to revenue of $12,411,048 and a net loss of $2,182,534 for the corresponding period in 2024. For the nine months ended September 30, 2025, revenue totaled $45,568,655, up from $40,202,238 in 2024, while the net loss was $8,999,055 compared to $6,639,935 for the same prior-year period. Revenue for the three-month period increased 37.8% year-over-year, primarily driven by higher sales generated by our wholly owned subsidiaries SkyPharm S.A., Cosmofarm SA and Cana S.A. SkyPharm continued to expand distribution of its proprietary nutraceutical brand Sky Premium Life (“SPL”) in the United Arab Emirates, Cyprus, and Greece, achieving strong growth across export channels. Cana, our pharmaceutical manufacturing subsidiary, further expanded contract manufacturing agreements and renewed existing relationships, resulting in a material uplift in revenue. Additionally, our wholesale subsidiary, Cosmofarm S.A., was the primary driver of revenue growth, having expanded its client portfolio by approximately 75 new pharmacies during the period.  For the nine-month period, revenue increased 13.4% compared with 2024, reflecting consistent momentum in nutraceutical and contract manufacturing sales.

The net loss increased $3.17 million (≈145%) for the three-month period, primarily as a result of newly recognized non-cash charges:

•	a $2.18 million change in the fair value of convertible notes,
•	$0.31 million change in the fair value of derivative liabilities, and
•	$0.20 million non-cash interest expense.

For the nine-month period, the net loss rose 35.5%, also due to the same non-cash valuation adjustments and higher interest expense, partially offset by improved gross profit and favorable foreign currency translation gains.

Cost of Goods Sold

For the three months ended September 30, 2025 and 2024, the Company reported cost of goods sold (“COGS”) of $14,507,807 and $11,204,186, respectively—an increase of $3,303,621 (29.5%). For the nine-month periods, COGS was $39,752,424 and $36,894,502, respectively—an increase of $2,857,922 (7.7%).

The growth in COGS reflects higher volumes consistent with revenue growth; however, because of a shift toward higher-margin product lines, notably nutraceuticals and contract manufacturing, COGS grew at a slower rate than revenue, yielding a stronger gross margin profile.

Gross Profit

Gross profit for the three months ended September 30, 2025, was $2,602,618, compared to $1,206,862 in 2024, representing an increase of $1,395,756 (115.6%). For the nine-month period, gross profit rose to $5,816,231, from $3,307,736 in 2024, an increase of $2,508,495 (75.9%).

The improvement in gross profit and margin was primarily driven by the overall increase in revenue, reflecting higher sales volumes across the Group’s operations, as well as a favorable sales mix, with a larger proportion of revenue derived from high-margin nutraceutical products and contract manufacturing activities at Cana.

Operating Expenses

Total operating expenses for the three-month period ended September 30, 2025, were $4,421,333, up 28.3% from $3,446,726 in 2024. For the nine months ended September 30, 2025, total operating expenses were $11,113,410, up 12.4% from $9,885,734 in 2024. The increases were primarily due to higher personnel costs, consistent with the Company’s operational expansion, and the inclusion of research and development (R&D) expenses that were not present in the prior-year periods.

Breakdown of principal expense categories:

•

General and Administrative Expenses increased by 14.4% in Q3 and 9.1% year-to-date, primarily driven by higher professional service fees, compliance costs, and administrative overhead. While subsidiaries managed to limit their costs, the majority of the increase originated from the Company’s stock-based compensation.

•

Salaries and Wages rose 45.7% quarter-over-quarter and 19.8% year-to-date, reflecting the recruitment of additional management and scientific personnel at Cana, as well as the onboarding of new employees at Cosmofarm following the addition of new clients.

•

Sales and Marketing Expenses amounted to $64,794 in Q3 2025, compared to $41,848 in Q3 2024, and $114,655 versus $326,291 for the nine-month period. This trend is consistent with a strategic reduction in discretionary promotional spending.

•

Research and Development Costs of $18,337 for Q3 and $108,603 year-to-date were recognized in 2025, arising from research and development agreements. Refer to the Research and Development Agreements section in Note 15 for further details. Research and development ("R&D") costs include costs incurred under agreements with third-party contract research organizations, contract manufacturing organizations and other third parties that conduct preclinical and clinical activities on our behalf and manufacture our product candidates, and other costs associated with our R&D programs, including laboratory materials and supplies. We expect our R&D expenses to increase substantially for the foreseeable future.

•

Depreciation and Amortization increased 24.3% in Q3 2025 to $377,911, reflecting capital expenditures in manufacturing capacity and technology assets. The increase was also significantly influenced by foreign exchange movements, as the average U.S. dollar weakened relative to the euro during the period.

Other Income (Expense)

Total other income (expense), net, amounted to a loss of $3,534,175 for the three months ended September 30, 2025, compared to income of $57,330 in 2024. For the nine-month period, the Company reported a loss of $3,701,876, versus a loss of $61,937 in 2024. The adverse movement is primarily explained by new non-cash financial items introduced in 2025, as follows:

•

Non‑cash Interest Expense amounted to US $201,447 for the three‑month period ended September 30, 2025 and US $364,550 year-to-date. This reflects the amortisation of discounts on convertible notes recently issued.

•

Change in Fair Value of Convertible Notes was a loss of US $2,178,039 for the quarter and US $2,317,631 for the nine-month period ended September 30, 2025, arising from mark-to-market remeasurement of the Company’s convertible instruments issued in Q2 and Q3 2025.

•

Change in Fair Value of Derivative Liabilities totalled US $311,778 (both three- and nine-month periods ended September 30, 2025) reflecting fair-value adjustments for embedded derivatives arising from the ATW convertible note agreement entered in August 2025.

49

•

Gain/(Loss) on Digital Assets of US $57 (three months ended September 30, 2025) is immaterial and arises from the revaluation of digital-asset holdings (specifically approximately US $1 million cost base in ETH).

•	Gain on Equity Investments of US $2,998 for the quarter (US $8,779 for the nine months ended September 30, 2025) represents a combination of realised and unrealised gains on equity holdings.
•

Interest Expense increased to US $669,150 in Q3 2025 (from US $181,429 in Q3 2024) and to US $1,245,071 for the nine-month period ended September 30, 2025 (versus US $692,547 in the equivalent 2024 period), primarily due to new financing arrangements at Cosmofarm and the issuance of six convertible notes by the Company in Q2 and Q3 2025.

•

Interest Income remained broadly stable at US $100,698 for Q3 2025 (versus US $101,236 in Q3 2024) and US $297,811 for the nine-month period ended September 30, 2025 (versus US $309,031 in in the equivalent 2024 period).

•

Foreign Currency Transaction, Net reflected a loss of US $271,937 in Q3 2025 (gain of US $139,016 in Q3 2024) and a nine-month gain of US $346,411 (vs. US $158,463 in 2024). The Q3 loss primarily reflects revaluation of USD- and GBP-denominated balances of entities with EUR and GBP functional currencies, as quarter-specific FX movements outweighed the year-to-date strengthening of the euro.

The overall decline in “Other Income (Expense)” results from the introduction of the non-cash valuation and fair value remeasurement items, which did not exist in prior periods and therefore represent a significant accounting change in 2025.

Foreign Currency Translation Adjustment

The Company recognized foreign currency translation gains of US $255,263 for Q3 2025 and US $2,849,001 for the nine months ended September 30, 2025, compared to US $747,879 and a loss of US $27,988, respectively, in the prior year. These gains primarily reflect the appreciation of the euro and British pound against the U.S. dollar, which increased the USD value of the Company’s European and UK subsidiaries when their financial statements were translated into the reporting currency.

Quarter-to-quarter fluctuations in translation gains and losses are driven by the timing of period-end exchange rates, the relative strength of the USD, and the composition of foreign-currency-denominated assets and liabilities, highlighting the Group’s exposure to currency translation risk.

Liquidity and Capital Resources

As of September 30, 2025 compared with December 31, 2024

As of September 30, 2025, the Company’s liquidity position improved significantly compared to December 31, 2024, primarily due to strong financing inflows. Total cash and restricted cash increased to $4,633,660 from $315,105 at the end of 2024, with restricted cash representing most of this balance at $3,744,219. The restricted cash is specifically earmarked for the purchase of ETH crypto assets, in accordance with the convertible note agreement signed on August 5, 2025.

Cash Flows from Operating Activities

Operating activities continued to generate negative cash flow, with net cash used in operations amounting to $3,851,273 for the nine months ended September 30, 2025. The outflow was driven primarily by consolidated net losses of $8,999,055, partially offset by non-cash adjustments including stock-based compensation of $1,730,233, depreciation and amortization of $1,045,919, and changes in the fair value of convertible notes of $2,317,631. Movements in working capital had a mixed impact, as increases in accounts receivable and inventory reduced cash, while higher accounts payable and accrued expenses partially offset these outflows. Overall, the reduction in operating cash outflow compared to the prior period was minimal.

Cash Flows from Investing Activities

Investing activities during the nine months ended September 30, 2025, resulted in a net cash outflow of $945,282, primarily driven by the purchase of digital assets and modest expenditures on property and intangible assets. These outflows were partially offset by proceeds from loan receivables totaling $199,483, which were notably lower than the $550,565 received in the same period of the prior year. The reduction in loan repayments, combined with strategic purchases such as digital assets, contributed to a decline in net cash generated from investing activities compared to the prior year.

Cash Flows from Financing Activities

The primary source of cash inflows during the nine months ended September 30, 2025, was financing activities, which generated net inflows of $9,357,403. The largest contributor to these inflows was the issuance of convertible notes by the Company, providing proceeds of $9,839,348. In addition, the Company actively managed its lines of credit, drawing $20,798,759 during the period, partially offset by repayments of $21,117,614, reflecting careful oversight of short-term debt facilities to maintain liquidity. Proceeds from the issuance of common stock, totaling $1,021,934, were primarily related to sales conducted pursuant to the Company’s at-the-market (ATM) equity program, supporting additional capital needs. Financing cash outflows included payments of financing fees of $1,698,606 related to the convertible notes and the ATM program, repayments of notes payable totaling $1,574,100—which were higher than the prior period as the proceeds from new note issuances were also larger—and payments of related party loans of $6,700, while the Company additionally received proceeds of $2,101,751 from new note payables. Collectively, these financing activities more than offset the combined cash outflows from operating and investing activities, highlighting the Company’s continued focus on advantageous funding, including convertible notes, lines of credit, and ATM equity sales, to sustain working capital, support operations, and fund strategic investments during the period.

In summary, the Company’s total liquidity strengthened significantly in the first nine months of 2025, reflecting successful financing initiatives and prudent cash management. Cash and restricted cash increased to $4,633,660, providing a solid foundation to support ongoing operations, working capital requirements, and strategic investments. The restricted cash earmarked for the ETH purchase under the August 5, 2025 convertible note agreement represents a planned and strategic use of funds, positioning the Company to capitalize on emerging digital asset opportunities. Overall, the Company’s enhanced liquidity position highlights its improved financial flexibility and ability to fund growth initiatives while continuing to manage operational and investment needs effectively.

Going Concern

We anticipate using cash in our bank account as of September 30, 2025, cash generated from debt or equity financing, from investing activities or from management loans to the extent that funds are available to do so to conduct our business in the upcoming year. Management is not obliged to provide these or any other funds. If we fail to meet these requirements, we may lose the qualification for quotation and our securities would no longer trade on Nasdaq Capital Market. Further, as a consequence we would fail to satisfy our reporting obligations with the Securities and Exchange Commission (“SEC”), and investors would then own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

As noted above, the Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the continuation of the Company as a going concern. For the nine‑month period ended September 30, 2025, the Company generated revenue of $45,568,655, incurred a net loss of $8,999,055, and used $3,851,273 of net cash in operating activities. As of September 30, 2025, the Company had cash and cash equivalents of $889,441 and restricted cash of $3,744,219, compared to $315,105 as of December 31, 2024, reflecting an increase of $4,318,555. The Company also had negative working capital of $430,029, an accumulated deficit of $123,021,330, and stockholders’ equity of $23,134,884.

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

From a financing perspective, during the nine‑month period ended September 30, 2025, the Company raised capital through the issuance of convertible notes and by entering into new third-party debt facilities. In addition, the Company is pursuing amendments to certain debt facilities to defer principal repayments and exploring additional debt financing opportunities to enhance liquidity. Finally, on August 5, 2025, the Company entered into a Securities Purchase Agreement (the “Agreement”) for the issuance of up to $300 million of senior secured convertible promissory notes, with an initial $8 million closing completed on August 6, 2025 (the “Initial Note”), while additional tranches of up to $292 million may be issued in multiple subsequent closings, subject to the satisfaction of certain management and regulatory conditions as defined in the Agreement. The availability of these proceeds, primarily intended for digital asset acquisition and working capital, significantly improves the Company’s liquidity and alleviates substantial doubt regarding our ability to continue as a going concern for at least the next 12 months. Under the terms of the Initial Note, the Company is entitled to receive an additional $2 million upon the effectiveness of the registration statement covering the shares issuable upon conversion of the Initial Note. Management is also considering postponing certain payments to suppliers and other creditors if required. Although these actions are intended to address the going concern uncertainty, there can be no assurance that the Company will be successful in executing its plans or obtaining the necessary funding. Moreover, following the Company’s resolution of the SEC-related limitations on the use of its Form S-3 registration statement, which had been temporarily affected by delayed filings, the Company was able to resume issuances under its At-the-Market (“ATM”) sales program. During the period from September 22, 2025, through the date of issuance of this report, the Company issued an aggregate of 3,992,541 shares of its common stock pursuant to its Shelf Registration Statement on Form S-3 (File No. 333-267550). The shares were sold for gross proceeds of $4,376,622, thereby enhancing the Company’s cash position and liquidity.

The proceeds from the ATM sales provide additional working capital and mitigate, to some extent, the Company’s liquidity constraints.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing to fund its operations and meet its obligations as they become due. Considering the Company’s significant net loss and negative operating cash flows for the reporting period, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Such adjustments could include the realization of assets and settlement of liabilities at amounts that may differ materially from those reflected in the accompanying consolidated financial statements.

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

In 2024 and during the nine-month period ended September 30, 2025, we continued to execute on the core elements of our “Growth Strategy”, which remains as follows:

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

Contractual Obligations

We have no significant contractual arrangements other than those noted in our financial statements.

Off Balance Sheet Arrangements

As of September 30, 2025, there were no off-balance sheet arrangements.

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

Digital Assets

The Company's digital assets are initially recorded at cost and are subsequently measured at fair value as of each reporting period. The Company determines the fair value of its digital assets in accordance with ASC 820, Fair Value Measurement, based on quoted prices in its principal market for Ethereum (Level 1). Changes in fair value are recognized as incurred in the Company's consolidated statement of income (loss) and comprehensive income (loss), as “Gain (loss) on digital assets,” within non-operating (income) and expenses, net.

Updated share information

As of September 30, 2025, we had 31,869,041 common shares issued and outstanding. In addition, there were 26,305,652 common shares issuable upon the conversion of our outstanding convertible notes and the exercise of our outstanding warrants.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were ineffective due to material weaknesses stated below:

•	The Company does not have an adequate level of supervision and segregation of duties.

•

The Company lacks effective design and operation of controls over certain information technology general controls (ITGCs), including segregation of incompatible duties, program change management, and user access controls.

We are in the process of remediating all material weaknesses present in our internal controls and we plan to complete such remediation by December 31, 2025. Pursuant to this initiative, we have engaged a third-party consultant to assist in the design and implementation of controls, as well as in the evaluation of current gaps and procedures. The project has commenced since August 2025 and is expected to be completed by year-end 2025, culminating in the delivery of a comprehensive report by the consultant.

- The Company does not have an adequate level of supervision and segregation of duties.

We are in the process of updating the organizational chart in order to reallocate roles among personnel and emphasize sharing the responsibilities of key business processes by distributing the discrete functions of these processes to multiple people and departments.

-  The Company lacks effective design and operation of controls over certain information technology general controls (ITGCs), including segregation of incompatible duties, program change management, and user access controls.

We are in the process of updating our organizational structure to reallocate roles among personnel. Our goal  is to emphasize the necessity of sharing the responsibilities with respect to key business processes by distributing the discrete functions of these processes to multiple people and departments. As the Company grows and additional resources become available, management plans to expand the finance team and reassign responsibilities to achieve more effective separation of duties. Enhanced management review procedures have been implemented immediately.

Our management is committed to maintaining a strong internal control environment. Management is taking comprehensive actions to remediate the material weakness related to ineffective design and operation of controls over certain ITGCs, which include the following:

•	We will continue to reassess staffing and add additional resources, as required, with the requisite experience and training, to support our system of internal control;

•	Implement a training program for all personnel responsible for internal controls over financial reporting, including educating control owners regarding the requirements of each control.

•

For control owners with IT responsibilities, develop and implement additional training and awareness programs addressing ITGC policy and requirements, with a specific focus on user access and change management processes and controls;

•

Continue to enhance, standardize and monitor the ongoing improvements in design and operating effectiveness of our controls and the adherence of our personnel to any enhancements in controls, policies, and procedures.

•	With our IT environment, increase the extent of oversight and verification checks included in the operation of user access and program change management controls and processes.

We believe the foregoing efforts will effectively remediate the identified material weakness in internal controls over financial reporting. Because the reliability of the internal control process requires repeatable execution, the successful remediation will require review and evidence of effectiveness prior to management concluding that the Company’s internal controls over financial reporting are effective. We may also conclude that the additional measures may be required to remediate the material weakness which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the material weakness expeditiously.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no changes since the filing of the Company’s Form 10-K for the year ended December 31, 2024. From time to time, we may become involved in various disputes and litigation matters that arise in the ordinary course of business. For more information, refer to Note 15. Commitments and Contingencies in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. Previously reported on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the nine months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

During the nine months ended September 30, 2025, Dr. Manfred Ziegler resigned as a director of the Company, effective August 4, 2025.

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

Cosmos Health Inc.

Date: November 14, 2025	By:	/s/ Grigorios Siokas
Grigorios Siokas
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Georgios Terzis
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

