Form 10-K
period 2025-12-31
Cosmos Health Inc.
filed 2026-04-15
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to $0.42, the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter 9,526,306 as of June 30, 2025.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 50,824,657 as of April 14, 2026.

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

According to a study published by Towards Healthcare, the global generic drugs market was valued at $424.98 billion in 2025 and is projected to reach $874.63 billion by 2033, representing a Compound Annual Growth Rate (CAGR) of 8.35% throughout the forecasted period. The rise in patent expiration, increasing demand for cost-effective and efficient medicines and less complex approval process for generics drive the market growth.

The global nutraceuticals market size was valued at USD 591.15 billion in 2024, grew to USD 636.31 billion in 2025, and is projected to reach approximately USD 1,234 billion by 2034, expanding at a CAGR of 7.64% between 2025 and 2034 (Towards Healthcare, Nutraceuticals Market Projected to Hit USD 1,234.34 Billion by 2034, Preventive Health Trends Propel Global Demand, GlobeNewswire, October 30, 2025). This growth reflects a sustained and growing consumer interest in products that promote wellness and help prevent illness. This shift toward preventive health is a key driver of increasing market demand.

According to the Towards Healthcare study, the global obesity & weight management market size is calculated at USD 163.13 billion in 2025 and is expected to be worth USD 362.1 billion by 2034, expanding at a CAGR of 8.3% from 2024 to 2034, driven by the increasing prevalence of obesity and its associated health risks, including diabetes, hypertension, and orthopedic conditions.

According to Future Market Insights, the global hospital disinfectant products and services market size is expected to reach $75.6 billion in value by 2033. This reflects a compound annual growth rate (CAGR) of 7.7% during the forecast period, with the EU and UK market playing a significant role.

The global oncology drugs market size was valued at USD 256.46 billion in 2025 and is projected to grow from USD 286.36 billion in 2026 to USD 697.59 billion by 2034, exhibiting a CAGR of 11.77% during the forecast period (Fortune Business Insights, Oncology Drugs Market Size, Share & Growth Forecast, 2025). This growth is primarily driven by the increasing prevalence of cancer globally, continuous advancements in targeted therapies and immunotherapies, and a strong pipeline of innovative drug launches.

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

In 2025, we continued to execute on the core elements of our “Growth Strategy”, which remains as follows:

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

Below is an analysis per category of our inventory as of December 31, 2025:

Product Categories	Balance as of December 31, 2025($)	Percentage of total Inventory
Pharmaceuticals	4,599,638	74.73%
Parapharmaceuticals	1,133,686	18.42%
Manufacturing products	4,254	0.07%
Raw materials	235,785	3.83%
Dairy products	38,359	0.62%
Veterinary medicine	1,265	0.02%
Other	142,003	2.31%
Less provisions	(376,848)
Total	5,778,142

Business Offerings

Manufacturing

By being licensed under European Good Manufacturing Practices (GMP) and certified by the European Medicines Agency (EMA), we are competent to produce our own pharmaceutical products as well as ramping up revenue generation from manufacturing for third parties. Our facilities can accommodate a wide range of pharmaceuticals products in the form of tablets, capsules, syrups, nasal sprays, creams, gels, ointments and a broad range of other products such as nutraceuticals, cosmetics, biocides, and medical devices.

Full Line Wholesaler

As a full line pharmaceutical wholesaler, we distribute a comprehensive range of pharmaceutical products, including prescription medications, (OTC) drugs, medical devices, food supplements, nutraceuticals, cosmetics and other healthcare products, to various businesses within the healthcare sector such as retail pharmacies, hospitals, private clinics and other wholesale pharmaceutical distributors.

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

Telehealth services

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

We have built on promising preclinical discoveries, predictive insights, and simulations generated by Cosmos Health's AI-powered Cloudscreen® drug repurposing platform. Recent in vitro studies have validated the therapeutic potential of a repurposed marketed drug for both indications, with inventors establishing a novel mechanism of action unique to each of the following disease. For instance:

-

Multiple sclerosis (MS) is a chronic autoimmune disorder that affects the central nervous system, leading to a broad spectrum of symptoms and potentially significant disability. The global prevalence of MS has shown a sustained upward trend over recent decades, with approximately 2.9 million people currently living with the condition worldwide, reflecting a significant increase from 2.3 million in 2013 (Kapica-Topczewska et al., Multiple Sclerosis: An Ethnically Diverse Disease with Worldwide Equity Challenges Accessing Care, MDPI Brain Sciences, December 2025).

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

Obesity & Weight Management (CCX0722)

By employing novel amino acid-based cross-linkers, a series of water-absorbent polymeric networks, known as superabsorbent hydrogels (SAHs), our obesity product, CCX0722, has emerged as promising candidates for weight management and obesity. Spatial fillers are hydrophilic biopolymer grids capable of absorbing and retaining large amounts of water or biological fluids. CCX0722 is expected to reduce food intake by increasing satiety and reducing appetite. The product is being optimized in terms of its physicochemical properties and its effects on gut microflora through a series of in vitro studies and simulations

We are currently finalizing the scale-up production phase of CCX0722, paving the way for human clinical trials and targeting a market launch in the third or fourth quarter of 2026. Building on the successful completion of pilot production and previous development milestones, the Company is now actively engaging with contract research organizations (CROs) to complete the technical dossier, and clinical trials are set to be completed between the end of 2025 and the beginning of 2026. This strategic progress marks a critical step in positioning CCX0722 for regulatory submission and potential classification as a class III medical device.

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

Product Insurance

We maintain insurance coverage for our warehouses and inventory against risks such as damage or theft. However, we do not insure products after the point of sale, as transactions are conducted under an Ex-Works (EXW) basis, whereby customers assume responsibility for transportation and any associated risks, including insurance coverage. Looking ahead, we will continue to reassess this approach and may consider obtaining product liability insurance to mitigate part or all of our exposure to product-related risks.

Customers

Through our subsidiaries, we primarily sell pharmaceutical products directly to pharmacies and a limited number of large wholesale drug distributors who, in turn, supply-sell the products to other wholesalers, hospitals, pharmacies, and governmental agencies across the European Union member state. No customer accounted for 10% or more of our total consolidated revenues during the years ended December 31, 2025 and 2024.

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

Geographic Markets

The majority of our revenues are generated from operations in the European Union and UK, with growing contributions from the UAE and North America, all earned outside of the U.S. during 2025 and with initial US operations commencing in 2026. All of our foreign operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls, fluctuations in the relative values of currencies, political and economic instability and restrictive governmental actions. Our geographical market sales distribution of our total consolidated revenues during the years ended December 31, 2025 and 2024 are as follows:

	2025	2024
Greece	97.33%	97.26%
UK	1.65%	1.56%
Croatia	0.07%	0.09%
Bulgaria	0.05%	0.12%
UAE	0.39%	0.63%
Albania	0.17%	0.00%
SKOPJE North Macedonia	0.03%	0.00%
Cyprus	0.31%	0.34%
Total	100.00%	100.00%

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

Information Systems

Our wholesale operations are managed through a primary enterprise resource planning (“ERP”) system, which supports key functions including electronic order entry by customers, invoice processing, purchasing, and inventory tracking. Our Greek subsidiaries—SkyPharm S., Cosmofarm S.A., and Cana S.A.—operate on separate ERP systems. In addition, our UK subsidiary and our U.S. parent company each utilize their own distinct ERP platforms.

We are in the process of implementing a centralized platform that will consolidate data from all these systems to ensure accurate and efficient financial reporting across the group. We aim to finalize this implementation by the end of 2026. This system integration is intended to strengthen data accuracy, streamline consolidation processes, and support timely reporting in accordance with applicable regulatory requirements.

Additionally, we are improving our entity-wide infrastructure to enhance efficiency, capabilities, and speed to market. We continue to invest in advanced information systems and automated warehouse technology. For example, to comply with future pedigree and other supply chain custody requirements, we have made significant investments in secure supply chain information systems.

The Company processes a substantial portion of its purchase orders, invoices, and payments electronically and continues to invest in expanding its electronic interface with suppliers. The Company has also integrated warehouse operating systems to manage the majority of transactional volume. These systems have improved distribution productivity and operating leverage.

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

A major part of our business relates to the trading of branded and generic pharmaceutical products and medicines within the EU member states. In order to be able to operate our business, we need to comply with EU regulations, as well as EU member states regulations that govern various operations of our business. The Greek government regulation that applies to our business requires the granting to our operating subsidiaries of the Authorization for Wholesale Distribution of Medicinal Products for human use. In order for this Authorization to be granted, the companies need to always comply with certain Good Distribution Practices (“GDP”) that mainly assure the proper storage, handling, distribution and trade of the pharmaceutical products.

On July 22, 2015, the National Medicines Agency in Greece approved the license of wholesale sale of pharmaceutical products under the name SkyPharm SA with set validity at five years and an expiration date of July 22, 2020. Subsequently, on June 15, 2020, SkyPharm legally and timely submitted the application for renewal of the wholesale license of pharmaceutical products to the National Medicines Agency. The National Medicines Agency did not respond, therefore the Company asked for an immediate decision on the renewal. Two months after the filing of the no. 3459 / 15.01.2021 letter and almost nine months after the no. 627615.06.2020 company application for the renewal, the National Medicines Agency replied by rejecting the renewal request on March 9, 2021 (ref. 62769 / 20-25.02.2021). In addition, document No. 127351-16.12.2021 of EOF (Greek National Medicines Organization) to SkyPharm states that after an inspection of EOF at the premises of Doc Pharma, we did not have a wholesale license in violation of article 106 par. 1b and par. 1c of the ministerial decision D.YG3a / GP.32221 / 29-4-2019. The National Medicines Agency imposed a fine of €15,000 ($16,225) on SkyPharm for the above case, which was included in “General and administrative” expense on the accompany statement of operations and comprehensive loss for the 12-month period ended December 31, 2024.

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

Cosmofarm received its Wholesale Distribution Authorization for human use on February 15, 2019, issued by the National Organization for Medicines. The license is valid for a period of five years in accordance with EU Directive 2013/C343/01 and was renewed on February 14, 2024. Furthermore, Cosmofarm was granted a GDP (Good Distribution Practice) certificate on November 11, 2019.

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

Research and Development

The Company entered into a Research & Development agreement with Doc Pharma S.A. on May 17, 2021. Under this agreement, Doc Pharma is responsible for the research, development, design, registration, copy rights and licenses of 250 nutritional supplements for the final products called Sky Premium Life®. More specifically, Doc Pharma is responsible for the product development and the Company has added 165 of such products codes in its portfolio as of December 31, 2025. The licenses purchased by Doc Pharma SA are capitalized and included in “Goodwill and intangible assets, net” of the Company’s Consolidated Balance Sheets as of December 31, 2025. Thus, no relevant R&D expense had been charged to the Company’s Consolidated Statements of Operations and Comprehensive Loss, concerning this agreement.

On June 25, 2022, the Company signed a research and development (“R&D”) agreement with a third party (CloudPharm PC), through which the Company assigned to the third party the development of new products and services in the field of health, focusing on the human intestinal microbiome. The project includes two phases. Phase 1 has a 20-month duration and its cost amounts to EUR 758,000 ($838,450) and phase 2, has a 22-month duration and a cost of EUR 820,000 ($907,084). The amount will be due and payable upon completion of the corresponding phases. The Company records the corresponding R&D expense based on the project’s progress, which is invoiced by the third party in the relevant period. For the 12-month periods ended December 31, 2025 and 2024, the Company incurred $22,996 and $0 of such costs respectively included in “Research and Development costs” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

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

On December 3, 2024, the Company entered into a Research Study Agreement with the National Hellenic Research Foundation (“NHRF” or the “Contractor”) for an in vitro study supporting modifications to an existing invention. This study is conducted under a prior agreement between the Company, NHRF, and CloudPharm PC, originally signed on June 15, 2022. Under the agreement, while conducting the study, NHRF will ensure scientific rigor, provide periodic updates, and maintain confidentiality. Cosmos Health will supply the necessary documentation and support to the research. Ownership of the research protocol is shared among CloudPharm PC, NHRF and Cosmos Health, while NHRF retains control over its methodologies. NHRF is prohibited from publishing findings without Cosmos Health’s approval or using the study for any other purpose. The total contract value is €60,000 plus VAT, payable in three installments. For the 12-month period ended December 31, 2025, the Company incurred €45,000 ($50,052) in costs related to this agreement, which were recorded under “Research and Development costs” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

On December 6, 2024, the Company signed an Independent Contractor Agreement with a third-party contractor (the “Contractor”). The Contractor will provide oncology research and development services exclusively to the Company. The contract lasts three years (December 5, 2024 – December 5, 2027) and may be extended by mutual agreement. The Company may terminate the contract immediately for specific causes, including felony conviction, fraud, or loss of medical license. Either party may terminate the contract with a 30-day written notice. Certain compensation obligations will remain effective after termination. The monthly consideration to be paid to the Contractor is based on the commencement of the Clinical Trials (as defined in the agreement) and New Drugs Applications (as defined in the agreement) and additional cash and stock consideration is payable based on certain milestones. None of the milestones were met as of December 31, 2025, and thus the Company has incurred no expenses as of the end of the period.

On December 31, 2024, the Company signed an agreement with a related party, DocPharma SA (the “Licensor”), through which the Company obtained a royalty-bearing, exclusive worldwide license to actively commercialize the patents owned by the Licensor, through research and preclinical and clinical trials for the useful life of the patents, or for 20 years, whichever is longer. The patents, filed in 2016 and 2017 respectively, cover innovative treatments for cancer. The terms of the agreement include an initial payment of EUR 500,000 due by the end of 2025, followed by fixed annual payments of EUR 350,000 during the five-year Start-Up Term from 2025 to 2030. After the Start-Up Term, the Company will pay a 1.5% royalty on annual net sales of licensed products covered by an issued patent. Moreover, the Company retains an optional buy-out right for a total amount of EUR 7,500,000, which can be exercised with a 60 day-notice and a 60-day close period. The Company also has the right to sublicense the patents. For the 12-month period ended December 31, 2025, the Company incurred EUR 350,000 ($410,760) in royalties concerning this agreement, which were included in “Research and Development costs” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

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

On June 27, 2024, the Company entered into an exclusive distribution agreement (the “Agreement”) with Pharmalink for the distribution of its Sky Premium Life® products in the United Arab Emirates (UAE). Under the Agreement, Pharmalink is responsible for all key functions, including sales and marketing, regulatory affairs, logistics, supply, and distribution of the Sky Premium Life® product line within the UAE. The Company has received an initial purchase order from Pharmalink for 130,000 units and expects to receive orders exceeding 500,000 units during 2026, and more than 3,000,000 units over the next five years. However, as of the filing date, no additional orders have been executed.

On September 28 and October 28, 2025, the Company entered into two separate exclusive distribution agreements for the distribution of its branded nutraceutical products under the “Sky Premium Life” brand in Kuwait and Jordan, respectively. Under the terms of the agreements, the distributors are required to pay 50% of the total order value upon placement of an order, with the remaining 50% payable upon notification by the Company that the order is ready and no later than five (5) days prior to the expected shipment date.

Employees & Human Capital

As of December 31, 2025, we had a total of 163 full-time employees. Of these, 13 were engaged in sales, 4 in procurement, 47 in warehouse services, 24 in logistics and transportation, 3 in quality assurance, 14 in finance and accounting, 2 in management, 4 in cleaning services, 18 in the call center, 9 in research and development, 24 in administrative support services, and 1 in information technology. None of our employees are represented by labor unions. We consider our employee relations to be good and have not experienced any work stoppages, slowdowns, or other serious labor issues that have materially impeded our business operations.

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

Currency exchange rate fluctuations could adversely affect our results of operation and financial condition

In 2025, we recognized more than 98% of our net sales in markets outside the United States, while we commenced initial sales in the US through our Sky Premium Life nutraceutical brand, with the majority of revenues still generated outside the US., the majority of which were recognized in each market’s respective local currency. We purchase inventory from companies in foreign markets, some of them in U.S. dollars. In preparing our financial statements, we translate net sales and expenses in foreign countries from their local currencies into U.S. dollars using average annual exchange rates. Because our sales are in foreign countries, exchange rate fluctuations may have a significant effect on net sales and earnings. Our reported earnings have been significantly affected by fluctuations in currency exchange rates, with net sales and earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar.

Geopolitical issues, conflicts and other global events could adversely affect our results of operations and financial condition

Because our business is conducted outside of the United States, it is subject to global political issues and conflicts such as the current war in the Ukraine or the conflict in the Middle East. Such political issues and conflicts could have a material adverse effect on our results of operations and financial condition if they escalate in areas in which we do business. In addition, changes in and adverse actions by governments in foreign markets in which we do business could have a material adverse effect on our results of operations and financial condition.

Climate change and related legislation or regulations may adversely impact our business, including potential financial, operational and physical impacts.

The nature of our business has not required any material capital expenditures to comply with federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment. No material capital expenditures to meet such provisions are anticipated. Such regulatory provisions did not have a material effect upon our results of operations or competitive position during the year ended December 31, 2025.

Cybersecurity risks and the failure to maintain the integrity of data could expose us to data loss, litigation and liability, which could adversely affect our results of operations and financial condition.

We collect and retain large volumes of data from employees and independent consultants, including credit card numbers and other personally identifiable information, for business purposes, including transactional and promotional purposes. Our various information technology systems enter, process, summarize and report such data. The integrity and protection of this data are critical to our business. We are subject to significant security and privacy regulations, as well as requirements imposed by the credit card industry. Similarly, a failure to adhere to the payment card industry’s data security standards could cause us to incur penalties from payment card associations, termination of our ability to accept credit or debit card payments, litigation and adverse publicity, any of which could have a material adverse effect on our business and financial condition. Maintaining compliance with these evolving regulations and requirements could be difficult and may increase costs. In addition, a penetrated or compromised data system or the intentional, inadvertent, or negligent release or disclosure of data could result in theft, loss or fraudulent or unlawful use of company, employee, consultant or guest data which could adversely affect our reputation, disrupt our operations, or result in remedial and other costs, fines or lawsuits, which could have a material adverse effect on our results of operations and financial condition. Although we take measures to protect the security, integrity and confidentiality of our data systems, we experience cyber-attacks of varying degrees and types on a regular basis. Our infrastructure may be vulnerable to these attacks, and in some cases, it could take time to discover them. Breaches of our data systems, or those of our vendors, whether from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware or malware, employee or insider error, malfeasance, social engineering, vendor software supply chain compromises, physical breaches or other actions, could result in material interruptions or malfunctions in our or such vendors’ websites, applications, data processing, or disruption of other business operations. For various reasons or circumstances, our employees may work remotely from time to time. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information to gain access to our data or our users’ or customers’ data. Any such breach or unauthorized access could result in unauthorized disclosure, misuse or loss of sensitive information and lead to significant legal and financial exposure, regulatory inquiries or investigations, loss of confidence by our sales force, disruption of our operations and damage to our reputation. These risks are heightened as we work with third-party partners and as our sales force uses social media, as the partners and social media platforms could be vulnerable to the same types of breaches.

We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. A cyber-attack could also lead to litigation, fines, other remedial action, heightened regulatory scrutiny and diminished customer confidence. In addition, our remediation efforts may not be successful, and we may not have adequate insurance to cover these losses. The unavailability of the information systems or the failure of these systems to perform as anticipated for any reason could disrupt our business and could have a material adverse effect on our business, results of operations, cash flows and financial condition. Moreover, cyber-attacks against the Ukrainian government and other countries in the region have been reported in connection with the recent conflicts between Russia and Ukraine and in the Middle East, including Iran. To the extent such attacks have collateral effects on global critical infrastructure, financial institutions or us, such developments could adversely affect our business, operating results and financial condition. At this time, it is difficult to assess the likelihood of such threat and any potential impact at this time.

Inflation and rising interest rates in the EU

In December 2025, the annual inflation rate in the European Union was approximately 2.3%, reflecting a continued moderation compared to the elevated inflation levels observed in prior years. The annual average change in the Harmonized Index of Consumer Prices (HICP) in the EU during the ten-year period from 2016 to 2025 was approximately 2.6%.

Inflationary pressures in recent years have adversely affected our business due to higher costs for raw materials, increased transportation expenses, and higher overall operating costs. Although inflation has moderated during 2024 and 2025, cost levels across several categories remain elevated compared to historical averages.

In addition, the significant increase in global benchmark interest rates in recent years has adversely affected our business, as substantially all of our loan facilities carry floating interest rates, which may result in increased financing costs and higher cash outflows. During 2025, we observed a modest decline in floating benchmark rates following monetary policy easing by major central banks, including the Federal Reserve and the European Central Bank. However, interest rates remain, on average, higher than levels observed during most periods prior to the recent tightening cycle, which may continue to result in higher financing costs for the Company.

Inflation Reduction Act of 2022 in the U.S.

The U.S. Inflation Reduction Act of 2022 (the “IRA”), includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025 (now effective), thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the U.S. Department of Health and Human Services (HHS) rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. Although we currently have limited sales in the United States, the effects of the IRA, including any  regulatory action by the Trump Administration pertaining to the IRA, on any future business of ours and the healthcare industry in general is not yet known.

Most-Favoured-Nation (MFN) Pricing and Section 232 Tariffs

The U.S. Inflation Reduction Act of 2022 (the "IRA"), includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025 (now effective), thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the U.S. Department of Health and Human Services (HHS) rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The administration has also pursued Most-Favoured-Nation (MFN) pricing agreements, which seek to tie U.S. drug prices to the lowest prices paid by other developed nations. If implemented, MFN pricing could significantly reduce the prices we are able to charge for our products in the U.S. market, which could have a material adverse effect on our revenues and results of operations. Additionally, based on a Commerce Department investigation into national security risks arising from reliance on foreign-manufactured drugs, the administration is applying Section 232 of the Trade Expansion Act of 1962 to impose tariffs on pharmaceutical imports beginning in 2026. These tariffs could increase our cost of goods and disrupt our supply chain. We are continuing to monitor these developments and assess their potential impact on our business, financial condition, and results of operations.

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

The Audit Committee oversees the Policy and its implementation of the Company’s oversight, programs, procedures, and policies related to cybersecurity, cybersecurity risks, information security, and data privacy. Team leads from various departments of the Company have been identified under the Policy to report to the Company’s CFO on annual basis overseeing the cybersecurity strategy as defined in the Policy.

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

Additionally, the Company’s management reports to the Audit Committee on the Company’s and its subsidiaries’ strategies, risks, metrics and operations relating to cybersecurity and information security matters, including significant cybersecurity and information security-related projects and initiatives and related progress, the integration and alignment of such strategy with the Company’s overall business and strategy, and trends that may affect such strategy or operations. We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework.

In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident.

Item 2. Properties

The Company rents and owns the following corporate offices and facilities:

•

The U.S. corporate office is located at 141 W. Jackson Blvd, Suite 4236, Chicago, Illinois 60604. The initial lease commenced in 2015 and has been amended several times since inception. The most recent amendment was executed on March 17, 2025 and extends the lease term through October 31, 2028. The monthly rent is $1,280.

•

Our Greece office, as well as the office of SkyPharm S.A., is located at 5 Agiou Georgiou Street, 55438, Pilea, Thessaloniki, Greece. The Company entered into a new three-year lease commencing on October 1, 2024, at a monthly rate of €2,202 ($2,383).

•

The offices of Decahedron are located at Unit 14, Spice Green Centre, Flex Meadow, Harlow, CM19 5TR, Essex, United Kingdom. The lease commenced on September 25, 2020, at a monthly rate of £3,500 ($4,473).

•

CANA S.A. previously leased corporate office space located at Konstantinoupoleos 19, 14122, Irakleio, Athens, Greece. In late 2025, the company relocated its administrative offices to its wholly owned facility located at Irakleiou Street 443, Neo Irakleio, Athens, Greece, and no longer leases the Konstantinoupoleos premises. The owned facility includes approximately 54,000 square feet of production and administrative space and is licensed under European Good Manufacturing Practices (GMP) and certified by the European Medicines Agency (EMA) for the manufacture of pharmaceuticals, food supplements, cosmetics, biocides, and medical devices.

•	The offices of Cosmofarm are located at Gonata Stylianou 15, Peristeri, Attiki, Greece 12133. The Company purchased this building on April 24, 2023 for a total cash consideration of $1,054,872.

Each of the above facilities is adequate for the Company’s current needs.

Item 3. Legal Proceedings

We are aware of certain legal proceedings, which are disclosed in Note 15 – Commitments and Contingencies to the financial statements. Other than the matters described therein, we are not aware of any pending legal proceedings to which any of our officers, directors, or beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock became listed on the Nasdaq Capital Market on February 28, 2022 under the symbol “COSM.” Our common stock was previously quoted on the OTC QX.

Holders of Our Common Stock

As of April 14, 2026, we had 50,824,657 shares of our common stock issued and 50,738,160 shares outstanding, held by approximately 789 stockholders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of various broker-dealers and registered clearing agencies.

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

During certain periods within the past three fiscal years, the market price of our common stock has been below $5.00. Although, as mentioned above, our common stock is currently listed on Nasdaq and thus exempt from the definition of a 'penny stock' under the SEC Rule 3a51-1, a delisting from Nasdaq would likely subject our shares to the SEC rules governing penny stocks.

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

On April 3, 2023, the Company approved incentive stock awards pursuant to the 2022 Plan for its Chief Financial Officer, certain officers and directors, and other employees of the Company. The awards were granted in the form of restricted stock and vested in two installments, with 50% vesting on October 2, 2023 and the remaining 50% vesting on October 2, 2024. A total of 185,000 shares were granted under this program, and the Company recorded share-based compensation expense of $328,908 during the year ended December 31, 2024, representing the amortization of the awards’ fair value over the vesting period. No share-based compensation expense related to these awards was recorded during the year ended December 31, 2025, as the awards were fully vested and the associated compensation cost had been fully amortized by October 2024.

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

On September 16, 2024, the Company’s Board of Directors approved incentive stock awards for the Chief Executive Officer, the Chief Financial Officer, certain officers and directors, and other key employees of the Company pursuant to the 2023 Plan. The awards were granted in the form of restricted stock and vest in two installments, with 50% vesting on September 16, 2025 and the remaining 50% vesting on September 16, 2026. A total of 2,500,000 shares were granted under this program. The Company recorded share-based compensation expense of $366,644 for the year ended December 31, 2024, representing the amortization of the awards’ fair value from the grant date of September 16, 2024 through December 31, 2024. During the year ended December 31, 2025, the Company recorded additional share-based compensation expense of $1,262,500 related to these awards.

On September 23, 2024, the Board adopted, subject to stockholder approval, the Cosmos Health Inc. 2024 Omnibus Equity Incentive Plan (the “2024 Plan”). The 2024 Plan is designed to enable the flexibility to grant equity awards to our officers, employees, non-employee directors and consultants and to ensure that we can continue to grant equity awards to eligible recipients at levels determined to be appropriate by the Board and/or the Compensation Committee. Subject to certain adjustments (as provided in Section 4.2 of the 2024 Plan) and exception (as provided in Section 5.6(b) of the 2024 Plan), the maximum number of shares reserved for issuance under the 2024 Plan (including incentive share options) is 3,500,000 shares. The 2024 Plan was approved by the Company’s stockholders at the Annual Meeting of Stockholders held on November 19, 2024.

On August 5, 2025, the Board adopted, subject to stockholder approval, the Cosmos Health Inc. 2025 Omnibus Equity Incentive Plan (the “2025 Plan”). The 2025 Plan is designed to enable the flexibility to grant equity awards to our officers, employees, non-employee directors and consultants and to ensure that we can continue to grant equity awards to eligible recipients at levels determined to be appropriate by the Board and/or the Compensation Committee. Subject to certain adjustments (as provided in Section 4.2 of the 2025 Plan) and exception (as provided in Section 5.6(b) of the 2025 Plan), the maximum number of shares reserved for issuance under the 2025 Plan (including incentive share options) is 6,000,000 shares. The 2025 Plan was approved by the Company’s stockholders at the Annual Meeting of Stockholders held on September 30, 2025.

On December 30, 2025, the Company’s Board of Directors approved incentive stock awards for the Chief Executive Officer, the Chief Financial Officer, certain officers and directors, and other key employees of the Company pursuant to the 2024 Plan. The awards were granted in the form of restricted stock and vest in two installments, with 50% vesting on December 31, 2026 and the remaining 50% vesting on December 31, 2027. A total of 2,350,000 shares were granted under this program. No share-based compensation expense related to these awards was recorded for the year ended December 31, 2025, as amortization of the grant-date fair value will commence on January 1, 2026.

2025 Common Stock Issuances

During the period from September 22 to December 31, 2025, the Company issued an aggregate of 5,997,256 shares of its common stock under its At-the-Market (“ATM”) sales program, pursuant to the Company’s Shelf Registration Statement on Form S-3 (File No. 333-267550). The shares were sold for gross proceeds of $5,417,396 and net proceeds of $5,254,875, after deducting the underwriter’s commissions and other offering expenses.

During the year ended December 31, 2025, the Company issued an aggregate of 3,654,841 shares of its common stock to Mr. Grigorios Siokas, the Company’s Chief Executive Officer, in settlement of outstanding obligations totaling $1,741,978. The obligations related to unpaid salaries and performance-based bonuses previously accrued and owed to Mr. Siokas. The shares were issued at the fair market value of the Company’s common stock on the respective dates of issuance. The transaction was accounted for as a non-cash settlement of related party liabilities.

On December 31, 2025, the Company issued 451,385 shares of its common stock pursuant to a debt exchange agreement to fully settle the outstanding promissory note related to the Cloudscreen acquisition. The exchange resulted in the conversion of $293,400 of outstanding debt into equity at an exchange price of $0.65 per share. As the exchange price exceeded the Company’s closing stock price of $0.498 on the exchange date, the Company recognized a gain on debt extinguishment of $68,610 in connection with the transaction. Additional information regarding this obligation is included in Note 11 – Notes Payable.

On December 30, 2025, the Company granted an aggregate of 2,350,000 shares of restricted common stock to the Chief Executive Officer, the Chief Financial Officer, certain officers and directors, and other key employees pursuant to the Cosmos Health Inc. 2024 Omnibus Equity Incentive Plan. The restricted shares vest in two equal instalments, with 50% vesting on December 31, 2026 and the remaining 50% vesting on December 31, 2027. No share-based compensation expense related to these awards was recognized during the year ended December 31, 2025, as amortization of the grant-date fair value will commence on January 1, 2026.

During the period from November 24, 2025 through December 7, 2025, the Company issued an aggregate of 783,430 shares of its common stock upon the conversion of the Company’s May 2025 Convertible Promissory Notes (the “May 2025 Notes”), resulting in the full settlement of the notes. The conversions satisfied total obligations of $327,661, consisting of $310,000 of outstanding principal and $17,661 of accrued interest, in accordance with the conversion terms of the May 2025 Notes. The conversions were completed pursuant to the provisions of the respective note agreements. Further information regarding the May 2025 Notes is included in Note 12 – Convertible Debt.

On September 5, 2025, the Company entered into a marketing services agreement with a third-party advisor, pursuant to which it issued 300,000 shares of its common stock in exchange for stock awareness, investor relations, and digital marketing services. The shares carry full voting rights and vest at a rate of 150,000 shares per month over the 2-month term of the agreement. The fair value of the shares on the issuance date was $0.649 per share, resulting in a total fair value of $194,700. During the year ended December 31, 2025, the Company recognized stock-based compensation expense of $194,700 in the consolidated statements of operations.

On August 5, 2025, the Company issued an additional 500,000 shares of common stock (the “Incentive Stock”) to the lender of the June 9, 2025 secured convertible loan agreement as incentive consideration in connection with the lender’s agreement to subordinate its position to another senior convertible note. The fair value of the Incentive Stock on the issuance date was $0.878 per share, resulting in a total fair value of $439,000. This amount was recognized in “Change in fair value of convertible notes” in the consolidated statement of operations for the year ended December 31, 2025.

On July 24, 2025, the Company entered into a marketing services agreement with a third-party advisor, pursuant to which it issued 169,549 shares of its common stock in exchange for marketing and distribution services. The shares carry full voting rights and vest at a rate of 28,258 shares per month over the 6-month term of the agreement. In accordance with the terms of the agreement, if the Company terminates the arrangement, any unvested shares as of the termination date will be subject to clawback. The fair value of the shares on the issuance date was $0.5898 per share, resulting in a total fair value of $100,000. During the year ended December 31, 2025, the Company recognized stock-based compensation expense of $83,333 in the consolidated statements of operations.

On July 1, 2025, the Company entered into a consulting agreement with a third-party advisor, pursuant to which it issued 240,000 shares of its common stock in exchange for general advisory services. The shares carry full voting rights and vest at a rate of 20,000 shares per month over the 12-month term of the agreement. In accordance with the terms of the agreement, if the Company terminates the arrangement under Section 19 (Termination), any unvested shares as of the termination date will be subject to clawback. The fair value of the shares on the issuance date was $0.3939 per share, resulting in a total fair value of $94,536. During the year ended December 31, 2025, the Company recognized stock-based compensation expense of $39,390 in the consolidated statements of operations.

On June 9, 2025, in connection with the execution of a secured convertible loan agreement with an aggregate principal amount of $1,304,348, the Company issued 326,087 restricted shares of common stock (the “Commitment Stock”) to the lender as additional consideration. The shares were issued at a nominal price of $0.001 per share, were fully vested and nonforfeitable upon issuance, and were not subject to any further service or performance conditions. The fair value of the Commitment Stock on the issuance date was determined to be $0.48 per share, resulting in a total fair value of $156,196 This amount was recognized as other finance costs, included in “Non-cash interest expense” in the consolidated statement of operations for the year ended December 31, 2025.

On June 3, 2025 (the “Effective Date”), the Company issued 150,000 shares of its common stock to a consultant in consideration for such consultant’s business advisory services. The shares were earned in full as of the Effective Date. The fair value of the shares on issuance was $0.458 per share, resulting in a total expense of $68,700, which has been recognized in the consolidated statement of operations. The consultant provides non-exclusive business advisory services, including guidance on growth strategies and networking with its contacts for general business purposes.

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

Presentation of Information

As used in this prospectus, the terms “we,” “us” “our” “Cosmos”, “Cosmo Health” and the “Company” mean Cosmos Health Inc. unless the context requires otherwise. The following discussion and analysis should be read in conjunction with our audited (and unaudited) financial statements and the related notes that appear elsewhere in this prospectus. All dollar amounts in this registration statement refer to U.S. dollars unless otherwise indicated.

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

Results of Operations

Year ended December 31, 2025 versus December 31, 2024

For the year ended December 31, 2025, the Company had a net loss of $19,144,998 on revenue of $65,271,815, versus a net loss of $16,183,018 on revenue of $54,426,402, for the year ended December 31, 2024.

Revenue

For the twelve-month period ended December 31, 2025, the Company's total revenue increased by 19.9%, reaching $65,271,815, compared to $54,426,402 for the prior year period ended December 31, 2024. This growth was primarily driven by the following factors:

•

Wholesale Revenue Growth: The revenue increase was largely attributable to our subsidiary Cosmofarm S.A., which experienced higher sales following the expansion into new distribution channels added during 2024 and 2025, contributing to an approximately 15% increase in wholesale revenues. This growth was further supported by higher demand and an expanded customer base during the period.

•

Pharmaceutical Manufacturing Expansion: Our pharmaceutical manufacturing subsidiary, CANA S.A., nearly doubled its revenues, growing from approximately $865,000 to approximately $1.7 million in 2025, as the Company continued to realize returns on its investment in the manufacturing facility since the acquisition on June 30, 2023.

•

UK Subsidiary Growth: Our UK subsidiary, Decahedron Ltd., significantly increased its revenues from approximately $815,000 to approximately $2.6 million in 2025, primarily driven by expanded Amazon sales of branded nutraceutical products as well as the sale of certain pharmaceutical products into the Greek market.

The combination of these factors contributed to the overall revenue growth for the period. Our future revenue growth will continue to be affected by various factors such as industry growth trends, including drug utilization, the introduction of new innovative brand therapies, the likely increase in the number of generic drugs available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers, price increases and price deflation, general economic conditions in the member states of the European Union, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third-party reimbursement rates to our customers, and changes in government rules and regulations.

Cost of Goods Sold

For the year ended December 31, 2025, our cost of goods sold ("COGS") was $57,376,240, representing a 14.5% increase compared to $50,115,079 for the prior fiscal year ended December 31, 2024.

While COGS increased in absolute terms, it grew at a slower pace than revenue (14.5% vs. 19.9%), reflecting a favourable shift in our revenue mix. Specifically, our higher-margin business lines — pharmaceutical manufacturing through CANA S.A. and own-branded nutraceutical sales through Decahedron Ltd. (UK) and SkyPharm S.A. (Greece) — grew at a faster rate than our wholesale operations during the period. This mix shift contributed to meaningful gross margin expansion, with gross margin improving to 12.1% for the year ended December 31, 2025, compared to 7.9% for the year ended December 31, 2024.

Our wholesale subsidiary, Cosmofarm S.A., continues to represent approximately 90% of total revenues and COGS. While wholesale operations are characterized by lower gross margins relative to our manufacturing and own-branded segments, the strong volume growth at Cosmofarm S.A. remains a critical driver of overall revenue scale. As our manufacturing and own-branded nutraceutical segments continue to grow as a proportion of total revenues, we expect this favourable mix shift to continue to positively impact our consolidated gross margins over time.

Gross Profit

For the year ended December 31, 2025, our gross profit was $7,895,575, representing an increase of $3,584,252, or 83.1%, compared to $4,311,323 for the prior fiscal year ended December 31, 2024.

The significant improvement in gross profit was primarily attributable to revenue growing at a faster pace than COGS (19.9% vs. 14.5%), driven by a favourable shift in our revenue mix toward higher-margin business lines. Our pharmaceutical manufacturing subsidiary, CANA S.A., and our own-branded nutraceutical operations conducted through Decahedron Ltd. (UK) and Skypharm S.A. (Greece), grew disproportionately faster than our wholesale segment during the period, contributing to meaningful margin expansion. As a result, gross margin improved to 12.1% for the year ended December 31, 2025, compared to 7.9% for the year ended December 31, 2024.

Operating Expenses

For the year ended December 31, 2025, total operating expenses were $24,599,179, compared to $19,856,153 for the prior fiscal year ended December 31, 2024, representing an increase of $4,743,026, or 23.9%. The change in operating expenses was primarily attributable to the following factors:

General and Administrative Expenses

General and administrative expenses increased by $3,885,923, or 33.1%, to $15,619,160 for the year ended December 31, 2025, compared to $11,733,237 for the prior year. The increase was primarily driven by the following:

•	Provisions for doubtful accounts and expected credit losses totalled $5,882,393 in 2025, comprising the following:

o

A full allowance of $3,949,085 recorded against the outstanding loan receivable due from Doc Pharma S.A., a related party, reflecting approximately 18 months of non-payment and management's assessment that collectability was uncertain as of year-end (see Note 9 — Related Party Transactions).

o

A provision of $1,400,020 recorded against advances made in connection with the Montreal land and building acquisition, representing the portion of the total advances of $2,000,020 for which no repayment had been received as of the filing date. As the Company continues to pursue collection of the full outstanding balance, the advance has been classified as a provision for credit losses.

	o	The remaining provision of $533,288 relates to allowances established against accounts receivable and prepaid balances where collection or realization was assessed as uncertain.

•	Stock-based compensation increased to $2,312,241 from $1,689,712 in the prior year, reflecting higher equity grants to employees and consultants.
•	Management bonuses increased to approximately $2.0 million from approximately $615,000 in the prior year, reflecting performance-based compensation awarded to senior management.
•

Investor relations expenses increased to approximately $688,000 from approximately $183,000 in the prior year, reflecting the Company's increased efforts in capital markets outreach and shareholder communications.

Salaries and Wages

Salaries and wages increased by $1,084,842, or 19.1%, to $6,778,278 for the year ended December 31, 2025, compared to $5,693,436 for the prior year. The increase was primarily driven by our pharmaceutical manufacturing subsidiary, CANA S.A., which continued to expand its workforce during the period — hiring both production personnel to strengthen manufacturing capacity and management personnel to support the subsidiary's ongoing growth phase.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $204,729, or 57.7%, to $150,240 for the year ended December 31, 2025, compared to $354,969 for the prior year. The decline reflects a strategic reduction in promotional investment related to the Company's own-branded nutraceutical products during the period.

Research and Development Costs

Research and development costs remained relatively stable at $519,363 for the year ended December 31, 2025, compared to $533,293 for the prior year, a decrease of $13,930, or 2.6%, as no new R&D agreements were entered into during 2025.

Depreciation and Amortization

Depreciation and amortization expense was $1,369,353 for the year ended December 31, 2025, compared to $1,249,238 for the prior year, an increase of $120,115, or 9.6%, remaining broadly consistent with the prior year level.

Impairment Charges

For the year ended December 31, 2025, the Company recorded total impairment charges of $162,785, compared to $291,980 for the prior year. The current year charges related to the following:

•

Cosmofarm S.A. e-commerce platform ($90,450): The Company fully impaired the carrying value of an e-shop operated by its wholesale subsidiary, Cosmofarm S.A., which had not generated profits and was deemed no longer recoverable.

•

Pharmaceutical licenses ($72,335): The Company recorded an impairment charge on certain pharmaceutical licenses that have not yet been commercially launched and for which no near-term revenue generation is anticipated.

Loss from Operations

As a result of the foregoing, our loss from operations for the year ended December 31, 2025 was $16,703,604, representing an increase of $1,158,774, or 7.5%, compared to a loss from operations of $15,544,830 for the year ended December 31, 2024.

Other Income (expense), net

For the year ended December 31, 2025, the Company recorded other expense, net of $233,443, compared to other income, net of $86,737 for the year ended December 31, 2024.

The current year expense of $233,443 primarily relates to prior period expense adjustments recorded by our subsidiaries Cosmofarm S.A. and SkyPharm S.A. The prior year other income of $86,737 was primarily attributable to the reversal of a previously recorded adjustment related to cumulative discounted sales to Medihelm S.A., the exclusive distributor of the Company's proprietary line of nutraceutical products, which management determined was no longer required given the significant allowance already recorded and the limited level of new sales activity with Medihelm during that period.

Interest Income & Expenses

For the year ended December 31, 2025, interest expense totalled $1,899,872, representing an increase of $887,558, or 87.7%, compared to $1,012,314 for the prior year ended December 31, 2024. The increase was primarily driven by new debt facilities entered into during 2025, specifically: (i) a bond loan facility with CrediaBank S.A. (formerly Attica Bank S.A., renamed following its merger with Pancreta Bank in 2025) entered into by our wholesale subsidiary, Cosmofarm S.A.; and (ii) the convertible note facilities entered into by Cosmos Health Inc. at the parent company level. For further details on the convertible notes, refer to Note 12 — Convertible Debt in the accompanying consolidated financial statements.

Interest income for the year ended December 31, 2025 was $396,413, remaining relatively stable compared to $406,449 for the prior year ended December 31, 2024, a decrease of $10,036, or 2.5%. The modest decline reflects the ordinary repayment of existing loan receivable balances during the period, with no new loan agreements entered into, and consequently a slight reduction in outstanding balances generating interest income.

Gain on Extinguishment of Debt

For the year ended December 31, 2025, the Company recognized a gain on extinguishment of debt of $68,610, with no comparable amount in the prior year. The gain arose from the debt exchange of the outstanding balance owed under the Promissory Note related to the acquisition of Cloudscreen, an AI-powered drug repurposing platform acquired on January 23, 2024. During 2025, the Company repaid $22,421 of the outstanding balance and converted the remaining balance of $293,400 into shares of common stock pursuant to a debt exchange agreement. The gain represents the difference between the carrying value of the extinguished debt and the fair value of the shares issued in settlement, reflecting the conversion price of $0.65 per share agreed under the exchange agreement compared to the market price of $0.498 per share on the date of the exchange.

Non-Cash Interest Expense

For the year ended December 31, 2025, the Company recorded non-cash interest expense of $722,763, with no comparable amount in the prior year. This amount represents the amortization of debt discounts recorded in connection with the convertible note facilities entered into by the Company during 2025, including the debt discount attributable to the bifurcated derivative liability recognized at issuance. This is a non-cash charge with no impact on the Company's operating cash flows.

Change in Fair Value of Derivative Liability

For the year ended December 31, 2025, the Company recorded a gain on the change in fair value of its derivative liability of $1,525,020, with no comparable amount in the prior year. The derivative liability relates to embedded derivatives identified within the convertible note agreement entered into with ATW Partners in August 2025. The gain reflects the favourable mark-to-market remeasurement of these embedded derivatives as of December 31, 2025. Given that the full-year gain of $1,525,020 compares to a gain of $311,778 recorded through September 30, 2025, the favourable movement accelerated significantly in the fourth quarter of 2025, primarily reflecting changes in the Company's stock price and other valuation inputs used in the fair value measurement.

Gain/(Loss) on Digital Assets

For the year ended December 31, 2025, the Company recorded a net loss on digital assets of $588,916, with no comparable amount in the prior year. During 2025, the Company invested approximately $2,000,000 in digital assets, primarily Ethereum (ETH). The loss reflects the net change in fair value of the Company's digital asset holdings during the period. This item is non-cash in nature to the extent it relates to unrealized fair value movements, and is presented separately given the growing significance of the Company's digital asset strategy.

Change in Fair Value of Convertible Notes

For the year ended December 31, 2025, the Company recorded a loss on the change in fair value of its convertible notes of $1,347,658, with no comparable amount in the prior year. The Company elected the fair value option for its convertible notes issued during 2025, and accordingly remeasures these instruments at fair value at each reporting date with changes recognized in the consolidated statements of operations. The loss reflects the mark-to-market remeasurement of the convertible instruments issued in the second and third quarters of 2025 through the December 31, 2025 measurement date. Given that the loss through September 30, 2025 was $2,317,631, the full-year loss of $1,347,658 reflects a favourable reversal in the fourth quarter of 2025, primarily driven by changes in the Company's stock price and other inputs used in the valuation model.

Unrealized Foreign Currency Losses & Deemed Dividends

For the year ended December 31, 2025, the Company recorded a total comprehensive loss of $16,678,564, compared to a total comprehensive loss of $24,093,129 for the year ended December 31, 2024. The improvement was primarily attributable to the following factors:

•

Foreign Currency Translation Adjustment: For the year ended December 31, 2025, the Company recorded an unrealized foreign currency translation gain of $2,466,434, compared to an unrealized foreign currency translation loss of $1,715,087 for the year ended December 31, 2024. This favorable swing of $4,181,521 was primarily driven by the strengthening of both the Euro and British Pound against the US Dollar during 2025. The EUR/USD closing rate strengthened to 1.1736 as of December 31, 2025 from 1.0351 as of December 31, 2024, representing an appreciation of approximately 13.1%. Similarly, the GBP/USD closing rate strengthened to 1.3447 as of December 31, 2025 from 1.2521 as of December 31, 2024, representing an appreciation of approximately 7.4%. These currency movements resulted in favorable translation adjustments on the net assets of the Company's Greek and UK subsidiaries, as well as on intercompany loan balances denominated in Euros and British Pounds. For the detailed foreign exchange rates used to translate these balances, please refer to Note 2 – Summary of Significant Accounting Policies under the section "Foreign Currency Translation and Other Comprehensive Income/(Loss)."

•

Deemed Dividends: No deemed dividends were recorded for the year ended December 31, 2025, compared to deemed dividends of $6,195,024 recorded for the year ended December 31, 2024, which were primarily associated with the Warrant Inducement Letter dated September 26, 2024. For further details, please refer to Note 17 – Stock Options and Warrants.

•	Net Loss: The net loss increased from $16,183,018 in 2024 to $19,144,998 in 2025, representing an increase of $2,961,980, which partially offset the improvements noted above.

The combination of the above factors, most notably the elimination of deemed dividends and the favorable foreign currency translation swing, drove the overall improvement in total comprehensive loss year-over-year. For a comprehensive understanding of the key accounting policies and assumptions underlying these changes, readers are encouraged to review the relevant Notes to the Financial Statements as indicated above.

Going Concern

The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which contemplates the continuation of the Company as a going concern.

For the year ended December 31, 2025, the Company had revenue of $65,271,815, a net loss of $19,144,998, and net cash used in operations of $8,447,614. Additionally, as of December 31, 2025, the Company had cash and cash equivalents of $715,674 and restricted cash of $2,744,219, the latter designated for the purchase of digital assets (Ethereum) pursuant to the Convertible Note Agreement dated August 5, 2025. The Company had positive working capital of $116,412, an accumulated deficit of $133,167,273, and stockholders' equity of $18,424,629.

The Company's revenues are not able to sustain its operations, and concerns exist regarding the Company's ability to meet its obligations as they become due. The Company is subject to a number of risks similar to those of smaller commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the need to obtain additional capital, competition from larger companies, and other pharmaceutical and health care companies.

Management evaluated the above conditions which raise substantial doubt about the Company's ability to continue as a going concern to determine if it can meet its obligations for the subsequent 12 months from the date of this filing. Management considered its ability to access future capital, curtail expenses if needed, expand product lines, and acquire new products. Management's plans include expansion of brand name products to the market, expanding the current product portfolio, and evaluating acquisition targets to expand distribution. The exclusive distribution agreement signed for its Sky Premium Life products in the United Arab Emirates ("UAE") and the significant orders already received are expected to substantially strengthen its operating cash flow. Furthermore, the Company intends to vertically integrate its supply chain distribution network.

With respect to capital markets activities, the Company has undertaken and intends to continue pursuing the following initiatives:

•

ATM Sales Program: During the period from September 22 to December 31, 2025, the Company issued an aggregate of 5,997,256 shares of its common stock under its At-the-Market ("ATM") sales program, pursuant to the Company's Shelf Registration Statement on Form S-3 (File No. 333-267550), for gross proceeds of $5,417,396 and net proceeds of $5,254,875, after deducting underwriter commissions and other offering expenses. The Company intends to continue utilizing the ATM program as a source of ongoing equity capital as market conditions permit.

•

ATW Convertible Note Facility: On August 5, 2025, the Company entered into a Securities Purchase Agreement for the issuance of up to $300 million of senior secured convertible promissory notes, with an initial closing of $8 million completed on August 6, 2025. The proceeds are primarily intended for digital asset acquisition and working capital. While the Company does not currently intend to draw additional tranches, it may pursue subsequent closings of up to $292 million available under this facility in the event additional capital needs arise, subject to the satisfaction of certain conditions.

•

New Shelf Registration Statement: On November 7, 2025, the Company filed a new Registration Statement on Form S-3 (the "New S-3") with the Securities and Exchange Commission, pursuant to which the Company registered up to $200,000,000 of securities, including shares of common stock, preferred stock, warrants, units, and subscription rights, on a shelf basis. The New S-3 was filed as a replacement registration statement pursuant to Rule 415(a)(6) under the Securities Act, with respect to securities remaining unsold under the Prior Registration Statement (File No. 333-267550). The Company intends to utilize the New S-3 to raise additional equity capital as and when needed, subject to the registration statement becoming effective.

Management's plans also include postponing certain debt repayments through achieving favourable amendments to its debt facilities and making substantial efforts to secure additional debt financing. Additionally, the Company's management is considering postponing certain repayments to suppliers and creditors as necessary.

However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described herein and eventually secure other sources of financing and attain profitable operations.

Considering the above, management is of the view that substantial doubt exists for the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Liquidity and Capital Resources

Working Capital

As of December 31, 2025, the Company had positive working capital of $116,412, compared to negative working capital of $296,193 as of December 31, 2024. The improvement in working capital was primarily attributable to the significant growth in current assets during 2025, particularly accounts receivable, inventory, restricted cash, and prepaid expenses, reflecting the expansion of the Company's wholesale and other business operations, as well as the proceeds received from the ATM equity program and the ATW convertible note facility. These increases were partially offset by higher current liabilities, including the classification of the convertible notes payable and the associated derivative liability as current obligations, and higher lines of credit and accrued expenses. The Company continues to closely manage its working capital to ensure adequate liquidity for operations and strategic investments.

Cash Flow from Operating Activities

As of December 31, 2025, the Company had cash and cash equivalents of $715,674, compared to $315,105 as of December 31, 2024, with restricted cash of $2,744,219 also held at year end, designated for digital asset acquisition pursuant to the ATW Convertible Note Agreement. For the year ended December 31, 2025, the Company used net cash of $8,447,614 in operating activities, compared to net cash used of $7,717,034 for the year ended December 31, 2024, representing an increase in cash outflows of $730,580.

The increase in net cash used in operating activities was primarily driven by the following factors:

•

Net loss: The Company recorded a net loss of $19,144,998 for the year ended December 31, 2025, compared to a net loss of $16,183,018 for the prior year. The increase in net loss year-over-year was the primary driver of operating cash outflows.

•

Higher interest expense: Interest expense increased to $1,899,872 in 2025 from $1,012,314 in 2024, reflecting the new debt facilities entered into during 2025, including the CrediaBank bond loan at the Cosmofarm S.A. level and the 2025 convertible notes. Additionally, non-cash interest expense of $722,763 relating to the amortization of debt discounts on the convertible instruments was recorded in 2025 with no prior year equivalent.

•

Higher salaries and wages: Salaries and wages increased to $6,778,278 from $5,693,436 in the prior year, primarily driven by continued headcount expansion at CANA S.A. to support its growing manufacturing operations.

•

Working capital movements: Accounts receivable increased significantly, reflecting the strong revenue growth at Cosmofarm S.A. and other subsidiaries, resulting in a cash outflow of $4,939,952 from trade receivables and $1,169,856 from related party receivables. These outflows were partially offset by an increase in accounts payable and accrued expenses of $2,041,168 and related party payables of $2,426,867, reflecting the corresponding growth in the Company's purchasing activity.

•

Non-cash items: Several significant non-cash adjustments partially offset the operating cash outflows, including depreciation and amortization of $1,369,353, stock-based compensation of $2,312,241, bad debt expense of $5,882,393, impairment charges of $162,785, and the change in fair value of convertible notes of $1,347,658.

The Company anticipates that as its operational investments in manufacturing capacity, distribution channels, and own-branded products mature, they will contribute to improved operating profitability and positive operating cash flows in future periods.

Cash Flow from Investing Activities

For the year ended December 31, 2025, the Company used $2,014,855 in net cash for investing activities, compared to $798,269 in the prior year. The higher outflow in 2025 was primarily driven by the purchase of $2,000,000 in digital assets, specifically Ethereum (ETH), pursuant to the ATW Convertible Note Agreement dated August 5, 2025, under which the Company deployed a portion of the initial $8 million tranche proceeds into ETH as part of its digital asset strategy.

These outflows were partially offset by $137,963 in proceeds received from repayments of outstanding loans receivable. Capital expenditures during 2025 were modest, consisting of $55,675 in property and equipment purchases and $97,143 in intangible asset acquisitions, compared to the prior year which included approximately $849,168 in nutraceutical license acquisitions and $418,075 in machinery and equipment purchases, primarily related to CANA S.A.'s manufacturing facility expansion. The Company's investment strategy continues to focus on expanding its business through organic growth, selective acquisitions of licenses and technology, and its digital asset program.

Cash Flow from Financing Activities

For the year ended December 31, 2025, the Company generated $14,056,091 in net cash from financing activities, compared to $5,046,684 for the year ended December 31, 2024, representing an increase of $9,009,407. The higher financing inflows in 2025 were primarily driven by the following:

•

Convertible Notes: The Company received aggregate gross proceeds of $9,839,347 from the issuance of senior secured convertible promissory notes during the year ended December 31, 2025. This amount includes proceeds from multiple convertible financing arrangements. Among these, the Company entered into a Securities Purchase Agreement with ATW Partners on August 5, 2025, providing for the issuance of up to $300 million of senior secured convertible promissory notes, of which an initial tranche of $8,000,000 was funded on August 6, 2025. The remaining proceeds relate to additional convertible note issuances completed during the year under separate arrangements. This represents a new financing source compared to the prior year, during which no comparable convertible note financings were in place. For further details, refer to Note 12 — Convertible Debt.

•

ATM Equity Program: During the period from September 22 to December 31, 2025, the Company issued 5,997,256 shares of common stock under its ATM sales program for gross proceeds of $5,417,396 and net proceeds of $5,254,875, after deducting underwriter commissions and other offering expenses. The Company intends to continue utilizing the ATM program as an ongoing source of equity capital.

•

CrediaBank Bond Loan: Cosmofarm S.A., the Company's wholesale subsidiary, entered into a new bond loan facility with CrediaBank S.A. (formerly Attica Bank S.A.) during 2025, contributing to proceeds from notes payable of $1,316,435 during the year.

•

Lines of Credit: The Company had net proceeds from lines of credit of $1,211,938 (gross proceeds of $27,909,048 less repayments of $26,697,110), reflecting the revolving nature of Cosmofarm S.A.'s working capital credit facilities.

•	Debt repayments: The Company repaid $1,882,080 of outstanding notes payable during the year, compared to $1,092,121 in the prior year, reflecting the continued payments of existing debt obligations.
•

Financing fees: The Company incurred $1,830,470 in financing fees during 2025, compared to $391,575 in the prior year, primarily related to the issuance costs associated with the ATM underwriter’s fees and the convertible note facilities.

In contrast, the prior year financing activities of $5,046,684 were primarily driven by $4,240,977 in proceeds from the exercise of warrants pursuant to the Warrant Inducement Agreement entered into in September 2024, modest ATM proceeds, and net proceeds from lines of credit and notes payable, partially offset by debt repayments and financing fees.

Liquidity Outlook

The Company’s financing activities in 2025 have enabled it to access additional funds through debt and equity financing, which will support its ongoing investments and operational growth. The Company continues to manage its liquidity position carefully and is committed to maintaining sufficient resources to support its strategic objectives, including expanding its operations through both organic growth and selective acquisitions.

Management is confident that the Company’s current liquidity position, along with its ongoing financing and investment strategies, will enable it to meet its financial obligations and continue its growth trajectory in the coming periods.

Debt Obligations

June 23, 2020 Debt Agreement

On June 23, 2020, the Company’s subsidiary, Cosmofarm, entered into an agreement with the National Bank of Greece S.A. (the “Bank”) to borrow a maximum of €500,000 ($611,500). The note has a maturity date of 60 months from the date of the first disbursement, which includes a grace period of nine months. The total amount of the initial proceeds was received in three equal monthly installments. The note is interest bearing from the date of receipt and is payable every three months at an interest rate of 3.06% plus 3-month Euribor (2.06% as of December 31, 2025). The outstanding balance was €0 ($0) and €88,235 ($91,332) as of December 31, 2025 and 2024, respectively, of which $0 and $91,332 was classified as “Notes payable – long-term portion” respectively, on the accompanying consolidated balance sheets. During the year ended December 31, 2025, the Company repaid €88,235 ($103,553) of the principal balance.

November 19, 2020 Debt Agreement

On November 19, 2020, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($611,500). The note matures on November 18, 2025 and bears an annual interest rate, based on a 360-day year, of 3% plus 0.6% plus 6-month Euribor when Euribor is positive (2.12% as of December 31, 2025). The principal is to be repaid in 18 quarterly installments of €27,778 ($30,333). During the year ended December 31, 2025, the Company repaid €111,111 ($130,400) of the principal and as of December 31, 2025, the Company had accrued interest of €3,387 ($3,975) related to this note and an outstanding principal balance of €0 ($0) and €111,111 ($115,011) as of December 31, 2025 and December 31 2024, respectively.

July 30, 2021 Debt Agreement

On July 30, 2021, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($578,850). The note matures on August 5, 2026 and bears an annual interest rate that applies to 60% of the principal of the note that is based on a 365-day year, of 5.84% plus 3-month Euribor when Euribor is positive (2.06% as of December 31, 2025). Pursuant to the terms of the agreement, there is a nine-month grace period for principal repayment during which interest is accrued. The principal is to be repaid in 18 quarterly installments of €27,778 commencing three months from the end of the grace period During the year ended December 31, 2025, the Company repaid €105,747 ($109,459) of the principal. As of December 31, 2025, the Company had accrued interest of €20,038 ($23,517), principal of €90,345 ($106,029), of which $0 is classified as “Notes payable – long term portion” on the accompanying consolidated balance sheets. As of December 31, 2024, the Company had accrued interest of €15,778 ($16,332), principal of €206,343 ($213,585). During the year ended December 31, 2025, the Company repaid €115,998 ($136,135) of the principal.

June 9, 2022 Debt Agreement

On June 9, 2022, the Company entered into an agreement with a third-party lender in the principal amount of €320,000 ($335,008). The note matures on June 16, 2027 and bears an annual interest rate of 2.64% plus an additional rate of 0.60%, plus the 3-month Euribor (2.06% as of December 31, 2025). Pursuant to the agreement, there is a 12-month grace period for principal repayment during which interest is accrued. The principal is to be repaid in 17 equal quarterly installments of €18,824. During the year ended December 31, 2025, the Company repaid €80,000 ($93,888) of the principal. As of December 31, 2025 the Company had accrued interest of €4,262 ($5,002) and an outstanding balance of €100,000 ($117,360) of which $23,472 is classified as “Notes payable – long term portion” on the accompanying consolidated balance sheets. As of December 31, 2024 the outstanding balance was €180,000 ($186,318).

July 14, 2023 Debt Agreement

On July 14, 2023, the Company entered into an agreement with a third-party lender in the principal amount of €1,000,000 ($1,123,700). The note matures on July 31, 2028, and bears an annual interest rate of 4.1% plus the 3-month Euribor (2.06% as of December 31, 2025). Pursuant to the agreement, there is a nine-month grace period for interest and principal repayment. The principal is to be repaid in 18 equal quarterly installments of €55,556 commencing on May 2, 2024. During the year ended December 31, 2025, the Company repaid €217,267 ($254,984) of the principal. As of December 31, 2025, the Company has accrued interest of €19,879 ($23,330) and an outstanding balance of €597,483 ($701,206) of which $446,405 is classified as “Notes payable – long term portion” on the accompanying consolidated balance sheets. As of December 31, 2024 the outstanding balance was €814,750 ($843,348).

Cloudscreen

On January 23, 2024, the Company completed the acquisition of Cloudscreen, a cutting-edge Artificial Intelligence (AI)-powered platform, pursuant to the purchase agreement announced on October 11, 2023. Cloudscreen is a multimodal platform specialized in drug repurposing, a process that involves identifying new target proteins or indications for existing drugs for use in treating different diseases. The total purchase price amounted to $637,080 and consisted of 280,000 shares of the Company's common stock with a fair value of $319,200 and $317,880 to be settled in cash pursuant to the Promissory Note signed on October 10, 2023.

During the year ended December 31, 2025, the Company repaid $22,421 of the outstanding balance. The remaining balance of $293,400 was converted into shares of the Company's common stock pursuant to a debt exchange agreement. The number of shares issued was determined using a contractually agreed conversion price of $0.65 per share, while the market price of the Company's common stock on the date of the exchange was $0.498 per share. As a result of this conversion, the Company recognized a gain on extinguishment of debt of $68,610, representing the difference between the carrying value of the extinguished obligation and the fair value of the shares issued in settlement. As of December 31, 2025, the Company had no remaining outstanding balance related to this obligation, compared to an outstanding balance of $279,348 as of December 31, 2024.

July 29, 2024 Debt Agreement

On July 29, 2024 the Company entered into an agreement with a third-party lender in the principal amount of €400,000 ($432,760). The note matures on July 31, 2029 and bears an annual interest rate of 2.58% plus the 3-month Euribor (2.06% as of December 31, 2025). Pursuant to the agreement, there is a six-month grace period for principal and interest repayment. The principal is to be repaid in 18 equal quarterly installments of €22,222 commencing on April 30, 2025. During the year ended December 31, 2025, the Company repaid principal of €44,444 ($52,160). As of December 31, 2025, and December 31, 2024, the Company had an outstanding balance of €355,556 ($417,080) and €400,000 ($414,040) of which $312,960 is classified as “Notes payable - long term portion” on the accompanying consolidated balance sheets.

December 20, 2024 Debt Agreement

On December 20, 2024 the Company entered into an agreement with a third-party lender in the principal amount of €400,000 ($414,040). The note matures on December 20, 2027 and bears an annual interest rate of 2.5% plus an additional rate of 0.60% plus the 3-month Euribor (2.06% as of December 31, 2025). Pursuant to the agreement, there is a six-month grace period for principal repayment. The principal is to be repaid in 6 equal semiannual installments of €66,667 commencing on June 20, 2025. During the 12 months ended December 2025, the Company repaid principal of €133,333($156,480). As of December 31, 2025, and December 31, 2024, the Company an outstanding balance of €266,667 ($312,960) and €400,000 ($414,040), of which $156,480 is classified as “Notes payable - long term portion” on the accompanying consolidated balance sheets.

January 27, 2025 Debt Agreement

On January 27, 2025, the Company entered into a bond loan agreement with Attica Bank, providing for maximum borrowings of up to €2,200,000 ($2,357,120). Under the terms of the facility, the Company received initial proceeds of €700,000 ($881,520), which were classified as Notes Payable in the Company’s consolidated financial statements. The remaining borrowing capacity of €1,500,000 ($1,619,400) is available to the Company on a revolving basis, subject to the provision of qualifying checks receivable as security for each drawing. These subsequent drawdowns are classified as Lines of Credit due to their secured and contingent nature. The facility bears interest at a floating rate of 2.95% plus the applicable 6-month Euribor (2.12% as of December 31, 2025). The Note Payable portion of the facility is to be repaid in 10 equal semiannual installments of €70,000 commencing on July 27, 2026. During the year ended December 31, 2025, the Company repaid principal of €70,000 ($82,152). As of December 31, 2025 the Company has accrued interest of €28,702 ($33,685) and an outstanding balance of €630,000 ($739,368), of which $575,064 (€490,000), is classified as “Notes payable - long term portion” on the accompanying consolidated balance sheets.as of December 31, 2025. The loan is further secured by a preliminary mortgage of €2,640,000 ($3,098,304) registered on Company’s owned warehouse facilities.

May 29, 2025 Debt agreement

On May 29, 2025, the Company entered into a business loan agreement (the “Note”) with a third-party lender in the principal amount of $525,000. The Note carried debt issuance fees of $25,000, which are being amortized over the life of the loan. The loan is short-term in nature, as it was scheduled to be fully repaid by December 15, 2025, through weekly installments. The Note bears fixed total interest of $231,000, which is being accrued evenly over the term of the loan and is payable together with the principal installments. During the year ended December 31, 2025, the Company made aggregate principal and interest repayments totaling $756,000. As of December, 31, 2025 the Company had an outstanding balance of $0.

Trade Facility Agreements

On May 12, 2017, SkyPharm entered into a Trade Finance Facility Agreement (the “SkyPharm Facility”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”) as amended on November 16, 2017 and May 16, 2018.

On October 17, 2018, the Company entered into a further amended agreement with Synthesis whereby the current balance on the TFF as of October 1, 2018, which was €4,866,910 ($5,629,555) and related accrued interest of €453,094 ($524,094) would be split into two principal balances of Euro €2,000,000 ($2,316,000), (the “EURO Loan”) and USD $4,000,000 (the “USD Loan”). Interest on both the EURO Loan and USD Loan commenced on October 1, 2018, at 6% per annum plus one-month Euribor (3.869% as of December 31, 2024), and 6% plus one-month LIBOR (5.47% as of date of December 31, 2024), respectively.

On December 30, 2020, the Company transferred the EURO Loan to a new third-party lender. The terms remained the same except interest accrues at 5.5% per annum plus one-month Euribor 3.869% as of December 31, 2024. The principal was scheduled to be repaid in a total of five quarterly installments beginning October 31, 2021 of €50,000 ($54,600) each with a final repayment of €1,800,000 ($1,965,600) payable on October 31, 2022.

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

On December 21, 2022, the USD Loan was assigned to GIB Fund Solutions ICAV (the “Fund”). On January 31, 2023, the Company paid $1,100,000 to the Fund under a full and final settlement agreement for the USD Loan, recording a gain on extinguishment of debt of $306,637 relating to the waiver of the unpaid balance. Additionally, the Company repaid €50,000 ($50,310) of the EURO Loan during the year ended December 31, 2024.

On December 22, 2022 SkyPharm signed an agreement for the extension of the payments and an increase in interest rate due under the EURO loan that was extended to be repaid with a balloon payment now due on October 31, 2025. This extension was agreed upon in writing on December 22, 2022, with a retroactive modification date to October 31, 2022 (the original maturity date).

As of December 31, 2024, the Company had an outstanding principal balance of €1,350,000 ($1,397,385) all of which $1,327,440 was classified as “Notes payable - long term portion” on the consolidated balance sheets.

The Company repaid €300,000 ($352,080) of the EURO Loan during the 12 months ended December 31, 2025. As of December 31, 2025, the Company had an outstanding principal balance of €1,050,000 ($1,232,280), all of which is classified as “Notes payable” on the consolidated balance sheets. For the year ended December 31, 2025, the Company had accrued $113,962, in interest expense related to these agreements.

COVID-19 Government Loans

May 12, 2020 Loan

On May 12, 2020, the Company’s subsidiary, SkyPharm, was granted loan from the Greek government and, on May 22, 2020, received the amount of €300,000 ($366,900). The loan would be repaid in 40 equal monthly installments beginning on July 29, 2022. As a condition to the loan, the Company was required to retain the same number of employees until October 31, 2020. As of December 31, 2025, the principal balance was €87,500 ($102,690). During the year ended December 31, 2025, the Company repaid €15,625 ($18,338) of the principal balance. The outstanding balance as of December 31, 2024 was €103,125 ($106,745).

June 24, 2020 Debt Agreement

On June 24, 2020, the Company’s subsidiary, Decahedron, received a loan £50,000 ($68,310) from the UK government. The loan has a ten-year maturity and bears interest at a rate of 2.5% per annum beginning 12 months after the initial disbursement, which was on July 10, 2020. The Company may prepay this loan without penalty at any time. As of December 31, 2025, the principal balance was £34,330 ($46,164). As of December 31, 2024, the principal balance was £38,144 ($47,761).

As of December 31, 2025, the Company was in compliance with all financial and non-financial covenants under its outstanding debt agreements, including but not limited to all notes payable, credit facilities, and other borrowing arrangements. There were no events of default, nor any conditions or events that, with the passage of time or the giving of notice, would reasonably be expected to constitute an event of default, with respect to any of the Company's debt obligations as of such date.

Related Party Indebtedness

Grigorios Siokas

From time to time, Grigorios Siokas loans the Company funds in the form of non-interest bearing, no-term loans.

During the 12-month period ended December 31, 2024, the Company had an outstanding principal balance under these loans of $13,257 in loans payable to Grigorios Siokas. As of December 31, 2025, the Company had an outstanding principal balance of $0 related to this payable. During the 12-month period ended December 31, 2025, there were no additional receipts regarding this loan.

Grigorios Siokas is the Company’s CEO and a principal shareholder and is hence considered a related party to the Company.

Dimitrios Goulielmos

On November 21, 2014, the Company entered into an agreement with Dimitrios Goulielmos, as amended on November 4, 2016. Pursuant to the amendment, this loan has no maturity date and is non-interest bearing. As of December 31, 2024 and 2023, the Company had a principal balance of €10,200 ($11,971) and €10,200 ($10,558), respectively. The above balances are adjusted for the foreign currency rate as of the balance sheet date.

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

Off Balance Sheet Arrangements

As of December 31, 2025, there were no off-balance sheet arrangements.

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

The Company has net operating loss carry-forwards in our parent, Cosmos Health Inc., which are applicable to future taxable income in the United States (if any). Additionally, the Company has income tax liabilities in the United Kingdom and Greece. The income tax assets and liabilities are not able to be netted. We therefore reserve the income tax assets applicable to the United States but recognize the income tax liabilities in Greece and the United Kingdom. Losses may also be subject to limitation under certain rules regarding change of ownership.

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

Inventory

Our merchandise inventories are made up of finished goods, manufacturing products, raw materials and other products and are valued at the lower of cost or market using the weighted-average cost method. However, the net realizable value (“NRV”) will always be higher than our inventory’s cost, once most of our inventory is fast moving and the vast majority of our products is pharmaceuticals, which have standard selling prices that could not result to the NRV being higher than the average cost. Moreover, our efficient inventory management which has led to minimum obsolete and slow-moving inventory also indicates that the NRV is higher than its average cost. Thus, an NRV assessment would have no material, if any, to our inventory’s cost. Average cost includes the direct purchase price, net of vendor allowances and cash discounts, of merchandise inventory. We record valuation reserves on an annual basis for merchandise damage, expired and defective returns and merchandise items with slow-moving or obsolescence exposure. These reserves are estimates of a reduction in value to reflect inventory valuation at the lower of cost or market. The reserve for merchandise returns is based upon the determination of the historical net realizable value of products sold from our returned goods inventory or returned to vendors for credit. Our reserve for merchandise returns includes amounts for returned product on-hand as well as for new merchandise on-hand that we estimate will ultimately become returned goods inventory after being sold based on historical return rates.

Below is an analysis per category of our inventories as of December 31, 2025 and 2024:

Product Categories	December 31, 2025	December 31, 2024
Pharmaceuticals	4,599,638	3,113,558
Parapharmaceuticals	1,133,686	987,214
Manufacturing products	4,254	40,588
Raw materials	235,785	226,500
Dairy products	38,359	21,320
Veterinary medicine	1,265	995
Other	142,003	297,565
Less provisions	(376,848)	(332,375)
Total	5,778,142	4,355,365

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments enhance the transparency and decision usefulness of income tax disclosures by requiring additional information about the effective tax rate reconciliation and income taxes paid by jurisdiction. The amendments are effective for public business entities for annual periods beginning after December 15, 2024. The Company adopted this guidance on January 1, 2025. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In March 2024, the Financial Accounting Standards Board issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The amendments remove references to certain Concepts Statements and make other minor technical corrections to the Codification. The Company adopted this guidance during fiscal year 2025, and the adoption did not have a material impact on its consolidated financial statements.

In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The standard requires public entities to disclose additional information about specific expense categories presented in the income statement, including purchases of inventory, employee compensation, depreciation, and amortization. The amendments are effective for public business entities for annual periods beginning after December 15, 2026, and interim periods thereafter. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statement disclosures.

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which modernizes the accounting for internal-use software. ASU 2025-06 removes all references to software development stages and requires capitalization of software costs when management has committed to the software project and it is probable the software will be completed and perform its intended use. ASU 2025-06 will be effective for the Company in its first quarter of 2029, and early adoption is permitted. The Company is currently evaluating the timing and method of its adoption of ASU 2025-06.

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

To the Stockholders and the

Board of Directors of

Cosmos Health, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cosmos Health, Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flow for the year ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

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

April 15, 2026

PCAOB ID Number 587

New York, NY   Washington DC   Mumbai & Pune, India   Boca Raton, FL

Houston, TX   San Francisco, CA   Las Vegas, NV   Beijing, China   Athens, Greece

Member: ANTEA International with affiliated offices worldwide

COSMOS HEALTH INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$715,674	$315,105
Restricted cash	2,744,219	-
Accounts receivable, net	19,628,825	13,478,263
Accounts receivable - related party	2,443,975	1,230,308
Marketable securities	46,158	21,148
Inventory	5,778,142	4,355,365
Loans receivable	487,638	614,473
Loans receivable - related party	-	557,473
Prepaid expenses and other current assets	2,007,442	1,310,388
Prepaid expenses and other current assets - related party	4,536,183	3,578,825

TOTAL CURRENT ASSETS	38,388,256	25,461,347

Property and equipment, net	10,578,858	9,689,505
Goodwill and intangible assets, net	7,569,695	7,756,534
Digital assets	1,411,084	-
Loans receivable - long term portion	3,146,201	2,876,523
Loans receivable - related party - long term	-	2,898,280
Operating lease right-of-use asset	596,779	696,166
Financing lease right-of-use asset	3,831	13,607
Advances for building's acquisition	600,000	2,000,020
Other assets	1,539,774	1,108,484
Other assets - related party	1,643,040	1,811,425

TOTAL ASSETS	$65,477,518	$54,311,892

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$14,624,006	$11,157,658
Accounts payable and accrued expenses - related party	2,002,470	1,269,403
Accrued interest	786,497	221,820
Lines of credit	9,177,684	6,985,052
Notes payable	2,191,274	2,548,480
Notes payable - related party	11,971	10,558
Loans payable - related party	-	6,194
Convertible notes payable	2,137,804	-
Derivative liability - convertible note	1,292,198	-
Operating lease liability, current portion	222,115	196,718
Financing lease liability, current portion	3,854	11,484
Other current liabilities	5,821,971	3,350,173

TOTAL CURRENT LIABILITIES	38,271,844	25,757,540

Notes payable - long term portion	1,584,063	1,560,433
Convertible notes payable - long term portion	4,267,774	-
Operating lease liability, net of current portion	373,473	498,398
Financing lease liability, net of current portion	-	3,399
Other liabilities	2,555,735	1,959,193
TOTAL LIABILITIES	47,052,889	29,778,963

Commitments and Contingencies (see Note 14)	-	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value;1,500,000,000 shares authorized; 41,153,809 and 23,689,135 shares issued and 41,067,312 and 23,602,638 outstanding as of December 31, 2025 and December 31, 2024, respectively	41,154	23,689
Additional paid-in capital	152,136,404	141,583,625
Subscription receivable	-	(20)
Treasury stock, at cost, 86,497 shares as of December 31, 2025 and December 31, 2024	(917,159)	(917,159)
Accumulated deficit	(133,167,273)	(114,022,275)
Accumulated other comprehensive income/(loss)	331,503	(2,134,931)

TOTAL STOCKHOLDERS' EQUITY	18,424,629	24,532,929

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$65,477,518	$54,311,892

The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HEALTH INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Twelve months ended December 31,
	2025	2024

REVENUE	$65,271,815	$54,426,402

COST OF GOODS SOLD	57,376,240	50,115,079

GROSS PROFIT	7,895,575	4,311,323

OPERATING EXPENSES
General and administrative expenses	15,619,160	11,733,237
Salaries and wages	6,778,278	5,693,436
Sales and marketing expenses	150,240	354,969
Research and development costs	519,363	533,293
Impairment Charges	162,785	291,980
Depreciation and amortization expense	1,369,353	1,249,238
TOTAL OPERATING EXPENSES	24,599,179	19,856,153

LOSS FROM OPERATIONS	(16,703,604)	(15,544,830)

OTHER INCOME (EXPENSE)
Other income (expense), net	(233,443)	86,737
Interest expense	(1,899,872)	(1,012,314)
Interest income	396,413	406,449
Gain on equity investments, net	21,368	2,470
Gain on extinguishment of debt	68,610	-
Non-cash interest expense	(722,763)	-
Change in fair value of derivative liability	1,525,020	-
Unrealized loss on digital assets	(588,916)	-
Change in fair value of convertible notes	(1,347,658)	-
Foreign currency translation, net	339,847	(121,530)
TOTAL OTHER INCOME (EXPENSE), NET	(2,441,394)	(638,188)

LOSS BEFORE INCOME TAXES	(19,144,998)	(16,183,018)

INCOME TAX EXPENSE	-	-

NET LOSS	(19,144,998)	(16,183,018)

Deemed dividend on issuance of warrants	-	(6,185,231)
Deemed dividend on warrant exchange/modification	-	(9,793)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(19,144,998)	(22,378,042)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net	2,466,434	(1,715,087)

TOTAL COMPREHENSIVE LOSS	$(16,678,564)	$(24,093,129)

BASIC NET LOSS PER SHARE	$(0.63)	$(1.17)
DILUTED NET LOSS PER SHARE	$(0.63)	$(1.17)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	30,289,072	19,147,726
Diluted	30,289,072	19,147,726

The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HEALTH INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

								Accumulated
								Other	Total
	Common Stock		Additional	Subscription	Treasury Stock		Accumulated	Comprehensive	Stockholders'
	No. of Shares	Value	Paid-in Capital	Receivable	No. of Shares	Value	Deficit	Loss	Equity

Balance at January 1, 2024	15,982,472	$15,983	$129,008,301	$(20)	86,497	$(917,159)	$(91,644,233)	$(419,844)	$36,043,028
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	(1,715,087)	(1,715,087)
Proceeds from sale of common stock, net of financing fees of $19,467	901,488	901	628,525	-	-	-	-	-	629,426
Shares issued in lieu of cash	2,500,000	2,500	692,905	-	-	-	-	-	695,405
Shares issued pursuant to warrant exchange agreement	950,063	950	(950)	-	-	-	-	-	-
Stock-based compensation	680,000	680	993,627	-	-	-	-	-	994,307
Proceeds from exercise of warrants, net of financing fees of $372,109	2,332,000	2,332	3,866,536	-	-	-	-	-	3,868,868
Deemed dividend on warrant inducement	-	-	6,195,024	-	-	-	(6,195,024)	-	-
Debt exchanges	343,112	343	199,657	-	-	-	-	-	200,000
Net loss	-	-	-	-	-	-	(16,183,018)	-	(16,183,018)
Balance at December 31, 2024	23,689,135	$23,689	$141,583,625	$(20)	86,497	$(917,159)	$(114,022,275)	$(2,134,931)	$24,532,929

								Other	Total
	Common Stock		Additional	Subscription	Treasury Stock		Accumulated	Comprehensive	Stockholders'
	No. of Shares	Value	Paid-in Capital	Receivable	No. of Shares	Value	Deficit	Loss	Equity

Balance at January 1, 2025	23,689,135	$23,689	$141,583,625	$(20)	86,497	$(917,159)	$(114,022,275)	$(2,134,931)	$24,532,929
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	2,466,434	2,466,434
Shares issued pursuant to warrant exchange agreement	2,542,126	2,542	(2,542)	-	-	-	-	-	-
Stock-based compensation - consultants	859,549	860	1,046,532	-	-	-	-	-	1,047,392
Stock-based compensation - employees	2,350,000	2,350	1,262,500	-	-	-	-	-	1,264,850
Debt exchanges	4,106,226	4,106	1,962,661	-	-	-	-	-	1,966,767
Common stock issued as commitment shares to convertible noteholder	326,087	326	155,870	-	-	-	-	-	156,196
Common stock issued as incentive shares to convertible noteholder	500,000	500	438,500	-	-	-	-	-	439,000
Proceeds from issuance of common stock, net of issuance costs	5,997,256	5,997	5,248,877	-	-	-	-	-	5,254,874
Conversion of convertible debt into common stock	783,430	784	440,381	-	-	-	-	-	441,165
Write-off of Stock Subscription Receivable	-	-	-	20	-	-	-	-	20
Net loss	-	-	-	-	-	-	(19,144,998)	-	(19,144,998)
Balance at December 31, 2025	41,153,809	$41,154	$152,136,404	$-	86,497	$(917,159)	$(133,167,273)	$331,503	$18,424,629

The accompanying notes are an integral part of these consolidated financial statements.

COSMOS HEALTH INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(19,144,998)	$(16,183,018)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and amortization expense	1,361,064	1,219,355
Amortization of right-of-use assets	8,289	29,883
Bad debt expense	5,882,393	4,638,555
Impairment charges	162,785	454,280
Change in fair value of derivative liability	(1,525,020)	-
Unrealized loss on crypto assets	588,916	-
Lease expense	264,677	286,765
Interest on finance leases	528	2,066
Stock based compensation	2,312,241	1,689,712
Deferred income taxes	22,722	(11,843)
Non-cash financing expense	722,763	-
Change in fair value of convertible notes	1,347,658	-
Gain on net change in fair value of equity investments	(21,368)	(2,470)
Gain on conversion of debt	(68,609)	-
Revenue reversals	464,610	-
Actuarial gains/(losses)	(48,335)	-
Changes in assets and liabilities:
Accounts receivable, net	(4,939,952)	1,367,136
Accounts receivable - related party	(1,169,856)	(136,028)
Inventory	(829,975)	146,451
Prepaid expenses and other current assets	(560,891)	(1,320,365)
Prepaid expenses and other current assets - related party	(332,399)	(1,191,096)
Accounts payable and accrued expenses	2,041,169	(205,791)
Accounts payable and accrued expenses - related party	2,426,867	1,252,340
Accrued interest	545,030	69,070
Lease liabilities	(265,148)	(285,945)
Other current liabilities	1,956,366	141,204
Other liabilities	350,859	322,705
NET CASH USED IN OPERATING ACTIVITIES	(8,447,614)	(7,717,034)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from loan receivable	137,963	468,974
Purchase of digital assets	(2,000,000)	-
Purchase of intangible assets	(97,143)	(849,168)
Purchase of property and equipment	(55,675)	(418,075)
NET CASH USED IN INVESTING ACTIVITIES	(2,014,855)	(798,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note payable	9,839,347	-
Payment of note payable	(1,882,080)	(1,092,121)
Proceeds from note payable	1,316,435	865,600
Payment of related party loan	(6,766)	(25,968)
Proceeds from related party loan	-	19,476
Payment of lines of credit	(26,697,110)	(25,123,635)
Proceeds from lines of credit	27,909,048	25,939,953
Proceeds from the sale of common stock	5,417,396	649,039
Proceeds from the exercise of warrants	-	4,240,977
Payments of financing fees	(1,830,470)	(391,575)
Payments of finance lease liability	(9,709)	(35,062)
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,056,091	5,046,684

Effect of exchange rate changes on cash	(448,834)	(49,471)

NET CHANGE IN CASH	3,144,788	(3,518,090)

CASH AND RESTRCITED CASH AT BEGINNING OF YEAR	315,105	3,833,195
CASH AND RESTRICTED CASH AT END OF YEAR	$3,459,893	$315,105

Cash and Restricted Cash Reconciliation

Description	December 31, 2025	December 31, 2024
Cash	715,674	315,105
Restricted Cash	2,744,219	-
Total Cash and Restricted Cash	3,459,893	315,105

Supplemental Disclosure of Cash Flow Information

Cash paid during the year:
Interest	$947,139	$704,839
Income tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Debt discount on convertible notes	$(2,817,218)	$-
Derivative recorded	$2,817,218	$-
Closing of acquisition of Cloudscreen	$-	$637,080
Deemed dividend upon warrant exchange	$-	$6,195,024
Common stock issued for convertible notes payable	$441,164	-
Common stock issued for notes payable	$224,791	-
Common stock issued in exchange for debt	$1,741,978	$-
Common stock issued to employees	$1,208,070	$695,405
Common stock issued to consultants	$1,104,172	$994,160

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

Acquisition Accounting

Cloudscreen

On January 23, 2024, the Company completed the acquisition of Cloudscreen, a cutting-edge Artificial Intelligence (AI) powered platform. The acquisition is pursuant to the purchase agreement executed on October 9, 2023. Cloudscreen is a multimodal platform specialized in drug repurposing, a process that involves uncovering new target proteins or indications for existing drugs for use in treating different diseases. The total purchase price amounted to $637,080 and consisted of 280,000 shares of common stock with a fair value of $319,200 and an amount of $317,880 to be settled in cash during 2025 based on the Promissory Note signed on October 10, 2023. The Company accounted for the acquisition as an asset acquisition in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, (“ASC 805”) and recorded $637,080 as “Other assets” related to the technology platform acquired. The total amount was reclassified to “Goodwill and intangible assets, net” in January 2024 with the closing of the agreement (refer to Note 20).

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

Bikas

On June 15, 2023, Cosmos Health Inc. entered into an Assignment and Assumption Agreement (the “Agreement”) with Ioannis Bikas O.E., a Greek company (“Bikas”). Bikas owns a pharmaceutical distribution network in Greece and agreed to sell to the Company its distribution network and customer base. The purchase price for the network consisted of €100,000 ($109,330) in cash and €300,000 ($316,081) in the Company’s common stock. In connection with the transaction, the Company issued 99,710 shares of its common stock, based on the fair value of the Company’s stock on the acquisition date. The Company accounted for the transaction as an asset acquisition in accordance with ASC 805 Business Combinations and recorded $425,411 as an intangible asset related to the acquired customer base, which is amortized over its useful life of 10 years. The acquired customer base is subject to annual impairment testing in accordance with ASC 350 Intangibles—Goodwill and Other, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. For the year ended December 31, 2025, the Company performed its annual impairment assessment and determined that no indicators of impairment existed, and accordingly no impairment loss was recognized.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Buildings Acquisitions

On April 24, 2023, Cosmos Health Inc. purchased a building for a total purchase price of $1,054,872 in cash. The Company accounted for the acquisition as an asset acquisition in accordance with ASC 805 Business Combinations and recorded the cost of the building within “Property, plant and equipment” on the consolidated balance sheets. The building is used as the operational facilities of the Company’s subsidiary Cosmofarm S.A., which operates as a pharmaceutical wholesaler in Greece.

On January 6, 2023, the Company entered into an agreement to purchase land and a building located at 1570 rue Richardson, Montreal, Quebec, Canada from 4423607 Canada Inc. (the "Seller") for a total purchase price of $3,950,000. The agreement was subsequently amended on July 19, 2023, February 9, 2024, and December 31, 2024. As of December 31, 2024, the Company had made prepayments totaling $2,000,020, classified as "Advances for building acquisition" on the Company's consolidated balance sheets.

As the parties were unable to progress toward completion of the transaction, the Company determined that recovery of the advances would occur through repayment rather than through closing of the purchase and sale. During the year ended December 31, 2025, management assessed the recoverability of these advances and recorded a provision of $1,400,020, representing the portion of the advances for which no repayment had been received as of the filing date of this Annual Report. The remaining $600,000 was not impaired as the Company received full repayment of that amount from the Seller prior to filing.

Subsequent to December 31, 2025, on March 17, 2026, the Seller provided a formal, signed repayment commitment letter confirming that the full outstanding balance of the advances will be repaid to the Company according to the following schedule:

•	On or before April 10, 2026: USD $600,000 – received
•	On or before December 31, 2026: USD $600,000
•	On or before March 31, 2027: Remaining outstanding balance

Going Concern

The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which contemplates the continuation of the Company as a going concern.

For the year ended December 31, 2025, the Company had revenue of $65,271,815, a net loss of $19,144,998, and net cash used in operations of $8,447,614. Additionally, as of December 31, 2025, the Company had cash and cash equivalents of $715,674 and restricted cash of $2,744,219, the latter designated for the purchase of digital assets (Ethereum) pursuant to the Convertible Note Agreement dated August 5, 2025. The Company had positive working capital of $116,412, an accumulated deficit of $133,167,273, and stockholders' equity of $18,424,629.

The Company's revenues are not able to sustain its operations, and concerns exist regarding the Company's ability to meet its obligations as they become due. The Company is subject to a number of risks similar to those of smaller commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the need to obtain additional capital, competition from larger companies, and other pharmaceutical and health care companies.

Management evaluated the above conditions which raise substantial doubt about the Company's ability to continue as a going concern to determine if it can meet its obligations for the subsequent 12 months from the date of this filing. Management considered its ability to access future capital, curtail expenses if needed, expand product lines, and acquire new products. Management's plans include expansion of brand name products to the market, expanding the current product portfolio, and evaluating acquisition targets to expand distribution. The exclusive distribution agreement signed for its Sky Premium Life products in the United Arab Emirates ("UAE") and the significant orders already received are expected to substantially strengthen its operating cash flow. Furthermore, the Company intends to vertically integrate its supply chain distribution network.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

With respect to capital markets activities, the Company has undertaken and intends to continue pursuing the following initiatives:

•

ATM Sales Program: During the period from September 22 to December 31, 2025, the Company issued an aggregate of 5,997,256 shares of its common stock under its At-the-Market ("ATM") sales program, pursuant to the Company's Shelf Registration Statement on Form S-3 (File No. 333-267550), for gross proceeds of $5,417,396 and net proceeds of $5,254,875, after deducting underwriter commissions and other offering expenses. The Company intends to continue utilizing the ATM program as a source of ongoing equity capital as market conditions permit.

•

ATW Convertible Note Facility: On August 5, 2025, the Company entered into a Securities Purchase Agreement for the issuance of up to $300 million of senior secured convertible promissory notes, with an initial closing of $8 million completed on August 6, 2025. The proceeds are primarily intended for digital asset acquisition and working capital. While the Company does not currently intend to draw additional tranches, it may pursue subsequent closings of up to $292 million available under this facility in the event additional capital needs arise, subject to the satisfaction of certain conditions.

•

New Shelf Registration Statement: On November 7, 2025, the Company filed a new Registration Statement on Form S-3 (the "New S-3") with the Securities and Exchange Commission, pursuant to which the Company registered up to $200,000,000 of securities, including shares of common stock, preferred stock, warrants, units, and subscription rights, on a shelf basis. The New S-3 was filed as a replacement registration statement pursuant to Rule 415(a)(6) under the Securities Act, with respect to securities remaining unsold under the Prior Registration Statement (File No. 333-267550). The Company intends to utilize the New S-3 to raise additional equity capital as and when needed, subject to the registration statement becoming effective.

Management's plans also include postponing certain debt repayments through achieving favorable amendments to its debt facilities and making substantial efforts to secure additional debt financing. Additionally, the Company's management is considering postponing certain repayments to suppliers and creditors as necessary.

However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described herein and eventually secure other sources of financing and attain profitable operations.

Considering the above, management is of the view that substantial doubt exists for the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

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

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Effects of the Conflict in Ukraine and the Middle East, including Iran and Other Geopolitical Tensions

In February 2022, Russian military forces initiated a large-scale invasion of Ukraine. The conflict has continued and has resulted in significant geopolitical instability, economic sanctions, supply chain disruptions, and volatility in global financial and commodity markets. The duration and broader consequences of the conflict remain uncertain.

The Company does not conduct commercial operations in Russia or Ukraine and has no direct customers, suppliers, or distribution activities in those jurisdictions. Accordingly, as of the date of issuance of this Annual Report on Form 10-K, management is not aware of any specific event or circumstance related to the conflict that would require a revision to the Company’s estimates or judgments or a material adjustment to the carrying values of its assets or liabilities.

Ongoing military conflicts and heightened geopolitical tensions in the Middle East, particularly involving Iran and the Strait of Hormuz, have increased volatility in global energy markets and created risks of supply chain disruptions, which may materially impact our operating results and financial condition. While our primary operations are based in Greece, we maintain export activities in the United Arab Emirates and rely, to a limited extent, on international suppliers. Accordingly, any escalation in the region could adversely affect transportation costs, logistics, and demand in certain export markets; however, based on currently available information, we do not expect a material direct impact on our core operations.

However, the conflict and related sanctions, as well as broader geopolitical developments, could indirectly affect the global economy, financial markets, supply chains, transportation costs, and the availability and pricing of raw materials, pharmaceuticals, and medical products. Such developments could have an adverse impact on our operations, results of operations, and financial condition.

In addition, geopolitical tensions in other regions, including the Middle East and tensions involving Iran, have increased volatility in global energy markets and international trade routes. Escalation of such conflicts or the imposition of additional sanctions, trade restrictions, or government actions could adversely affect global economic conditions, disrupt supply chains, increase transportation and energy costs, or otherwise impact the markets in which we operate.

Although more than 90% of the Company’s operations are conducted in Greece, our business is part of the broader global pharmaceutical and healthcare supply chain. As a result, geopolitical developments outside our primary markets may indirectly affect our suppliers, logistics providers, customers, and the availability and pricing of pharmaceutical products and medical supplies.

Management continues to monitor geopolitical developments and assess their potential impact on the Company’s operations, financial position, and liquidity. At this time, the Company has not identified any material direct impacts; however, the situation remains dynamic and future developments could have a material adverse effect on our business, results of operations, financial condition, or cash flows.

Credit Losses

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326), which introduced the Current Expected Credit Loss (“CECL”) model for estimating credit losses on financial assets measured at amortized cost. The Company adopted ASC 326 effective January 1, 2023. Adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

The Company is exposed to credit risk primarily through trade receivables and certain other financial assets. The Company estimates expected credit losses using a lifetime loss model that incorporates historical experience, external market data, current conditions, and reasonable and supportable forecasts. Customer balances that are significant or that relate to counterparties with material commercial relationships, specific contractual payment terms, or other unique credit characteristics are evaluated individually for collectability. These receivables are assessed based on factors including aging, historical payment behavior, collection activity, contractual arrangements, and subsequent cash receipts, and are excluded from the pooled aging analysis when appropriate. The remaining portfolio is assessed on a pooled basis using an aging-based loss-rate methodology derived from a probability of default (“PD”) and loss given default (“LGD”) framework calibrated to external sector data and adjusted for current economic conditions. Under this methodology, expected loss rates are applied by aging category as follows: 0.40% for receivables aged 0–30 days, 0.60% for receivables aged 31–60 days, 1.00% for receivables aged 61–90 days, 2.00% for receivables aged 91–180 days, and 6.00% for receivables aged 181–360 days. Receivables outstanding for more than 360 days are generally reserved at 30%, unless supported by evidence of recoverability, and balances outstanding for more than two years are reserved at 50%.

The allowance for expected credit losses is reassessed quarterly and recorded through earnings within general and administrative expenses. Receivables are written off when they are deemed uncollectible, and subsequent recoveries are recorded as reversals of the allowance.

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

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

As of December 31, 2025, and 2024, the exchange rates used to translate amounts in Euros into USD and British Pounds into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2025	December 31, 2024
Exchange rate on balance sheet dates
EUR: USD exchange rate	1.1736	1.0351
GBP: USD exchange rate	1.3447	1.2521

Average exchange rate for the period
EUR: USD exchange rate	1.1306	1.0820
GBP: USD exchange rate	1.3191	1.2781

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2025, and December 31, 2024, there were no cash equivalents.

The Company maintains bank accounts in the United States denominated in U.S. Dollars, in Greece denominated in EUR, U.S. Dollars and GBP (British Pounds Sterling), and in Bulgaria denominated in EUR. The Company also maintains bank accounts in the UK, denominated in EUR and GBP (British Pounds Sterling). As of December 31, 2025 and 2024, the aggregate amount in these foreign accounts were $67,763 and $293,040, respectively. Additionally, as of December 31, 2025, and 2024, the Company had cash on hand in the amount of $15,412 and $15,067, respectively.

Reclassifications to Prior Year Financial Statements and Adjustments

Certain reclassifications may be made to prior period amounts to conform to the current year presentation. However, during the year ended December 31, 2025, no reclassifications were made to the Company’s previously reported financial statements for the year ended December 31, 2024.

Accounts Receivable & Allowance for Doubtful Accounts

Accounts receivable are stated at their net realizable value. The allowance for credit losses against gross accounts receivable reflects the best estimate of probable losses inherent in the receivables’ portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. As of December 31, 2025 and 2024, the Company’s allowance for credit losses and doubtful accounts was $30,645,763 and $22,799,219, respectively. Below is the summary of changes in the allowance for doubtful accounts:

December 31, 2025

Balance as of January 1, 2025	$22,799,219
Provisions for credit losses & doubtful accounts	6,408,956
Reversals	(16,054)
Foreign exchange adjustments	1,453,642
Balance as of December 31, 2025	$30,645,763

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Tax Receivables

The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of its business in most of the countries in which it operates related to the procurement of merchandise and/or services it acquires and/or on sales and taxable income. The Company also collects VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services it sells. If the output VAT exceeds the input VAT, this creates a VAT payable to the government. If the input VAT exceeds the output VAT, this creates a VAT receivable from the government. The VAT tax return is filed on a monthly basis offsetting the payables against the receivables. In observance of EU regulations for intra-EU cross-border sales, our subsidiaries in Greece, SkyPharm, CANA and Cosmofarm, do not charge VAT for sales to wholesale drug distributors registered in other European Union member states. As of December 31, 2025 and 2024, the Company had a VAT net receivable balance of $453,619 and $534,263 respectively, recorded in the consolidated balance sheets as “Prepaid expenses and other current assets”.

Inventories

Inventory is stated at the lower of cost or net realizable value using the weighted average method. Inventory consists primarily of finished goods and packaging materials, including packaged pharmaceutical products and the wrappers and containers in which they are sold. The Company maintains a periodic perpetual inventory system, under which inventory quantities and values are updated based on full physical counts performed at set intervals, rather than continuously after each purchase or sale. Inventory is replenished periodically to maintain optimum stock levels available for immediate shipment.

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

Depreciation expense was $435,954 and $387,036 for the years ended December 31, 2025 and 2024, respectively.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10 Long-Lived Assets, property and equipment, as well as intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the asset’s fair value. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.

For the year ended December 31, 2025, the Company recorded an impairment charge of $162,785, which primarily relates to:

•	one e-shop of the Company’s subsidiary, Cosmofarm S.A., which did not generate profits, and
•

several generic pharmaceutical licenses owned by the Company’s subsidiary, CANA S.A., for which the Company does not intend to launch in the foreseeable future and for which future cash flows could not support the carrying amounts.

For the year ended December 31, 2024, the Company recorded an impairment charge of $291,980, which primarily related to a number of the Company’s branded pharmaceuticals purchased by Doc Pharma S.A. pursuant to the agreement signed on June 28, 2023, which the Company does not currently intend to launch in the market, and the write-off of the telehealth platform owned by the Company’s fully owned subsidiary, Zip Doctor Inc., which the Company does not currently utilize.

All impaired assets in 2024 and 2025 were included within “Goodwill and intangible assets, net” in the Company’s Consolidated Balance Sheets.

Goodwill and Intangibles, net

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. The Company operates as a single reporting unit. Goodwill impairment is assessed by first determining whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If such a condition exists, the Company estimates the fair value of the reporting unit using Level 3 inputs and a discounted cash flow methodology. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. Assumptions about future cash flows and growth rates are based on the Company's budget and long-term plans, while discount rate assumptions are based on an assessment of the risk inherent in the reporting unit. If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

On December 19, 2018, as a result of the acquisition of Cosmofarm, the Company recorded $49,697 of goodwill.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Intangible assets with definite useful lives are recorded at cost and amortized on a straight-line basis over their estimated useful lives, which are generally five years for import/export licenses and ten years for pharmaceutical, nutraceutical, and software licenses, including customer bases. The Company evaluates the remaining useful lives annually and adjusts the amortization period prospectively if warranted; no revisions were made as of December 31, 2025.

Amortization expense was $925,110 and $793,836 for the years ended December 31, 2025 and 2024, respectively.

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

As of December 31, 2025, investments consisted of: (i) 3,000,000 shares of ICC International Cannabis Corp., which traded at a closing price of $0 per share or a value of $0, and (ii) 16,666 shares of National Bank of Greece, which traded at a closing price of $2.23 per share or value of $37,163. Additionally, the Company has $8,996 in equity securities of Pancreta Bank, which are revalued annually. See Note 2 for additional investments in equity securities.

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

The following tables presents assets and liabilities that are measured and recognized at fair value as of December 31, 2025 and 2024, on a recurring basis:

	December 31, 2025			Total Carrying
Assets	Level 1	Level 2	Level 3	Value
Marketable securities – National Bank of Greece	$37,163	-	-	$37,163
Digital assets	1,411,084	-	-	1,411,084
	$1,448,247			$1,448,247

	December 31, 2025			Total Carrying
Liabilities	Level 1	Level 2	Level 3	Value
Convertible notes payable	$-	-	2,137,804	$2,137,804
Derivative liability - convertible note	-	-	1,292,198	1,292,198
	$-	-	3,430,002	$3,430,002

	December 31, 2024			Total Carrying
Assets	Level 1	Level 2	Level 3	Value
Marketable securities – National Bank of Greece	$13,214	-	-	$13,214
Digital assets	-	-	-	-
	$13,214			$13,214

Digital assets consist of cryptocurrency holdings measured at fair value using quoted prices on active exchanges and are therefore classified as Level 1 (Note 20). For information regarding convertible notes and derivative liabilities measured at fair value, refer to Note 12 — Convertible Debt.

In addition, ASC 825-10-25, Fair Value Option ("ASC 825-10-25"), expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its qualifying financial instruments other than as described in Note 12 — Convertible Notes.

The Company's consolidated financial statements also include the following financial instruments as of December 31, 2025: cash and cash equivalents, accounts receivable, inventory, prepaid expenses, accounts payable, and accrued expenses. The carrying value of these instruments approximates fair value due to their short-term nature. The Company's debt instruments, including notes payable, loans payable, and lines of credit, carry variable interest rates that reprice with market conditions; accordingly, their carrying values approximate fair value as of December 31, 2025 and 2024.

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

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Customer Advances

The Company receives prepayments from certain customers for pharmaceutical products prior to those customers taking possession of the Company’s products. The Company records these receipts as current liabilities until it has met all the criteria for recognition of revenue including passing control of the products to its customer, at such point, the Company will reduce the customer advances balance and credit the Company’s revenues. As of December 31, 2025 and December 31, 2024 the Company had $912,331 and $363,708 included in “Other current liabilities” in the Company’s Consolidated Balance Sheets.

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

Wholesale revenue and sales of own branded nutraceutical and pharmaceutical products

The Company has contracts or signed partnership forms (usual in the wholesale sector of the pharma industry) with its customers, stipulating the enforceable rights and obligations. The Company is responsible for transferring the goods to the customer’s location, which represents its sole performance obligation. Thus, the transaction price, which is predetermined in most of the products sold, is exclusively allocated to this performance obligation. Revenue is recognized at a single point in time, which is upon issuance of the corresponding sales invoice. The Company has assessed the impact of the items invoiced but not delivered to the customer’s location as of December 31, 2025 and 2024, and deemed that it had no material effect.

Pharma manufacturing

The Company has active contracts with its customers, stipulating the enforceable rights and obligations. The Company is responsible for the manufacturing and the packaging of specific products assigned by its customers, which represents its performance obligations to which the Company allocates the transaction price determined. The customers are responsible for providing the raw materials to the Company. Revenue is recognized over a period of time, which is during the production and packaging period of the respective products. As of December 31, 2025 and 2024 there were no products or batches of products for which the production or packaging phase was in progress.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Medihelm SA

Commencing January 1, 2023, pursuant to the agreement with Medihelm S.A., the exclusive distributor of the Company’s proprietary nutraceutical line in Greece, the Company determined that the transaction price includes variable consideration and estimates the amount of revenue to be recognized subject to the constraint on variable consideration in accordance with ASC 606 Revenue from Contracts with Customers. The Company reassesses the collectability of receivables from the distributor at each reporting date and applies the expected value method to determine the amount of revenue that should be constrained.

Based on this assessment, the Company deferred $367,000 of revenue related to sales to Medihelm during the year ended December 31, 2024. Due to significantly limited sales activity with Medihelm and the substantial allowance for doubtful accounts recorded in prior periods, the Company determined that the cumulative revenue constraint was no longer necessary and reversed the $367,000, which was recorded in “Other income (expense), net” in the Consolidated Statements of Operations for the year ended December 31, 2024.

During 2025, Medihelm continued to represent a significant and concentrated trade receivable exposure for the Company across its subsidiaries SkyPharm S.A., Cosmofarm S.A., and Decahedron Ltd. Historical credit performance has been weak, with cumulative bad debt allowances recorded during 2023–2024 representing a substantial portion of the total historical gross exposure to the distributor. The commercial relationship with Medihelm encompasses multiple transaction streams, including sales of proprietary nutraceutical products through SkyPharm S.A., wholesale pharmaceutical sales through Cosmofarm S.A., and legacy receivables at Decahedron Ltd. arising from historical sales of personal protective equipment that predate 2020 and for which the underlying business relationship is no longer active. During 2025, the Company generated approximately $1.70 million in gross revenue from Medihelm and collected approximately $593 thousand in cash during the year. As of March 31, 2026, the Company received an additional $129 thousand in collections. The distributor operates under extended credit terms of approximately ten months, which increases the duration and liquidity risk associated with the receivable.

In addition, the Company's subsidiaries recorded an additional allowance of $812,952 on Medihelm's receivables within the year, comprising a provision of $526,562 against Cosmofarm S.A.'s prepayment and checks receivable balances — reflecting a full 100% allowance on a prepayment for which the related goods had not been received as of December 31, 2025, and a partial allowance on the portion of checks receivable not yet cashed — and an incremental bad debt reserve of $286,390 under ASC 326 applied to SkyPharm S.A.'s remaining net trade receivable exposure, reflecting a conservative impairment rate based on historical loss experience and the elevated lifetime expected credit loss profile of the counterparty.

Management will continue to monitor the customer's payment performance. If collection trends improve during 2026, any corresponding recoveries will be recognized as increases to revenue in the period of collection.

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

The Company had no clients which contributed 10% or more of revenue and accounts receivable, respectively for the years ended December 31, 2025 and 2024.

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

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At December 31, 2025, we believe our United Kingdom and Greece deferred tax assets will not be realized, as such, we did not record a reversal on the full valuation approach we followed during the period ended December 31, 2025.

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

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Retirement and Termination Benefits

Under Greek labor law, employees are entitled to lump-sum compensation in the event of termination or retirement. The amount depends on the employee’s years of service and remuneration at the date of termination or retirement. If an employee remains with the Company until full retirement eligibility, the employee is entitled to a lump-sum equal to 40% of the compensation that would be payable upon termination on the same date.

The Company periodically evaluates the uncertainties and judgments related to the application of the relevant labor law regulations to determine retirement and termination benefit obligations of its Greek subsidiaries. The Company engaged an independent actuarial expert in 2023 to estimate the obligation in accordance with ASC 715 Compensation—Retirement Benefits, resulting in a cumulative liability of $408,665 as of December 31, 2023. No actuarial valuation was obtained during 2024, and management determined that no significant events or changes in circumstances had occurred that would materially affect the estimate; therefore, the liability remained unchanged for that period.

During the year ended December 31, 2025, the Company engaged an actuarial expert again and adjusted the liability based on the updated actuarial valuation prepared under U.S. GAAP. As a result, the Company recorded a retirement and termination benefits liability of $383,993 and $377,264 as of December 31, 2025 and 2024, respectively, which is presented as a long-term liability within “Other liabilities” in the Company’s consolidated balance sheets. The change in the liability reflects updated actuarial assumptions and employee service data included in the 2025 actuarial report.

Convertible Promissory Notes

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

Digital Assets

In December 2023, FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. ASU 2023-08 requires certain crypto assets to be measured at fair value separately on the balance sheet with gains and losses from changes in the fair value reported as unrealized gains or losses in the consolidated statement of income (loss) and comprehensive income (loss) each reporting period. ASU 2023-08 also enhances the other intangible asset disclosure requirements by requiring the name, cost basis, fair value, and number of units for each significant crypto asset holding. In conjunction with the acquisition of digital assets during the year ended December 31, 2025, the Company adopted and applied ASU-2023-08 henceforth.

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

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

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

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net loss per share for the years ended December 31, 2025 and 2024 as such shares would have had an anti-dilutive effect:

	2025	2024
Common Stock Warrants	12,926,507	12,926,507
Common Stock Options	-	-
Convertible Debt	20,285,525	-
Total	33,212,032	12,926,507

Common stock equivalents are included in the diluted income per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance enhances the transparency and decision usefulness of income tax disclosures, primarily through expanded disclosures related to the effective tax rate reconciliation and income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024. The Company adopted this guidance during the year ended December 31, 2025, and the adoption did not have a material impact on the Company’s consolidated financial statements, but resulted in expanded income tax disclosures.

In November 2023, the Financial Accounting Standards Board issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This guidance expands public entities’ segment disclosures by requiring disclosure of significant segment expenses regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard for the year ended December 31, 2025, and the related disclosures are included in Note 19 – Segment Reporting.

In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This guidance requires public entities to provide additional disclosures about specific expense categories presented within income statement line items, including purchases of inventory, employee compensation, depreciation, and amortization. The guidance also requires disclosure of total selling expenses and, on an annual basis, the definition of selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statement disclosures.

In July 2025, the Financial Accounting Standards Board issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update introduces a practical expedient and policy election for estimating expected credit losses on current accounts receivable and contract assets arising from contracts accounted for under ASC 606. The amendments are effective for annual reporting periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

The Company does not expect the adoption of other recently issued accounting pronouncements to have a material impact on its consolidated financial statements.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

NOTE 3 – EQUITY METHOD INVESTMENTS

Cosmo Farmacy LP

In September 2019, the Company entered into an agreement with an unaffiliated third party to incorporate CosmoFarmacy L.P. for the purpose of providing strategic management consulting services and the retail trade of pharmaceutical products, and OTC to pharmacies. CosmoFarmacy was incorporated with a 30-year term through May 31, 2049. The unaffiliated third party is the general partner (the “GP”) of the limited partnership and is responsible for management and decision-making associated with CosmoFarmacy. The initial share capital was set to EUR 150,000 ($163,080) which was later increased to EUR 500,000 ($543,600). The GP contributed the pharmacy license (the “License”) valued at EUR 350,000 (30-year term) to operate the business of CosmoFarmacy in exchange for a 70% equity ownership. The Company is a limited partner and contributed cash of EUR 150,000 ($163,080) for the remaining 30% equity ownership. CosmoFarmacy is not publicly traded, and the Company’s investment has been recorded using the equity method of accounting.  During the 12-month period ended December 31, 2024, the Company determined that its investment in CosmoFarmacy LP was fully impaired. As the entity is currently dormant and has not published or provided any financial statements, whether audited or unaudited, to substantiate the carrying value of the investment, management concluded that there was no reasonable expectation of recovery. Accordingly, the Company recognized a full impairment loss on the investment, writing off its entire carrying amount. As a result, the Company has determined that the investment no longer holds any recoverable value. The value of the investment as of December 31, 2025 and December 31, 2024, was $0 and $0, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following on December 31, 2025 and 2024:

	2025	2024
Land	$3,767,379	$3,322,780
Buildings and improvements	5,302,616	4,526,432
Leasehold improvements	3,861	3,405
Vehicles	246,914	265,261
Furniture, fixtures and equipment	3,375,930	2,846,657
	12,696,700	10,964,535
Less: Accumulated depreciation and amortization	(2,117,842)	(1,275,030)
Total	$10,578,858	$9,689,505

Depreciation expense was $453,954 and $387,036 for the years ended December 31, 2025 and 2024, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2025 and 2024:

	2025	2024
License	$8,180,160	$7,257,938
Trade name / mark	355,200	390,188
Customer base	626,397	626,397
Software	1,270,937	1,113,840
	10,432,694	9,388,363
Less: Accumulated amortization & impairment
License	(2,063,556)	(1,117,341)
Trade name / mark	(36,997)	(36,997)
Customer base	(457,259)	(174,279)
Software	(354,884)	(352,909)
Subtotal	7,519,998	7,706,837
Goodwill	49,697	49,697
Total	$7,569,695	$7,756,534

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Amortization expense was $925,110 and $793,836 for the years ended December 31, 2025, and 2024, respectively. In addition, the Company recorded an impairment charge for the year ended December 31, 2025 of $162,785 primarily related to an e-shop of our subsidiary Cosmofarm S.A., and certain generic pharmaceutical licenses for which future cash flows could not support the carrying amounts. For the year ended December 31, 2024, an impairment charge of $291,980 was recorded relating to certain branded pharmaceuticals purchased by Doc Pharma S.A. and the telehealth platform of Zip Doctor Inc., which the Company does not currently intend to utilize or launch. These impairments were recognized due to indications of diminished recoverability based on management’s assessment of market conditions and expected future cash flows. On December 31, 2025, the estimated aggregate amortization expense for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows:

Year	Amount
2026	$935,541
2027	935,205
2028	935,166
2029	915,391
2030	900,529
Thereafter	2,542,966
Sum	$7,164,798

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

 As of December 31, 2024, the Company had a short-term receivable balance of $614,473 and a long-term receivable balance of $2,876,523 under this loan. During the year ended December 31, 2025, the Company received €419,956 ($492,861) in principal payments such that as of December 31, 2025, the Company had a short-term receivable balance of $487,638 and a long-term receivable balance of $3,146,201 under this loan. The Company received no interest payments during year ended December 31, 2025.  During the year ended December 31, 2025, the Company accrued interest income of $191,085 in connection with the Medihelm loan receivable. The Note is considered fully recoverable as of December 31, 2025.

NOTE 7 – CAPITAL STRUCTURE

On September 30, 2025, the Company ameded its Articles of Incorporation to increase the number of authorized shares of capital stock of the Company to 1,500,000,000 shares of Common Stock and 300,000,000 shares of “blank check” Preferred Stock.

Preferred Stock

The Company is authorized to issue 300 million shares of “blank check” preferred stock, of which 6,000,000 are designated as Series A convertible preferred stock. The preferred stock has a liquidation preference over the common stock and is non-voting. As of December 31, 2025 and 2024, all Series A convertible preferred stock had been converted, and no preferred shares were issued and outstanding.

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

Each holder is entitled to receive dividends in shares of Series A Preferred Stock or cash determined based on the stated value of each Series A Preferred Stock at the dividend rate of 8.0% per year. For the year ended December 31, 2022, the Company recorded $372,414 as a deemed dividend in accordance with the Series A Preferred Stock cumulative dividend. As of December 31, 2022, the cumulative dividend has been recorded as mezzanine equity. Following, Mr. Siokas waiver of the right to receive the dividends on February 26, 2024 and the unanimous written consent of the Company’s Board of Directors on February 29, 2024, through which was resolved that the Company shall remove all accrued and unpaid dividends payable to the previous holders of Series A Preferred stock, the Company eliminated the total deemed dividend of $372,414 through retained earnings. Thus, the balance of mezzanine equity as of December 31, 2025, was $0.

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

Treasury stock

As of December 31, 2025 and 2024, the Company held 86,497 shares of its common stock as treasury stock at a cost of $917,159. Shares repurchased by the Company are recorded as treasury stock and reduce the number of shares outstanding used in the calculation of earnings per share.

On January 24, 2023, the Company announced that its Board of Directors approved a share repurchase program authorizing the repurchase of up to $3.0 million of the Company’s common stock. Repurchases under the program may be made from time to time through open market purchases in accordance with applicable securities laws and other restrictions.

No share repurchases were made under the program during the years ended December 31, 2025 or 2024.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Common Stock

The Company is authorized to issue 1,500,000 million shares of common stock. As of December 31, 2025 and 2024, the Company had 41,153,834 and 23,689,161 shares of our common stock issued, respectively, and 41,067,337 and 23,602,664 shares outstanding, respectively.

Issuance of Common Stock

During the period from September 22 to December 31, 2025, the Company issued an aggregate of 5,997,256 shares of its common stock under its At-the-Market (“ATM”) sales program, pursuant to the Company’s Shelf Registration Statement on Form S-3 (File No. 333-267550). The shares were sold for gross proceeds of $5,417,396 and net proceeds of $5,254,875, after deducting the underwriter’s commissions and other offering expenses.

During the year ended December 31, 2025, the Company issued an aggregate of 3,654,841 shares of its common stock to Mr. Grigorios Siokas, the Company’s Chief Executive Officer, in settlement of outstanding obligations totaling $1,741,978. The obligations related to unpaid salaries and performance-based bonuses previously accrued and owed to Mr. Siokas. The shares were issued at the fair market value of the Company’s common stock on the respective dates of issuance. The transaction was accounted for as a non-cash settlement of related party liabilities.

On December 31, 2025, the Company issued 451,385 shares of its common stock pursuant to a debt exchange agreement to fully settle the outstanding promissory note related to the Cloudscreen acquisition. The exchange resulted in the conversion of $293,400 of outstanding debt into equity at an exchange price of $0.65 per share. As the exchange price exceeded the Company’s closing stock price of $0.498 on the exchange date, the Company recognized a gain on debt extinguishment of $68,610 in connection with the transaction. Additional information regarding this obligation is included in Note 11 – Notes Payable.

On December 30, 2025, the Company granted an aggregate of 2,350,000 shares of restricted common stock to the Chief Executive Officer, the Chief Financial Officer, certain officers and directors, and other key employees pursuant to the Cosmos Health Inc. 2024 Omnibus Equity Incentive Plan. The restricted shares vest in two equal instalments, with 50% vesting on December 31, 2026 and the remaining 50% vesting on December 31, 2027. No share-based compensation expense related to these awards was recognized during the year ended December 31, 2025, as amortization of the grant-date fair value will commence on January 1, 2026.

During the period from November 24, 2025 through December 7, 2025, the Company issued an aggregate of 783,430 shares of its common stock upon the conversion of the Company’s May 2025 Convertible Promissory Notes (the “May 2025 Notes”), resulting in the full settlement of the notes. The conversions satisfied total obligations of $327,661, consisting of $310,000 of outstanding principal and $17,661 of accrued interest, in accordance with the conversion terms of the May 2025 Notes. The conversions were completed pursuant to the provisions of the respective note agreements. Further information regarding the May 2025 Notes is included in Note 12 – Convertible Debt.

On September 5, 2025, the Company entered into a marketing services agreement with a third-party advisor, pursuant to which it issued 300,000 shares of its common stock in exchange for stock awareness, investor relations, and digital marketing services. The shares carry full voting rights and vest at a rate of 150,000 shares per month over the 2-month term of the agreement. The fair value of the shares on the issuance date was $0.649 per share, resulting in a total fair value of $194,700. During the year ended December 31, 2025, the Company recognized stock-based compensation expense of $194,700 in the consolidated statements of operations.

On August 5, 2025, the Company issued an additional 500,000 shares of common stock (the “Incentive Stock”) to the lender of the June 9, 2025 secured convertible loan agreement as incentive consideration in connection with the lender’s agreement to subordinate its position to another senior convertible note. The fair value of the Incentive Stock on the issuance date was $0.878 per share, resulting in a total fair value of $439,000. This amount was recognized in “Change in fair value of convertible notes” in the consolidated statement of operations for the year ended December 31, 2025.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

On July 24, 2025, the Company entered into a marketing services agreement with a third-party advisor, pursuant to which it issued 169,549 shares of its common stock in exchange for marketing and distribution services. The shares carry full voting rights and vest at a rate of 28,258 shares per month over the 6-month term of the agreement. In accordance with the terms of the agreement, if the Company terminates the arrangement, any unvested shares as of the termination date will be subject to clawback. The fair value of the shares on the issuance date was $0.5898 per share, resulting in a total fair value of $100,000. During the year ended December 31, 2025, the Company recognized stock-based compensation expense of $83,333 in the consolidated statements of operations.

On July 1, 2025, the Company entered into a consulting agreement with a third-party advisor, pursuant to which it issued 240,000 shares of its common stock in exchange for general advisory services. The shares carry full voting rights and vest at a rate of 20,000 shares per month over the 12-month term of the agreement. In accordance with the terms of the agreement, if the Company terminates the arrangement under Section 19 (Termination), any unvested shares as of the termination date will be subject to clawback. The fair value of the shares on the issuance date was $0.3939 per share, resulting in a total fair value of $94,536. During the year ended December 31, 2025, the Company recognized stock-based compensation expense of $39,390 in the consolidated statements of operations.

On June 9, 2025, in connection with the execution of a secured convertible loan agreement with an aggregate principal amount of $1,304,348, the Company issued 326,087 restricted shares of common stock (the “Commitment Stock”) to the lender as additional consideration. The shares were issued at a nominal price of $0.001 per share, were fully vested and nonforfeitable upon issuance, and were not subject to any further service or performance conditions. The fair value of the Commitment Stock on the issuance date was determined to be $0.48 per share, resulting in a total fair value of $156,196. This amount was recognized as other finance costs, included in “Non-cash interest expense” in the consolidated statement of operations for the year ended December 31, 2025.

On June 3, 2025 (the “Effective Date”), the Company issued 150,000 shares of its common stock to a consultant in consideration for such consultant’s business advisory services. The shares were earned in full as of the Effective Date. The fair value of the shares on issuance was $0.458 per share, resulting in a total expense of $68,700, which has been recognized in the consolidated statement of operations. The consultant provides non-exclusive business advisory services, including guidance on growth strategies and networking with its contacts for general business purposes.

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

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

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

During the 12 months ended December 31, 2024, the Company issued 15,258 shares of common stock to a consultant for services rendered. The shares were valued and expensed in the amount of $96,888 on the date of issuance and are separately presented in the consolidated statement of changes in stockholders’ equity and mezzanine equity as “Shares issued in lieu of cash” for the year ended December 31, 2024.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Debt Conversions

On December 31, 2025, the Company issued 451,385 shares of its common stock pursuant to a debt exchange agreement to fully settle the outstanding promissory note related to the Cloudscreen acquisition. The exchange resulted in the conversion of $293,400 of outstanding debt into equity at an exchange price of $0.65 per share. As the exchange price exceeded the Company’s closing stock price of $0.498 on the exchange date, the Company recognized a gain on debt extinguishment of $68,610 in connection with the transaction. Additional information regarding this obligation is included in Note 11 – Notes Payable.

During the period from November 24, 2025 through December 7, 2025, the Company issued an aggregate of 783,430 shares of its common stock upon the conversion of the Company’s May 2025 Convertible Promissory Notes (the “May 2025 Notes”), resulting in the full settlement of the notes. The conversions satisfied total obligations of $327,661, consisting of $310,000 of outstanding principal and $17,661 of accrued interest, in accordance with the conversion terms of the May 2025 Notes. The conversions were completed pursuant to the provisions of the respective note agreements. Further information regarding the May 2025 Notes is included in Note 12 – Convertible Debt.

Exercise of Warrants

During the year ended December 31, 2024, the Company issued 2,332,000 shares of common stock upon the exercise of 2,332,000 warrants. The Company received gross proceeds of $4,240,977 from the exercises. Net proceeds, after deducting legal, agent and escrow fees of $372,109, amounted to $3,868,868. The warrants were exercised following a Warrant Inducement Letter Agreement entered into on September 26, 2024, pursuant to which the exercise price of the warrants was reduced from $1.45 to $0.8701.

No warrant exercises occurred during the year ended December 31, 2025.

Issuance of Common Stock and Warrants

On December 29, 2023, the Company entered into a warrant exchange agreement (the “Warrant Exchange”) with an investor to reduce the exercise price of 2,437,063 warrants from $2.75 per share to $1.45 per shares as an inducement to exercise. The Company issued 1,487,000 shares of common stock, held 950,063 shares in escrow until the investor’s beneficial ownership limitation allows for the transfer of the escrow shares, and received gross cash proceeds of 3,533,741. The Company contingently granted 4,874,126 additional warrants to be issued upon shareholder approval, with an exercise price of $1.45 and a term of five years. For the year ending December 31, 2024, the Company recorded a deemed dividend of $7,642 for the inducement to exercise and $7,218,485 for the grant of new warrants.

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

The domestic and foreign components of income (loss) before (benefit from) provision for income taxes were as follows:

	December 31, 2025	December 31, 2024
Domestic	$(11,848,510)	$(6,700,828)
Foreign	(7,296,488)	(9,482,190)
	$(19,144,998)	$(16,183,018)

The components of the (benefit from) provision for income taxes are as follows:

	December 31, 2025	December 31, 2024
Current tax provision
Federal	$-	$-
State	-	-
Foreign	-	-
Total current tax provision	$-	$-

Deferred tax provision
Domestic	$-	$-
State	-	-
Foreign	-	-
Total deferred tax provision	$-	$-

Total current provision	$-	$-

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2024 and 2023 is as follows:

	December 31, 2025	December 31, 2024
US
Loss before income taxes	$(19,144,998)	$(16,183,018)
Taxes under statutory US tax rates	$(4,020,450)	$(3,398,434)
Increase (decrease) in taxes resulting from:
Increase in valuation allowance	$4,846,721	$3,904,140
Foreign tax rate differential	$67,804	$111,774
Other	$141,384	$(95,060)
Prior period adjustments	$26,032	$-
State taxes	$(1,061,491)	$(522,420)
Income tax expense	$-	$-

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	December 31, 2025	December 31, 2024
Net operating loss carryforward	$14,459,165	$10,977,546
Capital loss carryforward	801,744	801,744
Section 163(j) carryforward	611,552	469,387
Nonqualified Stock Options	129,954	-
Foreign exchange	129,916	129,916
Allowance for doubtful accounts	5,550,804	4,991,818
Accrued expenses	613,133	333,260
Unrealized gains and losses on financial assets and liabilities	682,098	358,761
Lease liability	268,759	258,682
Capitalized research & development costs	-	(8,208)
Fixed assets	(114,262)	(35,734)
Total deferred tax assets	23,132,863	18,277,172

Intangibles	33,042	31,932
Inventory	(170)	(170)
Right of use asset	(266,151)	(256,075)
Goodwill	(10,980)	(10,980)
Total deferred tax liabilities	(244,259)	(235,293)
Valuation allowance	(22,888,604)	(18,041,879)
Net deferred tax assets	$-	$-

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

As of December 31, 2025, the Company had total net operating loss ("NOL") carryforwards of approximately $55,136,575. Of this amount, $15,624,388 relates to the Group’s foreign entities, while $37,512,187 pertains to its U.S. entities. These NOL carryforwards may be utilized to offset future taxable income, subject to potential limitations under Internal Revenue Code (IRC) Section 382. Of the $37.5 million U.S. Federal NOL carryforwards, $2.5 million are pre-2018 and begin to expire in 2031. The remaining balance of 35 million is limited to utilization of 80% of taxable income but do not have an expiration. On December 31, 2025, the Company had Greek NOL carryforwards of $13,411,516 and UK NOL carryforwards of $2,212,872. The utilization of these NOL carryforwards may be subject to certain limitations as follows:

Greece: Under Greek tax law, NOL carryforwards may be carried forward for a period of five years from the year in which the loss was incurred. The ability to utilize these carryforwards may be further limited in the event of a significant change in ownership or a substantial change in the nature of the Company's business operations, as defined under Greek tax legislation.

United Kingdom: Under UK tax law, NOL carryforwards (referred to as trading losses) may be carried forward indefinitely; however, their utilization is subject to the loss restriction rules introduced in April 2017, which limit the amount of profit that can be offset by carried-forward losses to 50% of annual taxable profits, subject to a £5 million deductions allowance per group. The ability to utilize these carryforwards may also be restricted following a change in ownership if there is a major change in the nature or conduct of the Company's trade within a relevant period.

A valuation allowance exists for all operations, based on a more likely than not criterion and in consideration of all available positive and negative evidence.

ASC 740 requires that the tax benefit of NOLs, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s history of domestic operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance, on all our deferred tax asset. Management considered all available evidence to when evaluating the realizability of foreign deferred tax assets by jurisdiction and concluded primarily based upon a strong earnings history that these deferred tax assets were more-likely-than-not to not be realizable.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

The Company applied the “more-likely-than-not” recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of December 31, 2025 and December 31, 2024, respectively. We recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense.

The Company files income tax returns in Illinois, United States, and in foreign jurisdictions including Greece and the United Kingdom. As of December 31, 2025, all domestic tax years are open to tax authority examination due to the availability of net operating loss deductions, 2010 through 2025. In Greece, the statute of limitations is open for five years, 2020 through 2025. In the United Kingdom, the statute of limitations is open for four years, 2021 through 2025. Currently, there are no ongoing tax authority income tax examinations other than those disclosed in Note 15, Commitments and Contingencies.

NOTE 9 – RELATED PARTY TRANSACTIONS

Doc Pharma S.A.

Doc Pharma S.A. is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the son of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma S.A. in the past.

Prepaid expenses and other current assets – related party & Other assets – related party

As of December 31, 2025, and December 31, 2024, the Company had prepaid balances of $4,642,853 and $3,284,052, respectively, to Doc Pharma. The increase in the prepaid balance primarily reflects higher prepayments related to the increased demand for exports in the UAE and other related countries (refer to the “Distribution Agreements” section).

For the year ended December 31, 2025, approximately $3.9 million of the prepayment relates to purchases of inventory pursuant to the CMO agreement signed between the Company and Doc Pharma SA on October 10, 2020; $310,000 relates to the purchase of pharmaceutical and nutraceutical licenses under the May 17, 2021 Research and Development agreement (refer to the “Research and Development agreements” section); and the remaining $410,000 represents the current portion of the Royalty Agreement signed on December 31, 2024 (refer to the “Research and Development agreements” section). The non-current portion of the Royalty Agreement of $1,643,040 is included in “Other Assets – Related Party” in the Company’s Consolidated Balance Sheets as of December 31, 2025.

The remaining balance of Prepaid Expenses and Other Current Assets – Related Party relates to Panagiotis Kozaris, former General Operational Manager and current employee of Cosmofarm S.A., as further described in this related party disclosure.

Accounts payable and accrued expenses – related party

As of December 31, 2025 and December 31, 2024, the Company had an accounts payable balance to Doc Pharma of $671,148 and $249,768, respectively. The December 31, 2025 balance concerns a trade payable balance that our subsidiary wholesaler, Cosmofarm SA, owes to Doc Pharma SA, concerning purchases of certain pharmaceutical products.

The remaining balance of Accounts Payable and Accrued Expenses – Related Party relates to compensation payable to management as further described in this related party disclosure (“Other Related Parties” section).

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Accounts receivable – related party

Additionally, the Company had a receivable balance of $3,340,275 and $2,295,706 from Doc Pharma S.A. as of December 31, 2025, and December 31, 2024, respectively, which concerns trading receivables balances with the Company’s Greek and UK subsidiaries. As of December 31, 2025, a cumulative allowance for doubtful accounts of approximately $1.7 million has been recognized, effectively offsetting this balance.

The remaining balance of Accounts Receivable – Related Party relates to amounts due from Maria Kozari’s wholly owned pharmacy (Maria Kozari is the daughter of Panagiotis Kozaris, a former General Operational Manager and current employee of Cosmofarm S.A.), as further described in this related party disclosure.

Sales and Purchases

During the years ended December 31, 2025 and 2024, the Company purchased products totaling $1,534,259 and $1,091,540, respectively, from Doc Pharma S.A., and sold products totaling $983,950 and $781,386, respectively, to Doc Pharma S.A.

Other Agreements

On October 10, 2020, the Company entered into a contract manufacturer outsourcing (“CMO”) agreement with Doc Pharma whereby Doc Pharma is responsible for the development and manufacturing of pharmaceutical products and nutritional supplements according to the Company’s specifications based on strict pharmaceutical standards and good manufacturing practice (“GMP”) protocols as the National Organization for Medicines requires. The Company has the exclusive ownership rights for trading and distribution of its own branded nutritional supplements named “Sky Premium Life®”. The duration of the agreement is for five years, however, either party may terminate the agreement at any time giving six-month advance notice. Doc Pharma is exclusively responsible for supplying the raw materials and packaging required to manufacture the final product. However, they are not responsible for potential delays that may arise, concerning their import. Doc Pharma is also obligated to store the raw and packaging materials. The delivery of raw and packaging materials should be purchased at least 30 and 25 days, respectively, before the delivery date of the final product. Doc Pharma solely delivers the finished product to the Company. There is a minimum order quantity (“MoQ”) of 1,000 pieces per product code. Both parties have agreed that the Company will deposit 60% of the total cost upon agreement and assignment and 40% of the total cost including VAT charge upon the delivery date. The prices are indicative and are subject to amendments if the cost of the raw material or the production cost change.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024, the Company has purchased €762,216 ($861,777) and €493,241 ($533,687), respectively, in inventory related to this agreement.

On May 17, 2021, Doc Pharma and the Company entered into a Research and Development (“R&D”) agreement under which Doc Pharma is responsible for the research, development, design, registration, copyrights, and licensing of 250 nutritional supplements under the brand Sky Premium Life®, intended for sale in Greece and internationally. The total project cost is €1,425,000 plus VAT and is structured in three phases: Design and Development (€725,000), Control and Product Manufacturing (€250,000), and Clinical Study and Research (€450,000). As of December 31, 2022, the Company had acquired 81 licenses for €554,500 ($593,204), representing 38.91% of the total project cost. During the year ended December 31, 2024, the Company acquired an additional 60 licenses for €710,000 ($734,921), while no additional Sky Premium Life® licenses were purchased during the year ended December 31, 2025. The agreement is scheduled to terminate on December 31, 2025 and is currently under review for a potential extension in both scope and duration.

On December 31, 2024, the Company signed an agreement with a related party, DocPharma SA (the “Licensor”), through which the Company obtained a royalty-bearing, exclusive worldwide license to actively commercialize the patents owned by the Licensor, through research and preclinical and clinical trials for the useful life of the patents, or for 20 years, whichever is longer. The patents, filed in 2016 and 2017 respectively, cover innovative treatments for cancer. The terms of the agreement include an initial payment of EUR 500,000 due by the end of 2025, followed by fixed annual payments of EUR 350,000 during the five-year Start-Up Term from 2025 to 2030. After the Start-Up Term, the Company will pay an 1.5% royalty on annual net sales of licensed products covered by an issued patent. Moreover, the Company retains an optional buy-out right for a total amount of EUR 7,500,000, which can be exercised with a 60 day-notice and a 60-day close period. The Company also has the right to sublicense the patents. For the 12-month period ended December 31, 2025, the Company incurred EUR 350,000 ($410,760) in royalties concerning this agreement, which were included in “Research and Development costs” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

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

Loans receivable - related party

As of December 31, 2022, prepaid expenses due from Doc Pharma totaled €7,103,706 ($7,599,545), primarily reflecting prepayments made by SkyPharm S.A. under the CMO agreement in anticipation of expected sales of SPL products in 2023, particularly through Amazon channels in the UK, Singapore, Canada, and other markets. Since a significant portion of these prepayments was not expected to be realized within 12 months, the Company converted €4,000,000 ($4,279,200) of the prepaid balance into a loan to Doc Pharma. The 10-year loan, maturing December 1, 2032, bears a fixed interest rate of 5.5% payable monthly and is repayable in 120 equal installments of €33,333.33 ($35,660), with optional prepayment at any time without penalty. As of December 31, 2025 and 2024, the loan had a current portion of €1,092,844 ($1,282,561) and €500,000 ($517,550), and a non-current portion of €2,400,000 ($2,816,640) and €2,800,000 ($2,898,280), respectively, presented as “Loans receivable – related party” on the consolidated balance sheets. During 2025, the Company received no principal or interest payments but recognized €181,500 ($205,208) of interest income related to this loan.

During the year ended December 31, 2025, management assessed the recoverability of the outstanding loan balance in light of approximately 18 months of non-payment of both principal and interest. Given the prolonged arrears and the uncertainty surrounding the counterparty's ability to resume scheduled payments, the Company recorded a full allowance of $3,949,085 against the outstanding loan receivable — related party balance as of December 31, 2025. The difference between the allowance recorded in the income statement and the corresponding balance sheet amount reflects the use of different EUR/USD exchange rates — the average rate for the income statement and the closing rate for the balance sheet — with the offset recognized in accumulated other comprehensive income. This allowance is considered non-reversible absent a material change in circumstances and is presented within "General and administrative expenses" in the Consolidated Statements of Operations for the year ended December 31, 2025.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Loans receivable - Related Party - Long Term

On February 28, 2023 (Issue Date) the Company signed a Secured Promissory Note with Cana Laboratories Holding (Cyprus) Limited (the “Holder”), whereby the Holder borrowed the sum of €4,100,000 ($4,457,520) from the Company. Interest on the Principal Amount under this Note shall accrue at a rate equal to Five Percent (5%) plus one month LIBOR per annum (5.47% as of December 31, 2024). The maturity date (“Maturity Date”) of this Note shall be five years from the Issue Date. The Principal Amount, as well as all accrued interest shall be due and payable on the Maturity Date. During the six months ended June 30, 2023, the Company recorded interest income of €137,138 ($148,789). Following, the completion of Cana’s acquisition on June 30, 2023 the balance of the Note was eliminated on a consolidated level.

Panagiotis Kozaris

Panagiotis Kozaris is considered a related party due to the fact that he is a former General operational manager and current employee of Cosmofarm S.A.

Prepaid Expenses and Other Current Assets - Related Party

From time to time, the Company repurchases shares owned by Panagiotis Kozaris and records them as treasury shares. The Company makes advance payments to Panagiotis Kozaris for these shares and receives the shares upon execution of a cumulative stock purchase agreement (“SPA”). During the years ended December 31, 2025 and 2024, the Company made no additional payments to Panagiotis Kozaris, and no SPA covering these amounts had been executed as of December 31, 2025. As of December 31, 2025 and 2024, balances of $194,215 and $194,215, respectively, are included in “Prepaid Expenses and Other Current Assets – Related Party” in the accompanying consolidated balance sheets.

During the year ended December 31, 2025, given the prolonged period during which no SPA had been executed and the uncertainty surrounding the timing and completion of the share repurchase, management determined that the advance was no longer recoverable with sufficient certainty. Accordingly, the Company recorded a full allowance of $194,215 against the outstanding balance as of December 31, 2025, presented within "General and administrative expenses" in the Consolidated Statements of Operations. Should a cumulative SPA be executed in a subsequent period, the allowance will be reversed at that time to the extent the underlying advance is recovered through the receipt of shares.

Basotho Investment Limited

Basotho Investment Limited is considered a related party once Panagiotis Kozaris (former General operational manager and current employee of Cosmofarm S.A) is one of its directors.

General and administrative expenses

On November 21, 2023, the Company issued 120,000 shares of common stock to Basotho Investment Limited for services rendered. The amortization of the fair value of these shares for the period ended December 31, 2025 and 2024 was $0 and $113,300, respectively, which was included in “General and administrative expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Maria Kozari

Maria Kozari is considered a related party to the Company due to the fact that she is the daughter of Panagiotis Kozaris, a former Operational General Manager and current employee of Cosmofarm S.A.

Accounts Receivable - Related Party

During 2021, the Company, through its subsidiary, Cosmofarm SA, commenced a partnership with a pharmacy called “Pharmacy & More”, owned by Maria Kozari. The transactions with the respective pharmacy were in Cosmofarm’s normal course of business, however, a more flexible credit policy was allowed as the pharmacy was new and needed to be established in the market. During the years ended December 31, 2025 and 2024 the Company’s net sales to Pharmacy & More amounted to $460,016 and $414,443 respectively. As of December 31, 2025 and 2024 the Company’s outstanding receivable balance due from the pharmacy amounted to $1,721,143 and $1,183,429, respectively, and are included in “Accounts receivable - related party”, on the accompanying consolidated balance sheets. As of December 31, 2025, a cumulative allowance for doubtful accounts of approximately $834,000 has been recognized, effectively offsetting this balance.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

The Company plans to acquire Pharmacy & More within fiscal year 2026. Upon acquisition, the Company intends to offset the outstanding receivable balance with the corresponding purchase price and additionally plans to make Pharmacy & More the first shop-in-shop of its own branded line of nutraceutical products, Sky Premium Life® (SPL).

Other Related Parties

Additionally, as of December 31, 2025, the Company had the following material balances with related parties, all classified within “Accounts payable and accrued expenses – related party” in the consolidated balance sheets:

•	$894,336 payable to Grigorios Siokas, Chief Executive Officer, relating to accrued but unpaid salaries and bonuses.
•	$420,000 payable to George Terzis, Chief Financial Officer, relating to accrued but unpaid salaries and bonuses; and
•	$14,218 payable to Nikolaos Bardakis, Chief Operating Officer, relating to accrued but unpaid salaries and bonuses.

Notes Payable – Related Party

A summary of the Company’s related party notes payable during the years ended December 31, 2025 and 2024 is presented below:

	2025	2024

Beginning Balance	$10,558	$11,283
Payments	-	-
Foreign currency translation	1,413	(725)
Ending Balance	$11,971	$10,558

Grigorios Siokas

Grigorios Siokas is the Company’s CEO and principal shareholder.

On December 20, 2018, the €1,500,000 ($1,718,400) note payable, originally borrowed pursuant to a Loan Agreement with a third-party lender, dated March 16, 2018, was transferred to Grigorios Siokas. The note bore an interest rate of 4.7% per annum, originally matured on March 18, 2019 pursuant to the original agreement, which was extended to December 31, 2021, and again to December 31, 2024. During the year ended December 31, 2022, the Note was paid in full and as of December 31, 2025 the Company had no outstanding balance.

Dimitrios Goulielmos

Dimitris Goulielmos was the Company’s former CEO and a Director of the Company.

On November 21, 2014, the Company entered into an agreement with Dimitrios Goulielmos, as amended on November 4, 2016. Pursuant to the amendment, this loan has no maturity date and is non-interest bearing. As of December 31, 2025 and 2024, the Company had a principal balance of €10,200 ($11,971) and €10,200 ($10,558), respectively.

The above balances are adjusted for the foreign currency rate as of the balance sheet date. For the years ended December 31, 2025 and 2024, the Company recorded a foreign currency translation loss of $1,413 and a gain of $725, respectively.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Loans Payable – Related Party

A summary of the Company’s related party loans payable during the years ended December 31, 2025 and 2024 is presented below:

	2025	2024

Beginning balance	$6,194	$13,257
Proceeds	-	-
Set-offs	774,371
Payments	(781,394)	(6,210
Foreign currency translation	829	(853)
Ending balance	$-	$6,194

Grigorios Siokas

From time to time, Grigorios Siokas, the Company’s Chief Executive Officer, provides financing to the Company in the form of non-interest-bearing loans with no fixed repayment terms.

As of December 31, 2025 and 2024, the outstanding principal balance of these loans amounted to $0 and $6,194, respectively, and was included in loans payable to related parties.

During the year ended December 31, 2025, the Company’s wholly owned subsidiary, SkyPharm S.A., repaid an aggregate amount of $781,394 to Mr. Siokas. This repayment was effected through a set-off against outstanding salary and bonus liabilities owed to him.

All related-party balances denominated in foreign currencies are translated at the exchange rates prevailing at the balance sheet date. For the years ended December 31, 2025 and 2024, the Company recognized a foreign exchange loss of $829 and a foreign exchange gain of $853, respectively.

Except as disclosed above, the Company has not entered into any material transactions with its directors, executive officers, promoters, beneficial owners of more than five percent of its common stock, or immediate family members of such persons.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

NOTE 10 – LINES OF CREDIT

A summary of the Company’s lines of credit as of December 31, 2025 and 2024, is presented below:

	December 31, 2025	December 31, 2024
National Bank of Greece	$6,516,307	$4,012,642
Alpha Bank of Greece	946,426	960,867
Pancreta Bank	309,839	1,583,291
Attica Bank	923,036	-
EFG	482,076	428,252
Ending balance	$9,177,684	$6,985,052

The Company has three lines of credit with the National Bank of Greece, which are renewed annually. The three lines have interest rates of 6.00% (the “National Bank LOC”), 3.6% (the “COSME 2 Facility”), and 3.6% plus the six-month Euribor rate and any contributions currently in force by law on certain lines of credit (the “COSME 1 Facility”).

The maximum borrowing allowed for the 6% line of credit was $5,868,000 and $5,175,500 as of December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, the Company increased the maximum borrowing capacity under this line of credit. This amendment was executed to enhance financial flexibility and support the Company’s operational and strategic initiatives. The outstanding balance of the facility was $5,463,862 and $3,165,058, as of December 31, 2025 and 2024, respectively.

The cumulative maximum borrowing allowed for the COSME 1 Facility and COSME 2 Facility (collectively, the “Facilities”) was $1,173,600 and $1,035,100 as of December 31, 2025 and 2024, respectively. The outstanding balance of the Facilities was $1,052,445 and $895,987 as of December 31, 2025 and 2024, respectively.

The Company maintains a line of credit with Alpha Bank of Greece (“Alpha LOC”), which is renewed annually and has a current interest rate of 6.00% plus the three-month Euribor rate. The maximum borrowing allowed was $1,035,100 and $1,035,100 as of December 31, 2025 and 2024, respectively. The outstanding balance of the Alpha LOC was $946,427 and $960,828, as of December 31, 2025 and 2024, respectively.

The Company holds a line of credit with Pancreta Bank (“Pancreta LOC”), which is renewed annually and has a current interest rate of 4.50% plus the three-month Euribor rate. The maximum borrowing allowed as of December 31, 2025 and 2024 was $1,760,400 and $1,552,650, respectively. As of December 31, 2025 and 2024, the outstanding balance of the Pancreta LOC was $309,839 and $1,583,291, respectively.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

The Company maintains a line of credit with EGF (“EGF LOC”), which is renewed annually and has a current interest rate of 3.14% plus the three-month Euribor rate. The maximum borrowing allowed as of December 31, 2025 and 2024 was $469,440 and $414,040, respectively. As of December 31, 2025 and 2024, the outstanding balance of the EGF LOC was $482,075 and $428,251, respectively.

On January 27, 2025, the Company entered into a bond loan agreement with Attica Bank, providing for maximum borrowings of up to €2,200,000 ($2,357,120). Under the terms of the facility, the Company received initial proceeds of €700,000 ($749,600), which were classified as Notes Payable in the Company’s consolidated financial statements. The remaining borrowing capacity of €1,500,000 ($1,760,400) is available to the Company on a revolving basis, subject to the provision of qualifying checks receivable as security for each drawing. These subsequent drawdowns are classified as Lines of Credit due to their secured and contingent nature. The facility bears interest at a floating rate of 2.95% plus the applicable 6-month Euribor, recalculated periodically in accordance with market conditions. The loan agreement includes standard covenants and collateral arrangements customary for this type of facility. The loan is further secured by a preliminary mortgage of €2,640,000 ($3,098,304) registered on Company’s owned warehouse facilities. The maximum borrowing allowed as of December 31, 2025 was $1,760,400 and the outstanding balance of the Attica Bank LOC as of December 31, 2025 was $923,036.

Under the aforementioned line of credit agreements, the Company is required to maintain certain financial ratios and covenants. As of December 31, 2025 and 2024, the Company was in compliance with these ratios and covenants.

All lines of credit are guaranteed by customer receivable checks, which are a type of factoring in which postponed customer checks are assigned by the Company to the bank, in order to be financed at an agreed upon rate.

For the years ended December 31, 2025 and 2024, interest expense on the Company’s outstanding lines of credit balances was $515,808 and $503,745, respectively.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

NOTE 11 – NOTES PAYABLE

A summary of the Company’s third-party debt during the years ended December 31, 2025 and 2024 is presented below:

December 31, 2025	Trade Facility	Third Party	COVID Loans	Total
Beginning balance, January 1, 2025	1,397,385	2,557,023	154,505	4,108,913
Proceeds	-	2,328,190	-	2,328,190
Payments	(352,080)	(2,563,444)	(23,467)	(2,938,991)
Debt exchanges	-	(293,400)	-	(293,400)
Recapitalization of debt	-	25,000	-	25,000
Foreign currency translation	186,975	340,834	17,816	545,625
Ending balance, December 31, 2025	1,232,280	2,394,203	148,854	3,775,337
Notes payable – long-term	-	(1,514,379)	(69,684)	(1,584,063)
Notes payable - short-term	1,232,280	879,824	79,170	2,191,274

December 31, 2024	Trade Facility	Third Party	COVID Loans	Total
Beginning balance, January 1, 2024	$1,908,195	2,511,148	186,884	4,606,227
Proceeds	-	828,080	-	828,080
Payments	(388,163)	(634,653)	(22,806)	(1,045,622)
Foreign currency translation	(122,647)	(147,552)	(9,573)	(279,772)
Ending balance, December 31, 2024	1,397,385	2,557,023	154,505	4,108,913
Notes payable – long-term	-	(1,437,798)	(122,635)	(1,560,433)
Notes payable - short-term	$1,397,385	1,119,225	31,870	2,548,480

Our outstanding debt as of December 31, 2024 is repayable as follows:

December 31, 2025
2026	$2,191,273
2027	742,383
2028	487,236
2029	272,292
2030 and thereafter	82,153
Total debt	3,775,337
Less: notes payable - current portion	(2,191,274)
Notes payable - long term portion	$1,584,063

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Trade Facility Agreements

On May 12, 2017, SkyPharm entered into a Trade Finance Facility Agreement (the “SkyPharm Facility”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”) as amended on November 16, 2017 and May 16, 2018.

On October 17, 2018, the Company entered into a further amended agreement with Synthesis whereby the current balance on the TFF as of October 1, 2018, which was €4,866,910 ($5,629,555) and related accrued interest of €453,094 ($524,094) would be split into two principal balances of Euro €2,000,000 ($2,316,000), (the “EURO Loan”) and USD $4,000,000 (the “USD Loan”). Interest on both the EURO Loan and USD Loan commenced on October 1, 2018, at 6% per annum plus one-month Euribor, and 6% plus one-month LIBOR, respectively.

On December 30, 2020, the Company transferred the EURO Loan to a new third-party lender. The terms remained the same except interest accrues at 5.5% per annum plus one-month Euribor. The principal was scheduled to be repaid in a total of five quarterly installments beginning October 31, 2021 of €50,000 ($54,600) each with a final repayment of €1,800,000 ($1,965,600) payable on October 31, 2022.

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

On December 21, 2022, the USD Loan was assigned to GIB Fund Solutions ICAV (the “Fund”). On January 31, 2023, the Company paid $1,100,000 to the Fund under a full and final settlement agreement for the USD Loan, recording a gain on extinguishment of debt of $306,637 relating to the waiver of the unpaid balance. Additionally, the Company repaid €50,000 ($50,310) of the EURO Loan during the year ended December 31, 2024.

On December 22, 2022 SkyPharm signed an agreement for the extension of the payments and an increase in interest rate due under the EURO loan, that was extended to be repaid with a balloon payment now due on October 31, 2025. This extension was agreed upon in writing on December 22, 2022, with a retroactive modification date to October 31, 2022 (the original maturity date).

As of December 31, 2024, the Company had an outstanding principal balance of €1,350,000 ($1,397,385) all of which $1,327,440 was classified as “Notes payable - long term portion” on the consolidated balance sheets.

The Company repaid €300,000 ($352,080) of the EURO Loan during the 12 months ended December 31, 2025. As of December 31, 2025, the Company had an outstanding principal balance of €1,050,000 ($1,232,280), all of which is classified as “Notes payable” on the consolidated balance sheets. For the year ended December 31, 2025, the Company had accrued $113,962, in interest expense related to these agreements.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Third Party Debt

June 23, 2020 Debt Agreement

On June 23, 2020, the Company’s subsidiary, Cosmofarm, entered into an agreement with the National Bank of Greece S.A. (the “Bank”) to borrow a maximum of €500,000 ($611,500). The note has a maturity date of 60 months from the date of the first disbursement, which includes a grace period of nine months. The total amount of the initial proceeds was received in three equal monthly installments. The note is interest bearing from the date of receipt and is payable every three months at an interest rate of 3.06% plus 3-month Euribor (2.06% as of December 31, 2025). The outstanding balance was €0 ($0) and €88,235 ($91,332) as of December 31, 2025 and 2024, respectively, of which $0 and $91,332 was classified as “Notes payable – long-term portion” respectively, on the accompanying consolidated balance sheets. During the year ended December 31, 2025, the Company repaid €88,235 ($103,553) of the principal balance.

November 19, 2020 Debt Agreement

On November 19, 2020, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($611,500). The note matures on November 18, 2025 and bears an annual interest rate, based on a 360-day year, of 3% plus 0.6% plus 6-month Euribor when Euribor is positive (2.12% as of December 31, 2025). The principal is to be repaid in 18 quarterly installments of €27,778 ($30,333). During the year ended December 31, 2025, the Company repaid €111,111 ($130,400) of the principal and as of December 31, 2025, the Company had accrued interest of €3,387 ($3,975) related to this note and an outstanding principal balance of €0 ($0) and €111,111 ($115,011) as of December 31, 2025 and December 31 2024, respectively.

July 30, 2021 Debt Agreement

On July 30, 2021, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($578,850). The note matures on August 5, 2026 and bears an annual interest rate that applies to 60% of the principal of the note that is based on a 365-day year, of 5.84% plus 3-month Euribor when Euribor is positive (2.06% as of December 31, 2025). Pursuant to the terms of the agreement, there is a nine-month grace period for principal repayment during which interest is accrued. The principal is to be repaid in 18 quarterly installments of €27,778 commencing three months from the end of the grace period During the year ended December 31, 2025, the Company repaid €105,747 ($109,459) of the principal. As of December 31, 2025, the Company had accrued interest of €20,038 ($23,517), principal of €90,345 ($106,029), of which $0 is classified as “Notes payable – long term portion” on the accompanying consolidated balance sheets. As of December 31, 2024, the Company had accrued interest of €15,778 ($16,332), principal of €206,343 ($213,585). During the year ended December 31, 2025, the Company repaid €115,998 ($136,135) of the principal.

June 9, 2022 Debt Agreement

On June 9, 2022, the Company entered into an agreement with a third-party lender in the principal amount of €320,000 ($335,008). The note matures on June 16, 2027 and bears an annual interest rate of 2.64% plus an additional rate of 0.60%, plus the 3-month Euribor (2.06% as of December 31, 2025). Pursuant to the agreement, there is a 12-month grace period for principal repayment during which interest is accrued. The principal is to be repaid in 17 equal quarterly installments of €18,824. During the year ended December 31, 2025, the Company repaid €80,000 ($93,888) of the principal. As of December 31, 2025 the Company had accrued interest of €4,262 ($5,002) and an outstanding balance of €100,000 ($117,360) of which $23,472 is classified as “Notes payable – long term portion” on the accompanying consolidated balance sheets. As of December 31, 2024 the outstanding balance was €180,000 ($186,318).

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

July 14, 2023 Debt Agreement

On July 14, 2023, the Company entered into an agreement with a third-party lender in the principal amount of €1,000,000 ($1,123,700). The note matures on July 31, 2028, and bears an annual interest rate of 3.5% plus an additional rate of 0.60% plus the 3-month Euribor (2.06% as of December 31, 2025). Pursuant to the agreement, there is a nine-month grace period for interest and principal repayment. The principal is to be repaid in 18 equal quarterly installments of €55,556 commencing on May 2, 2024. During the year ended December 31, 2025, the Company repaid €217,267 ($254,984) of the principal. As of December 31, 2025, the Company has accrued interest of €19,879 ($23,330) and an outstanding balance of €597,483 ($701,206) of which $446,405 is classified as “Notes payable – long term portion” on the accompanying consolidated balance sheets. As of December 31, 2024 the outstanding balance was €814,750 ($843,348).

Cloudscreen

On January 23, 2024, the Company completed the acquisition of Cloudscreen, a cutting-edge Artificial Intelligence (AI)-powered platform, pursuant to the purchase agreement announced on October 11, 2023. Cloudscreen is a multimodal platform specialized in drug repurposing, a process that involves identifying new target proteins or indications for existing drugs for use in treating different diseases. The total purchase price amounted to $637,080 and consisted of 280,000 shares of the Company's common stock with a fair value of $319,200 and $317,880 to be settled in cash pursuant to the Promissory Note signed on October 10, 2023.

During the year ended December 31, 2025, the Company repaid $22,421 of the outstanding balance. The remaining balance of $293,400 was converted into shares of the Company's common stock pursuant to a debt exchange agreement. The number of shares issued was determined using a contractually agreed conversion price of $0.65 per share, while the market price of the Company's common stock on the date of the exchange was $0.498 per share. As a result of this conversion, the Company recognized a gain on extinguishment of debt of $68,610, representing the difference between the carrying value of the extinguished obligation and the fair value of the shares issued in settlement. As of December 31, 2025, the Company had no remaining outstanding balance related to this obligation, compared to an outstanding balance of $279,348 as of December 31, 2024.

July 29, 2024 Debt Agreement

On July 29, 2024 the Company entered into an agreement with a third-party lender in the principal amount of €400,000 ($432,760). The note matures on July 31, 2029 and bears an annual interest rate of 2.58% plus the 3-month Euribor (2.06% as of December 31, 2025). Pursuant to the agreement, there is a six-month grace period for principal and interest repayment. The principal is to be repaid in 18 equal quarterly installments of €22,222 commencing on April 30, 2025. During the year ended December 31, 2025, the Company repaid principal of €44,444 ($52,160). As of December 31, 2025, and December 31, 2024, the Company had an outstanding balance of €355,556 ($417,080) and €400,000 ($414,040) of which $312,960 is classified as “Notes payable - long term portion” on the accompanying consolidated balance sheets.

December 20, 2024 Debt Agreement

On December 20, 2024 the Company entered into an agreement with a third-party lender in the principal amount of €400,000 ($414,040). The note matures on December 20, 2027, and bears an annual interest rate of 2.5% plus an additional rate of 0.60% plus the 3-month Euribor (2.06% as of December 31, 2025). Pursuant to the agreement, there is a six-month grace period for principal repayment. The principal is to be repaid in 6 equal semiannual installments of €66,667 commencing on June 20, 2025. During the 12 months ended December 2025, the Company repaid principal of €133,333($156,480) . As of December 31, 2025, and December 31, 2024, the Company an outstanding balance of €266,667 ($312,960) and €400,000 ($414,040), of which ($156,480) is classified as “Notes payable - long term portion” on the accompanying consolidated balance sheets.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

January 27, 2025 Debt Agreement

On January 27, 2025, the Company entered into a bond loan agreement with Attica Bank, providing for maximum borrowings of up to €2,200,000 ($2,357,120). Under the terms of the facility, the Company received initial proceeds of €700,000 ($821,520), which were classified as Notes Payable in the Company’s consolidated financial statements. The remaining borrowing capacity of €1,500,000 ($1,619,400) is available to the Company on a revolving basis, subject to the provision of qualifying checks receivable as security for each drawing. These subsequent drawdowns are classified as Lines of Credit due to their secured and contingent nature. The facility bears interest at a floating rate of 2.95% plus the applicable 6-month Euribor (2.12% as of December 31, 2025). The Note Payable portion of the facility is to be repaid in 10 equal semiannual installments of €70,000 commencing on July 27, 2026. During the year ended December 31, 2025, the Company repaid principal of €70,000 ($82,152). As of December 31, 2025 the Company has accrued interest of €28,702 ($33,685) and an outstanding balance of €630,000 ($739,368), of which $575,064, is classified as “Notes payable - long term portion” on the accompanying consolidated balance sheets as of December 31, 2025. The loan is secured by a preliminary mortgage of €2,640,000 ($3,098,304) registered on Company’s owned warehouse facilities.

May 29, 2025 Debt agreement

On May 29, 2025, the Company entered into a business loan agreement (the “Note”) with a third-party lender in the principal amount of $525,000. The Note carried debt issuance fees of $25,000, which are being amortized over the life of the loan. The loan is short-term in nature, as it was scheduled to be fully repaid by December 15, 2025, through weekly installments. The Note bears fixed total interest of $231,000, which is being accrued evenly over the term of the loan and is payable together with the principal installments. During the year ended December 31, 2025, the Company made aggregate principal and interest repayments totaling $756,000. As of December 31, 2025 the Company had an outstanding balance of $0.

COVID-19 Government Loans

May 12, 2020 Loan

On May 12, 2020, the Company’s subsidiary, SkyPharm, was granted loan from the Greek government and, on May 22, 2020, received the amount of €300,000 ($366,900). The loan would be repaid in 40 equal monthly installments beginning on July 29, 2022. As a condition to the loan, the Company was required to retain the same number of employees until October 31, 2020. As of December 31, 2025, the principal balance was €87,500 ($102,690). During the year ended December 31, 2025, the Company repaid €15,625 ($18,338) of the principal balance. The outstanding balance as of December 31, 2024 was €103,125 ($106,745).

June 24, 2020 Debt Agreement

On June 24, 2020, the Company’s subsidiary, Decahedron, received a loan £50,000 ($68,310) from the UK government. The loan has a ten-year maturity and bears interest at a rate of 2.5% per annum beginning 12 months after the initial disbursement, which was on July 10, 2020. The Company may prepay this loan without penalty at any time. As of December 31, 2025, the principal balance was £34,330 ($46,164). As of December 31, 2024, the principal balance was £38,144 ($47,761).

None of the above loans were made by any related parties.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

NOTE 12 – CONVERTIBLE DEBT

A summary of the Company’s convertible debt during the 9-month period ended December 31, 2025 and the year ended December 31, 2024 is presented below:

	December 31, 2025	December 31, 2024

Beginning balance convertible notes	$-	-
Issuance of new convertible notes	9,839,348	-
Payments	-	-
Conversion to common stock	(310,000)	-
Subtotal notes	9,529,348	-
Unamortized debt discount	(3,732,226)	-
Fair value adjustment	608,456	-
Convertible note payable, net of fair value adjustment and unamortized debt discount	$6,405,578	-
Convertible Notes payable – long-term	4,267,774	-
Convertible Notes payable - short-term	2,137,804	-

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

COSMOS HEALTH INC.

Notes to Consolidated Financial Statements

December 31, 2025

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

On July 9, 2025 the Company issued two convertible promissory notes; one convertible promissory note was issued to Boot Capital LLC (the “Second Boot Note”) and other was issued to Vanquish Funding Group, Inc. (the “Vanquish Note”). Together, the two notes are referred to as the “July 2025 Notes”. The Second Boot Note has a principal amount of $75,000 and the Vanquish Note has a principal amount of $150,000. The July 2025 Notes have identical terms to the May 2025 Notes. The Conversion Price of these notes shall equal 75% of the Market Price. “Market Price” means the lowest Trading Price for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

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

During the period from November 24, 2025 through December 7, 2025, the Company issued an aggregate of 783,430 shares of its common stock upon the conversion of the Company’s May 2025 Convertible Promissory Notes (the “May 2025 Notes”), resulting in the full settlement of the notes. The conversions satisfied total obligations of $327,661, consisting of $310,000 of outstanding principal and accrued interest, in accordance with the conversion terms of the May 2025 Notes.

For the year ended December 31, 2025, the Company recorded a loss of $120,347 related to the change in fair value of the May and July 2025 Notes, recognized in other income (expense) in the consolidated statements of operations. The loss includes the May 2025 Notes, which were fully converted during the fourth quarter of 2025. The Company measured the fair value of the common stock issued at each respective conversion date, and the related profit and loss impact, including amounts associated with the fair value of the May Notes as of December 31, 2025, was recognized in the statement of operations.

Interest expense on the May and July 2025 Notes totaled $27,248 for the year ended December 31, 2025 and is included within “Interest expense” in the consolidated statement of operations.

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

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

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

The fair value of the convertible notes was estimated using a Monte Carlo simulation model. Significant assumptions included a stock price of $0.42, expected annualized volatility of 89.0%, risk-free interest rate of 3.96%, dividend yield of 0%, and a discount rate of 22.0%. The simulation used a one-year forecast horizon with 52 weekly steps and 50,000 trials. Event assumptions included a 10% probability of prepayment, 10% probability of a qualified financing event, 75% probability of payment at maturity (June 29, 2026), and 5% probability of default (assumed June 9, 2026), with a valuation date of December 31, 2025.

For the year ended December 31, 2025 the Company recorded a loss of $573,474 related to the change in fair value of the June 2025 Note which was recognized in “Change in fair value of convertible notes” in the consolidated statements of operations.

Interest expense on the June 2025 Note totaled $131,087 for the year ended December 31, 2025 and is included within Interest expense in the consolidated statement of operations.

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

The amendment further introduced provisions requiring the Company to apply 30% of any proceeds from future At-The-Market (“ATM”) equity offerings with Alliance Global Partners (A.G.P.) toward repayment of the June 2025 Note, established a 24% default interest rate and a $500 daily penalty in the event of future payment defaults, and added a new Nasdaq listing compliance clause that would constitute an event of default upon delisting or failure to maintain listing standards. All other terms of the June 2025 Note, including its principal balance, stated interest rate, conversion features, and maturity date, remained unchanged.

The issuance of shares to the investor was accounted for as a non-cash debt modification expense, measured at the fair value of the shares on the amendment date of $439,000 and recorded in change in fair value of convertible notes in the consolidated statements of operations. The amendment did not represent a substantial modification or extinguishment of the existing debt under ASC 470-50, as the primary economic terms of the June 2025 Note remained intact.

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

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

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

For the year ended December 31, 2025, the Company recorded a gain of $1,525,020 related to the change in fair value of the derivative liability which was recognized in change in fair value of convertible notes in the consolidated statements of operations.

Interest expense on the August 2025 totaled $829,242 for the year ended December 31, 2025, comprised of $541,242 for the amortization of debt discount and $288,000 for coupon interest.

The following table presents the change in fair value of the derivative liability for the periods identified:

Balance, January 1, 2025	$-
Derivative liability associated with the August 2025 Note issued	2,817,218
Change in fair value of the derivative liability	(1,525,020)
Balance, December 31, 2025	$1,292,198

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

Operating Leases

The Company’s weighted-average remaining lease term relating to its operating leases is 2.96 years, with a weighted-average discount rate of 6.74%.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of December 31, 2025:

Maturity of Operating Lease Liability
2026	254,014
2027	183,984
2028	120,861
2029	63,519
2030 and thereafter	39,952
Total undiscounted operating lease payments	$662,330
Less: Imputed interest	(66,742)
Present value of operating lease liabilities	$595,588

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

The Company incurred lease expense, due to amortization of operating lease right-of-use assets, of $263,795 and $296,914 which was included in “General and administrative expenses,” for the 12 months ended December 31, 2025 and 2024, respectively.

Finance Leases

The Company’s weighted-average remaining lease term relating to its finance leases is 0.42 years, with a weighted-average discount rate of 6.74%.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s finance leases as of December 31, 2025:

Maturity of Lease Liability
2026	3,908
Total undiscounted finance lease payments	$3,908
Less: Imputed interest	(54)
Present value of finance lease liabilities	$3,854

The Company had financing cash flows used in finances leases of $10,037 and $33,595 for the years ended December 31, 2025 and 2024, respectively.

The Company incurred interest expense on its finance leases of $528 and $2,065 which was included in “Interest expense,” for the years ended December 31, 2025 and 2024, respectively. The Company incurred amortization expense on its finance leases of $8,289 and $29,883 which was included in “Depreciation and amortization expense,” for the years ended December 31, 2025 and 2024, respectively.

NOTE 14 – OTHER LIABILITIES

As of December 31, 2025, the Company’s other liabilities primarily consist of obligations to local tax authorities, including payroll taxes, fines and penalties, provisions for unaudited tax years and staff termination benefits, customer prepayments (deferred revenue), and other miscellaneous liabilities.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

The significant components of other liabilities are as follows:

•

The Company's Greek subsidiaries have $3,618,875 and $2,552,488 in settled tax liabilities as of December 31, 2025 and December 31, 2024, respectively, which are payable in installments to the Greek tax authorities (AADE). These settled tax liabilities arise from prior year tax assessments that have been formally agreed upon with the Greek tax authorities and are being repaid pursuant to approved installment payment arrangements. The instalment arrangements generally provide for equal monthly payments over the applicable repayment period. Most of the outstanding settled tax liabilities are expected to be fully repaid by December 31, 2027, with the remaining balances payable through no later than December 31, 2028. All installment arrangements are current as of December 31, 2025, and the Company's Greek subsidiaries are in compliance with the terms of their respective payment schedules with the Greek tax authorities.

•

Payroll tax-related current liabilities amount to $2,570,839 and $1,191,315 as of December 31, 2025 and December 31, 2024, respectively, and represent obligations due to tax authorities within the next twelve months.

•

The Company has recorded a tax contingency provision of $678,970 related to potential tax liabilities that may arise upon examination of the unaudited tax years of SkyPharm S.A. by the Greek tax authorities. This provision has been recorded in accordance with ASC 450-20, as management has assessed that a loss contingency is both probable and reasonably estimable based on the nature of the items under consideration. The provision reflects management's best estimate of potential exposures across several categories of Greek tax compliance risk, including but not limited to: (i) stamp duty on intercompany loans and cash advances; (ii) interest and penalties that may be assessed by the Greek Independent Authority for Public Revenue on any tax deficiencies identified upon audit, calculated in accordance with applicable Greek tax legislation; (iii) potential disallowance of certain deductible expenses or tax positions taken in prior periods that remain subject to examination; and (iv) other incidental tax exposures identified in the course of management's internal assessment.

•	A provision of $383,393 has been recognized for staff leaving compensation, based on actuarial valuations performed in accordance with ASC 715-30 (Defined Benefit Plans – Pension).

•

Customer prepayments totaling $912,331 and $363,708 as of December 31,2025 and December 31, 2024, respectively, are included in “Other Current Liabilities” as of December 31, 2025, in accordance with ASC 606-10-45-2 (Revenue Recognition – Contract Liabilities).

•	Other various liabilities of $213,297 are included in “Other Current Liabilities” as of December 31, 2025.

Liabilities that are due within 12 months from the balance sheet date are classified under “Other Current Liabilities. “Obligations that extend beyond 12 months are classified as “Other Non-Current Liabilities.”

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of December 31, 2025, the following litigations were pending. None of the below is expected to have a material financial or operational impact.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

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

Pending Lawsuits Against Hospitals – Cana Laboratories SA

Cana Laboratories SA v. Evangelismos Hospital (Case No. ΑΓ1530/2022) — Cana Laboratories SA filed a lawsuit seeking recovery of approximately €278,054 ($326,852) plus accrued interest for unpaid invoices. The court issued Decision No. 2161/2025 rejecting the claim, against which the Company has filed an appeal before the Council of State. The ultimate outcome of the appeal remains uncertain at this time.

Cana Laboratories SA v. Evangelismos Hospital (Case No. ΑΓ1225/2023) — Cana Laboratories SA filed a lawsuit seeking recovery of approximately €248,382 ($291,501) plus accrued interest for unpaid invoices. The hearing, originally scheduled for April 8, 2025, has been postponed to May 19, 2026. Legal counsel assesses the likelihood of success and collection of the claimed amount as probable.

Cana Laboratories SA v. Konstantopouleio Hospital (Case No. ΑΓ1234/2023) — Cana Laboratories SA had initiated legal proceedings to recover approximately €1,291 ($1,515) plus accrued interest for unpaid invoices. This matter has been subsequently resolved through full repayment of the outstanding balance by the defendant.

Cana Laboratories SA v. Papanikolaou Hospital (Case No. ΑΓ575/2024) — Cana Laboratories SA had initiated legal proceedings to recover approximately €89,948 ($105,563) plus accrued interest for unpaid invoices. This matter has been subsequently resolved through full repayment of the outstanding balance by the defendant.

Cana Laboratories SA v. Theageneio Hospital (Case No. ΑΓ574/2024) — Cana Laboratories SA had initiated legal proceedings to recover approximately €16,272 ($19,097) plus accrued interest for unpaid invoices. This matter has been subsequently resolved through full repayment of the outstanding balance by the defendant.

All above claims have been classified under “Other assets” within non-current assets in the Company’s consolidated balance sheets as of December 31, 2025.

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

On April 28, 2025, the Company entered into a settlement agreement with a former employee, acknowledging its obligation to pay €62,500 ($83,719) gross (€62,250 net after applicable severance tax) as termination compensation in nine scheduled installments from April to December 2025, with any additional tax, social security, or other charges to be borne solely by the Company; upon timely and full payment of all installments, the former employee agreed to accept the settlement and confirm the lawfulness and validity of the February 23, 2018 termination. As of December 31, 2025, the Company had not executed the last three installments, resulting in an outstanding balance of €31,125 ($36,528). Subsequent to the reporting date, one installment of €6,917 ($8,117) has been executed, with the two remaining installments expected to be settled by the end of the second quarter of 2026.

Neiada A., Neiadas B. v. Cana Laboratories SA

In February 2025, plaintiffs filed a lawsuit against the Company’s subsidiary, Cana Laboratories SA before the Single-Member First Instance Court of Athens, seeking restitution of a leased property and recovery of approximately €21,678 ($25,441) in outstanding rent and compensation for use. The monetary claims have been subsequently settled by the Company. The claim for restitution of the leased property is expected to be resolved through voluntary surrender of the premises, thereby avoiding forced execution.

DA Melissotopi Ltd v. Cana Laboratories SA

In July 2025, plaintiff filed a lawsuit against Cana Laboratories SA before the Single-Member First Instance Court of Athens, asserting claims of approximately €17,868 ($20,970) related to storage and safekeeping fees, custodial and maintenance services, and electronic platform management. The hearing is currently estimated to be scheduled in 2027. Based on the assessment of legal counsel, a significant portion of the claim is expected to be dismissed as inadmissible, with maximum estimated exposure of approximately €4,000 ($4,694).

Claims for Recovery of Receivables

Cosmofarm SA v. Papaleka E. — Cosmofarm SA has initiated legal proceedings before the Single-Member First Instance Court of Athens to recover approximately €20,301 ($23,825) in unpaid invoices. The hearing is estimated to be scheduled in the second half of 2026. Legal counsel assesses the claim as likely to be upheld.

Cosmofarm SA v. Katsanis G. — Cosmofarm SA has initiated legal proceedings before the Single-Member First Instance Court of Athens to recover approximately €15,143 ($17,772) in unpaid invoices. The hearing is estimated to be scheduled in the second half of 2026. Legal counsel assesses the claim as likely to be upheld.

Cosmofarm SA v. Renieris A. — Cosmofarm SA has initiated legal proceedings before the Single-Member First Instance Court of Athens to recover approximately €15,255 ($17,903) in unpaid invoices. The hearing is estimated to be scheduled in the second half of 2026. Legal counsel assesses the claim as likely to be upheld.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Tax Assessments — SkyPharm S.A.

In February 2026, the Greek tax authorities issued corrective assessments against the Company's subsidiary SkyPharm S.A. relating to corporate income tax for fiscal years 2017 and 2018 and VAT for fiscal year 2018, aggregating approximately €955,430 ($1,121,510) plus statutory interest. These assessments were issued subsequent to December 31, 2025 and no such assessments were pending, threatened, or known to the Company as of the balance sheet date. The Company has appealed the assessments through the applicable administrative process and based on the advice of legal counsel, believes it has strong grounds for a favourable resolution on both procedural and substantive grounds.

Advisory Agreements

The Company has entered into various advisory and consulting agreements with third-party advisors, under which the advisors provide marketing, investor relations, digital marketing, and general business advisory services. As consideration, the Company issues common stock, with the number of shares, fair value, and vesting schedules established at the grant date. Certain agreements include clawback provisions for unvested shares if the arrangement is terminated prior to full vesting. Stock-based compensation expense related to these agreements is recognized evenly over the respective service periods and is classified as “General and administrative expenses” in the consolidated statements of operations and comprehensive income (loss).

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

On November 21, 2023, the Company entered into certain consulting agreements with four third-party consultants for the provision of a variety of services such as digital marketing, advisory services relating to target acquisitions and M&As and other additional services as described in the respective agreements. The agreements have duration from ten to 18 months and the consultants will solely receive stock consideration for the services rendered. More precisely, they have been awarded a total of 970,000 shares of the Company’s common stock valued at a total of $999,100 based on the fair value of the Company’s common stock as of the agreements’ date. On September 17, 2024 the terms of two out of the four aforementioned consulting agreements were extended and the consultants received additional 440,000 shares as complementary compensation for the extended services to be provided. The additional stock-based consideration was valued at a total of $501,600 based on the fair value of the Company’s common stock as of the agreements’ date.

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

The corresponding stock-based compensation expense is accrued evenly over the term of the agreements. For the years ended December 31, 2025 and 2024 the Company has recorded $1,047,391 and $994,307, respectively, as stock-based compensation for the above agreements, classified as “General and administrative expenses” in the Company’s consolidated statements of operations and comprehensive Income (loss).

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Research and Development Agreements

The Company entered into a Research & Development agreement with Doc Pharma S.A. on May 17, 2021. Under this agreement, Doc Pharma is responsible for the research, development, design, registration, copy rights and licenses of 250 nutritional supplements for the final products called Sky Premium Life®. More specifically, Doc Pharma is responsible for the product development and the Company has added 165 of such products codes in its portfolio as of December 31, 2025. The licenses purchased by Doc Pharma SA are capitalized and included in “Goodwill and intangible assets, net” of the Company’s Consolidated Balance Sheets as of December 31, 2025. Thus, no relevant R&D expense had been charged to the Company’s Consolidated Statements of Operations and Comprehensive Loss, concerning this agreement.

On June 25, 2022, the Company signed a research and development (“R&D”) agreement with a third party (CloudPharm PC), through which the Company assigned to the third party the development of new products and services in the field of health, focusing on the human intestinal microbiome. The project includes two phases. Phase 1 has a 20-month duration and its cost amounts to EUR 758,000 ($838,450) and phase 2, has a 22-month duration and a cost of EUR 820,000 ($907,084). The amount will be due and payable upon completion of the corresponding phases. The Company records the corresponding R&D expense based on the project’s progress, which is invoiced by the third party in the relevant period. For the 12-month periods ended December 31, 2025 and 2024, the Company incurred $22,996 and $0 of such costs respectively included in “Research and Development costs” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

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

On December 3, 2024, the Company entered into a Research Study Agreement with the National Hellenic Research Foundation (“NHRF” or the “Contractor”) for an in vitro study supporting modifications to an existing invention. This study is conducted under a prior agreement between the Company, NHRF, and CloudPharm PC, originally signed on June 15, 2022. Under the agreement, while conducting the study, NHRF will ensure scientific rigor, provide periodic updates, and maintain confidentiality. Cosmos Health will supply the necessary documentation and support to the research. Ownership of the research protocol is shared among CloudPharm PC, NHRF and Cosmos Health, while NHRF retains control over its methodologies. NHRF is prohibited from publishing findings without Cosmos Health’s approval or using the study for any other purpose. The total contract value is €60,000 plus VAT, payable in three installments. For the 12-month period ended December 31, 2025, the Company incurred €45,000 ($50,052) in costs related to this agreement, which were recorded under “Research and Development costs” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

On December 6, 2024, the Company signed an Independent Contractor Agreement with a third-party contractor (the “Contractor”). The Contractor will provide oncology research and development services exclusively to the Company. The contract lasts three years (December 5, 2024 – December 5, 2027) and may be extended by mutual agreement. The Company may terminate the contract immediately for specific causes, including felony conviction, fraud, or loss of medical license. Either party may terminate the contract with a 30-day written notice. Certain compensation obligations will remain effective after termination. The monthly consideration to be paid to the Contractor is based on the commencement of the Clinical Trials (as defined in the agreement) and New Drugs Applications (as defined in the agreement) and additional cash and stock consideration is payable based on certain milestones. None of the milestones were met as of December 31, 2025, and thus the Company has incurred no expenses as of the end of the period.

On December 31, 2024, the Company signed an agreement with a related party, DocPharma SA (the “Licensor”), through which the Company obtained a royalty-bearing, exclusive worldwide license to actively commercialize the patents owned by the Licensor, through research and preclinical and clinical trials for the useful life of the patents, or for 20 years, whichever is longer. The patents, filed in 2016 and 2017 respectively, cover innovative treatments for cancer. The terms of the agreement include an initial payment of EUR 500,000 due by the end of 2025, followed by fixed annual payments of EUR 350,000 during the five-year Start-Up Term from 2025 to 2030. After the Start-Up Term, the Company will pay an 1.5% royalty on annual net sales of licensed products covered by an issued patent. Moreover, the Company retains an optional buy-out right for a total amount of EUR 7,500,000, which can be exercised with a 60 day-notice and a 60-day close period. The Company also has the right to sublicense the patents. For the 12-month period ended December 31, 2025, the Company incurred EUR 350,000 ($410,760) in royalties concerning this agreement, which were included in “Research and Development costs” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

NOTE 16 – EARNINGS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to the common stockholders, decreased with respect to net income or increased with respect to net loss by dividends declared on preferred stock by using the weighted-average number of common shares outstanding. The dilutive effect of incremental common shares potentially issuable under outstanding options, warrants and restricted shares is included in diluted earnings per share in 2025 and 2024 utilizing the treasury stock method. The computations of basic and diluted per share data were as follows:

	2025	2024
Numerator for Basic and Diluted Earnings Per Share:
Net loss attributable to common stockholders	$(19,144,998)	$(22,378,042)
Denominator for Basic Earnings Per Share:
Weighted Average Shares	30,289,072	19,147,726
Potentially Dilutive Common Shares
Adjusted Weighted Average Shares	30,289,072	19,147,726
Basic and Diluted Net Loss per Share	(0.63)	(1.17)

The following table summarized the potential shares of common stock that were excluded from the computation of diluted net loss per share for the years ended December 31, 2025 and 2024 as such shares would have had an anti-dilutive effect:

	2025	2024
Common Stock Warrants	12,926,507	12,926,507
Common Stock Options	-	-
Convertible Debt	20,285,525	-
Total	33,212,032	12,926,507

NOTE 17 – STOCK OPTIONS AND WARRANTS

Options

As of December 31, 2025 and 2024, there were no options outstanding and no options exercisable.

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

On April 3, 2023, the Company approved incentive stock awards pursuant to the 2022 Plan for its Chief Financial Officer, certain officers and directors, and other employees of the Company. The awards were granted in the form of restricted stock and vested in two installments, with 50% vesting on October 2, 2023 and the remaining 50% vesting on October 2, 2024. A total of 185,000 shares were granted under this program, and the Company recorded share-based compensation expense of $328,908 during the year ended December 31, 2024, representing the amortization of the awards’ fair value over the vesting period. No share-based compensation expense related to these awards was recorded during the year ended December 31, 2025, as the awards were fully vested and the associated compensation cost had been fully amortized by October 2024.

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

On September 16, 2024, the Company’s Board of Directors approved incentive stock awards for the Chief Executive Officer, the Chief Financial Officer, certain officers and directors, and other key employees of the Company pursuant to the 2023 Plan. The awards were granted in the form of restricted stock and vest in two installments, with 50% vesting on September 16, 2025 and the remaining 50% vesting on September 16, 2026. A total of 2,500,000 shares were granted under this program. The Company recorded share-based compensation expense of $366,644 for the year ended December 31, 2024, representing the amortization of the awards’ fair value from the grant date of September 16, 2024 through December 31, 2024. During the year ended December 31, 2025, the Company recorded additional share-based compensation expense of $1,262,500 related to these awards.

On September 23, 2024, the Board adopted, subject to stockholder approval, the Cosmos Health Inc. 2024 Omnibus Equity Incentive Plan (the “2024 Plan”). The 2024 Plan is designed to enable the flexibility to grant equity awards to our officers, employees, non-employee directors and consultants and to ensure that we can continue to grant equity awards to eligible recipients at levels determined to be appropriate by the Board and/or the Compensation Committee. Subject to certain adjustments (as provided in Section 4.2 of the 2024 Plan) and exception (as provided in Section 5.6(b) of the 2024 Plan), the maximum number of shares reserved for issuance under the 2024 Plan (including incentive share options) is 3,500,000 shares. The 2024 Plan was approved by the Company’s stockholders at the Annual Meeting of Stockholders held on November 19, 2024.

On August 5, 2025, the Board adopted, subject to stockholder approval, the Cosmos Health Inc. 2025 Omnibus Equity Incentive Plan (the “2025 Plan”). The 2025 Plan is designed to enable the flexibility to grant equity awards to our officers, employees, non-employee directors and consultants and to ensure that we can continue to grant equity awards to eligible recipients at levels determined to be appropriate by the Board and/or the Compensation Committee. Subject to certain adjustments (as provided in Section 4.2 of the 2025 Plan) and exception (as provided in Section 5.6(b) of the 2025 Plan), the maximum number of shares reserved for issuance under the 2025 Plan (including incentive share options) is 6,000,000 shares. The 2025 Plan was approved by the Company’s stockholders at the Annual Meeting of Stockholders held on September 30, 2025.

On December 30, 2025, the Company’s Board of Directors approved incentive stock awards for the Chief Executive Officer, the Chief Financial Officer, certain officers and directors, and other key employees of the Company pursuant to the 2024 Plan. The awards were granted in the form of restricted stock and vest in two installments, with 50% vesting on December 31, 2026 and the remaining 50% vesting on December 31, 2027. A total of 2,350,000 shares were granted under this program. No share-based compensation expense related to these awards was recorded for the year ended December 31, 2025, as amortization of the grant-date fair value will commence on January 1, 2026.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

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

 On September 26, 2024, the Company entered into a Warrant Inducement Letter (the “Letter”) with an investor pursuant to which the Company issued 9,748,252 new warrants (the “New Warrants”) and reduced the exercise price of 4,874,126 warrant shares from $1.45 to $0.8701 to induce exercise and receive gross cash proceeds of $4,240,977 (the “Original Warrants”). Of the 9,748,252 warrants 4,874,126 of them have a term of 5 years (“Series A Warrants”) and the remaining 4,874,126 have a term of 1.5 years (“Series B Warrants”). The Company issued 2,332,000 shares of common stock, held 2,532,126 shares in escrow until the investor’s beneficial ownership limitation allows for the transfer of the escrow shares. For the year ended December 31, 2025, the Company recorded a deemed dividend of $9,793 for the inducement to exercise and $6,185,231 for the grant of new warrants. The Company valued (a) the fair value of the warrants immediately before the re-pricing in the amount of $4,197,280, (b) the fair value of the warrants immediately after the re-pricing in the amount of $4,207,073, and (c) recorded the difference as deemed dividend in the amount of $9,793. The warrants were valued using the Black-Scholes option pricing model using the following terms: a) fair value of common stock of $0.8701, b) exercise price of $1.45 before re-pricing, c) exercise price of $0.8701 after re-pricing, d) term of 4.26 years, e) dividend rate of 0%, and f) risk free interest rate of 3.55%. Regarding the valuation of the 9,748,252 new warrants (and the recognition of a deemed dividend of $6,185,321) the following terms were used: a) fair value of common stock of $0.8701, b) exercise price of $0.95, d) terms of 5 years for the Series A Warrants and 1.5 years for the Series B Warrants, e) dividend rate of 0%, and f) risk free interest rate of 3.55% for the Series A Warrants and 3.57% for the Series B Warrants.

As of December 31, 2025, there were 12,926,506 warrants outstanding and 12,926,506 warrants exercisable with 12,913,172 warrants having expiration dates from May 2026 through October 2029 and 13,334 warrants with no expiration date.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

A summary of the Company’s warrant activity for the years ending December 31, 2025 and 2024 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, January 1, 2024	8,561,476	$3.91	4.64	$18,801
Granted	9,748,252	0.95
Forfeited	-	-	-	-
Exercised	(4,874,126)	-	-	-
Expired	(509,096)	-	-	-
Balance Outstanding, December 31, 2024	12,926,506	$2.63	3.24	$8,920
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2025	12,926,506	$2.63	2.24	$6,640

Exercisable, December 31, 2025	12,926,506	$2.63	2.24	$6,640

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

The Company disaggregates revenue by country to depict the nature and economic characteristics affecting revenue.

The following table presents our revenue disaggregated by country for the years ended:

Country	2025	2024
Croatia	$46,302	$47,233
Cyprus	204,196	184,000
Bulgaria	35,386	66,658
Greece	63,527,853	52,935,979
United States	1,228	-
UAE	251,642	341,782
Albania	110,469	-
SKOPJE North Macedonia	16,756	-
UK	1,077,983	850,750
Total	$65,271,815	$54,426,402

NOTE 19 – SEGMENT REPORTING

A. Basis for segmentation

The Group operates through various operating segments, which include the wholesale sector, the pharmaceutical manufacturing sector, the nutraceuticals and pharmaceuticals sector and other, with only the first three of them being reportable segments based on the criteria (quantitative thresholds) of ASC 280. The financial information utilized by our Chief Operating Decision Maker (“CODM”), which is our CEO, for resource allocation and performance evaluation is included within the operating segments described above. The reconciling items presented in the tables below are excluded from the segment data provided to the Chief Operating Decision Maker (“CODM”). The “Other” category primarily consists of corporate expenses incurred by the Group’s parent entity, Cosmos Health Inc including, but not limited to, costs related to SEC legal and compliance matters, executive compensation, audit and review fees, and other corporate overhead expenses.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

B. Information about reportable segments

The table below presents information about the Company's reportable segments for the 12-month period ended December 31, 2025 and December 31, 2024. The accounting policies followed in the preparation of the reportable segments are the same with those followed in the preparation of the Company's consolidated financial statements.

Year Ended December 31, 2025

	Wholesale	Pharma Manufacturing	Nutraceuticals & Pharmaceuticals	Other	Total

Revenue	59,318,982	1,689,062	4,262,543	1,228	65,271,815
Cost of revenues	(54,641,054)	(325,658)	(2,406,701)	(2,827)	(57,376,240)
General and administrative expenses	(1,210,696)	(854,518)	(5,460,388)	(8,077,988)	(15,603,590)
Salaries and wages	(2,023,636)	(2,052,115)	(1,395,017)	(1,307,510)	(6,778,278)
Sales and marketing expenses	(6,464)	(1,454)	(89,841)	(52,481)	(150,240)
Research and development costs	-	-	-	(519,363)	(519,363)
Net finance costs	(908,180)	(1,568)	83,143	(676,854)	(1,503,459)
Segment profit (loss)	528,952	(1,546,251)	(5,006,261)	(10,635,795)	(16,659,355)
Reconciling items:
Depreciation and amortization	(228,074)	(589,735)	(406,916)	(144,628)	(1,369,353)
Provisions	(13,920)	(1,651)	-	-	(15,571)
Impairment charges	(90,450)	(72,335)	-	-	(162,785)
Gain on extinguishment of debt	-	-	-	68,610	68,610
Non-cash interest expense	-	-	-	(722,763)	(722,763)
Change in fair value of derivative liability	-	-	-	1,525,020	1,525,020
Gain (loss) on digital assets	-	-	-	(588,916)	(588,916)
Change in fair value of convertible notes	-	-	-	(1,347,658)	(1,347,658)
Other income (expense), net	50,471	55,918	225,510	(204,126)	127,773
Net profit (loss) before income taxes	246,979	(2,154,054)	(5,187,667)	(12,050,256)	(19,144,998)

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

Year Ended December 31, 2024

	Wholesale	Pharma Manufacturing	Nutraceuticals & Pharmaceuticals	Other	Total

Revenue	51,593,787	865,373	1,967,242	-	54,426,402
Cost of revenues	(48,887,569)	(249,061)	(978,449)	-	(50,115,079)
General and administrative expenses	(647,225)	(773,429)	(1,442,101)	(4,176,049)	(7,038,805)
Salaries and wages	(1,701,552)	(1,243,568)	(1,430,736)	(1,317,580)	(5,693,436)
Sales and marketing expenses	(10,515)	(489)	(255,559)	(88,405)	(354,969)
Research and development costs	-	-	-	(533,293)	(533,293)
Net finance costs	(840,456)	-	234,856	(265)	(605,865)
Segment profit (loss)	(493,530)	(1,401,174)	(1,904,747)	(6,115,593)	(9,915,044)
Reconciling items:
Depreciation and amortization	(231,344)	(565,371)	(334,075)	(118,448)	(1,249,238)
Provisions	(1,021,818)	(123,503)	(3,549,112)	-	(4,694,432)
Impairment charges	-	-	(160,947)	(131,032)	(291,980)
Other income (expense), net	(304,495)	5,789	225,664	40,718	(32,324)
Net profit (loss) before income taxes	(2,051,187)	(2,084,259)	(5,723,217)	(6,324,355)	(16,183,018)

The following summary describes the operations of each reportable segment:

Reportable segments	Operations
Wholesale	Distribution and export of pharmaceutical products
Pharma manufacturing	Production of pharmaceutical products
Nutraceutical and pharmaceuticals	Trade of owned nutraceutical & pharmaceutical products

NOTE 20 – DIGITAL ASSETS

During the year ended December 31, 2025, the Company purchased 474.85 units of Ethereum for a total cost of $2,000,000. As of December 31, 2025, the Company’s digital assets consist solely of Ethereum, measured at fair value. Fair values are based on quoted prices in active markets for identical assets (Level 1 of the fair value hierarchy).

Digital Asset	Quantity	Cost Basis	Fair Value	Cumulative Unrealized Loss
Ethereum	474.85	$2,000,000	$1,411,084	$(588,916)
Total digital assets	474.85	$2,000,000	$1,411,084	$(588,916)

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

A summary of the movements in digital assets during the year ended December 31, 2025, is presented below:

DIGITAL ASSET ROLLFORWARD
For the Year Ended December 31, 2025
	Number of Units	Weighted Average Cost Per Unit ($)	Cost Basis ($)	Fair Value ($)	Unrealized Gain (Loss) ($)
Ethereum (ETH)
Beginning Balance, January 1, 2025	—	—	—	—	—
Purchases	474.85	4,223	2,000,000	1,411,084	588,916
Sales / Transfers	—	—	—	—	—
Ending Balance, December 31, 2025	474.85	4,223	2,000,000	1,411,084	588,916

Note: Fair value is determined based on the quoted market price of each digital asset on December 31, 2025. Amounts in U.S. dollars. Cost basis reflects the weighted-average cost method.

COSMOS HEALTH INC.

Notes to the Consolidated Financial Statements

NOTE 21 – SUBSEQUENT EVENTS

Following December 31, 2025, the Company issued an aggregate of 3,933,509 shares of its common stock under its At-the-Market (“ATM”) sales program pursuant to the Company’s Shelf Registration Statement on Form S-3 (File No. 333-267550). The shares were sold for gross proceeds of $1,815,993 and net proceeds of approximately $1,758,000, after deducting the underwriter’s commissions and other offering expenses.

During the subsequent period, the Company also acquired an additional 15.66 units of Bitcoin (“BTC”) at a weighted average purchase price of $70,259 per unit, for an aggregate consideration of $1,100,000. The acquisition was made using available cash reserves and is consistent with the Company’s digital asset investment strategy.

Following December 31, 2025, the Company issued an aggregate of 2,145,143 shares of its common stock to Mr. Grigorios Siokas, the Company’s Chief Executive Officer, to settle outstanding obligations totaling $980,000, which related to unpaid salaries and performance-based bonuses previously accrued and owed. The shares were issued at the fair market value of the Company’s common stock on the respective dates of issuance, and the transaction was accounted for as a non-cash settlement of related party liabilities.

During the subsequent period, the Company issued an aggregate of 659,173 shares of its common stock upon the conversion of the Company’s July 2025 Convertible Promissory Notes (the “July 2025 Notes”), resulting in the full settlement of the notes. The conversions satisfied total obligations of $237,822, consisting of $225,000 of outstanding principal and accrued interest, in accordance with the conversion terms of the July 2025 Notes. The conversions were completed pursuant to the provisions of the respective note agreements. Further information regarding the July 2025 Notes is included in Note 12 – Convertible Debt.

During the subsequent period, the Company issued an aggregate of 1,049,476 shares of its common stock relating to the Company’s June 2025 Convertible Promissory Notes (the “June 2025 Note”). Of these, 889,620 shares related to the conversion of the original note, including accrued interest and outstanding principal of $354,348, and the remaining 159,856 shares were issued as a default penalty for late interest payments. The conversions were completed pursuant to the provisions of the respective note agreements. Further information regarding the June 2025 Note is included in Note 12 – Convertible Debt.

During the subsequent period, the Company issued an aggregate of 1,831,523 shares of its common stock upon the partial conversion of the Company’s August 2025 Convertible Promissory Note (the “August 2025 Note”). The conversion satisfied total obligations of $563,632, consisting of $535,000 of outstanding principal and accrued interest, in accordance with the conversion terms of the August 2025 Note. The conversion was completed pursuant to the provisions of the respective note agreement. Further information regarding the August 2025 Note is included in Note 12 – Convertible Debt.

On March 10, 2026, Cosmos Health Inc., through its subsidiary CosmoFarm S.A., entered into a 90-day Letter of Intent (“LOI”) to acquire a pharmacy distribution network in Greece with approximately €10 million ($11.5 million) in annual revenue. The acquisition is expected to expand CosmoFarm’s commercial reach and leverage its automated logistics platform to improve operating efficiencies. The transaction remains subject to execution of the definitive agreement and customary closing conditions.

On March 17, 2026, the Company received an irrevocable repayment commitment letter from 4423607 Canada Inc. relating to approximately $2,000,000 in advances previously made by the Company in connection with the anticipated acquisition of a property located at 1570 rue Richardson, Montreal, Quebec, recorded as "Advances for building's acquisition" on the consolidated balance sheets. The vendor committed to repay the full outstanding balance in instalments through March 31, 2027. Subsequent to December 31, 2025 and through the date of this filing, the Company has received approximately $600,000 in repayments against this balance.

In February 2026, the Greek tax authorities issued corrective tax assessments against SkyPharm S.A. aggregating approximately €955,430 ($1,121,510) plus statutory interest. The Company has appealed and based on the advice of legal counsel, believes a favorable outcome is probable. See Note 15 — Commitments and Contingencies for further details.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2025, as the result of the below weaknesses.

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

Name	Age	Position

Grigorios Siokas	60	CEO and Director

Georgios Terzis	44	CFO

Nikolaos Bardakis	57	COO

Suhel Bhutawala	47	Director and Commercial Director of Decahedron Ltd

Demetrios G. Demetriades	58	Secretary and Audit Committee Member

Theodoros C. Karkantzos	38	Director

John J. Hoidas	59	Director and Audit Committee Member

Anastasios Aslidis	65	Director and Audit Committee Chairman

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

Theodoros C. Karkantzos was elected to serve on the Company’s Board of Directors at the Annual General Meeting held on September 30, 2025, replacing Manfred Ziegler. Mr. Karkantzos brings over 15 years of experience in investment and business development. He is the Co-Founder of Blue Dot Digital Agency, a global digital marketing and corporate communications firm, and is also a private investor with a focus on real estate, healthcare, equities, and hospitality sectors. His expertise spans finance, strategy, private equity, and asset management, developed through both entrepreneurial ventures and senior leadership roles across Europe.

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

All legal cases outstanding as of December 31, 2025 are disclosed in Note 15.

Audit Committee

We have a separately designated standing audit committee, which is appointed by our Board of Directors. On April 28, 2022, Dr. Anastasios Aslidis was elected to serve on the Board of Directors and was appointed as a chair of the Audit Committee, replacing Mr. Peter Goldstein, who submitted his resignation on the same date. Three of our independent directors, Anastasios Aslidis, John Hoidas and Demetrios Demetriades serve on the Audit Committee. The primary function of the committee is to assist the Board of Directors in overseeing (1) the financial reporting and accounting processes of the Company, and (2) the financial statements audits of the Company. The Committee also prepares a written report to be included in the annual proxy statement of the Company pursuant to the applicable rules and regulations of the SEC. In furtherance of these purposes, the Committee shall maintain direct communication among the Company’s independent auditors and the Board of Directors. The independent auditors and any other registered public accounting firm engaged in preparing or issuing an audit report or performing other audit review or attest services for the Company shall report directly to the Committee and are ultimately accountable to the Committee and the Board of Directors.

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

Director Independence

Our board of directors has determined that each of John Hoidas, Anastasios Aslidis, Theodoros C. Karkantzos and Demetrios G. Demetriades qualify as an “independent board member” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2025, the following persons each failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act in connection with the receipt of incentive shares granted on December 31, 2025 under the Company's 2024 Omnibus Incentive Plan: Grigorios Siokas in connection with one report concerning the receipt of 1,350,000 incentive shares; Georgios Terzis in connection with one report concerning the receipt of 490,000 incentive shares; Anastasios Aslidis in connection with one report concerning the receipt of 20,000 incentive shares; John J. Hoidas in connection with one report concerning the receipt of 15,000 incentive shares; Demetrios G. Demetriades in connection with one report concerning the receipt of 15,000 incentive shares; Theodoros Karkantzos in connection with one report concerning the receipt of 15,000 incentive shares; and Suhel Bhutawala in connection with one report concerning the receipt of 15,000 incentive shares. The required filings for the above transactions had not been made as of the date of this Annual Report and are expected to be filed on forms 5 in April 2026.

Code of Ethics

We have adopted a Code of Ethics for Financial Executives, which includes our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics has previously been filed as an exhibit with the SEC.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal year ended December 31, 2025 and 2024.

SUMMARY COMPENSATION TABLE

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	YE	($)	($)	($)	($)	($)	($)	($)	($)
Grigorios	2025	1,080,000	1,800,000	672,300	-	-	-	-	3,552,300
Siokas (1)	2024	1,080,000	400,000	1,424,100	-	-	-	-	2,904,100
Georgios	2025	148,235	200,000	244,020	-	-	-	-	592,255
Terzis (2)	2024	166,698	100,000	494,900	-	-	-	-	761,898
Manfred	2025	-	-	-	-	-	-	-	-
Ziegler (3)	2024	-	-	15,150	-	-	-	15,000	30,150
Anastasios	2025	-	-	9,960	-	-	-	40,000	49,960
Aslidis (4)	2024	-	-	20,200	-	-	-	40,000	60,200
John	2025	-	-	7,470	-	-	-	15,000	22,470
Hoidas(5)	2024	-	-	15,150	-	-	-	53,000	68,150
Demetrios G.	2025	-	-	7,470	-	-	-	15,000	22,470
Demetriades (6)	2024	-	-	15,150	-	-	-	15,000	30,150
Nikolaos	2025	23,949	-	-	-	-	-	15,426	39,375
Bardakis (7)	2024	22,722	15,000	35,350	-	-	-	15,071	88,143
Suhel	2025	66,405	-	7,470	-	-	-	10,000	83,875
Bhutawala (8)	2024	84,357	-	25,250	-	-	-	10,000	119,607
Theodoros C.	2025	-	-	7,470	-	-	-	15,000	22,470
Karkantzos (9)	2024	-	-	-	-	-	-	-	-

 ________________

(1)	Mr. Siokas became the Company’s Chief Executive Officer and Director of the Company in 2016.
(2)	Mr. Terzis became the Company’s Chief Financial Officer on November 11, 2020.
(3)

Manfred Ziegler was first elected to the Company’s Board of Directors at the Annual General Meeting held on December 2, 2022. He resigned in 2025, with his resignation becoming effective upon the conclusion of the Company’s 2025 Annual General Meeting held on September 30, 2025.

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

(9)	Theodoros C. Karkantzos was elected to serve on the Company’s Board of Directors at the Annual General Meeting held on September 30, 2025, replacing Manfred Ziegler.

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

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2025, the Company had outstanding restricted stock unit (“RSU”) awards granted to certain directors and executive officers under its equity incentive plans. These awards include grants made in 2025 pursuant to the 2024 Omnibus Incentive Plan, as well as prior-year grants under the 2023 Omnibus Incentive Plan that remained partially unvested. All shares were issued upfront with full legal ownership, including voting and dividend rights, but are subject to forfeiture if the holder does not satisfy the service-based vesting conditions specified in the grant agreements or if clawback provisions are triggered. Vesting of the awards occurs over the respective periods approved by the Board of Directors.

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Grigorios Siokas	2,055,000	1,023,390	–	–
Georgios Terzis	735,000	366,030	–	–
Nikolaos Bardakis	17,500	8,715	–	–
Suhel Bhutawhala	27,500	13,695	–	–
John Hoidas	22,500	11,205	–	–
Anastasios Aslidis	30,000	14,940	–	–
Theodoros C. Karkantzos	15,000	7,470	–	–
Demetrios G. Demetriades	22,500	11,205	–	–

OUTSTANDING EQUITY AWARDS AT YEAR END

Director Compensation

During the fiscal year ended December 31, 2025, the Company approved the following cash compensation for its non-employee directors in respect of services rendered during the period: (i) Anastasios Aslidis received $30,000 in Board of Directors participation fees and $10,000 in committee participation fees; (ii) John J. Hoidas received $10,000 in Board participation fees and $5,000 in committee participation fees; (iii) Demetrios G. Demetriades received $10,000 in Board participation fees and $5,000 in committee participation fees; (iv) Theodoros C. Karkantzos received $10,000 in Board participation fees and $5,000 in committee participation fees; and (v) Suhel Bhutawala received $10,000 in Board participation fees.

In addition, on December 30, 2025, the Company granted restricted stock awards to its non-employee directors under the 2024 Omnibus Incentive Plan. On December 31, 2025, Mr. Aslidis received 20,000 shares of restricted stock, while Messrs. Hoidas, Demetriades, Karkantzos, and Bhutawala each received 15,000 shares. These awards vest in two equal installments, with 50% vesting on December 31, 2026 and the remaining 50% vesting on December 31, 2027, in each case subject to continued service. Although the shares were issued as of the grant date, none were vested as of December 31, 2025.

The Company may, from time to time, grant additional equity-based compensation, including stock options, to its directors, as determined by the Board of Directors or a duly authorized committee thereof.

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

On April 3, 2023, the Company approved incentive stock awards for its Chief Financial Officer, certain officers and directors, and other employees of the Company. The awards were granted in the form of restricted stock and vested in two installments, with 50% vesting on October 2, 2023 and the remaining 50% vesting on October 2, 2024. A total of 185,000 shares were granted under this program, and the Company recorded share-based compensation expense of $328,908 during the year ended December 31, 2024, representing the amortization of the awards’ fair value over the vesting period. No share-based compensation expense related to these awards was recorded during the year ended December 31, 2025, as the awards were fully vested and the associated compensation cost had been fully amortized by October 2024.

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

On September 16, 2024, the Company’s Board of Directors approved incentive stock awards for the Chief Executive Officer, the Chief Financial Officer, certain officers and directors, and other key employees of the Company pursuant to the 2023 Plan. The awards were granted in the form of restricted stock and vest in two installments, with 50% vesting on September 16, 2025 and the remaining 50% vesting on September 16, 2026. A total of 2,500,000 shares were granted under this program. The Company recorded share-based compensation expense of $366,644 for the year ended December 31, 2024, representing the amortization of the awards’ fair value from the grant date of September 16, 2024 through December 31, 2024. During the year ended December 31, 2025, the Company recorded additional share-based compensation expense of $1,262,500 related to these awards.

On September 23, 2024, the Board adopted, subject to stockholder approval, the Cosmos Health Inc. 2024 Omnibus Equity Incentive Plan (the “2024 Plan”). The 2024 Plan is designed to enable the flexibility to grant equity awards to our officers, employees, non-employee directors and consultants and to ensure that we can continue to grant equity awards to eligible recipients at levels determined to be appropriate by the Board and/or the Compensation Committee. Subject to certain adjustments (as provided in Section 4.2 of the 2024 Plan) and exception (as provided in Section 5.6(b) of the 2024 Plan), the maximum number of shares reserved for issuance under the 2024 Plan (including incentive share options) is 3,500,000 shares. The 2024 Plan was approved by the Company’s stockholders at the Annual Meeting of Stockholders held on November 19, 2024.

On August 5, 2025, the Board adopted, subject to stockholder approval, the Cosmos Health Inc. 2025 Omnibus Equity Incentive Plan (the “2025 Plan”). The 2025 Plan is designed to enable the flexibility to grant equity awards to our officers, employees, non-employee directors and consultants and to ensure that we can continue to grant equity awards to eligible recipients at levels determined to be appropriate by the Board and/or the Compensation Committee. Subject to certain adjustments (as provided in Section 4.2 of the 2025 Plan) and exception (as provided in Section 5.6(b) of the 2025 Plan), the maximum number of shares reserved for issuance under the 2025 Plan (including incentive share options) is 6,000,000 shares. The 2025 Plan was approved by the Company’s stockholders at the Annual Meeting of Stockholders held on September 30, 2025.

On December 30, 2025, the Company’s Board of Directors approved incentive stock awards for the Chief Executive Officer, the Chief Financial Officer, certain officers and directors, and other key employees of the Company pursuant to the 2024 Plan. The awards were granted in the form of restricted stock and vest in two installments, with 50% vesting on December 31, 2026 and the remaining 50% vesting on December 31, 2027. A total of 2,350,000 shares were granted under this program. No share-based compensation expense related to these awards was recorded for the year ended December 31, 2025, as amortization of the grant-date fair value will commence on January 1, 2026.

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

During the fiscal year ended December 31, 2025, the Company did not grant any stock options or stock appreciation rights to named executive officers during any Covered Period following the disclosure of material nonpublic information, including earnings releases or other significant corporate announcements. Accordingly, the tabular disclosure required under Item 402(x)(2) is not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2025, for each of the following persons, after giving effect to the transaction under the Exchange Agreement:

•	all such directors and executive officers as a group; and
•	each person who is known by us to own beneficially five percent or more of our common stock prior to the change of control transaction.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. The percentage of class beneficially owned set forth below is based on 41,067,337 shares of common stock issued and outstanding on December 31, 2025. We calculated beneficial ownership according to Rule 13d-3 of the Securities Exchange Act of 1934, as amended as of that date (the “Exchange Act”). Shares of our Common Stock issuable upon exercise of options or warrants or conversion of Notes that are exercisable or convertible within 60 days of December 31, 2025 are included as beneficially owned by the holder, but not deemed outstanding for computing the percentage of any other Stockholder for Percentage of Common Stock Beneficially Owned Immediately. Beneficial ownership generally includes voting and dispositive power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole dispositive power with respect to all shares beneficially owned.

Name of Beneficial Owners of Common Stock	Amount and Nature of Beneficial Ownership		% of Common Stock

Grigorios Siokas	8,779,154	(1)	21.01%
Georgios Terzis	1,217,263		2.96%
Nikolaos Bardakis	45,000		0.11%
Suhel Bhutawala	45,000		0.11%
John J. Hoidas	30,000		0.07%
Dr. Anastasios Aslidis	60,000		0.15%
Theodoros C. Karkantzos	15,000		0.04%
Demetrios G. Demetriades	35,000		0.09%

DIRECTORS AND OFFICERS
As a group (8 persons)	10,226,417		24.54%

5% SHAREHOLDERS	-		-
Andreas Bovopoulos (2)	3,733,412		9.09%

(1)

Includes 8,066,771 issued shares; 212,383 shares issuable upon exercise of Exchange Warrants issued on October 2, 2022, pursuant to a Warrant Exchange Agreement dated as of October 3, 2022 and 500,000 shares issuable upon exercise of Series B Common Warrants exercisable at $3.00 per share. The exercise of the Exchange Warrants, Series A Common Warrants and Series B Common Warrants are all subject to the Beneficial Ownership Limitation.

(2)

Reported on Schedule 13G filed with the SEC on February 14, 2024, as amended. Mr. Bovopoulos’ address is 15413 Lone Hill Road, Los Gatos, CA 95032. He has sole voting and dispositive power of the shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Grigorios Siokas

Grigorios Siokas is the Company’s CEO and principal shareholder and is hence considered a related party to the Company.

From time to time, Grigorios Siokas loans the Company funds in the form of non-interest bearing, no-term loans.

As of December 31, 2025 and 2024, the outstanding principal balance of these loans amounted to $0 and $6,194, respectively, and was included in loans payable to related parties During the year ended December 31, 2025, the Company’s wholly owned subsidiary, SkyPharm S.A., repaid an aggregate amount of $781,394 to Mr. Siokas. This repayment was effected through a set-off against outstanding salary and bonus liabilities owed to him.

Dimitrios Goulielmos

Dimitris Goulielmos was the Company’s former CEO and a Director of the Company.

On November 21, 2014, the Company entered into an agreement with Dimitrios Goulielmos, as amended on November 4, 2016. Pursuant to the amendment, this loan has no maturity date and is non-interest bearing. As of December 31, 2024 and 2023, the Company had a principal balance of €10,200 ($11,971) and €10,200 ($10,558), respectively. The above balances are adjusted for the foreign currency rate as of the balance sheet date.

Doc Pharma

Doc Pharma S.A. is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the son of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma S.A. in the past.

As of December 31, 2025, and December 31, 2024, the Company had prepaid balances of $4,642,853 and $3,284,052, respectively, to Doc Pharma. The increase in the prepaid balance primarily reflects higher prepayments related to the increased demand for exports in the UAE and other related countries (refer to the “Distribution Agreements” section).

For the year ended December 31, 2025, approximately $3.9 million of the prepayment relates to purchases of inventory pursuant to the CMO agreement signed between the Company and Doc Pharma SA on October 10, 2020; $310,000 relates to the purchase of pharmaceutical and nutraceutical licenses under the May 17, 2021 Research and Development agreement (refer to the “Research and Development agreements” section); and the remaining $410,000 represents the current portion of the Royalty Agreement signed on December 31, 2024 (refer to the “Research and Development agreements” section). The non-current portion of the Royalty Agreement of $1,643,040 is included in “Other Assets – Related Party” in the Company’s Consolidated Balance Sheets as of December 31, 2025.

As of December 31, 2025 and December 31, 2024, the Company had an accounts payable balance to Doc Pharma of $671,148 and $249,768, respectively. The December 31, 2025 balance concerns a trade payable balance that our subsidiary wholesaler, Cosmofarm SA, owes to Doc Pharma SA, concerning purchases of certain pharmaceutical products.

Additionally, the Company had a receivable balance of $3,340,275 and $2,295,706 from Doc Pharma S.A. as of December 31, 2025, and December 31, 2024, respectively, which concerns trading receivables balances with the Company’s Greek and UK subsidiaries. As of December 31, 2025, a cumulative allowance for doubtful accounts of approximately $1.7 million has been recognized, effectively offsetting this balance.

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

For the years ended December 31, 2025 and 2024, the Company has purchased €762,216 ($861,777) and €493,241 ($533,687), respectively, in inventory related to this agreement.

On May 17, 2021, Doc Pharma and the Company entered into a Research and Development (“R&D”) agreement under which Doc Pharma is responsible for the research, development, design, registration, copyrights, and licensing of 250 nutritional supplements under the brand Sky Premium Life®, intended for sale in Greece and internationally. The total project cost is €1,425,000 plus VAT and is structured in three phases: Design and Development (€725,000), Control and Product Manufacturing (€250,000), and Clinical Study and Research (€450,000). As of December 31, 2022, the Company had acquired 81 licenses for €554,500 ($593,204), representing 38.91% of the total project cost. During the year ended December 31, 2024, the Company acquired an additional 60 licenses for €710,000 ($734,921), while no additional Sky Premium Life® licenses were purchased during the year ended December 31, 2025. The agreement is scheduled to terminate on December 31, 2025 and is currently under review for a potential extension in both scope and duration.

On December 31, 2024, the Company signed an agreement with a related party, DocPharma SA (the “Licensor”), through which the Company obtained a royalty-bearing, exclusive worldwide license to actively commercialize the patents owned by the Licensor, through research and preclinical and clinical trials for the useful life of the patents, or for 20 years, whichever is longer. The patents, filed in 2016 and 2017 respectively, cover innovative treatments for cancer. The terms of the agreement include an initial payment of EUR 500,000 due by the end of 2025, followed by fixed annual payments of EUR 350,000 during the five-year Start-Up Term from 2025 to 2030. After the Start-Up Term, the Company will pay an 1.5% royalty on annual net sales of licensed products covered by an issued patent. Moreover, the Company retains an optional buy-out right for a total amount of EUR 7,500,000, which can be exercised with a 60 day-notice and a 60-day close period. The Company also has the right to sublicense the patents. For the 12-month period ended December 31, 2025, the Company incurred EUR 350,000 ($410,760) in royalties concerning this agreement, which were included in “Research and Development costs” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

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

As of December 31, 2022, prepaid expenses due from Doc Pharma totaled €7,103,706 ($7,599,545), primarily reflecting prepayments made by SkyPharm S.A. under the CMO agreement in anticipation of expected sales of SPL products in 2023, particularly through Amazon channels in the UK, Singapore, Canada, and other markets. Since a significant portion of these prepayments was not expected to be realized within 12 months, the Company converted €4,000,000 ($4,279,200) of the prepaid balance into a loan to Doc Pharma. The 10-year loan, maturing December 1, 2032, bears a fixed interest rate of 5.5% payable monthly and is repayable in 120 equal installments of €33,333.33 ($35,660), with optional prepayment at any time without penalty. As of December 31, 2025 and 2024, the loan had a current portion of €1,092,844 ($1,282,561) and €500,000 ($517,550), and a non-current portion of €2,400,000 ($2,816,640) and €2,800,000 ($2,898,280), respectively, presented as “Loans receivable – related party” on the consolidated balance sheets. During 2025, the Company received no principal or interest payments but recognized €181,500 ($205,208) of interest income related to this loan.

During the year ended December 31, 2025, management assessed the recoverability of the outstanding loan balance in light of approximately 18 months of non-payment of both principal and interest. Given the prolonged arrears and the uncertainty surrounding the counterparty's ability to resume scheduled payments, the Company recorded a full allowance of $3,949,085 against the outstanding loan receivable — related party balance as of December 31, 2025. The difference between the allowance recorded in the income statement and the corresponding balance sheet amount reflects the use of different EUR/USD exchange rates — the average rate for the income statement and the closing rate for the balance sheet — with the offset recognized in accumulated other comprehensive income. This allowance is considered non-reversible absent a material change in circumstances and is presented within "General and administrative expenses" in the Consolidated Statements of Operations for the year ended December 31, 2025.

Panagiotis Kozaris

Panagiotis Kozaris is considered a related party due to the fact that he is a former General operational manager and current employee of Cosmofarm S.A.

From time to time, the Company repurchases shares owned by Panagiotis Kozaris and records them as treasury shares. The Company makes advance payments to Panagiotis Kozaris for these shares and receives the shares upon execution of a cumulative stock purchase agreement (“SPA”). During the years ended December 31, 2025 and 2024, the Company made no additional payments to Panagiotis Kozaris, and no SPA covering these amounts had been executed as of December 31, 2025. As of December 31, 2025 and 2024, balances of $194,215 and $194,215, respectively, are included in “Prepaid Expenses and Other Current Assets – Related Party” in the accompanying consolidated balance sheets.

During the year ended December 31, 2025, given the prolonged period during which no SPA had been executed and the uncertainty surrounding the timing and completion of the share repurchase, management determined that the advance was no longer recoverable with sufficient certainty. Accordingly, the Company recorded a full allowance of $194,215 against the outstanding balance as of December 31, 2025, presented within "General and administrative expenses" in the Consolidated Statements of Operations. Should a cumulative SPA be executed in a subsequent period, the allowance will be reversed at that time to the extent the underlying advance is recovered through the receipt of shares.

Basotho Investment Limited

Basotho Investment Limited is considered a related party once Panagiotis Kozaris (former General operational manager and current employee of Cosmofarm S.A) is one of its directors.

On November 21, 2023, the Company issued 120,000 shares of common stock to Basotho Investment Limited for services rendered. The fair value of these shares for the period ended December 31, 2025 and 2024 was $0 and $113,300, respectively, which was included in “General and administrative expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Maria Kozari

Maria Kozari is considered a related party to the Company due to the fact that she is the daughter of Panagiotis Kozaris, a former Operational General Manager and current employee of Cosmofarm S.A.

During 2021, the Company, through its subsidiary, Cosmofarm SA, commenced a partnership with a pharmacy called “Pharmacy & More”, owned by Maria Kozari. The transactions with the respective pharmacy were in Cosmofarm’s normal course of business, however, a more flexible credit policy was allowed as the pharmacy was new and needed to be established in the market. During the years ended December 31, 2025 and 2024 the Company’s net sales to Pharmacy & More amounted to $460,016 and $414,443 respectively. As of December 31, 2025 and 2024 the Company’s outstanding receivable balance due from the pharmacy amounted to $1,721,143 and $1,183,429, respectively, and are included in “Accounts receivable - related party”, on the accompanying consolidated balance sheets. As of December 31, 2025, a cumulative allowance for doubtful accounts of approximately $834,000 has been recognized, effectively offsetting this balance.

The Company plans to acquire Pharmacy & More within fiscal year 2026. Upon acquisition, the Company intends to offset the outstanding receivable balance with the corresponding purchase price and additionally plans to make Pharmacy & More the first shop-in-shop of its own branded line of nutraceutical products, Sky Premium Life® (SPL).

Other Related Parties

Additionally, as of December 31, 2025, the Company had the following material balances with related parties, all classified within “Accounts payable and accrued expenses – related party” in the consolidated balance sheets:

•	$894,336 payable to Grigorios Siokas, Chief Executive Officer, relating to accrued but unpaid salaries and bonuses.

•	$420,000 payable to George Terzis, Chief Financial Officer, relating to accrued but unpaid salaries and bonuses; and

•	$14,218 payable to Nikolaos Bardakis, Chief Operating Officer, relating to accrued but unpaid salaries and bonuses

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

RBSM LLP (“RBSM”) served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2025 and 2024. The Audit Committee of the Board of Directors has reviewed and approved the services provided by RBSM, including audit and non-audit services, and has concluded that RBSM’s independence and qualifications meet the requirements of the Securities and Exchange Commission.

The following table presents: (1) fees for professional audit services rendered by RBSM LLP for the audit of our annual financial statements and for other services for the year ended December 31, 2025 and for the year ended December 31, 2024.

Financial Statements for the Year Ended	Audit Services	Audit Related Fees	Tax Fees	Other Fees
December 31, 2025
RBSM LLP	$250,000	148,026	-	-
December 31, 2024
RBSM LLP	$450,000	85,335	-	-

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

Audit Fees for the fiscal years ended December 31, 2025 and 2024 were for professional services rendered for the audits and quarterly reviews of the financial statements of the Company, consents, and other assistance required to complete the year-end audit of the financial statements.

As the Company has a formal audit committee, the services described above were approved by the audit committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X. Further, as the Company has a formal audit committee, the Company has audit committee pre-approval policies and procedures.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Document Description

2.1	Share Exchange Agreement by and among Prime Estates and Developments Inc. and Amplerissimo dated September 27, 2013 (14)

3.1	Amended and Restated Articles of Incorporation of the Registrant (1)

3.2	Correction to Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock dated February 24, 2022 (2)

3.3	Amendment to Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock (55)

3.4	Certificate of Amendment to Articles of Incorporation (63)

3.5	Amended and Restated Bylaws of the Registrant (1)

4.1	Form of Senior Convertible Note (12)

4.2	Common Stock Purchase Warrant issued to Roth Capital Partners (11)

4.3	Common Stock Purchase Warrant dated September 4, 2017 issued to Roth Capital Partners LLC (15)

4.4	Form of Second Amendment and Exchange Agreement (20)

4.5	Form of Rights Agreement and Rights Certificate (74)

4.6	Form of 9% Original Issue Discount Senior Secured Convertible Promissory Note (79)

10.1	Loan Facility Agreement, dated as of August 4, 2016, by and among SkyPharm S/A, Grigorios Siokas, as Guarantor and Synthesis Peer to Peer Income Fund. (4)

10.2	Pledge Agreement, by and between Grigorios Siokas and Synthesis Peer-to Peer Income Fund (4)

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

63

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

10.24	Promissory Note dated December 19, 2018 from Cosmos Health Inc. to Deepdae Holding Ltd. filed with Form 8-K on December 20, 2018 (23)

10.25	Form of Senior Promissory Note (26)

10.26	Form of Guaranty Agreement (26)

10.27	Assumption Contract for the Design, Development and Production of Dietary Supplements dated March 10, 2017 by and between SkyPharm and Doc Pharma S.A. (27)

10.28	Form of Securities Purchase Agreement by and Among Cosmos Health Inc. and the Buyer (28)

10.29	Form of Senior Convertible Note (28)

10.30	Debt Exchange Agreement dated May 28, 2019 (29)

10.31	Debt Exchange Agreement dated June 24,2019 (30)

10.32	Form of Forbearance and Amendment Agreement (31)

10.33	Form of Senior Promissory Note dated May 5, 2020 for $2,000,000 (32)

10.34	Form of Senior Promissory Note dated May 8, 2020 for $2,000,000 (32)

10.35	Form of Senior Promissory Note dated May 18, 2020 for $2,000,000 (33)

10.36	Form of Senior Promissory Note dated July 3, 2020 for $5,000,000 (33)

10.37	Amendment dated June 30, 2020 by and among Synthesis Peer-to-Peer Income Fund, Sky Pharma S.A. and Grigorios Siokas (33)

10.38	Advisory Agreement dated October 8, 2020 by and between the Registrant and PGS Ventures B.V. (35)

10.39	Advisory Agreement dated October 5, 2020 by and between Greg Siokas and PGS Ventures B.V. (36)

10.40	Advisory Agreement dated October 5, 2020 by and between the Registrant and PGS Ventures B.V (36)

10.41	Senior Promissory Note dated August 4, 2020 for $3,000,000 (37)

10.42	Employment Agreement dated January 1, 2019 by and between the Registrant and Georgios Terzis (37)

10.43	Debt Exchange Agreement dated December 21, 2020 by and among the Registrant, Grigorios Siokas and an unaffiliated lender (39)

10.44	Debt Exchange Agreement dated October 29, 2020 by and among the Registrant, Grigorios Siokas and an unaffiliated lender (40)

10.45	Amended and Restated Debt Exchange Agreement dated as of February 5, 2021 (41)

10.46	Consulting Agreement dated as of February 5, 2021 by and between the Registrant and an unaffiliated consultant (42)

10.47	Addendum to Consulting Agreement dated as of February 5, 2021 by and between the Registrant and an unaffiliated consultant (42)

10.48	Debt Exchange Agreement dated May 10, 2021 by and between the Registrant and Grigorios Siokas (43)

10.49	Third Forbearance and Amendment Agreement dated June 18, 2021 by and between Hudson Bay Master Fund Ltd. and the Registrant (44)

10.50	Debt Exchange Agreement dated June 23, 2021 by and between the Registrant and Grigorios Siokas (45)

10.51	Debt Exchange Agreement dated July 13, 2021 by and between the Registrant and Grigorios Siokas (46)

10.52	Convertible Promissory Note dated July 20, 2021 payable to Grigorios Siokas (47)

10.53	Debt Exchange Agreement dated August 4, 2021 by and between a senior institutional lender, the Registrant, SkyPharm S.A. and Grigorios Siokas (48)

10.54	Capital Market Advisory Agreement dated as of July 1, 2021 and Exchange Listing LLC (49)

10.55	Form of Securities Purchase Agreement dated as of September 17, 2021 (50)

10.56	Form of Registration Rights Agreement dated as of September 17, 2021 (50)

10.57	Form of Convertible Promissory Note (50)

10.58	Form of Warrant to Purchase Common Stock (51)

10.59	Form of Securities Purchase Agreement dated February 2022 (51)

10.60	Form of Registration Rights Agreement (51)

10.61	Binding Letter of Intent with Pharmaceutical Laboratories Cana, S.A. dated July 19, 2022 (56)

10.62	Form of Placement Agent Agreement (57)

10.63	Form of Sales Agreement (58)

10.64	Form of Exchange Warrant (60)

10.65	Form of Warrant Exchange Agreement (60)

10.66	Form of Placement Agency Agreement (61)

10.67	Form of Pre-Funded Warrant (61)

10.68	Form of Common Warrant (61)

10.69	Form of Securities Purchase Agreement (61)

10.70	Form of Pre-Funded Warrant (62)

10.71	Form of Series A Common Warrant (62)

10.72	Form of Series B Common Warrant (62)

10.73	Form of Securities Purchase Agreement (62)

10.74	Form of Pre-Funded Warrant (64)

10.75	Form of Common Warrant (64)

10.76	Form of Securities Purchase Agreement (64)

10.77	Form of Placement Agency Agreement (64)

10.78	Amendment No. 1 to Securities Purchase Agreement of Grigorios Siokas (65)

10.79	Secured Promissory Note dated February 28, 2023 issued by Cana Laboratories Holdings (Cyprus) Limited (67)

10.80	Cana Holdings Share Pledge Agreement dated as of February 28, 2023 (67)

10.81	Cana Pharmaceutical Share Pledge Agreement dated as of February 28, 2022 (67)

10.82	Canada Inc. Purchase Agreement dated as of January 6, 2023 (68)

10.83	Binding Letter of Intent dated May 25, 2023 by and among Cosmos Health Inc. and Docpharm GmbH and Dr. Mathiaas Krebs (69)

10.84

Stock Purchase Agreement dated May 8, 2023 by and among Cosmos Health Inc. and Kostantinos-Gaston Kanaroglou and Kostantina-Mathilde Kanaroglou regarding Cana Laboratories Holding (Cyprus) Limited (70)

10.87	Form of Pre-Funded Warrant (71)

10.88	Form of Common Warrant (71)

10.89	Form of Securities Purchase Agreement (71)

10.90	Form of Placement Agency Agreement (71)

10.91	Form of Investor Agreement (71)

10.92	Form of Amendment No. 1 to Common Warrant Agreement (71)

10.93	Form of Warrant (71)

10.94	Form of Warrant Exchange Agreement (71)

10.95	2022 Omnibus Equity Incentive Plan (59)

10.96	2023 Omnibus Equity Incentive Plan (72)

10.97	2024 Omnibus Equity Incentive Plan (80)

10.98	2025 Omnibus Equity Incentive Plan (81)

10.99	Form of Securities Purchase Agreement, dated as of August 5, 2025 (79)

10.100	Form of Security and Pledge Agreement, dated as August 5, 2025 (79)

10.101	Form of Registration Rights Agreement, dated as of August 5, 2025 (79)

10.102	Form of Voting and Support Agreement, August 5, 2025 (79)

10.103	Form of Account Control Agreement, August 5, 2025 (79)

14.1	Code of Ethics (19)

19.1	Insider Trading Policies and Procedures (78)

21*	List of Subsidiaries

23.1*	Consent of RBSM LLP

31.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Clawback Policy (75)

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.*

*	Filed with this Report

(1)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on October 12, 2021.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on March 1, 2022.

(3)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on November 9, 2015.

(4)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on August 16, 2016.

(5)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on September 16, 2016.

(6)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on October 5, 2016.

(7)	Incorporated by reference to the Current Report on Form 8-K/A filed by the Registrant on March 28, 2017.

(8)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on April 14, 2017.

(9)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on May 18, 2017.

(10)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on November 16, 2017.

(11)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on December 27, 2017.

(12)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on February 21, 2018.

(13)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on March 19, 2018.

(14)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on October 3, 2013.

(15)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on September 5, 2018.

(16)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on May 31, 2018.

(17)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on June 26, 2018.

(18)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on July 19, 2018.

(19)	Incorporated by reference to the filing of the Annual Report on Form 10-K filed by the Registrant on April 17, 2018.

(20)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on September 27, 2018.

(21)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on October 19, 2018.

(22)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on December 13, 2018.

(23)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on December 21, 2018.

(24)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on February 6, 2019.

(25)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on February 19, 2019.

(26)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on April 4, 2019.

(27)	Incorporated by reference to Registration Statement on Form S-1/A (No. 333-222061) filed by the Registrant on January 31, 2018.

(28)	Incorporated by reference to the filing of the Quarterly Report on Form 10-Q filed by the Registrant on May 16, 2019.

(29)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on May 28, 2019.

(30)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on June 25, 2019.

(31)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on March 23, 2020.

(32)	Incorporated by reference to the filing of the Quarterly Report on Form 10-Q filed by the Registrant on May 15, 2020.

(33)	Incorporated by reference to the filing of the Current Report on Form 10-Q filed by the Registrant on August 13, 2020.

(34)	Incorporated by reference to the filing of the Report on Form 8-K filed by the Registrant on September 24, 2020.

(35)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on October 15, 2020.

(36)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on November 13, 2020.

(37)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on November 17, 2020.

(38)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on November 17, 2020.

(39)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on December 22, 2020.

(40)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on March 11, 2021.

(41)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on April 2, 2021.

(42)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on April 8, 2021.

(43)	Incorporated by reference to the filing of the Quarterly Report on Form 10-Q filed by the Registrant on May 17, 2021.

(44)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on June 21, 2021.

(45)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on June 25, 2021.

(46)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on July 14, 2021.

(47)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on July 27, 2021.

(48)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on August 10, 2021.

(49)	Incorporated by reference to the filing of the Current Report on Form 10-Q filed by the Registrant on August 16, 2021.

(50)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on September 21, 2021.

(51)	Incorporated by reference to the filing of the Current Report on Form 8-K filed by the Registrant on March 1, 2022.

(52)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on October 4, 2018

(53)	Incorporated by reference to the filing of the Annual Report on Form 10-K filed by the Registrant on April 15, 2022.

(54)	Incorporated by reference to the filing of the Registration Statement on Form S-1 filed by the Registrant on May 24, 2022.

(55)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on July 29, 2022.

(56)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on July 25, 2022.

(57)	Incorporated by reference to the filing of the Company’s Registration Statement on Form S-1 filed by the Registrant on September 19, 2022.

(58)	Incorporated by reference to the filing of the Company’s Registration Statement on Form S-3 filed by the Registrant on September 21, 2022.

(59)	Incorporated by reference to the Company’s Schedule 14A filed by the Registrant on September 23, 2022.

(60)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on October 3, 2022.

(61)	Incorporated by reference to the filing of the Company’s Registration Statement on Form S-1/A filed by the Registrant on October 11, 2022.

(62)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on October 18, 2022.

(63)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on December 19, 2022.

(64)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on December 20, 2022.

(65)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on January 17, 2023.

(66)	Incorporated by reference to the filing of the Company’s Registration Statement on Form S-3 filed by the Registrant on January 18, 2023.

(67)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on March 6, 2023.

(68)	Incorporated by reference to the filing of the Company’s Annual Report on Form 10-K filed by the Registrant on April 12, 2023.

(69)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on May 31, 2023.

(70)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on May 11, 2023

(71)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on July 25, 2023.

(72)	Incorporated by reference to the filing of the Company’s Registration Statement on Form S-3 filed by the Registrant on August 18, 2023.

(73)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on December 29, 2023.

(74)	Incorporated by reference to the filing of the Company’s Schedule 14A filed by the Registrant on September 5, 2023.

(75)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on November 28, 2023.

(76)	Incorporated by reference to the filing of the Company’s Registration Statement on Form S-3 filed by the Registrant on January 29, 2024.

(77)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on April 25, 2024.

(78)	Incorporated by reference to the filing of the Company’s Form 10-K filed by the Registrant on April 15, 2025.

(79)	Incorporated by reference to the filing of the Company’s Current Report on Form 8-K filed by the Registrant on August 06, 2025.

(80)	Incorporated by reference to the filing of the Company’s Schedule 14A filed by the Registrant on October 18, 2024.

(81)	Incorporated by reference to the filing of the Company’s Schedule 14A filed by the Registrant on August 22, 2025.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cosmos Health Inc.

Date: April 15, 2026	By:	/s/ Grigorios Siokas
Grigorios Siokas

In accordance with the Exchange Act, this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Grigorios Siokas	Chief Executive Officer and Director	April 15, 2026
Grigorios Siokas	(Principal Executive Officer)

/s/ Georgios Terzis	Chief Financial Officer	April 15, 2026
Georgios Terzis	(Principal Financial Officer, and Principal Accounting Officer)

/s/ Demetrios G. Demetriades	Secretary and Director	April 15, 2026
Demetrios G. Demetriades

/s/ John J. Hoidas	Director	April 15, 2026
John J. Hoidas

/s/ Anastasios Aslidis	Director	April 15, 2026
Dr. Anastasios Aslidis

/s/ Theodoros C. Karkantzos	Director	April 15, 2026
Theodoros C. Karkantzos

/s/ Suhel Bhutawala	Director	April 15, 2026
Suhel Bhutawala

