Form 10-Q
period 2026-03-31
Cosmos Health Inc.
filed 2026-05-20
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Applicable only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,428,491 as of May 18, 2026.

COSMOS HEALTH INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
		(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$514,702	$715,674
Restricted cash	1,644,219	2,744,219
Accounts receivable, net	18,186,637	19,628,825
Accounts receivable - related party	2,365,955	2,443,975
Marketable securities	34,225	46,158
Inventory	5,650,458	5,778,142
Loans receivable	485,191	487,638
Loans receivable - related party	-	-
Prepaid expenses and other current assets	2,336,367	2,007,442
Prepaid expenses and other current assets - related party	5,671,568	4,536,183

TOTAL CURRENT ASSETS	36,889,322	38,388,256

Property and equipment, net	10,280,203	10,578,858
Goodwill and intangible assets, net	7,225,011	7,569,695
Digital assets	2,068,645	1,411,084
Loans receivable - long term portion	3,120,197	3,146,201
Loans receivable - related party - long term	-	-
Operating lease right-of-use asset	669,144	596,779
Financing lease right-of-use asset	2,127	3,831
Advances for building's acquisition	200,191	600,000
Other assets	1,107,911	1,539,774
Other assets - related party	806,260	1,643,040
TOTAL ASSETS	$62,369,011	$65,477,518

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$13,938,594	$14,624,006
Accounts payable and accrued expenses - related party	878,507	2,002,470
Accrued interest	871,960	786,497
Lines of credit	7,856,208	9,177,684
Notes payable	2,111,574	2,191,274
Notes payable - related party	11,748	11,971
Convertible notes payable	646,963	2,137,804
Derivative liability - convertible note	1,060,230	1,292,198
Operating lease liability, current portion	204,588	222,115
Financing lease liability, current portion	1,907	3,854
Other current liabilities	6,494,556	5,821,971

TOTAL CURRENT LIABILITIES	34,076,835	38,271,844

Notes payable - long term portion	1,339,023	1,584,063
Convertible notes payable - long term portion	4,785,274	4,267,774
Operating lease liability, net of current portion	463,388	373,473
Other liabilities	1,878,132	2,555,735
TOTAL LIABILITIES	42,542,652	47,052,889

Commitments and Contingencies (see Note 14)	-	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value;1,500,000,000 shares authorized; 41,153,809 and 23,689,135 shares issued and 41,067,312 and 23,602,638 outstanding as of December 31, 2025 and December 31, 2024, respectively	49,868	41,154
Additional paid-in capital	156,629,904	152,136,404
Treasury stock, at cost, 86,497 shares as of December 31, 2025 and December 31, 2024	(917,159)	(917,159)
Accumulated deficit	(135,972,696)	(133,167,273)
Accumulated other comprehensive income/(loss)	36,442	331,503

TOTAL STOCKHOLDERS' EQUITY	19,826,359	18,424,629

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,369,011	$65,477,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended March 31,
	2026	2025

REVENUE	$17,927,892	$13,712,528

COST OF GOODS SOLD	16,546,721	11,662,729

GROSS PROFIT	1,381,171	2,049,799

OPERATING EXPENSES
General and administrative expenses	1,800,162	1,478,702
Salaries and wages	1,397,657	1,040,019
Sales and marketing expenses	19,352	28,155
Research and development costs	-	15,629
Depreciation and amortization expense	348,179	320,439
TOTAL OPERATING EXPENSES	3,565,350	2,882,944

LOSS FROM OPERATIONS	(2,184,179)	(833,145)

OTHER INCOME (EXPENSE)
Other income (expense), net	441,062	(68,137)
Interest expense	(423,229)	(187,107)
Interest income	46,673	91,326
Gain on equity investments, net	(11,252)	3,142
Non-cash interest expense	(390,350)	-
Change in fair value of derivative liability	231,968	-
Gain/(Loss) on digital assets	(442,439)	-
Change in fair value of convertible notes	239,480	-
Foreign currency transaction, net	(313,157)	175,824
TOTAL OTHER INCOME (EXPENSE), NET	(621,244)	15,048

LOSS BEFORE INCOME TAXES	(2,805,423)	(818,097)

INCOME TAX EXPENSE	-	-

NET LOSS	(2,805,423)	(818,097)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(2,805,423)	(818,097)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net	(295,061)	1,031,268

TOTAL COMPREHENSIVE LOSS	$(3,100,484)	$213,171

BASIC NET LOSS PER SHARE	$(0.06)	$(0.03)
DILUTED NET LOSS PER SHARE	$(0.06)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	47,087,621	26,037,608
Diluted	47,087,621	26,037,608

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

								Accumulated
			Additional					Other	Total
	Common Stock		Paid-in	Subscription	Treasury Stock		Accumulated	Comprehensive Income/	Stockholders'
	No. of Shares	Value	Capital	Receivable	No. of Shares	Value	Deficit	(Loss)	Equity

Balance at January 1, 2025	23,689,135	$23,689	$141,583,625	$(20)	86,497	$(917,159)	$(114,022,275)	$(2,134,931)	$24,532,930
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	1,031,268	1,031,268
Stock-based compensation	-	-	556,611	-	-	-	-	-	556,611
Shares issued pursuant to warrant exchange agreement	2,542,126	2,542	(2,542)	-	-	-	-	-	-
Debt exchanges	1,053,372	1,053	647,947	-	-	-	-	-	649,000
Net loss	-	-	-	-	-	-	(818,097)	-	(818,097)
Balance at March 31, 2025	27,284,633	$27,284	$142,785,641	$(20)	86,497	$(917,159)	$(114,840,372)	$(1,103,663)	$25,951,712

								Accumulated
			Additional					Other	Total
	Common Stock		Paid-in	Subscription	Treasury Stock		Accumulated	Comprehensive Income/	Stockholders'
	No. of Shares	Value	Capital	Receivable	No. of Shares	Value	Deficit	(Loss)	Equity

Balance at January 1, 2026	41,153,809	$41,154	$152,136,404	$-	86,497	$(917,159)	$(133,167,273)	$331,503	$18,424,629
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	(295,061)	(295,061)
Stock-based compensation - consultants	-	-	80,201	-	-	-	-	-	80,201
Stock-based compensation - employees	-	-	455,585	-	-	-	-	-	455,585
Shares issued in settlement of default interest on convertible notes	159,856	160	58,188	-	-	-	-	-	58,347
Debt exchanges	2,145,143	2,145	977,855	-	-	-	-	-	980,000
Proceeds from issuance of common stock, net of issuance costs	3,985,509	3,986	1,773,562	-	-	-	-	-	1,777,548
Conversion of convertible debt into common stock	2,423,433	2,423	1,148,109	-	-	-	-	-	1,150,533
Net loss	-	-	-	-	-	-	(2,805,423)	-	(2,805,423)
Balance at March 31, 2026	49,867,750	$49,868	$156,629,904	$-	86,497	$(917,159)	$(135,972,696)	$36,442	$19,826,359

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,805,423)	$(818,097)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and amortization expense	346,520	315,836
Amortization of right-of-use assets	1,659	4,603
Bad debt expense	-	(18,687)
Change in fair value of derivative liability	(231,968)	-
Gain/(Loss) on crypto assets	442,439	-
Lease expense	74,117	63,236
Interest on finance leases	43	195
Stock based compensation	535,786	556,611
Deferred income taxes	(3,326)	7,392
Non-cash financing expense	448,697	-
Change in fair value of convertible notes	(239,480)	-
Gain on net change in fair value of equity investments	11,252	(3,142)
Interest on loan receivable	(39,671)	-
Revenue reversals	375,337	-
Changes in assets and liabilities:
Accounts receivable, net	755,723	(170,948)
Accounts receivable - related party	33,245	(134,483)
Inventory	21,690	(192,792)
Prepaid expenses and other current assets	154,709	92,249
Prepaid expenses and other current assets - related party	(426,495)	(134,754)
Accounts payable and accrued expenses	(514,942)	83,627
Accounts payable and accrued expenses - related party	(133,056)	(18,934)
Accrued interest	119,648	23,308
Lease liabilities	(74,118)	(63,238)
Other current liabilities	720,716	169,429
Other liabilities	(640,168)	52,272
NET CASH USED IN OPERATING ACTIVITIES	(1,067,066)	(186,316)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from loan receivable	-	6,734
Return of advances for acquisition of property	399,809	-
Purchase of digital assets	(1,100,000)	-
Purchase of intangible assets	2,627	(1,273)
Purchase of property and equipment	(11,399)	(12,530)
NET CASH USED IN INVESTING ACTIVITIES	(708,963)	(7,069)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note payable	-	-
Payment of note payable	(258,640)	(184,153)
Proceeds from note payable	-	737,177
Payment of related party loan	-	(6,302)
Proceeds from related party loan	-	-
Payment of lines of credit	(9,142,284)	(6,756,201)
Proceeds from lines of credit	7,972,951	6,775,739
Proceeds from the sale of common stock	1,832,524	-
Proceeds from the exercise of warrants	-	-
Payments of financing fees	(54,976)	-
Payments of finance lease liability	(1,948)	(5,398)
NET CASH PROVIDED BY FINANCING ACTIVITIES	347,627	560,862

Effect of exchange rate changes on cash	127,430	60,299

NET CHANGE IN CASH	(1,300,972)	427,776

CASH AND RESTRCITED CASH AT BEGINNING OF PERIOD	3,459,893	315,105
CASH AND RESTRICTED CASH AT END OF PERIOD	$2,158,921	$742,881

Cash and Restricted Cash Reconciliation

Description	March 31, 2026	March 31, 2025
Cash	514,702	742,881
Restricted Cash	1,644,219	-
Total Cash and Restricted Cash	2,158,921	742,881

Supplemental Disclosure of Cash Flow Information

Cash paid during the year:
Interest	$92,340	$104,800
Income tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Common stock issued for convertible notes payable	$1,124,211	$-
Common Stock issued in settlement of default interest on convertible notes	$58,347	$-
Debt exchanges	$980,000	$-
Common stock issued to employees	$455,585	$311,301
Common stock issued to consultants	$80,201	$245,310

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

NOTE 1 – BASIS OF PRESENTATION

The terms “COSM,” “we,” the “Company,” the “Group” and “us” as used in this report refer to Cosmos Health Inc. The accompanying unaudited condensed consolidated balance sheet as of March 31, 2026 and unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2026 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the management of COSM, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“Form 10-K”). The accompanying condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes on the accompanying balance sheet.

Going Concern

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the continuation of the Company as a going concern. For the three-month period ended March 31, 2026, the Company generated revenue of $17,927,892, incurred a net loss of $2,805,423, and used $1,067,067 of net cash in operating activities. As of March 31, 2026, the Company had cash and cash equivalents of $514,702 and restricted cash of $1,644,219, compared to $715,674 and $2,744,219 as of December 31, 2025. The Company also had positive working capital of $2,812,487, an accumulated deficit of $135,972,696, and stockholders’ equity of $19,826,359.

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

From a financing perspective, during the three-month period ended March 31, 2026, the Company raised capital through its At-the-Market (“ATM”) program, generating gross proceeds of approximately $1,832,524, which enhanced its liquidity position. In addition, on August 5, 2025, the Company entered into a Securities Purchase Agreement for the issuance of up to $300 million of senior secured convertible promissory notes, with an initial $8 million closing completed on August 6, 2025, and potential additional tranches subject to certain conditions; this agreement remains in effect. The Company may also enter into new convertible financing arrangements and intends to continue and potentially expand its ATM program to support future liquidity needs.

The proceeds from the ATM sales provide additional working capital and mitigate, to some extent, the Company’s liquidity constraints.

As noted above, the accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing to fund its operations and meet its obligations as they become due. Considering the Company’s significant net loss and negative operating cash flows for the reporting period, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Such adjustments could include the realization of assets and settlement of liabilities at amounts that may differ materially from those reflected in the accompanying condensed consolidated financial statements.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

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

Acquisition Accounting

Cloudscreen

On January 23, 2024, the Company completed the acquisition of Cloudscreen, a cutting-edge Artificial Intelligence (AI) powered platform. The acquisition was pursuant to the purchase agreement announced on October 11, 2023. The total purchase price amounted to $637,080. The Company accounted for the acquisition as an asset acquisition in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, (“ASC 805”) and recorded $637,080 as “Other assets” related to the technology platform acquired. The total amount was reclassified to “Goodwill and intangible assets, net” in January 2024 with the closing of the agreement.

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

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

Real Estate Acquisitions

On April 24, 2023, Cosmos Health Inc. purchased a building for a total purchase price of $1,054,872 in cash. The Company accounted for the acquisition as an asset acquisition in accordance with ASC 805 Business Combinations and recorded the cost of the building within “Property, plant and equipment” on the condensed consolidated balance sheets. The building is used as the operational facilities of the Company’s subsidiary Cosmofarm S.A., which operates as a pharmaceutical wholesaler in Greece.

On January 6, 2023, the Company entered into an agreement to purchase land and a building located at 1570 rue Richardson, Montreal, Quebec, Canada from 4423607 Canada Inc. (the "Seller") for a total purchase price of $3,950,000. The agreement was subsequently amended on July 19, 2023, February 9, 2024, and December 31, 2024. As of December 31, 2024, the Company had made prepayments totaling $2,000,020, classified as "Advances for building acquisition" on the Company's condensed consolidated balance sheets.

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

During the prior year period, Cana had minimal operations as it was in financial difficulties and seeking for an investor.

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP.

Principles of Consolidation

Our consolidated accounts include our accounts and the accounts of our wholly owned subsidiaries, SkyPharm S.A., Decahedron Ltd., Cosmofarm S.A., Cana Laboratories Holdings (Cyprus) Limited and ZipDoctor Inc. The Group’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The unaudited condensed consolidated financial statements reflect the consolidation of all entities in which the Company has control, as determined by the ability to direct the activities that significantly affect the entities’ economic performance. All significant intercompany balances and transactions have been eliminated.

Transactions in and Translations of Foreign Currency

The functional currency for the Greek subsidiaries of the Company (CANA Laboratories, Cosmofarm S.A. and SkyPharm SA) is Euro (€) and for the UK subsidiary (Decahedron Ltd) is GBP (£). ZipDoctor Inc. is a U.S. based entity. As a result, the financial statements of the subsidiaries (except for ZipDoctor Inc.) have been translated from the local currency into U.S. dollars using (i) year-end exchange rates for balance sheet accounts, and (ii) average exchange rates for the reporting period for all income statements accounts. Foreign currency translations gains and losses are reported as a separate component of the unaudited condensed consolidated statements of changes in stockholders’ equity.

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which amends the requirement on the measurement and recognition of expected credit losses for financial assets held. Furthermore, amendments ASU 2019-10 and ASU 2019-11 provided additional clarification for implementing ASU 2016-13. ASU 2016-13 is effective for the Company beginning January 1, 2023, with early adoption permitted. The Company adopted the standard on January 1, 2023, and the standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures. The Company is exposed to credit losses primarily through sales to its customers and the loans that it has provided. The Company assesses each customer’s/ borrower’s ability to pay, and a credit loss estimate by conducting a credit review which includes consideration of established credit rating, or an internal assessment of the customer’s creditworthiness based on an analysis of their payment history when a credit rating is not available. The Company monitors credit exposure through active review of customer balances. In accordance with ASC 326 and the Current Expected Credit Loss (CECL) framework, the Company has elected to apply the practical expedient available for its trade receivables, which are short-term in nature and do not contain a significant financing component. The Company applies a loss-rate method for calculating expected credit losses (“ECL”) on accounts receivable, based on a combination of historical experience, industry data, and adjustments for current conditions and reasonable and supportable forecasts. Receivables are grouped into four aging buckets, with loss rates applied as follows: 1% for receivables aged 0–30 days, 2% for receivables aged 31–60 days, 3% for receivables aged 61–90 days, and 5% for receivables aged over 90 days. These loss rates are based on management’s expectations, which are further supported by external benchmarks, due to the Company’s limited history of actual write-offs. The resulting provision for expected credit losses is recognized in net income and is included in “General and administrative expenses”. Receivables that are deemed uncollectible are written off against the allowance when it is determined that they are no longer recoverable.

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

Accounts Receivable, net

Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts against gross accounts receivable, prepaid expenses and other current assets and other assets reflects the best estimate of probable losses inherent in the receivables’ portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. As of March 31, 2026 and December 31, 2025, the Company’s allowance for doubtful accounts was $30,074,112 and $30,645,763, respectively. Below is the summary of changes in the allowance for doubtful accounts:

March 31, 2026

Balance as of January 1, 2026	$30,645,763
Provisions for credit losses	-
Write-offs	-
Foreign exchange adjustments	(571,652)
Other adjustments	-
Balance as of March 31, 2026	$30,074,112

Tax Receivables

The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of its business in most of the countries in which it operates related to the procurement of merchandise and/or services it acquires and/or on sales and taxable income. The Company also collects VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services it sells. If the output VAT exceeds the input VAT, this creates a VAT payable to the government. If the input VAT exceeds the output VAT, this creates a VAT receivable from the government. The VAT tax return is filed on a monthly basis offsetting the payables against the receivables. In observance of EU regulations for intra-EU cross-border sales, our subsidiaries in Greece, SkyPharm and Cosmofarm, do not charge VAT for sales to wholesale drug distributors registered in other European Union member states. As of March 31, 2026 and December 31, 2025, the Company had a VAT net receivable balance of $417,359 and $453,619 respectively, recorded in the condensed consolidated balance sheet as prepaid expenses and other current assets and accounts payable and accrued expenses, respectively.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

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

Depreciation expense was $112,519 and $97,539 for the three months ended March 31, 2026 and 2025, respectively.

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

Intangibles, net

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 5 years for an import/export license and a useful life of 10 years for the pharmaceutical and nutraceutical products licenses included in Note 5 as “Licenses”. A useful life of 10 years is also used for the platforms included in Note 5 as “Software” and the customer base. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. As of March 31, 2026 and December 31, 2025, no revision to the remaining amortization period of the intangible assets was made.

Amortization expense was $234,001 and $218,297 for the three months ended March 31, 2026 and 2025, respectively.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Long-lived Assets, property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. For the three months ended March 31, 2026, and 2025, the Company has recorded no impairment charge.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

Equity Method Investment

For those investments in common stock or in-substance common stock in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, the investment is accounted for under the equity method. The Company records its share in the earnings of the investee and is included in “Equity earnings of affiliate” in the unaudited condensed consolidated statement of operations. The Company assesses its investment for other-than-temporary impairment when events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable and recognizes an impairment loss to adjust the investment to its then current fair value.

Investments in Equity Securities

Investments in equity securities are accounted for at fair value with changes in fair value recognized in net income (loss). Equity securities are classified as short-term or long-term based on the nature of the securities and their availability to meet current operating requirements. Equity securities that are readily available for sale in current operations are reported as a component of current assets on the accompanying condensed consolidated balance sheets. Equity securities that are not considered available for use in current operations would be reported as a component of long-term assets on the accompanying condensed consolidated balance sheets. For equity securities with no readily determinable fair value, the Company elects a measurement alternative to fair value. Under this alternative, the Company measures the investments at cost, less any impairment, and adjusted for changes resulting from observable price changes in transactions for identical or similar investments of the investee. The election to use the measurement alternative is made for each eligible investment.

As of March 31, 2026, investments consisted of 1,667 shares which traded at a closing price of $15.24 per share or value of $25,396 of National Bank of Greece. Additionally, the Company has $8,829 in equity securities of CrediaBank S.A. (formerly Pancreta Bank), which are revalued annually.

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

The following tables presents assets and liabilities that are measured and recognized at fair value as of March 31, 2026 and 2025, on a recurring basis:

	March 31, 2026			Total Carrying
Assets	Level 1	Level 2	Level 3	Value
Marketable securities – National Bank of Greece	$25,396	-	-	$25,396
Digital assets	2,068,645	-	-	2,068,645
	$2,094,041	-	-	$2,094,041

	March 31, 2026			Total Carrying
Liabilities	Level 1	Level 2	Level 3	Value
Convertible notes payable	$-	-	931,693	$931,693
Derivative liability - convertible note	-	-	1,060,230	1,060,230
	$-	-	1,992,193	$1,992,193

	December 31, 2025			Total Carrying
Assets	Level 1	Level 2	Level 3	Value
Marketable securities – National Bank of Greece	$37,163	-	-	$37,163
Digital assets	1,411,084	-	-	1,411,084
	$1,448,247			$1,448,247

	December 31, 2025			Total Carrying
Liabilities	Level 1	Level 2	Level 3	Value
Convertible notes payable	$-	-	2,137,804	$2,137,804
Derivative liability - convertible note	-	-	1,292,198	1,292,198
	$-	-	3,430,002	$3,430,002

Digital assets consist of cryptocurrency holdings measured at fair value using quoted prices on active exchanges and are therefore classified as Level 1 (Note 20). For information regarding convertible notes and derivative liabilities measured at fair value, refer to Note 11 — Convertible Debt.

In addition, ASC 825-10-25, Fair Value Option ("ASC 825-10-25"), expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its qualifying financial instruments other than as described in Note 11 — Convertible Debt.

Our financials also included the following financial instruments as of March 31, 2026 and December 31, 2025: cash, accounts receivable, inventory, prepaid expenses, loans receivable, accounts payable, notes payable and lines of credit. Except for the loans receivable which carry fixed interest rates, the carrying value of the remaining instruments, approximates fair value due to their short-term nature.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

Convertible Promissory Note

As permitted under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments (“ASC 825”), the Company elects to account for its convertible promissory note, which meets the required criteria, at fair value at inception and at each subsequent reporting date. Subsequent changes in fair value are recorded as a component of non-operating loss in the condensed consolidated statements of operations. This election is made on an instrument-by-instrument basis as permitted under ASC 825. The portion of total changes in fair value of the convertible promissory note attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of comprehensive income in the accompanying condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  As a result of electing the fair value option, direct costs and fees related to the convertible promissory note are expensed as incurred.

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

Digital Assets

In December 2023, FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. ASU 2023-08 requires certain crypto assets to be measured at fair value separately on the balance sheet with gains and losses from changes in the fair value reported as unrealized gains or losses in the condensed consolidated statement of income (loss) and comprehensive income (loss) each reporting period. ASU 2023-08 also enhances the other intangible asset disclosure requirements by requiring the name, cost basis, fair value, and number of units for each significant crypto asset holding. The Company adopted ASU 2023-08 during 2025 in conjunction with its initial acquisition of digital assets.

The Company's digital assets are initially recorded at cost and are subsequently measured at fair value as of each reporting period. The Company determines the fair value of its digital assets in accordance with ASC 820, Fair Value Measurement, based on quoted prices in its principal market for Ethereum (Level 1). Changes in fair value are recognized as incurred in the Company's unaudited condensed consolidated statement of operations and comprehensive loss, as “Gain (loss) on digital assets,” within non-operating (income) and expenses, net.

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

March 31, 2026

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

Wholesale revenue and sales of own branded nutraceutical and pharmaceutical products

The Company has contracts or signed partnership forms (usual in the wholesale sector of the pharma industry) with its customers, stipulating the enforceable rights and obligations. The Company is responsible for transferring the goods to the customer’s location, which represents its sole performance obligation. Thus, the transaction price, which is predetermined in most of the products sold, is exclusively allocated to this performance obligation. Revenue is recognized at a single point in time, which is upon issuance of the corresponding sales invoice. The Company has assessed the impact of the items invoiced but not delivered to the customer’s location as of March 31, 2026 and 2025 and deemed that it had no material effect.

Pharma manufacturing

The Company has active contracts with its customers, stipulating the enforceable rights and obligations. The Company is responsible for the manufacturing and the packaging of specific products assigned by its customers, which represents its performance obligations to which the Company allocates the transaction price determined. The customers are responsible for providing the raw materials to the Company. Revenue is recognized over a period of time, which is during the production and packaging period of the respective products. As of March 31, 2026 and 2025 there were no products or batches of products for which the production or packaging phase was in progress.

Medihelm SA

Effective January 1, 2023, and pursuant to the distribution agreement with Medihelm SA ("Medihelm"), the exclusive distributor of the Company's proprietary line of nutraceutical products, the Company determined that the transaction price for sales to Medihelm includes variable consideration. In accordance with ASC 606, Revenue from Contracts with Customers, and specifically ASC 606-10-32-5, the Company applies the "expected value" method to estimate the transaction price, subject to the constraint on variable consideration. This approach was necessitated by the existence of significant overdue receivables from Medihelm, which raised substantial doubt regarding full collectability of the contractual amounts. The Company reassesses the collectability of receivables from the distributor at each reporting date and considers changes in facts and circumstances in determining the amount of revenue that should be constrained.

Based on this assessment, the Company deferred $367,000 of revenue related to sales to Medihelm during the year ended December 31, 2024. Due to significantly limited sales activity with Medihelm and the substantial allowance for doubtful accounts recorded in prior periods, the Company determined that the cumulative revenue constraint was no longer necessary and reversed the $367,000, which was recorded in "Other income (expense), net" in the condensed Consolidated Statements of Operations for the year ended December 31, 2024.

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

During the year ended December 31, 2025, the Company generated approximately $1,700,000 in gross revenue from Medihelm and collected approximately $593,000 in cash. The Company's subsidiaries also recorded an additional allowance of $812,952 on Medihelm's receivables, comprising a provision of $526,562 against Cosmofarm S.A.'s prepayment and checks receivable balances — reflecting a full 100% allowance on a prepayment for which the related goods had not been received as of December 31, 2025, and a partial allowance on the portion of checks receivable not yet cashed — and an incremental bad debt reserve of $286,390 under ASC 326 applied to SkyPharm S.A.'s remaining net trade receivable exposure, reflecting a conservative impairment rate based on historical loss experience and the elevated lifetime expected credit loss profile of the counterparty. Medihelm operates under extended credit terms of approximately ten months, which increases the duration and liquidity risk associated with the receivable.

For the three months ended March 31, 2026, the Company generated revenue of $679,227 from Medihelm and collected $128,553 in cash. Due to the history of limited collectability with this counterparty, the Company reverses revenue recognized from Medihelm to the extent that the related amounts have not been collected within the period, in order to properly monitor and present the net trade receivable balance in accordance with the variable consideration constraint principles of ASC 606. Accordingly, a revenue reversal of $550,674 was recorded for the three months ended March 31, 2026. The cumulative revenue reversal as of March 31, 2026, inclusive of the prior year reversal of $804,697, amounts to $1,331,788.

Management will continue to monitor the customer's payment performance. If collection trends improve during 2026, any corresponding recovery will be recognized as increases to revenue in the period of collection.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

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

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At March 31, 2026, we believe our United Kingdom and Greece deferred tax assets will not be realized, as such, we did not record a reversal on the full valuation approach we followed during the year ended December 31, 2025.

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

March 31, 2026

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

During the year ended December 31, 2025, the Company engaged an actuarial expert and updated the liability based on a new actuarial valuation prepared in accordance with ASC 715, Compensation—Retirement Benefit. As a result, the Company recorded a retirement and termination benefits liability of $383,393 as of December 31, 2025, which is presented as a long-term liability within “Other liabilities” in the Company’s condensed consolidated balance sheets.

No new actuarial valuation was obtained during the three months ended March 31, 2026, as management determined that no significant events or changes in underlying assumptions had occurred that would materially affect the obligation. As of March 31, 2026, the liability remained at $376,271, with any movement during the period attributable solely to foreign currency translation adjustments.

Basic and Diluted Net Loss per Common Share

Basic income per share is calculated by dividing the income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period and, when dilutive, potential shares from stock options and warrants to purchase common stock, using the treasury stock method. In accordance with ASC 260, Earnings Per Share, the following tables reconcile basic shares outstanding to fully diluted shares outstanding for the three-month period ended March 31, 2026 and 2025.

	Three months ended,
	March 31, 2026	March 31, 2025
Weighted average number of common shares outstanding Basic	47,087,621	26,037,608
Potentially dilutive common stock equivalents
Weighted average number of common and equivalent shares outstanding – Diluted	47,087,621	26,037,608

The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	March 31, 2026	March 31, 2025
Warrants	12,926,506	12,926,506
Shares issuable upon conversion of convertible debt	26,890,412	-
Total	39,816,918	12,926,506

Common stock equivalents are included in the diluted income per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

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

ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets

Issued July 30, 2025

The FASB issued ASU 2025-05, introducing a practical expedient and policy election for estimating expected credit losses on current accounts receivable and contract assets arising from ASC 606 contracts. The amendments are effective for annual reporting periods beginning after December 15, 2025, including interim periods, with early adoption permitted. The Company has evaluated the effect of these amendments on its financial position, results of operations and cash flows and concluded that they do not have a material impact.

ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software

Issued September 30, 2025

The FASB issued ASU 2025-06 to modernize the accounting for internal-use software costs and enhance related disclosure requirements. The amendments are effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual reporting periods, with early adoption permitted. The Company is in the process of evaluating the effect of these amendments on its financial position and results of operations.

ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract

Issued September 30, 2025

The FASB issued ASU 2025-07 to expand the derivatives scope exception for certain contracts and clarify the accounting for share-based noncash consideration received from customers in revenue contracts. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual reporting periods, with early adoption permitted. The Company is in the process of evaluating the effect of these amendments on its financial position and results of operations.

ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements

Issued November 24, 2025

The FASB issued ASU 2025-09 to simplify and clarify certain aspects of hedge accounting. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual reporting periods, with early adoption permitted. The Company is in the process of evaluating the effect of these amendments on its financial position and results of operations.

ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities

Issued December 18, 2025

The FASB issued ASU 2025-10 to establish guidance for the recognition, measurement, presentation, and disclosure of government grants received by business entities. The amendments are effective for annual reporting periods beginning after December 15, 2028, including interim periods within those annual reporting periods, with early adoption permitted. The Company is in the process of evaluating the effect of these amendments on its financial position and results of operations.

ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements

Issued December 18, 2025

The FASB issued ASU 2025-11 to clarify interim reporting disclosure requirements and improve the navigability of interim reporting guidance. The amendments are effective for interim reporting periods within fiscal years beginning after December 15, 2027. The Company is in the process of evaluating the effect of these amendments on its financial position and results of operations.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

NOTE 3 – EQUITY METHOD INVESTMENTS

CosmoFarmacy LP

In September 2019, the Company entered into an agreement with an unaffiliated third party to incorporate CosmoFarmacy L.P. for the purpose of providing strategic management consulting services and the retail trade of pharmaceutical products, and OTC to pharmacies. CosmoFarmacy was incorporated with a 30-year term through May 31, 2049. The unaffiliated third party is the general partner (the “GP”) of the limited partnership and is responsible for management and decision-making associated with CosmoFarmacy. The initial share capital was set to EUR 150,000 ($163,080) which was later increased to EUR 500,000 ($543,600). The GP contributed the pharmacy license (the “License”) valued at EUR 350,000 (30-year term) to operate the business of CosmoFarmacy in exchange for a 70% equity ownership. The Company is a limited partner and contributed cash of EUR 150,000 ($163,080) for the remaining 30% equity ownership. CosmoFarmacy is not publicly traded, and the Company’s investment has been recorded using the equity method of accounting. During the 12-month period ended December 31, 2024, the Company determined that its investment in CosmoFarmacy LP was fully impaired and wrote off the entire carrying amount. As the entity is currently dormant and has not published or provided any financial statements, whether audited or unaudited, to substantiate the carrying value of the investment, management concluded that there was no reasonable expectation of recovery. Accordingly, the Company recognized a full impairment loss on the investment, writing off its entire carrying amount. As a result, the Company has determined that the investment no longer holds any recoverable value. The value of the investment as of March 31, 2026 and December 31, 2025, was $0.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Land	$3,697,399	3,767,379
Buildings and improvements	5,027,339	5,302,616
Leasehold improvements	3,789	3,861
Vehicles	242,328	246,914
Furniture, fixtures and equipment	3,209,728	3,375,930
	12,180,583	12,696,700
Less: Accumulated depreciation and amortization	(1,900,380)	(2,117,842)
Total	$10,280,203	10,578,858

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

NOTE 5 – INTANGIBLE ASSETS

Goodwill and intangible, net assets consist of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
License	$8,018,865	$8,180,160
Trade name / mark	355,200	355,200
Customer base	626,397	626,397
Software	1,228,569	1,270,937
	10,229,031	10,432,694
Less: Accumulated amortization & impairment
License	(2,169,476)	(2,063,556)
Trade name / mark	(36,997)	(36,997)
Customer base	(467,484)	(457,259)
Software	(379,760)	(354,884)
Subtotal	7,175,314	7,519,998
Goodwill	49,697	49,697
Total	$7,225,011	$7,569,695

At March 31, 2026, the estimated aggregate amortization expense for intangible assets subject to amortization for each of the succeeding fiscal years is as follows:

Year	Amount
2027	$920,841
2028	921,686
2029	918,023
2030	894,177
2031	885,274
Thereafter	2,280,113
Total	$6,820,114

NOTE 6 – LOAN RECEIVABLE

On October 30, 2021, the Company entered into a ten-year loan agreement with Medihelm S.A. to formalize €4,284,521 ($4,849,221) of prepayments previously made by the Company. The prepayments had been made in connection with the Company’s former parallel export business, pursuant to which Medihelm S.A. supplied branded pharmaceutical products to SkyPharm S.A. As this business activity is no longer operational, the parties entered into the loan agreement to provide for settlement of the outstanding balance. Interest accrues at a rate of 5.5% per annum calculated on a 360-day year basis. Under the terms of the agreement, the Company is entitled to receive 120 equal monthly instalments over the term of the loan. During the three-month period ended March 31, 2026, the Company recognized interest income of €101,749 ($119,061) related to the note receivable. During the three-month period ended March 31, 2026, the Company did not receive any principal or interest payments under the agreement. As of March 31, 2026, management considers the note receivable to be fully recoverable and expects the outstanding balance to become current during the second quarter of 2026.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

NOTE 7 – INCOME TAXES

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the three months ended March 31, 2026, and 2025.

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

As of March 31, 2026, and 2025, the Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily due to a valuation allowance recorded against net deferred tax assets in in the United States and the United Kingdom.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. As of March 31, 2026, and December 31, 2025, the Company has maintained a valuation allowance against all net deferred tax assets in the United States, Greece, and the UK.

For the three months ended March 31, 2026, and 2025, the Company has not recorded any tax benefits/expenses in any jurisdiction where it is subject to income tax.

NOTE 8 – CAPITAL STRUCTURE

On September 30, 2025, the Company amended its Articles of Incorporation to increase the number of authorized shares of capital stock of the Company to 1,500,000,000 shares of Common Stock and 300,000,000 shares of “blank check” Preferred Stock.

Preferred Stock

The Company is authorized to issue 300 million shares of preferred stock, of which 6,000,000 are designated as Series A convertible preferred stock. The preferred stock has a liquidation preference over the common stock and is non-voting. As of March 31, 2026 and December 31, 2025, no preferred shares were issued and outstanding.

Treasury stock

As of March 31, 2026 and December 31, 2025, the Company held 86,497 and 86,497, respectively, shares of our common stock at a cost of $917,159 and $917,159, respectively. Shares of our common stock that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. Cosmos may repurchase shares from time to time through open market purchases in accordance with applicable securities laws and other restrictions. The Company repurchased no shares of our common stock during the three months ended March 31, 2026.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

On January 24, 2023 the Company announced that its Board of Directors has approved a share repurchase program with authorization to purchase up to $3 million of its common stock. Cosmos may repurchase shares from time to time through open market purchases in accordance with applicable securities laws and other restrictions.

Common Stock

The Company is authorized to issue 1,500,000,000 shares of common stock. As of March 31, 2026, and December 31, 2025, the Company had 49,867,750 and 41,153,809 shares of our common stock issued, respectively, and 49,781,253 and 41,067,312 shares outstanding, respectively.

Issuance of Common Stock

During the three-month period ended March 31, 2026 the Company issued an aggregate of 3,985,509 shares of its common stock under its At-the-Market (“ATM”) sales program, pursuant to the Company’s Shelf Registration Statement on Form S-3 (File No. 333-267550). The shares were sold for gross proceeds of $1,832,524 and net proceeds of $1,774,389, after deducting the underwriter’s commissions and other offering expenses.

During the three-month period ended March 31, 2026, the Company issued an aggregate of 2,145,143 shares of its common stock to Mr. Grigorios Siokas, the Company’s Chief Executive Officer, in settlement of outstanding obligations totaling $980,000. The obligations related to unpaid salaries and performance-based bonuses previously accrued and owed to Mr. Siokas. The shares were issued at the fair market value of the Company’s common stock on the respective dates of issuance. The transaction was accounted for as a non-cash settlement of related party liabilities.

During the three-month period ended March 31, 2026, the Company issued an aggregate of 659,172 shares of its common stock upon the conversion of the Company’s July 2025 Convertible Promissory Notes (the “July 2025 Notes”), resulting in the full settlement of the notes. The conversions satisfied total obligations of $237,822, consisting of $225,000 of outstanding principal and $12,822 of accrued interest, in accordance with the conversion terms of the July 2025 Notes. The conversions were completed pursuant to the provisions of the respective note agreements. Further information regarding the May 2025 Notes is included in Note 11 – Convertible Debt.

During the three-month period ended March 31, 2026, the Company issued an aggregate of 874,641 shares of its common stock upon the conversion of the Company’s August 2025 Convertible Promissory Note (the “August 2025 Note”), resulting in the partial settlement of the note. The conversions satisfied aggregate obligations of $298,501 in accordance with the conversion terms of the August 2025 Note ($285,000 of outstanding principal and interest). The conversions and related share issuances were completed pursuant to the provisions of the applicable note agreements. Further information regarding the August 2025 Note is included in Note 11 – Convertible Debt.

During the three-month period ended March 31, 2026, the Company issued an aggregate of 889,620 shares of its common stock upon the conversion of the Company’s June 2025 Convertible Promissory Note (the “June 2025 Note”), resulting in the partial settlement of the note. The conversions satisfied aggregate obligations of $354,348 in accordance with the conversion terms of the June 2025 Note. In addition, the Company issued 159,856 shares of its common stock in satisfaction of accrued default interest obligations totaling $58,347 related to the June 2025 Note. The conversions and related share issuances were completed pursuant to the provisions of the applicable note agreements. Further information regarding the June 2025 Note is included in Note 11 – Convertible Debt.

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

On December 31, 2025, the Company issued 451,385 shares of its common stock pursuant to a debt exchange agreement to fully settle the outstanding promissory note related to the Cloudscreen acquisition. The exchange resulted in the conversion of $293,400 of outstanding debt into equity at an exchange price of $0.65 per share. As the exchange price exceeded the Company’s closing stock price of $0.498 on the exchange date, the Company recognized a gain on debt extinguishment of $68,610 in connection with the transaction. Additional information regarding this obligation is included in Note 12 – Notes Payable.

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

During the period from November 24, 2025 through December 7, 2025, the Company issued an aggregate of 783,430 shares of its common stock upon the conversion of the Company’s May 2025 Convertible Promissory Notes (the “May 2025 Notes”), resulting in the full settlement of the notes. The conversions satisfied total obligations of $327,661, consisting of $310,000 of outstanding principal and $17,661 of accrued interest, in accordance with the conversion terms of the May 2025 Notes. The conversions were completed pursuant to the provisions of the respective note agreements. Further information regarding the May 2025 Notes is included in Note 11 – Convertible Debt.

On September 5, 2025, the Company entered into a marketing services agreement with a third-party advisor, pursuant to which it issued 300,000 shares of its common stock in exchange for stock awareness, investor relations, and digital marketing services. The shares carry full voting rights and vest at a rate of 150,000 shares per month over the 2-month term of the agreement. The fair value of the shares on the issuance date was $0.649 per share, resulting in a total fair value of $194,700. During the year ended December 31, 2025, the Company recognized stock-based compensation expense of $194,700 in the condensed consolidated statements of operations.

On August 5, 2025, the Company issued an additional 500,000 shares of common stock (the “Incentive Stock”) to the lender of the June 9, 2025 secured convertible loan agreement as incentive consideration in connection with the lender’s agreement to subordinate its position to another senior convertible note. The fair value of the Incentive Stock on the issuance date was $0.878 per share, resulting in a total fair value of $439,000. This amount was recognized in “Change in fair value of convertible notes” in the condensed consolidated statement of operations for the year ended December 31, 2025.

On July 24, 2025, the Company entered into a marketing services agreement with a third-party advisor, pursuant to which it issued 169,549 shares of its common stock in exchange for marketing and distribution services. The shares carry full voting rights and vest at a rate of 28,258 shares per month over the 6-month term of the agreement. In accordance with the terms of the agreement, if the Company terminates the arrangement, any unvested shares as of the termination date will be subject to clawback. The fair value of the shares on the issuance date was $0.5898 per share, resulting in a total fair value of $100,000. During the year ended December 31, 2025, the Company recognized stock-based compensation expense of $83,333 in the condensed consolidated statements of operations.

On July 1, 2025, the Company entered into a consulting agreement with a third-party advisor, pursuant to which it issued 240,000 shares of its common stock in exchange for general advisory services. The shares carry full voting rights and vest at a rate of 20,000 shares per month over the 12-month term of the agreement. In accordance with the terms of the agreement, if the Company terminates the arrangement under Section 19 (Termination), any unvested shares as of the termination date will be subject to clawback. The fair value of the shares on the issuance date was $0.3939 per share, resulting in a total fair value of $94,536. During the year ended December 31, 2025, the Company recognized stock-based compensation expense of $39,390 in the condensed consolidated statements of operations.

On June 9, 2025, in connection with the execution of a secured convertible loan agreement with an aggregate principal amount of $1,304,348, the Company issued 326,087 restricted shares of common stock (the “Commitment Stock”) to the lender as additional consideration. The shares were issued at a nominal price of $0.001 per share, were fully vested and nonforfeitable upon issuance, and were not subject to any further service or performance conditions. The fair value of the Commitment Stock on the issuance date was determined to be $0.48 per share, resulting in a total fair value of $156,196. This amount was recognized as other finance costs, included in “Non-cash interest expense” in the condensed consolidated statement of operations for the year ended December 31, 2025.

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

March 31, 2026

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

Prepaid expenses and other current assets – related party

As of March 31, 2026 and December 31, 2025, the Company had a prepaid balance of $5,587,010 and $4,642,853, respectively, to Doc Pharma. A reserve of $104,689 has been recorded against this balance as of March 31, 2026 effectively offsetting it.

The increase in the prepaid balance primarily reflects higher prepayments related to the increased demand for exports in the UAE and other related countries (refer to the “Distribution Agreements” section).

For the three-month period ended March 31, 2026  approximately $4.9 million of the prepayment relates to purchases of inventory pursuant to the CMO agreement signed between the Company and Doc Pharma SA on October 10, 2020; $310,000 relates to the purchase of pharmaceutical and nutraceutical licenses under the May 17, 2021 Research and Development agreement (refer to the “Research and Development agreements” section); and the remaining $403,000 represents the current portion of the Royalty Agreement signed on December 31, 2024 (refer to the “Research and Development agreements” section). The non-current portion of the Royalty Agreement of $806,260 is included in “Other Assets – Related Party” in the Company’s Unaudited Condensed Consolidated Balance Sheets as of March 31, 2026.

The remaining balance of Prepaid Expenses and Other Current Assets – Related Party relates to Panagiotis Kozaris, former General Operational Manager and current employee of Cosmofarm S.A., as further described in this related party disclosure.

Accounts payable and accrued expenses - related party

As of March 31, 2026 and December 31, 2025, the Company had an accounts payable balance to Doc Pharma of $560,793 and $671,148, respectively. The March 31, 2026 balance concerns a trade payable balance that our subsidiary wholesaler, Cosmofarm SA, owes to Doc Pharma SA, concerning purchases of certain pharmaceutical products.

The remaining balance of Accounts Payable and Accrued Expenses – Related Party relates to compensation payable to management as further described in this related party disclosure (“Other Related Parties” section).

Accounts receivable - related party

Additionally, the Company had a receivable balance of $3,359,959 and $3,340,275 from Doc Pharma S.A. as of March 31, 2026, and December 31, 2025, respectively, which concerns trading receivables balances with the Company’s Greek and UK subsidiaries. As of December 31, 2025, a cumulative allowance for doubtful accounts of approximately $1.7 million has been recognized, effectively offsetting this balance.

The remaining balance of Accounts Receivable – Related Party relates to amounts due from Maria Kozari’s wholly owned pharmacy (Maria Kozari is the daughter of Panagiotis Kozaris, a former General Operational Manager and current employee of Cosmofarm S.A.), as further described in this related party disclosure.

Sales and Purchases

During the three-month periods ended March 31, 2026 and 2025, the Company purchased products totaling $183,735 and $300,208, respectively, from Doc Pharma S.A., and sold products totaling $194,010 and $130,362, respectively, to Doc Pharma S.A.

Other Agreements

On October 10, 2020, the Company entered into a contract manufacturer outsourcing (“CMO”) agreement with Doc Pharma whereby Doc Pharma is responsible for the development and manufacturing of pharmaceutical products and nutritional supplements according to the Company’s specifications based on strict pharmaceutical standards and good manufacturing practice (“GMP”) protocols as the National Organization for Medicines of Greece requires. The Company has the exclusive ownership rights for trading and distribution of its own branded nutritional supplements named “Sky Premium Life®”. The duration of the agreement is for five years, however, either party may terminate the agreement at any time giving three-month advance notice. Doc Pharma is exclusively responsible for supplying the raw materials and packaging required to manufacture the final product. However, it is not responsible for potential delays that may arise, concerning their import. Doc Pharma is also obligated to store the raw and packaging materials. The delivery of raw and packaging materials should be purchased at least 30 and 25 days, respectively, before the delivery date of the final product. The Manufacturer solely delivers the finished product to the Company. There is a minimum order quantity (“MoQ”) of 1,000 pieces per product code. Both parties have agreed that the Company will deposit 60% of the total cost upon agreement and assignment and 40% of the total cost including VAT charge upon the delivery date. The prices are indicative and are subject to amendments if the cost of the raw material or the production cost change.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

For the three months ended March 31, 2026 and 2025, the Company has purchased $189,655 and $219,645 respectively, in inventory related to this agreement.

On May 17, 2021, Doc Pharma and the Company entered into a Research and Development (“R&D”) agreement whereby Doc Pharma will be responsible for the research, development, design, registration, copy rights and licenses of 250 nutritional supplements for the final products called Sky Premium Life®. These products will be sold in Greece and abroad. The total cost of this project will be €1,425,000 plus VAT and will be done over three phases as follows: Design & Development (€725,000); Control and Product Manufacturing (€250,000) and Clinical Study and Research (€450,000). SkyPharm has bought a total of as of 81 licenses at value of €554,500 ($593,204) which is 38.91% of the total cost, as of December 31, 2022. During the year ended December 31, 2023, 24 additional licenses were purchased at value of €475,014 ($525,461) and during the year ended December 31, 2024, 60 additional Sky Premium Life licenses were purchased for €710,000 ($734,921). During the three months ended March 31, 2026, no additional licenses were acquired, as the agreement had been terminated on December 31, 2025. However, management intends to enter into an extension of the agreement during the second quarter of 2026.

Purchase of branded pharmaceuticals

On June 28, 2023, the Company approved the purchase of five proprietary and innovative branded pharmaceuticals with significant market presence and material profit contribution from Zakalia Ltd., the parent company of Doc Pharma, for €1,800,000 ($1,965,600). The transaction was settled on a non-cash basis through the reduction, of an equivalent amount, of prepaid expense balances the Company held with Doc Pharma. The purchased branded pharmaceuticals are presented in “Goodwill and intangible assets, net” on the accompanying condensed consolidated balance sheets. During the year ended December 31, 2024, the Company recognized an impairment charge of $160,947 related to two licenses that are no longer expected to be commercialized. The impairment was recorded after management’s assessment determined that the recoverability of these assets was no longer supportable due to changes in market conditions and strategic priorities. No additional impairment charge was recorded within the three and three-month periods ended March 31, 2026.

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

As of March 31, 2026, there were no changes in relation to the loan receivable from Doc Pharma. The outstanding balance remains fully impaired following the allowance for expected credit losses recorded as of December 31, 2025. No additional repayments, interest receipts, or reversals of impairment were recognized during the three-month period ended March 31, 2026.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

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

During the year ended December 31, 2025, given the prolonged period during which no SPA had been executed and the uncertainty surrounding the timing and completion of the share repurchase, management determined that the advance was no longer recoverable with sufficient certainty. Accordingly, the Company recorded a full allowance of $194,215 against the outstanding balance as of December 31, 2025, presented within "General and administrative expenses" in the Unaudited Condensed Consolidated Statements of Operations. Should a cumulative SPA be executed in a subsequent period, the allowance will be reversed at that time to the extent the underlying advance is recovered through the receipt of shares.

As of March 31, 2026, there were no changes in relation to the advance payments made to Panagiotis Kozaris for the future repurchase of shares. No additional payments were made during the three-month period, and no cumulative stock purchase agreement (“SPA”) had been executed. The outstanding balance remains fully impaired following the allowance recorded as of December 31, 2025.

Maria Kozari

Maria Kozari is considered a related party to the Company due to the fact that she is the daughter of Panagiotis Kozaris, a former Operational General Manager and current employee of Cosmofarm S.A.

Accounts Receivable - Related Party

During 2021, the Company, through its subsidiary, Cosmofarm SA, commenced a partnership with a pharmacy called “Pharmacy & More”, owned by Maria Kozari. The transactions with the respective pharmacy were in Cosmofarm’s normal course of business, however, a more flexible credit policy was allowed as the pharmacy was new and needed to be established in the market. During the three-month periods ended March 31, 2026 and 2025 the Company’s net sales to Pharmacy & More amounted to $102,284 and $100,870 respectively. As of March 31, 2026 and December 31, 2025 the Company’s outstanding receivable balance due from the pharmacy amounted to $1,573,315 and $1,721,143, respectively, and are included in “Accounts receivable - related party”, on the accompanying consolidated balance sheets. As of March 31, 2026, a cumulative allowance for doubtful accounts of approximately $834,000 has been recognized, effectively offsetting this balance.

The Company plans to acquire Pharmacy & More within fiscal year 2026. Upon acquisition, the Company intends to offset the outstanding receivable balance with the corresponding purchase price and additionally plans to make Pharmacy & More the first shop-in-shop of its own branded line of nutraceutical products, Sky Premium Life® (SPL).

Other Related Parties

Additionally, the Company has the following material related-party balances as of March 31, 2026: a) a prepaid balance of $149,273 relating to prepaid salaries to Grigorios Siokas, the CEO of the Company, b) a balance of $450,000 relating to unpaid salaries and bonuses due to George Terzis, the CFO of the Company, c) a balance of $14,218 relating to unpaid bonuses due to Nikolaos Bardakis, the COO of the Company. The net payable balance of the above of $314,945 is classified as “Accounts payable and accrued expenses - related party” in the Company’s condensed consolidated balance sheets.

For the three-month period ended March 31, 2026, the Company also accrued $270,000 in salary for the Chief Executive Officer, $30,000 for the Chief Financial Officer, and $23,750 for Board of Directors fees, all in accordance with the respective individual agreements and as approved by the Board of Directors.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

Notes Payable – Related Party

A summary of the Company’s related party notes payable as of March 31, 2026 and December 31, 2025 is presented below:

	March 31, 2026	December 31, 2025

Beginning Balance	$11,971	$10,558
Payments	-	-
Foreign currency translation	(223)	1,413
Ending Balance	$11,748	$11,971

Dimitrios Goulielmos

Dimitris Goulielmos was the Company’s former CEO and a Director of the Company.

On November 21, 2014, the Company entered into an agreement with Dimitrios Goulielmos, as amended on November 4, 2016. Pursuant to the amendment, this loan has no maturity date and is non-interest bearing. As of March 31, 2026 and December 31, 2025, the Company had a principal balance of €10,200 ($11,748) and €10,200 ($11,971), respectively.

The above balances are adjusted for the foreign currency rate as of the balance sheet date.

Loans Payable – Related Party

A summary of the Company’s related party loans payable as of March 31, 2026 and December 31, 2025 is presented below:

	March 31, 2026	December 31, 2025

Beginning balance	$-	$6,194
Proceeds	-	-
Set-offs	133,609	774,371
Payments	(133,609)	(781,394)
Foreign currency translation	-	829
Ending balance	$-	$-

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

Grigorios Siokas

From time to time, Grigorios Siokas loans the Company funds in the form of non-interest bearing, no-term loans. As of March 31, 2026 and December 31, 2025 the Company had an outstanding principal balance under these loans of $0 and $0, respectively.

The above balances are adjusted for the foreign currency rate as of the balance sheet date.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, promoter, beneficial owner of more than five percent of our common stock, or any family members of such persons, other than compensation arrangements for officers and members of the Board of Directors, which are annually approved by the Board of Directors. For related balances, please refer to the “Other Related Parties” section above.

NOTE 10 – LINES OF CREDIT

A summary of the Company’s lines of credit as of March 31, 2026 and December 31, 2025 is presented below:

	March 31, 2026	December 31, 2025
National	$5,330,528	$6,516,307
Alpha	960,926	946,426
Credia Bank SA	1,104,034	1,232,875
EFG	460,720	482,076
Ending balance	$7,856,208	$9,177,684

The Company has three lines of credit with the National Bank of Greece, which are renewed annually. The three lines have interest rates of 6.00% (the "National Bank LOC"), 3.6% (the "COSME 2 Facility"), and 3.6% plus the three-month Euribor rate and any contributions currently in force by law on certain lines of credit (the "COSME 1 Facility").

The maximum borrowing allowed for the 6% line of credit was $5,759,000 and $5,868,000 as of March 31, 2026 and December 31, 2025, respectively. During the year ended December 31, 2025, the Company increased the maximum borrowing capacity under this line of credit. This amendment was executed to enhance financial flexibility and support the Company’s operational and strategic initiatives. The outstanding balance of the facility was $4,360,995 and $5,463,862, as of March 31, 2026 and December 31, 2025, respectively.

The cumulative maximum borrowing allowed for the COSME 1 Facility and COSME 2 Facility (collectively, the "Facilities") was $1,151,800 and $1,173,600 as of March 31, 2026 and December 31, 2025, respectively. The outstanding balance of the Facilities was $907,628 and $895,987 as of March 31, 2026 and December 31, 2025, respectively.

The Company maintains a line of credit with Alpha Bank of Greece ("Alpha LOC"), which is renewed annually and has a current interest rate of 6.00%. The maximum borrowing allowed was $1,151,800 and $1,173,600 as of March 31, 2026 and December 31, 2025, respectively. The outstanding balance of the Alpha LOC was $960,926 and $946,226, as of March 31, 2026 and December 31, 2025, respectively.

The Company holds a line of credit with CrediaBank S.A. (formerly Pancreta Bank, renamed following its merger with Attica Bank during 2025) which is renewed annually and has a current interest rate of 4.49%. The maximum borrowing allowed as of March 31, 2026 and December 31, 2025 was $1,727,700 and $1,760,400, respectively. The outstanding balance of the CrediaBank LOC as of March 31, 2026 and December 31, 2025, was $198,142 and $309,839, respectively.

The Company maintains a line of credit with EGF ("EGF LOC"), which is renewed annually and has a current interest rate of 4.49% plus 3-month Euribor. The maximum borrowing allowed as of March 31, 2026 and December 31, 2025, was $460,720 and $469,440, respectively. The outstanding balance of the EFG LOC as of March 31, 2026 and December 31, 2025 was $460,720 and $482,076 respectively.

On January 27, 2025, the Company entered into a bond loan agreement with CrediaBank S.A. (formerly Attica Bank, renamed following its merger with Pancreta Bank during 2025), providing for maximum borrowings of up to €2,200,000 ($2,357,120). Under the terms of the facility, the Company received initial proceeds of €700,000, which were classified as Notes Payable. The remaining borrowing capacity of €1,500,000 is available on a revolving basis, subject to qualifying checks receivable as collateral, classified as Lines of Credit. The facility bears interest at a floating rate of 2.95% plus the applicable 6-month Euribor, recalculated periodically in accordance with market conditions. The loan agreement includes standard covenants and collateral arrangements customary for this type of facility. The loan is further secured by a preliminary mortgage of €2,640,000 ($3,040,752) registered on Company’s owned warehouse facilities. The maximum borrowing available under the CrediaBank LOC as of March 31, 2026 and December 31, 2025 was $1,727,700 and $1,760,400, respectively. The outstanding balance as of March 31, 2026 and December 31, 2025 was $905,891 and $923,036, respectively.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

Under the aforementioned line of credit agreements, the Company is required to maintain certain financial ratios and covenants. As of March 31, 2026, and December 31, 2025, the Company was in compliance with these ratios and covenants.

All lines of credit are guaranteed by customer receivable checks, which are a type of factoring in which postponed customer checks are assigned by the Company to the bank, in order to be financed at an agreed upon rate.

Interest expense on the Company’s outstanding lines of credit balances for the three months ended March 31, 2026 and 2025, was $60,811 and $79,663, respectively.

NOTE 11 – CONVERTIBLE DEBT

A summary of the Company’s convertible debt during the 3-month period ended March 31, 2026 and the year ended December 31, 2025 is presented below:

	March 31, 2026	December 31, 2025

Beginning balance convertible notes	$10,137,804	$-
Issuance of new convertible notes	-	9,839,348
Fair value adjustment	(626,493)	608,456
Payments	-	-
Conversion to common stock	(864,348)	(310,000)
Subtotal notes	8,646,963	10,137,804
Unamortized debt discount	(3,214,726)	(3,732,226)
Convertible note payable, net of fair value adjustment and unamortized debt disc	5,432,237	6,405,578
Convertible Notes payable – long-term	4,785,274	4,267,774
Convertible Notes payable - short-term	$646,963	$2,137,804

As permitted under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments (“ASC 825”), the Company elects to account for its convertible promissory note, which meets the required criteria, at fair value at inception and at each subsequent reporting date. Subsequent changes in fair value are recorded as a component of non-operating loss in the condensed consolidated statements of operations. This election is made on an instrument-by-instrument basis as permitted under ASC 825. The portion of total changes in fair value of the convertible promissory note attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of comprehensive income in the accompanying condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As a result of electing the fair value option, direct costs and fees related to the convertible promissory note are expensed as incurred.

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

March 31, 2026

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

Due to certain embedded features within the May and July 2025 Notes, the Company elected to account for the May and July 2025 Notes and all the embedded features at fair value at inception. Subsequent changes in fair value are recorded as a component of non-operating income (loss) in the condensed consolidated statements of operations. As a result of electing the fair value option, $23,100 of direct costs and fees related to the issuance of the May 2025 Notes were expensed immediately. There were no direct costs and fees related to the issuance of the July 2025 Notes.

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

During the three-month period ended March 31, 2026, the Company issued an aggregate of 659,172 shares of its common stock upon the conversion of the Company’s July 2025 Convertible Promissory Notes (the “July 2025 Notes”), resulting in the full settlement of the notes. The conversions satisfied total obligations of $237,822, consisting of $225,000 of outstanding principal and $12,822 of accrued interest, in accordance with the conversion terms of the July 2025 Notes.

For the year ended December 31, 2025, the Company recorded a loss of $52,425 related to the change in fair value of the July 2025 Notes, recognized in “Change in fair value of convertible notes” in the condensed consolidated statements of operations. The loss includes the July 2025 Notes, which were fully converted during the first quarter of 2026. The Company measured the fair value of the common stock issued at each respective conversion date, and the related profit and loss impact, including amounts associated with the fair value of the July Notes as of March 31, 2026, was recognized in the statement of operations.

Interest expense on the July 2025 Notes totaled $1,897 for the three months ended March 31, 2026, and is included within Interest expense in the condensed consolidated statement of operations.

June 2025 Convertible Promissory Note

On June 9, 2025 the Company issued a secured convertible promissory note (the “June 2025 Note”) to an investor. The June 2025 Note has a principal amount of $1,304,347.83 and was issued with an 8% original issue discount. As a result the Company received proceeds of $1,200,000 from the investor in exchange for the June 2025 Note. Interest accrues at a rate of 18% per annum on the June 2025 Note, however, the first three months of interest accrue on the June 2025 Note immediately. The June 2025 Note has a maturity date of June 9, 2026. The June 2025 Note is convertible into common stock at a conversion price of $0.40 per share.

Due to certain embedded features within the June 2025 Note, the Company elected to account for the June 2025 Note and all the embedded features at fair value at inception. Subsequent changes in fair value are recorded as a component of non-operating income (loss) in the condensed consolidated statements of operations. As a result of electing the fair value option, $274,783 of direct costs and fees related to the issuance of the June 2025 Note were expensed immediately.

The fair value of the convertible notes was estimated using a Monte Carlo simulation model. Significant assumptions included a stock price of $0.32, expected annualized volatility of 66.8%, risk-free interest rate of 3.70%, dividend yield of 0%, and a discount rate of 25.0%. The simulation used a one-year forecast horizon with 52 weekly steps and 50,000 trials. Event assumptions included a 5% probability of prepayment, 10% probability of a qualified financing event, 80% probability of payment at maturity (June 29, 2026), and 5% probability of default (assumed June 9, 2026), with a valuation date of March 31, 2026.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

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

During the three-month period ended March 31, 2026, the Company issued an aggregate of 889,620 shares of its common stock upon the conversion of the Company’s June 2025 Convertible Promissory Note (the “June 2025 Note”), resulting in the partial settlement of the note. The conversions satisfied aggregate obligations of $354,348 in accordance with the conversion terms of the June 2025 Note. In addition, the Company issued 159,856 shares of its common stock in satisfaction of accrued default interest obligations totaling $58,347 related to the June 2025 Note.

For the three and three months ended March 31, 2026 the Company recorded a gain of $461,735, related to the change in fair value of the June 2025 Note which was recognized within change in fair value of the convertible notes in the condensed consolidated statements of operations.

Interest expense on the June 2025 Note totaled $44,917 for the three months ended March 31, 2026, and is included within Interest expense in the condensed consolidated statement of operations.

August 2025 Convertible Promissory Note

On August 5, 2025 the Company issued a senior secured convertible promissory note (the “August 2025 Note”) to an investor. The August 2025 Note has a principal amount of $8,000,000, an original issue discount of $720,000 and incurs interest at a rate of 9% per annum. Interest is payable in shares of common stock or in cash, at the Company’s election. The August 2025 Note may be converted by the investor at any time following issuance into shares of the Company’s common stock. The conversion price is set as the lower of $1.05 or a market price, equal to 92% of the lowest daily VWAP during the ten preceding trading days immediately preceding the conversion date. The terms of the August 2025 Note stipulate certain covenants, including commencing on March 31, 2026, on the final day of each fiscal quarter, the Company shall have an available cash and cash equivalents balance of at least $400,000.

The Company identified certain embedded features within the August 2025 Note that were required to bifurcated as derivative liabilities in accordance with ASC 815-40. Upon issuance, the Company recognized the fair value of the derivative liability of $2,817,218 which was included as a debt discount. Subsequent changes in the fair value of the derivative liability are recorded as a component of non-operating income (loss) in the condensed consolidated statements of operations. Upon issuance, the Company capitalized $736,250 of direct costs and fees related to the issuance of the August 2025 Notes as additional debt discount which are amortized over the life of the August 2025 Note.

During the three-month period ended March 31, 2026, the Company issued an aggregate of 874,641 shares of its common stock upon the conversion of the Company’s August 2025 Convertible Promissory Note (the “August 2025 Note”), resulting in the partial settlement of the note. The conversions satisfied aggregate obligations of $298,501 in accordance with the conversion terms of the August 2025 Note ($285,000 of outstanding principal and interest).

In connection with the conversions during the three-month period ended March 31, 2026, the Company recognized a conversion loss of approximately $169,829 related to the excess of the fair value of the shares issued over the carrying value of the converted obligations under the August 2025 Note. The conversion loss was classified within change in fair value of convertible notes in the accompanying condensed consolidated statements of operations.

For the three ended March 31, 2026 the Company recorded a gain of $231,968 related to the change in fair value of the derivative liability which was recognized in change in fair value of convertible notes in the condensed consolidated statements of operations.

Interest expense on the August 2025 Note totaled $567,625 for the three and three months ended March 31, 2026, comprised of $177,275 for the amortization of debt discount and $390,350 for coupon interest.

The following table presents the change in fair value of the derivative liability for the periods identified:

Balance, January 1, 2026	$1,292,198
Change in fair value of the derivative liability	(231,968)
Balance, March 31, 2026	$1,060,230

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

NOTE 12 – NOTES PAYABLE

A summary of the Company’s third-party debt as of and for period ended March 31, 2026, and the year ended December 31, 2025 is presented below:

March 31, 2026	Trade Facility	Third Party	COVID Loans	Total
Beginning balance, December 31, 2025	$1,232,280	2,394,203	148,854	3,775,337
Payments	-	(251,778)	(2,788)	(254,566)
Foreign currency translation	(22,890)	(44,473)	(2,811)	(70,274)
Ending balance, March 31, 2026	1,209,390	2,097,952	143,255	3,450,597
Notes payable - long-term	-	(1,268,835)	(70,188)	(1,339,023)
Notes payable - short-term	$1,209,390	829,117	73,067	2,111,574

December 31, 2025	Trade Facility	Third Party	COVID Loans	Total
Beginning balance, January 1, 2025	1,397,385	2,557,023	154,505	4,108,913
Proceeds	-	2,328,190	-	2,328,190
Payments	(352,080)	(2,563,444)	(23,467)	(2,938,991)
Debt exchanges	-	(293,400)	-	(293,400)
Recapitalization of debt	-	25,000	-	25,000
Foreign currency translation	186,975	340,834	17,816	545,625
Ending balance, December 31, 2025	1,232,280	2,394,203	148,854	3,775,337
Notes payable – long-term	-	(1,514,379)	(69,684)	(1,584,063)
Notes payable - short-term	1,232,280	879,824	79,170	2,191,274

Our outstanding debt as of March 31, 2026 is repayable as follows:

March 31, 2026
2027	$2,111,574
2028	703,758
2029	413,824
2030	221,441
2031 and thereafter	-
Total debt	3,450,597
Less: notes payable - current portion	(2,111,574)
Notes payable - long term portion	$1,339,023

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

Trade Facility Agreements

On May 12, 2017, SkyPharm entered into a Trade Finance Facility Agreement (the “TFF”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”) as amended on November 16, 2017, and May 16, 2018.

No principal repayments were made during the three-month period ended March 31, 2026. As of March 31, 2026, the Company had an outstanding principal balance of €1,050,000 ($1,209,390), which is fully classified as “Notes Payable” in the Company’s unaudited condensed consolidated balance sheets.

June 23, 2020 Debt Agreement

On June 23, 2020, the Company’s subsidiary, Cosmofarm, entered into an agreement with the National Bank of Greece S.A. (the “Bank”) to borrow up to €500,000 ($611,500). The note had a maturity date of 60 months from the date of the first disbursement, including a grace period of nine months. The outstanding balance was €0 ($0) as of March 31, 2026, and December 31, 2025, respectively, following the full repayment of the remaining principal balance of €88,235 ($103,553) during the year ended December 31, 2025.

November 19, 2020 Debt Agreement

On November 19, 2020, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($611,500). The note matures on November 18. The principal is to be repaid in 18 quarterly installments of €27,778 ($30,333 During the three months ended March 31, 2026, there were no repayments related to this note, as the outstanding principal balance was fully repaid during 2025. As of March 31, 2026, the outstanding principal balance was €0 ($0), compared to €0 ($0) as of December 31, 2025.

July 30, 2021 Debt Agreement

On July 30, 2021, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($568,850). During the three-month period ended March 31, 2026, the Company repaid €29,834 ($34,363) of the principal balance. As of March 31, 2026 and December 31, 2025, the outstanding principal balance was €60,511 ($69,697) and €90,345 ($106,029), respectively, and accrued interest related to the note amounted to €1,336 ($1,539) and €20,038 ($23,517), respectively, all of which was classified as “Notes payable” on the accompanying unaudited condensed consolidated balance sheets.

June 9, 2022 Debt Agreement

On June 9, 2022, the Company entered into an agreement with a third-party lender in the principal amount of €320,000 ($335,008). During the three-month period ended March 31, 2026, the Company repaid €20,000 ($23,036) of the principal balance. As of March 31, 2026 and December 31, 2025, the Company had accrued interest of €2,106 ($2,425) and €4,262 ($5,002), respectively, and outstanding principal balances of €80,000 ($92,144) and €100,000 ($117,360), respectively, all of which was classified as “Notes payable” on the unaudited accompanying condensed consolidated balance sheets.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

July 14, 2023 Debt Agreement

On July 14, 2023, the Company entered into an agreement with a third-party lender in the principal amount of €1,000,000 ($1,123,700), the “Note”. During the three-month period ended March 31, 2026 the Company repaid €54,317 ($62,562) of the principal. As of March 31, 2026 and December 31, 2025 the Company has accrued interest of €15,443 ($17,787) and €19,879 ($23,330) and an outstanding balance of €543,167 ($625,619) and €597,483 ($701,206), of which $250,069 is classified as “Notes payable” on the accompanying unaudited condensed consolidated balance sheets as of March 31, 2026.

Cloudscreen Promissory Note

On January 23, 2024, the Company completed the acquisition of Cloudscreen, an AI-powered drug repurposing platform, for total consideration of $637,080, consisting of 280,000 shares of the Company’s common stock and a promissory note of $317,880. During the year ended December 31, 2025, the Company repaid $22,421 of the outstanding balance, and the remaining balance of $293,400 was converted into shares of the Company’s common stock pursuant to a debt exchange agreement, resulting in a gain on extinguishment of debt of $68,610. As of March 31, 2026 and December 31, 2025, there was no outstanding balance related to this obligation.

July 29, 2024 Debt Agreement

On July 29, 2024 the Company entered into an agreement with a third-party lender in the principal amount of €400,000 ($432,760), the “Note”. During the three-month period ended March 31, 2026, the Company repaid principal of €44,444($51,191). As of March 31, 2026, and December 31, 2025, the Company had an outstanding balance of €311,111 ($358,338) and €355,556 ($417,080), respectively, of which $102,382 is classified as “Notes payable” on the accompanying unaudited condensed consolidated balance sheets as of March 31, 2026. The Company also had accrued interest of $5,412 as of March 31, 2026 and $7,932 as of December 31, 2025.

December 20, 2024 Debt Agreement

On December 20, 2024 the Company entered into an agreement with a third-party lender in the principal amount of €400,000 ($414,040), the “Note”. During the three-month period ended March 31, 2026, the Company repaid no principal. As of March 31, 2026, and December 31, 2025 the Company has accrued interest of €4,135 ($4,763) and €7,728 ($9,070), respectively, and an outstanding balance of € 266,667 ($307,147) and €266,667 ($312,960), of which $153,573 is classified as “Notes payable” on the accompanying unaudited condensed consolidated balance sheets as of March 31, 2026.

January 27, 2025 Debt Agreement

On January 27, 2025, the Company entered into a bond loan agreement with Attica Bank, providing for maximum borrowings of up to €2,200,000 ($2,357,120). Under the terms of the facility, the Company received initial proceeds of €700,000 ($821,520), while the remaining borrowing capacity of €1,500,000 ($1,619,400) is available on a revolving basis subject to the provision of qualifying checks receivable as security for each drawing. The facility bears interest at a floating rate of 2.95% plus the applicable 6-month Euribor. During the three-month period ended March 31, 2026, the Company repaid €70,000 ($80,626) of the principal balance. As of March 31, 2026 and December 31, 2025, the Company had accrued interest of €36,557 ($42,106) and €28,702 ($33,685), respectively, and outstanding principal balances of €560,000 ($645,008) and €630,000 ($739,368), respectively, of which $161,252 is classified as “Notes payable” on the accompanying unaudited condensed consolidated balance sheets as of March 31, 2026. The loan is secured by a preliminary mortgage of €2,640,000 ($3,040,752) registered on the Company’s owned warehouse facilities.

May 29, 2025 Debt agreement

On May 29, 2025, the Company entered into a business loan agreement with a third-party lender in the principal amount of $525,000. The Note carried debt issuance fees of $25,000, which are being amortized over the life of the loan, and bore fixed total interest of $231,000, accrued evenly over the term and payable together with principal installments. The loan was scheduled to be fully repaid by December 15, 2025 through weekly installments, and during the year ended December 31, 2025 the Company made aggregate principal and interest repayments totaling $756,000, resulting in a zero outstanding balance as of December 31, 2025 and March 31, 2026.

COVID-19 Loans

On May 12, 2020, the Company’s wholly owned subsidiary, SkyPharm SA, was granted a loan from the Greek government in the amount of €300,000 (approximately $366,900). During the three-month period ended March 31, 2026, no principal repayments were made. As of March 31, 2026, and December 31, 2025 the Company has an outstanding balance of 87,500 ($100,783) and 87,500 ($102,690), of which $30,595 is classified as “Notes payable” on the accompanying unaudited condensed consolidated balance sheets as of March 31, 2026.

On June 24, 2020, the Company’s subsidiary, Decahedron, received a loan £50,000 ($68,310) from the UK government. As of March 31, 2026, and December 31, 2025 the Company has an outstanding balance of £32,215 ($42,472) and £34,330 ($46,164), all of which is classified as “Notes payable” on the accompanying unaudited condensed consolidated balance sheets as of March 31, 2026.

None of the above loans were made by any related parties.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

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

Operating Leases

The Company’s weighted-average remaining lease term relating to its operating leases is 0.81 years, with a weighted-average discount rate of 6.74%.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of March 31, 2026:

Maturity of Operating Lease Liability
2027	$212,727
2028	208,369
2029	146,674
2030 and thereafter	156,531
Total undiscounted operating lease payments	$724,301
Less: Imputed interest	(56,325)
Present value of operating lease liabilities	$667,976

The Company incurred lease expense, due to amortization of operating lease right-of-use assets, of $74,117 and $60,668, which was included in “General and administrative expenses,” for the three months ended March 31, 2026 and 2025, respectively.

Finance Leases

The Company’s weighted-average remaining lease term relating to its finance leases is 0.17 years, with a weighted-average discount rate of 6.74%.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s finance leases as of March 31, 2026:

Maturity of Lease Liability
2027	$1,918
Total undiscounted finance lease payments	$1,918
Less: Imputed interest	(11)
Present value of finance lease liabilities	$1,907

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

The Company had financing cash flows used in finances leases of $1,948 and $5,398 for the three months ended March 31, 2026 and 2025, respectively.

The Company incurred interest expense on its finance leases of $43 and $195 which was included in “Interest expense”, for the three months ended March 31, 2026, and 2025, respectively. The Company incurred amortization expense on its finance leases of $1,659 and $4,603 which was included in “Depreciation and amortization expense,” for the three months ended March 31, 2026 and 2025, respectively.

NOTE 14 – OTHER LIABILITIES

As of March 31, 2026 the Company’s other liabilities primarily consist of obligations to local tax authorities, payroll taxes, fines, and other miscellaneous liabilities.

The significant components of other liabilities are as follows:

•

The Company’s Greek subsidiaries have $2,928,951 and $3,618,875 in settled tax liabilities as March 31, 2026 and December 31, 2025, respectively, which are payable in installments to the tax authorities.

•

Payroll and other tax-related current liabilities amount to $2,693,530 and $2,570,839 as of March 31, 2026 and December 31, 2025, respectively, and represent obligations due to tax authorities within the next 12 months.

•

A provision of $666,358 has been recorded for potential tax liabilities related to the unaudited tax years of SkyPharm S.A., in accordance with ASC 450-20, as the Company has assessed that a loss is probable and reasonably estimable.

•	A provision of $376,271 has been recognized for staff leaving compensation, based on actuarial valuations performed in accordance with ASC 715-30 (Defined Benefit Plans – Pension).

•

Customer prepayments totaling $1,533,027 and $912,331 as of March 31, 2026 and December 31, 2025, respectively, are included in “Other Current Liabilities” in accordance with ASC 606-10-45-2 (Revenue Recognition – Contract Liabilities). Approximately $1.3 million of the March 31, 2026 balance relates to deferred revenue recorded in connection with uncollected amounts from Medihelm S.A., the Company’s exclusive distributor of its branded nutraceutical products in Greece.

Liabilities that are due within 12 months from the balance sheet date are classified under “Other Current Liabilities. “Obligations that extend beyond 12 months are classified as “Other Non-Current Liabilities.”

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of March 31, 2026, the following proceedings were pending. None is expected to have a material financial or operational impact upon the Company.

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

All above claims have been classified under “Other assets” within non-current assets in the Company’s consolidated balance sheets as of March 31, 2026.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

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

On April 28, 2025, the Company entered into a settlement agreement with a former employee, acknowledging its obligation to pay €62,500 ($83,719) gross (€62,250 net after applicable severance tax) as termination compensation in nine scheduled installments from April to December 2025, with any additional tax, social security, or other charges to be borne solely by the Company; upon timely and full payment of all installments, the former employee agreed to accept the settlement and confirm the lawfulness and validity of the February 23, 2018 termination. As of March 31, 2026, the Company had not executed the last three installments, resulting in an outstanding balance of €24,208 ($27,883). The two remaining installments expected to be settled by the end of the second quarter of 2026.

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

DA Melissotopi Ltd v. Cana Laboratories SA

In July 2025, plaintiff filed a lawsuit against Cana Laboratories SA before the Single-Member First Instance Court of Athens, asserting claims of approximately €17,868 ($20,970) related to storage and safekeeping fees, custodial and maintenance services, and electronic platform management. The hearing is currently estimated to be scheduled in 2027. Based on the assessment of legal counsel, a significant portion of the claim is expected to be dismissed as inadmissible, with maximum estimated exposure of approximately €4,000 ($4,607).

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

Tax Assessments — SkyPharm S.A.

In February 2026, the Greek tax authorities issued corrective assessments against the Company's subsidiary SkyPharm S.A. relating to corporate income tax for fiscal years 2017 and 2018 and VAT for fiscal year 2018, aggregating approximately €955,430 ($1,100,464) plus statutory interest. The Company has appealed the assessments through the applicable administrative process and based on the advice of legal counsel, believes it has strong grounds for a favorable resolution on both procedural and substantive grounds.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

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

On July 24, 2025, the Company entered into a marketing services agreement with a third-party advisor, pursuant to which it issued 169,549 shares of its common stock in exchange for marketing and distribution services. The shares carry full voting rights and vest at a rate of 28,258 shares per month over the 6-month term of the agreement. In accordance with the terms of the agreement, if the Company terminates the arrangement, any unvested shares as of the termination date will be subject to claw back. The fair value of the shares on the issuance date was $0.5898 per share, resulting in a total fair value of $100,000. For the three-month period ended March 31, 2026, the Company recorded share-based compensation expense of $16,667 related to this agreement.

On November 21, 2023, the Company entered into certain consulting agreements with four third-party consultants for the provision of a variety of services such as digital marketing, advisory services relating to target acquisitions and M&As and other additional services as described in the respective agreements. The agreements have duration from ten to 18 months and the consultants will solely receive stock consideration for the services rendered. More precisely, they have been awarded a total of 970,000 shares of the Company’s common stock valued at a total of $999,100 based on the fair value of the Company’s common stock as of the agreements’ date. On September 17, 2024 the terms of two out of the four aforementioned consulting agreements were extended and the consultants received additional 440,000 shares as complementary compensation for the extended services to be provided. The additional stock-based consideration was valued at a total of $501,600 based on the fair value of the Company’s common stock as of the agreement’s date. For the three-month period ended March 31, 2026, the Company recorded share-based compensation expense of $39,900 related to these agreements.

On July 1, 2024 the Company entered into a consulting agreement with a third-party consultant for the provision of a variety of services such as preparation of press releases and other publications, relationship management and other additional services as described in the respective agreement. The agreement has a duration of 16 months, and the consultant will solely receive stock consideration for the services rendered. More precisely, they have been awarded a total of 240,000 shares of the Company’s common stock valued at a total of $264,000 based on the fair value of the Company’s common stock as of the agreements’ date. On July 1, 2025, the Company entered into a new consulting agreement with the above third-party advisor, pursuant to which it issued 240,000 shares of its common stock in exchange for general advisory services. The shares carry full voting rights and vest at a rate of 20,000 shares per month over the 12-month term of the agreement. In accordance with the terms of the agreement, if the Company terminates the arrangement under Section 19 (Termination), any unvested shares as of the termination date will be subject to claw back. The fair value of the shares on the issuance date was $0.3939 per share, resulting in a total fair value of $94,536. For the three-month period ended March 31, 2026, the Company recorded share-based compensation expense of $23,634 related to these agreement.

The corresponding stock-based compensation expense is accrued evenly over the term of the agreements. For the three months ended March 31, 2026 and 2025 the Company has recorded $80,201 and $245,310, respectively, as stock-based compensation for the above agreements, classified as “General and administrative expenses” in the Company’s consolidated statements of operations and comprehensive Income (loss).

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

Research and Development Agreements

The Company entered into a Research & Development agreement with Doc Pharma S.A. on May 17, 2021. Under this agreement, Doc Pharma is responsible for the research, development, design, registration, copy rights and licenses of 250 nutritional supplements for the final products called Sky Premium Life®. More specifically, Doc Pharma is responsible for the product development and the Company has added 165 of such products codes in its portfolio as of March 31, 2026. The licenses purchased by Doc Pharma SA are capitalized and included in “Goodwill and intangible assets, net” of the Company’s Unaudited Condensed Consolidated Balance Sheets as of March 31, 2026. Thus, no relevant R&D expense had been charged to the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive income (Loss), concerning this agreement.

On June 25, 2022, the Company signed a research and development (“R&D”) agreement with a third party (CloudPharm PC), through which the Company assigned to the third party the development of new products and services in the field of health, focusing on the human intestinal microbiome. The project includes two phases. Phase 1 has a 20-month duration and its cost amounts to EUR 758,000 ($838,450) and phase 2, has a 22-month duration and a cost of EUR 820,000 ($907,084). The amount will be due and payable upon completion of the corresponding phases. The Company records the corresponding R&D expense based on the project’s progress, which is invoiced by the third party in the relevant period. For the 3-month period ended March 31, 2026, the Company incurred no costs relating to this agreement.

On January 23, 2024, the Company completed the acquisition of Cloudscreen, a cutting-edge Artificial Intelligence (AI) powered platform. The acquisition is pursuant to the purchase agreement announced on October 11, 2023. Cloudscreen is a multimodal platform specialized in drug repurposing, a process that involves uncovering new target proteins or indications for existing drugs for use in treating different diseases. The total purchase price amounted to $637,080 incorporating both cash and stock consideration the platform is included in “Goodwill and intangible assets, net” in the Company’s condensed Consolidated Balance Sheets.

On December 3, 2024, the Company and the National Hellenic Research Foundation (NHRF) (Contractor) signed a Research Study Agreement. NHRF will conduct an in vitro study to support modifications to an invention, pursuant to the prior agreement involving CloudPharm PC (signed on June 15, 2022). NHRF ensures scientific rigor, provides updates, and maintains confidentiality. Cosmos Health provides necessary support and documentation. Rights to the research protocol belong to CloudPharm PC, NHRF, and Cosmos Health, while NHRF retains control over its methodologies. NHRF cannot publish findings without Cosmos Health’s approval and cannot use the study for other purposes. The total fee to be paid by the Company amounts to €60,000 plus VAT, payable in three installments. For the three-month period ended March 31, 2026, the Company incurred no fee concerning this agreement.

On December 6, 2024, the Company signed an Independent Contractor Agreement with a third-party contractor (the “Contractor”). The Contractor will provide oncology research and development services exclusively to the Company. The contract lasts three years (December 5, 2024 – December 5, 2027) and may be extended by mutual agreement. The Company may terminate the contract immediately for specific causes, including felony conviction, fraud, or loss of medical license. Either party may terminate the contract with 30 days' written notice. Certain compensation obligations will remain even after termination. The monthly consideration to be paid to the Contractor is based on the commencement of the Clinical Trials and New Drugs Applications and additional cash and stock consideration is payable based on certain milestones. None of the milestones were met as of March 31, 2026, and thus the Company has incurred no expenses as of the end of the period.

On December 31, 2025, the Company signed an agreement with a related party, DocPharma SA (the “Licensor”), through which the Company obtained a royalty-bearing, exclusive worldwide license to actively commercialize the patents owned by the Licensor, through research and preclinical and clinical trials for the useful life of the patents, or for 20 years, whichever is longer. The patents, filed in 2016 and 2017 respectively, cover innovative treatments for cancer. The terms of the agreement include an initial payment of EUR 500,000 due by the end of 2024, followed by fixed annual payments of EUR 350,000 during the five-year Start-Up Term from 2025 to 2030. After the Start-Up Term, the Company will pay a 1.5% royalty on annual net sales of licensed products covered by an issued patent. Moreover, the Company retains an optional buy-out right for a total amount of EUR 7,500,000, which can be exercised with 60 days' notice and a 60-day close period. The Company also has the right to sublicense the patents For the three-month period ended March 31, 2026, the Company did not incur any royalties under this agreement.

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

On April 3, 2023, the Company approved incentive stock awards for the CFO, certain officers and directors and other employees of the Company. The awards are in the form of restricted stock and will vest in two parts: 50% on October 2, 2023 and 50% on October 2, 2024. As of March 31, 2026, no shares remained reserved and available for future issuance under the Company's 2022 Plan.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

On August 21, 2023, the Board adopted, subject to stockholder approval, the Cosmos Health Inc. 2023 Omnibus Equity Incentive Plan (the “2023 Plan”). The 2023 Plan is designed to enable the flexibility to grant equity awards to our officers, employees, non-employee directors and consultants and to ensure that we can continue to grant equity awards to eligible recipients at levels determined to be appropriate by the Board and/or the Compensation Committee. Subject to certain adjustments (as provided in Section 4.2 of the 2023 Plan) and exception (as provided in Section 5.6(b) of the 2023 Plan), the maximum number of shares reserved for issuance under the Plan (including incentive share options) is 2,500,000 shares. The 2023 Plan was approved by the Company’s stockholders at the Annual Meeting of Stockholders held on September 18, 2023. As of March 31, 2026, no shares remained reserved and available for future issuance under the Company's 2023 Plan.

On September 16, 2024, the Company’s Board of Directors approved incentive stock awards for the CEO, the CFO, certain officers and directors and other key employees of the Company pursuant to the 2023 Plan. The awards are in the form of restricted stock and will vest in two parts: 50% on September 16, 2025 and 50% on September 16, 2026. A total of 2,500,000 shares were awarded For the three month periods ended March 31, 2026 and 2025, the Company recorded share-based compensation expense of $269,795 and $311,301, respectively, in connection with the “2023 Plan”. The expense was recorded in accordance with ASC 718 (Compensation—Stock Compensation) and is included in the Company’s condensed Consolidated Statement of Operations.

On September 16, 2024, the Board adopted, subject to stockholder approval, the Cosmos Health Inc. 2024 Omnibus Equity Incentive Plan (the “2024 Plan”). The 2024 Plan is designed to enable the flexibility to grant equity awards to our officers, employees, non-employee directors and consultants and to ensure that we can continue to grant equity awards to eligible recipients at levels determined to be appropriate by the Board and/or the Compensation Committee. Subject to certain adjustments (as provided in Section 4.2 of the 2024 Plan) and exception (as provided in Section 5.6(b) of the 2024 Plan), the maximum number of shares reserved for issuance under the Plan (including incentive share options) is 3,500,000 shares. The 2024 Plan was approved by the Company’s stockholders at the Annual Meeting of Stockholders held on November 19, 2024. As of March 31, 2026, 1,150,000 shares remained reserved and available for future issuance under the Company's 2024 Plan.

On December 30, 2025, the Company’s Board of Directors approved incentive stock awards for the Chief Executive Officer, the Chief Financial Officer, certain officers and directors, and other key employees of the Company pursuant to the 2024 Plan. The awards were granted in the form of restricted stock and vest in two installments, with 50% vesting on December 31, 2026 and the remaining 50% vesting on December 31, 2027. A total of 2,350,000 shares were granted under this program For the three month periods ended March 31, 2026 the Company recorded share-based compensation expense of $147,490 in connection with the “2024 Plan”. The expense was recorded in accordance with ASC 718 (Compensation—Stock Compensation) and is included in the Company’s condensed Consolidated Statement of Operations.

On August 5, 2025, the Board adopted, subject to stockholder approval, the Cosmos Health Inc. 2025 Omnibus Equity Incentive Plan (the “2025 Plan”). The 2025 Plan is designed to enable the flexibility to grant equity awards to our officers, employees, non-employee directors and consultants and to ensure that we can continue to grant equity awards to eligible recipients at levels determined to be appropriate by the Board and/or the Compensation Committee. Subject to certain adjustments (as provided in Section 4.2 of the 2025 Plan) and exception (as provided in Section 5.6(b) of the 2025 Plan), the maximum number of shares reserved for issuance under the Plan (including incentive share options) is 6,000,000 shares. The 2025 Plan was approved by the Company’s stockholders at the Annual Meeting of Stockholders held on March 31, 2026. As of March 31, 2026, 6,000,000 shares remained reserved and available for future issuance under the Company's 2025 Plan.

Warrant Anti-Dilution Adjustment and Deemed Dividend

As of March 31, 2026, there were 12,926,506 warrants outstanding and 12,926,506 warrants exercisable with 12,913,172 warrants having expiration dates from May 2026 through October 2029 and 13,334 warrants with no expiration date.

A summary of the Company’s warrant activity for the three months ended March 31, 2026 and the year ending December 31, 2025 is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, January 1, 2025	12,926,506	$2.63	3.24	$8,920
Granted	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2025	12,926,506	$2.63	2.24	$6,640
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, March 31, 2026	12,926,506	2.63	2.00	$4,230

Exercisable, March 31, 2026	12,913,172	$2.63	2.00	$4,230

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

NOTE 17 – DIGITAL ASSETS

The Company holds digital assets consisting of Ethereum (ETH) and Bitcoin (BTC) that are measured at fair value on a recurring basis. Digital assets with quoted prices in active markets for identical assets are classified as Level 1 within the fair value hierarchy as established under ASC 820, Fair Value Measurement.

During the three months ended March 31, 2026, the Company purchased 15.66 units of Bitcoin (BTC) for aggregate consideration of $1,100,000.The following table summarizes the Company's digital asset holdings as of March 31, 2026:

	Quantity	Cost Basis	Fair Value	Cumulative Unrealized Loss
Ethereum	474.85	$2,000,000	$999,712	$(1,000,288)
Bitcoin	15.66	1,100,000	1,068,933	(31,067)
Total digital assets	490.51	$3,100,000	$2,068,645	$(1,031,355)

A summary of the movements in digital assets during the three-month period ended March 31, 2026, is presented below, disaggregated by each individual digital asset.

DIGITAL ASSET ROLLFORWARD
For the three months ended March 31, 2026
	Number of Units	Weighted Average Cost Per Unit ($)	Cost Basis ($)	Fair Value ($)	Unrealized Loss ($)
Ethereum (ETH)
Beginning Balance, January 1, 2026	474.85	4,212	2,000,000	1,411,084	(588,916)
Purchases	—	—	—	—	—
Sales / Transfers	—	—	—	—	—
Ending Balance, March 31, 2026	474.85	4,212	2,000,000	999,712	(1,000,288)

	Number of Units	Weighted Average Cost Per Unit ($)	Cost Basis ($)	Fair Value ($)	Unrealized Loss ($)
Bitcoin (BTC)
Beginning Balance, January 1, 2026	—	—	—	—	—
Purchases	15.66	70,259	1,100,000	1,068,933	(31,067)
Sales / Transfers	—	—	—	—	—
Ending Balance, March 31, 2026	15.66	70,259	1,100,000	1,068,933	(31,067)

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

The following table presents our revenue disaggregated by country for the three months ended March 31, 2026 and March 31, 2025:

Country	March 31, 2026	March 31, 2025
Croatia	$-	3,093
Cyprus	36,796	52,562
Bulgaria	-	12,183
Greece	17,336,366	13,322,494
Albania	33,094	36,332
UK	521,636	285,864
Total	$17,927,892	13,712,528

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

B. Information about reportable segments

The table below presents information about the Company's reportable segments for the 3-month periods ended March 31, 2026 and March 31, 2025. The accounting policies followed in the preparation of the reportable segments are the same with those followed in the preparation of the Company's condensed consolidated financial statements.

Three-month period ended March 31, 2026

	Wholesale	Pharma manufacturing	Nutraceuticals & Pharmaceuticals	Other	Total
REVENUE	16,892,895	238,199	796,313	485	17,927,892
COST OF GOODS SOLD	(15,882,080)	(144,783)	(519,556)	(302)	(16,546,721)
General and Administrative expenses	(195,415)	(169,972)	(383,508)	(515,481)	(1,264,376)
Salaries and wages	(479,869)	(435,525)	(154,058)	(328,205)	(1,397,657)
Sales and Marketing expenses	(64)	(724)	(12,282)	(6,282)	(19,352)
Net finance costs	(139,218)	-	45,098	(282,436)	(376,556)
Segment profit / (loss)	196,247	(512,804)	(227,994)	(1,132,220)	(1,676,771)
Reconciling items:
Depreciation and amortization	(58,520)	(149,401)	(104,596)	(35,662)	(348,179)
Stock based compensation	-	-	-	(535,786)	(535,786)
Non-cash interest	-	-	-	(390,350)	(390,350)
Change in fair value of derivative liability	-	-	-	231,968	231,968
Gain/(Loss) on digital assets	-	-	-	(442,439)	(442,439)
Change in fair value of convertible notes	-	-	-	239,480	239,480
Other income (expense), net	(1,739)	333,455	(219,136)	4,073	116,653
Net profit/(loss) before Income Taxes	135,988	(328,750)	(551,726)	(2,060,935)	(2,805,423)

Three-month period ended March 31, 2025

	Wholesale	Pharma manufacturing	Nutraceuticals & Pharmaceuticals	Other	Total
Revenues	12,504,562	268,557	939,409	-	13,712,528
Cost of Sales	(11,320,936)	(70,975)	(270,818)	-	(11,662,729)
Gross Profit	1,183,626	197,582	668,591	-	2,049,799
General and Administrative expenses	(162,269)	(155,454)	(243,227)	(361,140)	(922,090)
Salaries	(378,595)	(363,670)	(297,499)	(255)	(1,040,019)
Sales and Marketing expenses	(715)	(428)	(27,012)	0)	(28,155)
Research and Development costs	-	-	-	(15,629)	(15,629)
Net finance costs	(149,274)	-	53,493	-	(95,781)
Segment profit / (loss)	492,773	(321,970)	154,346	(377,024)	(51,875)
Reconciling items:
Depreciation and amortization	(52,880)	(131,974)	(99,807)	(35,778)	(320,439)
Stock based compensation	-	-	-	(556,613)	(556,613)
Foreign currency adjustments	59,428	-	109,943	6,454	175,825
Other income and expenses	27,556	12,341	88,701	(193,593)	(64,995)
Net profit/(loss) before Income Taxes	526,877	(441,603)	253,184	(1,156,555)	(818,097)

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

The following summary describes the operations of each reportable segment:

Reportable segments	Operations
Wholesale	Distribution and export of pharmaceutical products
Pharma manufacturing	Production of pharmaceutical products
Nutraceutical and pharmaceuticals	Trade of owned nutraceutical & pharmaceutical products

NOTE 20 – SUBSEQUENT EVENTS

Following March 31, 2026 the Company issued an aggregate of 735,483 shares of its common stock under its At-the-Market (“ATM”) sales program pursuant to the Company’s Shelf Registration Statement on Form S-3 (File No. 333-267550). The shares were sold for gross proceeds of $230,675 and net proceeds of approximately $223,258, after deducting the underwriter’s commissions and other offering expenses.

During the subsequent period, the Company issued an aggregate of 3,825,233 shares of its common stock upon the partial conversion of the Company’s August 2025 Convertible Promissory Note (the “August 2025 Note”). The conversion satisfied total obligations of $1,065,988, consisting of $1,002,500 of outstanding principal and accrued interest, in accordance with the conversion terms of the August 2025 Note. The conversion was completed pursuant to the provisions of the respective note agreement.

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

Available Information

The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2025 (“Form 10-K”) and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

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

CANA

In June 2023, the Company completed the acquisition of Cana Laboratories Holdings (Cyprus) Limited (“Cana”), including its wholly owned subsidiary Pharmaceutical Laboratories Cana S.A., a Greek pharmaceutical company engaged in the manufacturing, distribution, and marketing of branded pharmaceutical and healthcare products. The total consideration consisted of €800,000 in cash, 46,377 shares of restricted common stock valued at $800,000, and a €4.1 million secured promissory note. The acquisition strengthened the Company’s vertical integration capabilities and manufacturing operations through Cana’s GMP-licensed facilities and established relationships with multinational healthcare companies.

Bikas

In June 2023, the Company also acquired the pharmaceutical distribution network and customer base of Ioannis Bikas O.E. (“Bikas”) for total consideration of approximately €400,000, consisting of cash and common stock. The acquisition was accounted for as an asset acquisition under ASC 805, resulting in the recognition of an intangible asset related to the acquired customer base. The acquisition expanded the Company’s distribution footprint in Greece and contributed to increased revenues and operational synergies.

Cloudscreen

In January 2024, the Company completed the acquisition of Cloudscreen, an AI-powered drug repurposing platform, for total consideration of $637,080 consisting of common stock and cash payable under a promissory note. The acquisition was accounted for as an asset acquisition under ASC 805, and the acquired technology platform was recorded as an intangible asset.

Results of Operations

Revenue and Net Loss

For the three months ended March 31, 2026, the Company reported revenue of $17,927,892 and a net loss of $2,805,423, compared to revenue of $13,712,528 and a net loss of $818,097 for the corresponding period in 2025. Revenue for the three-month period increased 30.7% year-over-year, primarily driven by higher sales generated by our wholly owned subsidiaries SkyPharm S.A., Cosmofarm S.A. and Cana S.A. SkyPharm continued to expand distribution of its proprietary nutraceutical brand Sky Premium Life ("SPL") in the United Arab Emirates, Cyprus, and Greece, achieving strong growth across export channels. Cana, our pharmaceutical manufacturing subsidiary, further expanded contract manufacturing agreements and renewed existing relationships, resulting in a material uplift in revenue. Additionally, our wholesale subsidiary, Cosmofarm S.A., was the primary driver of revenue growth, having significantly expanded its client portfolio with approximately 75 new pharmacies during the period, reflecting consistent momentum across its growing customer base in nutraceutical and pharmaceutical distribution.

Gross profit for the three months ended March 31, 2026 was $1,381,171, compared to $2,049,799 for the same period in 2025, representing a decline of approximately 32.6% despite the 30.7% increase in revenue. Gross margin compressed to approximately 7.7% from approximately 15.0% in the prior year period. This compression reflects two principal factors: first, a higher proportion of revenue was derived from Cosmofarm S.A.'s wholesale distribution business, which operates at structurally lower gross margins relative to our nutraceutical and contract manufacturing segments; and second, $375,337 of nutraceutical revenue attributable to sales to Medihelm S.A. — a customer with a significant historical allowance — was reversed during the period, as the Company recognizes revenue from this customer only to the extent that cash is actually received.

The net loss increased $1,987,326 (approximately 243%) for the three-month period. The wider loss reflects the gross margin compression described above, as well as newly recognized non-cash charges, including:

•	a $390,350 non-cash interest expense on convertible notes,
•	a $442,439 loss on digital assets, and
•	$313,157 in net foreign currency transaction losses,

partially offset by a $239,480 gain on the change in fair value of convertible notes and a $231,968 gain on the change in fair value of derivative liabilities.

Cost of Goods Sold

For the three months ended March 31, 2026 and 2025, the Company reported cost of goods sold ("COGS") of $16,546,721 and $11,662,729, respectively — an increase of $4,883,992 (approximately 41.9%). The growth in COGS is consistent with the significant increase in revenue over the period; however, because a higher proportion of revenue was derived from Cosmofarm S.A.'s wholesale distribution business, which carries structurally lower gross margins, COGS grew at a faster rate than revenue. This dynamic, combined with the reversal of $375,337 in nutraceutical revenue related to Medihelm S.A., resulted in gross margin compression to approximately 7.7% for the three months ended March 31, 2026, compared to approximately 15.0% for the same period in 2025.

Gross Profit

For the three months ended March 31, 2026, gross profit was $1,381,171, compared to $2,049,799 for the same period in 2025, representing a decrease of $668,628 (approximately 32.6%). As discussed above, the decline in gross profit and the compression in gross margin to approximately 7.7% from approximately 15.0% in the prior year period reflect the shift in revenue mix toward wholesale distribution and the Medihelm S.A. revenue reversal.

Operating Expenses

For the three months ended March 31, 2026, total operating expenses were $3,565,350, an increase of $682,406 (approximately 23.7%) compared to $2,882,944 for the same period in 2025. The increase was primarily driven by higher personnel costs consistent with the Company's operational expansion.

Breakdown of principal expense categories:

•	General and Administrative Expenses increased by approximately 21.7% to $1,800,162 for the three months ended March 31, 2026, compared to $1,478,702 in the prior year period, primarily driven by higher professional service fees, compliance costs, and administrative overhead.
•	Salaries and Wages increased 34.4% to $1,397,657 for the three months ended March 31, 2026, compared to $1,040,019 in the prior year period, reflecting the recruitment of additional management and scientific personnel at Cana, as well as the onboarding of new employees at Cosmofarm following the addition of new clients.
•	Sales and Marketing Expenses amounted to $19,352 for the three months ended March 31, 2026, compared to $28,155 for the same period in 2025, consistent with a strategic reduction in discretionary promotional spending.
•	Research and Development Costs were $nil for the three months ended March 31, 2026, compared to $15,629 in the same period in 2025. R&D costs include costs incurred under agreements with third-party contract research organizations, contract manufacturing organizations and other third parties, as well as other costs associated with the Company's R&D programs.
•	Depreciation and Amortization increased 8.7% to $348,179 for the three months ended March 31, 2026, compared to $320,439 in the prior year period, reflecting capital expenditures in manufacturing capacity and technology assets, as well as the impact of foreign exchange movements as the average U.S. dollar weakened relative to the euro during the period.

Other Income (Expense)

Total other income (expense), net, amounted to a loss of $621,244 for the three months ended March 31, 2026, compared to income of $15,048 for the three months ended March 31, 2025. The adverse movement is primarily explained by new non-cash financial items introduced during 2025, as follows:

•	Non-cash Interest Expense amounted to $390,350 for the three months ended March 31, 2026, compared to $nil in the prior year period, reflecting the amortization of discounts on convertible notes recently issued by the Company.
•	Other Income (Expense), Net was $441,062 for the three months ended March 31, 2026, compared to a loss of $68,137 for the same period in 2025. The current period income primarily reflects the write-off of certain tax liabilities of our subsidiary Cana S.A. following notification received from the Greek tax authorities, whereas the prior year amount consisted primarily of other operating expenses.
•	Change in Fair Value of Convertible Notes was a gain of $239,480 for the three months ended March 31, 2026, arising from mark-to-market remeasurement of the Company's convertible instruments.
•	Change in Fair Value of Derivative Liabilities was a gain of $231,968 for the three months ended March 31, 2026, reflecting fair-value adjustments for embedded derivatives arising from the ATW convertible note agreement entered into in August 2025.
•

Loss on Digital Assets of $442,439 for the three months ended March 31, 2026, arising from the revaluation of the Company's digital asset holdings, consisting primarily of approximately $2 million cost basis in ETH and $1.1 million in BTC.

•	Loss on Equity Investments of $11,252 for the three months ended March 31, 2026, compared to a gain of $3,142 in the prior year period, representing a combination of realized and unrealized movements on equity holdings.
•	Interest Expense increased to $423,229 for the three months ended March 31, 2026, compared to $187,107 for the same period in 2025, primarily due to new financing arrangements at Cosmofarm and the issuance of convertible notes by the Company.
•	Interest Income was $46,673 for the three months ended March 31, 2026, compared to $91,326 for the same period in 2025, with the decrease primarily attributable to the full write-off of the note receivable due from DocPharma S.A. (a related party) during 2025, which eliminated the associated interest income stream.
•	Foreign Currency Transaction Loss, Net was $313,157 for the three months ended March 31, 2026, compared to a gain of $175,824 in the prior year period, primarily reflecting the revaluation of USD- and GBP-denominated balances held by entities with EUR functional currencies.

The overall decline in other income (expense) results primarily from the introduction of non-cash valuation and fair value remeasurement items which did not exist in the prior year period, together with higher interest expense from new financing arrangements, partially offset by the gains on fair value remeasurement of convertible notes and derivative liabilities noted above.

Foreign Currency Translation Adjustment

For the three months ended March 31, 2026, the Company recognized a foreign currency translation loss of $295,061, compared to a gain of $1,031,268 for the same period in 2025. The current period loss reflects the strengthening of the U.S. dollar relative to the euro during Q1 2026, which reduced the USD-translated carrying value of the Company's European subsidiaries. The prior year gain reflected the opposite dynamic, as the euro appreciated against the U.S. dollar during Q1 2025, increasing the USD value of European net assets upon translation.

Quarter-to-quarter fluctuations in translation gains and losses are driven by the timing of period-end exchange rates, the relative strength of the U.S. dollar, and the composition of foreign-currency-denominated assets and liabilities across the Group, highlighting the Company's ongoing exposure to currency translation risk.

Liquidity and Capital Resources

As of March 31, 2026 compared with December 31, 2025

As of March 31, 2026, the Company held total cash and restricted cash of $2,158,921, compared to $3,459,893 at December 31, 2025, reflecting net cash outflows during the quarter primarily from operating and investing activities. Of the March 31, 2026 balance, $1,644,219 represents restricted cash specifically earmarked for the purchase of certain crypto assets in accordance with the convertible note agreement signed on August 5, 2025, with the remaining $514,702 representing unrestricted cash and cash equivalents.

Cash Flows from Operating Activities

Cash flows used in operating activities amounted to $1,067,066 for the three months ended March 31, 2026, compared to $186,316 for the same period in 2025. The outflow was driven primarily by the consolidated net loss of $2,805,423, partially offset by non-cash adjustments including stock-based compensation of $535,786, depreciation and amortization of $346,520, non-cash financing expense of $448,697, and a loss on digital assets of $442,439, partially offset by gains on the change in fair value of convertible notes and derivative liabilities of $239,480 and $231,968, respectively. Working capital movements had a mixed impact, with reductions in accounts receivable and increases in other current liabilities providing partial offsets to the net loss, while increases in prepaid expenses and related party prepayments represented additional cash outflows.

Cash Flows from Investing Activities

Investing activities during the three months ended March 31, 2026, resulted in a net cash outflow of $708,963, primarily driven by the purchase of $1,100,000 in digital assets, partially offset by the return of $399,809 in advances previously made for a property acquisition. Expenditures on property and equipment and intangible assets were minimal during the period. Net cash used in investing activities compared to $7,069 in the same period in 2025, with the variance driven almost entirely by the digital asset purchase, which had no equivalent in the prior year period.

Cash Flows from Financing Activities

Financing activities generated net cash inflows of $347,627 for the three months ended March 31, 2026, compared to $560,862 for the same period in 2025. The Company actively managed its lines of credit during the period, drawing $7,972,951 and repaying $9,142,284, reflecting ongoing oversight of short-term debt facilities. Proceeds from the issuance of common stock totalling $1,832,524 were related to sales conducted pursuant to the Company's at-the-market (ATM) equity program. Financing cash outflows included payments of financing fees of $54,976, repayments of notes payable of $258,640, and payments of finance lease liabilities of $1,948. No proceeds were received from convertible notes, new note payables, or related party loans during the period.

In summary, for the three months ended March 31, 2026, net cash decreased by $1,300,972 with operating and investing outflows exceeding financing inflows. Total cash and restricted cash at March 31, 2026 stood at $2,158,921, compared to $3,459,893 at December 31, 2025. The restricted cash balance of $1,644,219, earmarked for crypto purchases under the August 5, 2025 convertible note agreement, represents a planned and strategic deployment of funds. The Company continues to rely on a combination of lines of credit, ATM equity issuances, and convertible note financing to sustain working capital and fund its operational and strategic requirements.

Going Concern

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the continuation of the Company as a going concern. For the three-month period ended March 31, 2026, the Company generated revenue of $17,927,892, incurred a net loss of $2,805,423, and used $1,067,067 of net cash in operating activities. As of March 31, 2026, the Company had cash and cash equivalents of $514,702 and restricted cash of $1,644,219, compared to $715,674 and $2,744,219 as of December 31, 2025. The Company also had positive working capital of $2,812,487, an accumulated deficit of $135,972,696, and stockholders’ equity of $19,826,359.

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

From a financing perspective, during the three-month period ended March 31, 2026, the Company raised capital through its At-the-Market (“ATM”) program, generating gross proceeds of approximately $1,832,524, which enhanced its liquidity position. In addition, on August 5, 2025, the Company entered into a Securities Purchase Agreement for the issuance of up to $300 million of senior secured convertible promissory notes, with an initial $8 million closing completed on August 6, 2025, and potential additional tranches subject to certain conditions; this agreement remains in effect. The Company may also enter into new convertible financing arrangements and intends to continue and potentially expand its ATM program to support future liquidity needs. Moreover, on November 7, 2025, the Company filed a shelf Registration Statement on Form S-3 (File No. 333-286550) with the Securities and Exchange Commission to register up to $200.0 million of securities, including common stock, preferred stock, warrants, units, and subscription rights, for potential future capital raising activities. The filing also served as a replacement registration statement pursuant to Rule 415(a)(6) under the Securities Act for previously unsold securities registered under the prior Registration Statement on Form S-3 (File No. 333-267550). As of the filing date of these unaudited condensed consolidated financial statements, the registration statement has not yet been declared effective by the SEC.

The proceeds from the ATM sales provide additional working capital and mitigate, to some extent, the Company’s liquidity constraints.

As noted above, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing to fund its operations and meet its obligations as they become due. Considering the Company’s significant net loss and negative operating cash flows for the reporting period, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Such adjustments could include the realization of assets and settlement of liabilities at amounts that may differ materially from those reflected in the accompanying condensed consolidated financial statements.

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

During the three-month period ended March 31, 2026, we continued to execute on the core elements of our “Growth Strategy”, which remains as follows:

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

Off Balance Sheet Arrangements

As of March 31, 2026, there were no off-balance sheet arrangements.

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

Convertible Promissory Note

As permitted under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments (“ASC 825”), the Company elects to account for its convertible promissory note, which meets the required criteria, at fair value at inception and at each subsequent reporting date. Subsequent changes in fair value are recorded as a component of non-operating loss in the condensed consolidated statements of operations. This election is made on an instrument-by-instrument basis as permitted under ASC 825. The portion of total changes in fair value of the convertible promissory note attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of comprehensive income in the accompanying condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As a result of electing the fair value option, direct costs and fees related to the convertible promissory note are expensed as incurred.

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

Digital Assets

The Company's digital assets are initially recorded at cost and are subsequently measured at fair value as of each reporting period. The Company determines the fair value of its digital assets in accordance with ASC 820, Fair Value Measurement, based on quoted prices in its principal market for Ethereum (Level 1). Changes in fair value are recognized as incurred in the Company's condensed consolidated statement of income (loss) and comprehensive income (loss), as “Gain (loss) on digital assets,” within non-operating (income) and expenses, net.

Updated share information

As of March 31, 2026, we had 49,867,750 shares of our common stock issued, respectively, and 49,781,253 shares outstanding. In addition, there were 39,816,918 common shares issuable upon the conversion of our outstanding convertible notes and the exercise of our outstanding warrants.

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

We continue to work on remediating the material weaknesses identified in our internal controls. Pursuant to this initiative, we have engaged a third-party consultant to assist in the design and implementation of controls, as well as in the evaluation of current gaps and procedures. As of the filing date of this quarterly report, the consultant's evaluation remains ongoing, and a final report has not yet been received. We will provide a further update on the status of our remediation efforts in subsequent filings as the process advances.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes since the filing of the Company’s Form 10-K for the year ended December 31, 2025. From time to time, we may become involved in various disputes and litigation matters that arise in the ordinary course of business. For more information, refer to Note 15. Commitments and Contingencies in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

The Company is not required to provide the information called for in this item due to its status as a Smaller Reporting Company. You should refer to the other information set forth in this report, including the information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our condensed consolidated financial statements and the related notes. Our business prospects, financial condition or results of operations could be adversely affected by any of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. Previously reported on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Cosmos Health Inc.

Date: May 20, 2026	By:	/s/ Grigorios Siokas
Grigorios Siokas
Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2026	By:	/s/ Georgios Terzis
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

