Form 10-Q
period 2026-06-30
Cosmos Health Inc.
filed 2026-08-18
CIK 1474167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Applicable only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 100,633,773 as of August 18, 2026.

COSMOS HEALTH INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026 (unaudited)	December 31, 2025 (audited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,800,949	$715,674
Restricted cash	644,219	2,744,219
Accounts receivable, net	18,860,802	19,628,825
Accounts receivable - related party	2,380,935	2,443,975
Marketable securities	37,464	46,158
Inventory	4,518,560	5,778,142
Loans receivable	487,579	487,638
Prepaid expenses and other current assets	2,809,383	2,007,442
Prepaid expenses and other current assets - related party	5,128,804	4,536,183

TOTAL CURRENT ASSETS	36,668,695	38,388,256

Property and equipment, net	10,140,150	10,578,858
Goodwill and intangible assets, net	6,965,934	7,569,695
Digital assets	1,664,501	1,411,084
Loans receivable - long term portion	2,985,337	3,146,201
Operating lease right-of-use asset	638,720	596,779
Financing lease right-of-use asset	489	3,831
Advances for building's acquisition	286	600,000
Other assets	799,462	1,539,774
Other assets - related party	1,598,380	1,643,040

TOTAL ASSETS	$61,461,954	$65,477,518

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$13,683,942	$14,624,006
Accounts payable and accrued expenses - related party	812,280	2,002,470
Accrued interest	801,403	786,497
Lines of credit	8,745,807	9,177,684
Notes payable	2,038,981	2,191,274
Notes payable - related party	11,645	11,971
Convertible notes payable	1,505,146	2,137,804
Derivative liability - convertible note	482,883	1,292,198
Operating lease liability, current portion	205,140	222,115
Financing lease liability, current portion	-	3,854
Other current liabilities	6,555,481	5,821,971

TOTAL CURRENT LIABILITIES	34,842,708	38,271,844

Notes payable - long term portion	1,155,886	1,584,063
Convertible notes payable - long term portion	1,881,092	4,267,774
Operating lease liability, net of current portion	432,422	373,473
Financing lease liability, net of current portion	-	-
Other liabilities	2,475,363	2,555,735
TOTAL LIABILITIES	40,787,471	47,052,889

Commitments and Contingencies (see Note 14)	-	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value;1,500,000,000 shares authorized; 83,407,714 and 41,153,809 shares issued and 80,671,217 and 41,067,312 outstanding as of June 30, 2026 and December 31, 2025, respectively	83,409	41,154
Additional paid-in capital	164,098,808	152,136,404
Treasury stock, at cost, 2,736,497 shares as of June 30, 2026 and December 31, 2025	(1,430,156)	(917,159)
Accumulated deficit	(142,059,218)	(133,167,273)
Accumulated other comprehensive income/(loss)	(18,360)	331,503

TOTAL STOCKHOLDERS' EQUITY	20,674,483	18,424,629

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$61,461,954	$65,477,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

REVENUE	$18,986,376	$14,745,702	$36,914,268	$28,458,230

COST OF GOODS SOLD	17,474,714	13,581,888	34,021,435	25,244,617

GROSS PROFIT	1,511,662	1,163,814	2,892,833	3,213,613

OPERATING EXPENSES
General and administrative expenses	2,066,053	1,490,485	3,866,215	2,969,187
Salaries and wages	1,855,257	1,868,443	3,252,914	2,908,462
Sales and marketing expenses	98,226	21,706	117,578	49,861
Research and development costs	68,552	74,637	68,552	90,266
Depreciation and amortization expense	349,181	353,862	697,360	674,301
TOTAL OPERATING EXPENSES	4,437,269	3,809,133	8,002,619	6,692,077

LOSS FROM OPERATIONS	(2,925,607)	(2,645,319)	(5,109,786)	(3,478,464)

OTHER INCOME (EXPENSE)
Other income (expense), net	37,979	(42,190)	479,041	(110,327)
Interest expense	(602,364)	(388,814)	(1,025,593)	(575,921)
Interest income	45,741	105,787	92,414	197,113
Gain on equity investments, net	3,650	2,639	(7,602)	5,781
Non-cash interest expense	(401,413)	(163,103)	(791,763)	(163,103)
Change in fair value of derivative liability	577,347	-	809,315	-
Gain/(Loss) on digital assets	(404,145)	-	(846,584)	-
Change in fair value of convertible notes	(2,384,374)	(139,592)	(2,144,894)	(139,592)
Foreign currency transaction, net	(33,336)	442,524	(346,493)	618,348
TOTAL OTHER INCOME (EXPENSE), NET	(3,160,915)	(182,749)	(3,782,159)	(167,701)

LOSS BEFORE INCOME TAXES	(6,086,522)	(2,828,068)	(8,891,945)	(3,646,165)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(6,086,522)	$(2,828,068)	$(8,891,945)	$(3,646,165)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(6,086,522)	(2,828,068)	(8,891,945)	(3,646,165)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net	(54,802)	1,562,470	(349,863)	2,593,738

TOTAL COMPREHENSIVE LOSS	$(6,141,324)	$(1,265,598)	$(9,241,808)	$(1,052,427)

BASIC NET LOSS PER SHARE	(0.10)	$(0.10)	(0.17)	$(0.13)
DILUTED NET LOSS PER SHARE	(0.10)	$(0.10)	(0.17)	$(0.13)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	59,923,199	28,753,492	53,485,312	27,403,053
Diluted	59,923,199	28,753,492	53,485,312	27,403,053

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

								Accumulated
	Common Stock		Additional		Treasury Stock			Other	Total
	No. of		Paid-in	Subscription	No. of		Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Receivable	Shares	Value	Deficit	Loss	Equity
Balance at January 1, 2025	23,689,135	23,689	$141,583,625	$(20)	86,497	$(917,159)	$(114,022,275)	$(2,134,931)	$24,532,929
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	1,031,268	1,031,268
Stock-based compensation	-	-	556,611	-	-	-	-	-	556,611
Shares issued pursuant to warrant exchange agreement	2,542,126	2,542	(2,542)	-	-	-	-	-	-
Debt exchanges	1,053,372	1,053	647,947	-	-	-	-	-	649,000
Net loss	-	-	-	-	-	-	(818,097)	-	(818,097)
Balance at March 31, 2025	27,284,633	$27,284	$142,785,641	$(20)	86,497	$(917,159)	$(114,840,372)	$(1,103,663)	$25,951,711
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	1,562,470	1,562,470
Common stock issued to consultant	150,000	150	68,550	-	-	-	-	-	68,700
Stock-based compensation	-	-	534,320	-	-	-	-	-	534,320
Common stock issued as commitment shares to convertible noteholder	326,084	326	156,196	-	-	-	-	-	156,522
Debt exchanges	2,043,582	2,044	783,934	-	-	-	-	-	785,978
Net loss	-	-	-	-	-	-	(2,828,068)	-	(2,828,068)
Balance at June 30, 2025	29,804,299	$29,804	$144,328,641	$(20)	86,497	$(917,159)	$(117,668,440)	$458,807	$26,231,633

	Common Stock		Additional		Treasury Stock
	No. of		Paid-in	Subscription	No. of		Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Receivable	Shares	Value	Deficit	Loss	Equity
Balance at January 1, 2026	41,153,809	$41,154	$152,136,404	$-	86,497	$(917,159)	$(133,167,273)	$331,503	$18,424,629
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	(295,061)	(295,061)
Stock-based compensation - consultants	-	-	80,201	-	-	-	-	-	80,201
Stock-based compensation - employees	-	-	455,585	-	-	-	-	-	455,585
Shares issued in settlement of default interest on convertible notes	159,856	160	58,188	-	-	-	-	-	58,347
Debt exchanges	2,145,143	2,145	977,855	-	-	-	-	-	980,000
Proceeds from issuance of common stock, net of issuance costs	3,985,509	3,986	1,773,562	-	-	-	-	-	1,777,548
Conversion of convertible debt into common stock	2,423,433	2,423	1,148,109	-	-	-	-	-	1,150,533
Net loss	-	-	-	-	-	-	(2,805,423)	-	(2,805,423)
Balance at March 31, 2026	49,867,750	$49,868	$156,629,903	$-	86,497	$(917,159)	$(135,972,696)	$36,442	$19,826,359
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	(54,802)	(54,802)
Stock-based compensation - consultants	1,500,000	1,500	29,920	-	-	-	-	-	31,420
Stock-based compensation - employees	4,115,000	4,115	523,323	-	-	-	-	-	527,438
Shares issued as note extension consideration	300,000	300	66,690	-	-	-	-	-	66,990
Debt exchanges	1,088,028	1,088	245,912	-	-	-	-	-	247,000
Proceeds from issuance of common stock, net of issuance costs	4,516,253	4,516	1,071,443	-	-	-	-	-	1,075,959
Conversion of convertible debt into common stock	22,020,684	22,022	5,531,617	-	-	-	-	-	5,553,638
Treasury share repurchases	-	-	-	-	2,650,000	(512,997)	-	-	(512,997)
Net loss	-	-	-	-	-	-	(6,086,522)	-	(6,086,522)
Balance at June 30, 2026	83,407,714	$83,409	$164,098,808	$-	2,736,497	$(1,430,156)	$(142,059,218)	$(18,360)	$20,674,483

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(8,891,945)	$(3,646,165)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and amortization expense	694,053	670,191
Amortization of right-of-use assets	3,309	4,110
Bad debt expense	-	-
Change in fair value of derivative liability	(809,315)	-
Gain/(Loss) on crypto assets	846,584	-
Lease expense	144,607	90,469
Interest on finance leases	54	332
Stock based compensation	1,094,644	1,159,632
Deferred income taxes	(4,896)	22,467
Non-cash financing expense	850,110	163,103
Change in fair value of convertible notes	2,144,894	139,592
Gain on net change in fair value of equity investments	7,602	(5,781)
Interest on loan receivable	63,507	-
Revenue reversals	627,721	-
Changes in assets and liabilities:
Accounts receivable, net	(310,846)	(123,992)
Accounts receivable - related party	(3,734)	(44,459)
Inventory	1,133,051	(157,650)
Prepaid expenses and other current assets	(25,507)	(38,885)
Prepaid expenses and other current assets - related party	(726,204)	(731,301)
Accounts payable and accrued expenses	(720,728)	427,821
Accounts payable and accrued expenses - related party	48,603	565,273
Accrued interest	368,561	87,994
Lease liabilities	(144,608)	(90,926)
Other current liabilities	836,305	388,726
Other liabilities	(11,142)	(276,787)
NET CASH USED IN OPERATING ACTIVITIES	(2,785,320)	(1,396,236)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from loan receivable	-	197,117
Return of advances for acquisition of property	599,714	-
Purchase of digital assets	(1,100,000)	-
Purchase of intangible assets	(19,036)	(97,302)
Purchase of property and equipment	(75,036)	(35,064)
NET CASH USED IN INVESTING ACTIVITIES	(594,358)	64,751

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note payable	516,000	1,604,348
Payment of note payable	(488,859)	(740,130)
Proceeds from note payable	-	1,291,001
Payment of related party loan	-	(6,549)
Proceeds from related party loan	-	-
Payment of lines of credit	(17,232,393)	(13,849,591)
Proceeds from lines of credit	17,045,999	14,053,410
Proceeds from the sale of common stock	2,941,760	-
Purchase of treasury stock	(512,997)	-
Payments of financing fees	(129,253)	(182,448)
Payments of finance lease liability	(3,885)	(4,814)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,136,372	2,165,227

Effect of exchange rate changes on cash	228,581	(493,344)

NET CHANGE IN CASH	(1,014,725)	340,398

CASH AND RESTRCITED CASH AT BEGINNING OF PERIOD	3,459,893	315,105
CASH AND RESTRICTED CASH AT END OF PERIOD	$2,445,168	$655,503

Cash and Restricted Cash Reconciliation

Description	June 30, 2026	June 30, 2025
Cash	1,800,949	655,503
Restricted Cash	644,219	-
Total Cash and Restricted Cash	2,445,168	655,503

Supplemental Disclosure of Cash Flow Information

Cash paid during the year:
Interest	$445,742	$380,227
Income tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Common stock issued for convertible notes payable	$6,704,172	$-
Common Stock issued in settlement of default interest on convertible notes	$58,347	$-
Common stock issued in exchange for debt		$1,434,978
Debt exchanges	$1,227,000	$-
Common stock issued to employees	$983,023	$626,062
Common stock issued to consultants	$111,620	$533,570

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

NOTE 1 – BASIS OF PRESENTATION

The terms “COSM,” “we,” the “Company,” the “Group” and “us” as used in this report refer to Cosmos Health Inc. The accompanying unaudited condensed consolidated balance sheet as of June 30, 2026 and unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2026 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the management of COSM, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“Form 10-K”). The accompanying condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes on the accompanying balance sheet.

Going Concern

The Company's unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which contemplates the continuation of the Company as a going concern. For the six-month period ended June 30, 2026, the Company generated revenue of $36,914,268, incurred a net loss of $8,891,945, and used $2,785,320 of net cash in operating activities. As of June 30, 2026, the Company had cash and cash equivalents of $1,800,949 and restricted cash of $644,219, compared to $715,674 and $2,744,219 as of December 31, 2025. The Company also had positive working capital of $1,825,987, an accumulated deficit of $142,059,218, and stockholders' equity of $20,674,483.

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

From a financing perspective, during the six-month period ended June 30, 2026, the Company raised capital through its At-the-Market (“ATM”) program, generating gross proceeds of approximately $2,941,760, which enhanced its liquidity position. In addition, on August 5, 2025, the Company entered into a Securities Purchase Agreement for the issuance of up to $300 million of senior secured convertible promissory notes, with an initial $8 million closing completed on August 6, 2025, and potential additional tranches subject to certain conditions; this agreement remains in effect. The Company may also enter into new convertible financing arrangements and intends to continue and potentially expand its ATM program to support future liquidity needs.

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

June 30, 2026

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

June 30, 2026

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

Subsequent to December 31, 2025, on March 17, 2026, the Seller provided a formal, signed repayment commitment letter confirming that the full outstanding balance of the advances will be repaid to the Company according to the following schedule:

•	On or before April 10, 2026: USD $600,000 – received
•	On or before December 31, 2026: USD $600,000 – of which amount $100,000 were received as of the date of this report
•	On or before March 31, 2027: Remaining outstanding balance

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

June 30, 2026

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

June 30, 2026

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

Accounts Receivable, net

Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts against gross accounts receivable, prepaid expenses and other current assets and other assets reflects the best estimate of probable losses inherent in the receivables’ portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. As of June 30, 2026 and December 31, 2025, the Company’s allowance for doubtful accounts was $29,844,944 and $30,645,763, respectively. Below is the summary of changes in the allowance for doubtful accounts:

June 30, 2026

Balance as of January 1, 2026	$30,645,763
Provisions for credit losses	-
Write-offs	-
Foreign exchange adjustments	(800,819)
Other adjustments	-
Balance as of June 30, 2026	$29,844,944

Tax Receivables

The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of its business in most of the countries in which it operates related to the procurement of merchandise and/or services it acquires and/or on sales and taxable income. The Company also collects VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services it sells. If the output VAT exceeds the input VAT, this creates a VAT payable to the government. If the input VAT exceeds the output VAT, this creates a VAT receivable from the government. The VAT tax return is filed on a monthly basis offsetting the payables against the receivables. In observance of EU regulations for intra-EU cross-border sales, our subsidiaries in Greece, SkyPharm and Cosmofarm, do not charge VAT for sales to wholesale drug distributors registered in other European Union member states. As of June 30, 2026 and December 31, 2025, the Company had a VAT net receivable balance of $417,359 and $453,619 respectively, recorded in the condensed consolidated balance sheet as prepaid expenses and other current assets and accounts payable and accrued expenses, respectively.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

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

Depreciation expense was $112,081 and $97,539 for the three months ended June 30, 2026 and 2025, respectively and $224,600 and $212,553 for the six months ended June 30, 2026 and 2025, respectively.

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

Intangibles, net

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 5 years for an import/export license and a useful life of 10 years for the pharmaceutical and nutraceutical products licenses included in Note 5 as “Licenses”. A useful life of 10 years is also used for the platforms included in Note 5 as “Software” and the customer base. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. As of June 30, 2026 and December 31, 2025, no revision to the remaining amortization period of the intangible assets was made.

Amortization expense was $235,451 and $249,811 for the three months ended June 30, 2026 and 2025, respectively, and $469,452 and $458,644 for the six months ended June 30, 2026 and 2025, respectively.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Long-lived Assets, property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. For the three months ended June 30, 2026, and 2025, the Company has recorded no impairment charge.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

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

As of June 30, 2026, investments consisted of 1,667 shares which traded at a closing price of $17.23 per share or value of $28,713 of National Bank of Greece. Additionally, the Company has $8,752 in equity securities of CrediaBank S.A. (formerly Pancreta Bank), which are revalued annually.

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

The following tables presents assets and liabilities that are measured and recognized at fair value as of June 30, 2026 and 2025, on a recurring basis:

	June 30, 2026			Total Carrying
Assets	Level 1	Level 2	Level 3	Value
Marketable securities – National Bank of Greece	$28,713	-	-	$28,713
Digital assets	1,664,500	-	-	1,664,500
	$1,693,213	-	-	$1,693,213

	June 30, 2026			Total Carrying
Liabilities	Level 1	Level 2	Level 3	Value
Convertible notes payable	$-	-	1,505,146	$1,505,146
Derivative liability - convertible note	-	-	482,883	482,883
	$-	-	1,988,029	$1,988,029

	December 31, 2025			Total Carrying
Assets	Level 1	Level 2	Level 3	Value
Marketable securities – National Bank of Greece	$37,163	-	-	$37,163
Digital assets	1,411,084	-	-	1,411,084
	$1,448,247		-	$1,448,247

	December 31, 2025			Total Carrying
Liabilities	Level 1	Level 2	Level 3	Value
Convertible notes payable	$-	-	2,137,804	$2,137,804
Derivative liability - convertible note	-	-	1,292,198	1,292,198
	$-	-	3,430,002	$3,430,002

Digital assets consist of cryptocurrency holdings measured at fair value using quoted prices on active exchanges and are therefore classified as Level 1 (Note 17). For information regarding convertible notes and derivative liabilities measured at fair value, refer to Note 11 — Convertible Debt.

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

Our financials also included the following financial instruments as of June 30, 2026 and December 31, 2025: cash, accounts receivable, inventory, prepaid expenses, loans receivable, accounts payable, notes payable and lines of credit. Except for the loans receivable which carry fixed interest rates, the carrying value of the remaining instruments, approximates fair value due to their short-term nature.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

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

June 30, 2026

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

Wholesale revenue and sales of own branded nutraceutical and pharmaceutical products

The Company has contracts or signed partnership forms (usual in the wholesale sector of the pharma industry) with its customers, stipulating the enforceable rights and obligations. The Company is responsible for transferring the goods to the customer’s location, which represents its sole performance obligation. Thus, the transaction price, which is predetermined in most of the products sold, is exclusively allocated to this performance obligation. Revenue is recognized at a single point in time, which is upon issuance of the corresponding sales invoice. The Company has assessed the impact of the items invoiced but not delivered to the customer’s location as of June 30, 2026 and 2025 and deemed that it had no material effect.

Pharma manufacturing

The Company has active contracts with its customers, stipulating the enforceable rights and obligations. The Company is responsible for the manufacturing and the packaging of specific products assigned by its customers, which represents its performance obligations to which the Company allocates the transaction price determined. The customers are responsible for providing the raw materials to the Company. Revenue is recognized over a period of time, which is during the production and packaging period of the respective products. As of June 30, 2026 and 2025 there were no products or batches of products for which the production or packaging phase was in progress.

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

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

For the six months ended June 30, 2026, the Company generated revenue of $930,691 from Medihelm and collected $128,164 in cash. Due to the history of limited collectability with this counterparty, the Company reverses revenue recognized from Medihelm to the extent that the related amounts have not been collected within the period, in order to properly monitor and present the net trade receivable balance in accordance with the variable consideration constraint principles of ASC 606. Accordingly, a revenue reversal of $802,528 was recorded for the three months ended June 30, 2026. The cumulative revenue reversal as of June 30, 2026, inclusive of the prior year reversal of $804,697, amounts to $1,568,216.

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

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. At June 30, 2026, we believe our United Kingdom and Greece deferred tax assets will not be realized, as such, we did not record a reversal on the full valuation approach we followed during the year ended December 31, 2025.

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

June 30, 2026

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

No new actuarial valuation was obtained during the three and six months ended June 30, 2026, as management determined that no significant events or changes in underlying assumptions had occurred that would materially affect the obligation. As of June 30, 2026, the liability remained at $372,972, with any movement during the period attributable solely to foreign currency translation adjustments.

Basic and Diluted Net Loss per Common Share

Basic income per share is calculated by dividing the income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period and, when dilutive, potential shares from stock options and warrants to purchase common stock, using the treasury stock method. In accordance with ASC 260, Earnings Per Share, the following tables reconcile basic shares outstanding to fully diluted shares outstanding for the three- and six-month periods ended June 30, 2026 and 2025.

	Three months ended,
	June 30, 2026	June 30, 2025
Weighted average number of common shares outstanding Basic	59,923,199	28,753,492
Potentially dilutive common stock equivalents
Weighted average number of common and equivalent shares outstanding – Diluted	59,923,199	28,753,492

	Six months ended,
	June 30, 2026	June 30, 2025
Weighted average number of common shares outstanding Basic	53,485,312	27,403,053
Potentially dilutive common stock equivalents		-
Weighted average number of common and equivalent shares outstanding – Diluted	53,485,312	27,403,053

The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	June 30, 2026	June 30, 2025
Warrants	8,052,381	12,926,506
Shares issuable upon conversion of convertible debt	26,157,286	4,943,260
Total	34,209,667	17,860,766

Common stock equivalents are included in the diluted income per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

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

June 30, 2026

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

NOTE 3 – EQUITY METHOD INVESTMENTS

CosmoFarmacy LP

In September 2019, the Company entered into an agreement with an unaffiliated third party to incorporate CosmoFarmacy L.P. for the purpose of providing strategic management consulting services and the retail trade of pharmaceutical products, and OTC to pharmacies. CosmoFarmacy was incorporated with a 30-year term through May 31, 2049. The unaffiliated third party is the general partner (the “GP”) of the limited partnership and is responsible for management and decision-making associated with CosmoFarmacy. The initial share capital was set to EUR 150,000 ($163,080) which was later increased to EUR 500,000 ($543,600). The GP contributed the pharmacy license (the “License”) valued at EUR 350,000 (30-year term) to operate the business of CosmoFarmacy in exchange for a 70% equity ownership. The Company is a limited partner and contributed cash of EUR 150,000 ($163,080) for the remaining 30% equity ownership. CosmoFarmacy is not publicly traded, and the Company’s investment has been recorded using the equity method of accounting. During the 12-month period ended December 31, 2024, the Company determined that its investment in CosmoFarmacy LP was fully impaired and wrote off the entire carrying amount. As the entity is currently dormant and has not published or provided any financial statements, whether audited or unaudited, to substantiate the carrying value of the investment, management concluded that there was no reasonable expectation of recovery. Accordingly, the Company recognized a full impairment loss on the investment, writing off its entire carrying amount. As a result, the Company has determined that the investment no longer holds any recoverable value. The value of the investment as of June 30, 2026 and December 31, 2025, was $0.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Land	$3,664,977	3,767,379
Buildings and improvements	4,999,386	5,302,616
Leasehold improvements	3,756	3,861
Vehicles	265,071	246,914
Furniture, fixtures and equipment	3,202,130	3,375,930
	12,135,320	12,696,700
Less: Accumulated depreciation and amortization	(1,995,170)	(2,117,842)
Total	$10,140,150	10,578,858

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

NOTE 5 – INTANGIBLE ASSETS

Goodwill and intangible, net assets consist of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
License	$7,930,544	$8,180,160
Trade name / mark	355,200	355,200
Customer base	629,825	626,397
Software	1,259,280	1,270,937
	10,174,849	10,432,694
Less: Accumulated amortization & impairment
License	(2,340,053)	(2,063,556)
Trade name / mark	(36,997)	(36,997)
Customer base	(262,318)	(457,259)
Software	(619,244)	(354,884)
Subtotal	6,916,237	7,519,998
Goodwill	49,697	49,697
Total	$6,965,934	$7,569,695

At June 30, 2026, the estimated aggregate amortization expense for intangible assets subject to amortization for each of the succeeding fiscal years is as follows:

Year	Amount
2027	$916,228
2028	913,366
2029	902,963
2030	879,900
2031	877,970
Thereafter	2,070,610
Total	$6,561,037

NOTE 6 – LOAN RECEIVABLE

On October 30, 2021, the Company entered into a ten-year loan agreement with Medihelm S.A. to formalize €4,284,521 ($4,849,221) of prepayments previously made by the Company. The prepayments had been made in connection with the Company’s former parallel export business, pursuant to which Medihelm S.A. supplied branded pharmaceutical products to SkyPharm S.A. As this business activity is no longer operational, the parties entered into the loan agreement to provide for settlement of the outstanding balance. Interest accrues at a rate of 5.5% per annum calculated on a 360-day year basis. Under the terms of the agreement, the Company is entitled to receive 120 equal monthly installments over the term of the loan.

During the three-month and six-month periods ended June 30, 2026, the Company recognized interest income of €39,327 ($45,879) and €79,212 ($92,410), respectively, related to the note receivable. During the six-month period ended June 30, 2026, the Company received aggregate principal payments of €121,768 ($142,055). As of June 30, 2026, management considers the note receivable to be fully recoverable and expects the outstanding balance to become current during the third quarter of 2026.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

NOTE 7 – INCOME TAXES

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company had no U.S. taxable income for the three months ended June 30, 2026, and 2025.

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

As of June 30, 2026, and 2025, the Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily due to a valuation allowance recorded against net deferred tax assets in in the United States and the United Kingdom.

We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets. As of June 30, 2026, and December 31, 2025, the Company has maintained a valuation allowance against all net deferred tax assets in the United States, Greece, and the UK.

For the three and six months ended June 30, 2026, and 2025, the Company has not recorded any tax benefits/expenses in any jurisdiction where it is subject to income tax.

NOTE 8 – CAPITAL STRUCTURE

On September 30, 2025, the Company amended its Articles of Incorporation to increase the number of authorized shares of capital stock of the Company to 1,500,000,000 shares of Common Stock and 300,000,000 shares of “blank check” Preferred Stock.

Preferred Stock

The Company is authorized to issue 300 million shares of preferred stock, of which 6,000,000 are designated as Series A Convertible Preferred Stock and 100,000 are designated as Series B Preferred Stock. The preferred stock has a liquidation preference over the common stock. Series B Preferred Stock shall be deemed present and entitled to vote at any meeting of the shareholders solely and exclusively for the purpose of establishing a quorum for the transaction of business. The Series B Preferred Stock possesses one hundred million (100,000,000) total votes, or one thousand (1,000) votes per share, which shall be counted toward the aggregate voting power present at any meeting of the shareholders of the Company.

Treasury stock

As of June 30, 2026 and December 31, 2025, the Company held 2,736,497 and 86,497, respectively, shares of our common stock at a cost of $1,430,156 and $917,159, respectively. Shares of our common stock that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. Cosmos may repurchase shares from time to time through open market purchases in accordance with applicable securities laws and other restrictions.

On June 26, 2026, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of up to $5.0 million of the Company's issued and outstanding common stock. During the six months ended June 30, 2026, the Company repurchased 2,650,000 shares of its common stock for an aggregate purchase price of approximately $513,000. The repurchased shares are held as treasury stock and are reflected as a reduction of stockholders' equity in the accompanying condensed consolidated balance sheets.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

Common Stock

The Company is authorized to issue 1,500,000,000 shares of common stock. As of June 30, 2026, and December 31, 2025, the Company had 83,407,714 and 41,153,809 shares of its common stock issued, respectively, and 80,671,217 and 41,067,312 shares outstanding, respectively.

Issuance of Common Stock

At-the-Market Offering

During the three-month period ended June 30, 2026, the Company issued an aggregate of 4,516,253 shares of its common stock under its At-the-Market (“ATM”) sales program, pursuant to the Company’s Shelf Registration Statement on Form S-3 (File No. 333-267550), for net proceeds of $1,075,960, after deducting commissions and other offering expenses.

During the three-month period ended March 31, 2026, the Company issued an aggregate of 3,985,509 shares of its common stock under its ATM sales program, pursuant to the Company’s Shelf Registration Statement on Form S-3 (File No. 333-267550). The shares were sold for gross proceeds of $1,832,524 and net proceeds of $1,774,389, after deducting the underwriter’s commissions and other offering expenses.

Stock-Based Compensation

During the three-month period ended June 30, 2026, the Company issued an aggregate of 4,115,000 shares of its common stock to employees pursuant to the Company’s 2024 Omnibus Equity Incentive Plan and, to a lesser extent, the 2025 Equity Incentive Plan, with an aggregate fair value of $527,438, based on the fair market value of the Company’s common stock on the respective dates of issuance. The Company recognized stock-based compensation expense of $527,438 during the period related to equity awards granted to employees under these plans. The expense includes the amortization of the grant-date fair value of equity awards issued in prior periods over the requisite service periods, as well as the grant-date fair value of equity awards granted during the current period.

During the three-month period ended June 30, 2026, the Company entered into consulting agreements with three consultants and issued an aggregate of 1,500,000 shares of its common stock as consideration for services to be provided under the agreements, with an aggregate fair value of $31,420. The Company recognized stock-based compensation expense of $31,420 during the period, consisting of $23,542 related to the amortization of the grant-date fair value of the equity awards issued under the new consulting agreements and $7,878 related to the continued amortization of the grant-date fair value of equity awards issued to consultants under consulting agreements executed in prior periods. The grant-date fair value of the awards was determined based on the fair market value of the Company’s common stock on the respective grant dates.

Settlement of Related Party Obligations

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

During the three-month period ended June 30, 2026, the Company issued an aggregate of 919,893 shares of its common stock to Mr. Grigorios Siokas, the Company’s Chief Executive Officer, and an aggregate of 168,135 shares to Mr. Georgios Terzis, the Company’s Chief Financial Officer, in settlement of outstanding obligations totaling $247,000. The obligations related to unpaid salaries and performance-based bonuses previously accrued and owed to both executives. Shares were issued at the fair market value of the Company’s common stock on the respective dates of issuance. The transactions were accounted for as non-cash settlements of related party liabilities.

Conversion of Convertible Notes

During the three-month period ended March 31, 2026, the Company issued an aggregate of 659,172 shares of its common stock upon the conversion of the Company’s July 2025 Convertible Promissory Notes (the “July 2025 Notes”), resulting in the full settlement of the notes.. The conversions satisfied total obligations of $239,322, consisting of $225,000 of outstanding principal and $14,322 of accrued interest, in accordance with the conversion terms of the July 2025 Notes. The conversions were completed pursuant to the provisions of the respective note agreements. Further information regarding the July 2025 Notes is included in Note 11 – Convertible Debt.

During the three-month period ended March 31, 2026, the Company issued an aggregate of 889,620 shares of its common stock upon the conversion of the Company’s June 2025 Convertible Promissory Note (the “June 2025 Note”), resulting in the partial settlement of the note. The conversions satisfied aggregate obligations of $354,348 in accordance with the conversion terms of the June 2025 Note. In addition, the Company issued 159,856 shares of its common stock in satisfaction of accrued default interest obligations totaling $59,147 related to the June 2025 Note. The conversions and related share issuances were completed pursuant to the provisions of the applicable note agreements. Further information regarding the June 2025 Note is included in Note 11 – Convertible Debt.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

During the three-month period ended March 31, 2026, the Company issued an aggregate of 874,641 shares of its common stock upon the conversion of the Company’s August 2025 Convertible Promissory Note (the “August 2025 Note”), resulting in the partial settlement of the note. The conversions satisfied aggregate obligations of $298,502 in accordance with the conversion terms of the August 2025 Note, consisting of $285,000 of outstanding principal and accrued interest. The conversions and related share issuances were completed pursuant to the provisions of the applicable note agreements. Further information regarding the August 2025 Note is included in Note 11 – Convertible Debt.

During the three-month period ended June 30, 2026, the Company issued an aggregate of 22,020,684 shares of its common stock upon the conversion of the August 2025 Note, resulting in the partial settlement of the note. The conversions satisfied aggregate obligations of $5,553,636 in accordance with the conversion terms of the August 2025 Note. The conversions and related share issuances were completed pursuant to the provisions of the applicable note agreements. Further information regarding the August 2025 Note is included in Note 11 – Convertible Debt.

On June 9, 2026, the Company issued 300,000 shares of its common stock with an aggregate fair value of $66,990 in connection with an extension agreement entered into with the holder of the June 2025 Note. Pursuant to the extension agreement, the maturity date of the June 2025 Note was extended to September 30, 2026. The fair value of the shares issued was recorded as consideration for the modification of the note and recognized as a component of the change in fair value of convertible notes during the period. Further information regarding the June 2025 Note is included in Note 11 – Convertible Debt.

Share Repurchase Program

During the three-month period ended June 30, 2026, the Company repurchased 2,650,000 shares of its common stock for an aggregate cost of $512,997, pursuant to the share repurchase program approved by the Company’s Board of Directors on June 26, 2026. The repurchased shares are held as treasury stock. As of June 30, 2026, the Company held 2,736,497 shares of its common stock as treasury stock.

2025 Issuances

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

June 30, 2026

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

NOTE 9 – RELATED PARTY TRANSACTIONS

Doc Pharma S.A.

Doc Pharma S.A. is considered a related party to the Company due to the fact that the CEO of Doc Pharma is the son of Grigorios Siokas, the Company’s CEO and principal shareholder, who also served as a principal of Doc Pharma S.A. in the past.

Prepaid expenses and other current assets – related party

As of June 30, 2026 and December 31, 2025, the Company had a prepaid balance of $4,347,294 and $4,642,853, respectively, to Doc Pharma. A reserve of $103,771 has been recorded against this balance as of June 30, 2026 effectively offsetting it.

The significant outstanding amount in the prepaid balance primarily reflects high prepayments related to the increased demand for exports in the UAE and other related countries (refer to the “Distribution Agreements” section).

For the three-month period ended June 30, 2026 approximately $3.6 million of the prepayment relates to purchases of inventory pursuant to the CMO agreement signed between the Company and Doc Pharma SA on October 10, 2020; $310,000 relates to the purchase of pharmaceutical and nutraceutical licenses under the May 17, 2021 Research and Development agreement (refer to the “Research and Development agreements” section); and the remaining $400,000 represents the current portion of the Royalty Agreement signed on December 31, 2024 (refer to the “Research and Development agreements” section). The non-current portion of the Royalty Agreement of $1.6m is included in “Other Assets – Related Party” in the Company’s Unaudited Condensed Consolidated Balance Sheets as of June 30, 2026.

Accounts payable and accrued expenses - related party

As of June 30, 2026 and December 31, 2025, the Company had an accounts payable balance to Doc Pharma of $357,294 and $671,148, respectively. The June 30, 2026 balance concerns a trade payable balance that our subsidiary wholesaler, Cosmofarm SA, owes to Doc Pharma SA, concerning purchases of certain pharmaceutical products.

The remaining balance of Accounts Payable and Accrued Expenses – Related Party relates to compensation payable to management as further described in this related party disclosure (“Other Related Parties” section).

Accounts receivable - related party

Additionally, the Company had a receivable balance of $3,225,298 and $3,340,275 from Doc Pharma S.A. as of June 30, 2026, and December 31, 2025, respectively, which concerns trading receivables balances with the Company’s Greek and UK subsidiaries. As of June 30, 2026 a cumulative allowance for doubtful accounts of approximately $1.5 million has been recognized, effectively offsetting this balance.

The remaining balance of Accounts Receivable – Related Party relates to amounts due from Maria Kozari’s wholly owned pharmacy (Maria Kozari is the daughter of Panagiotis Kozaris, a former General Operational Manager and current employee of Cosmofarm S.A.), as further described in this related party disclosure.

Sales and Purchases

During the six months ended June 30, 2026 and 2025, the Company purchased products from Doc Pharma S.A in the amounts of $355,541 and $658,019, respectively. For the three months ended June 30, 2026 and 2025, purchases from Doc Pharma totaled $171,806 and $300,208, respectively.

During the six months ended June 30, 2026 and 2025, the Company sold products to Doc Pharma S.A. totaling $123,677 and $263,757, respectively. For the three months ended June 30, 2026 and 2025, sales to Doc Pharma amounted to $30,631 and $130,362, respectively.

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

For the six months ended June 30, 2026 and 2025, the Company has purchased $358,363 and $443,039 respectively, in inventory related to this agreement.

For the three months ended June 30, 2026 and 2025, the Company has purchased $168,708 and $228,534 respectively, in inventory related to this agreement.

On May 17, 2021, Doc Pharma and the Company entered into a Research and Development (“R&D”) agreement whereby Doc Pharma will be responsible for the research, development, design, registration, copy rights and licenses of 250 nutritional supplements for the final products called Sky Premium Life®. These products will be sold in Greece and abroad. The total cost of this project will be €1,425,000 plus VAT and will be done over three phases as follows: Design & Development (€725,000); Control and Product Manufacturing (€250,000) and Clinical Study and Research (€450,000). SkyPharm has bought a total of as of 81 licenses at value of €554,500 ($593,204) which is 38.91% of the total cost, as of December 31, 2022. During the year ended December 31, 2023, 24 additional licenses were purchased at value of €475,014 ($525,461) and during the year ended December 31, 2024, 60 additional Sky Premium Life licenses were purchased for €710,000 ($734,921). During the six months ended June 30, 2026, no additional licenses were acquired, as the agreement had been terminated on December 31, 2025. However, management intends to enter into an extension of the agreement during the second quarter of 2026.

Purchase of branded pharmaceuticals

On June 28, 2023, the Company approved the purchase of five proprietary and innovative branded pharmaceuticals with significant market presence and material profit contribution from Zakalia Ltd., the parent company of Doc Pharma, for €1,800,000 ($1,965,600). The transaction was settled on a non-cash basis through the reduction, of an equivalent amount, of prepaid expense balances the Company held with Doc Pharma. The purchased branded pharmaceuticals are presented in “Goodwill and intangible assets, net” on the accompanying condensed consolidated balance sheets. During the year ended December 31, 2024, the Company recognized an impairment charge of $160,947 related to two licenses that are no longer expected to be commercialized. The impairment was recorded after management’s assessment determined that the recoverability of these assets was no longer supportable due to changes in market conditions and strategic priorities. No additional impairment charge was recorded within the three and six-month periods ended June 30, 2026.

On December 29, 2023, the Company approved the purchase of an additional 19 generic licenses from Doc Pharma, with a total value of €3,200,000 ($3,539,840). The transaction was settled on a non-cash basis through the reduction of an equivalent amount of prepaid expense balances the Company held with Doc Pharma.As of December 31, 2025, management determined that three of these licenses were impaired and recognized an impairment charge of $72,335. The carrying value of these licenses has been reduced accordingly.

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

As of June 30, 2026, there were no changes in relation to the loan receivable from Doc Pharma. The outstanding balance remains fully impaired following the allowance for expected credit losses recorded as of December 31, 2025. No additional repayments, interest receipts, or reversals of impairment were recognized during the three-month period ended June 30, 2026.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

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

As of June 30, 2026, there were no changes in relation to the advance payments made to Panagiotis Kozaris for the future repurchase of shares. No additional payments were made during the six-month period, and no cumulative stock purchase agreement (“SPA”) had been executed. The outstanding balance remains fully impaired following the allowance recorded as of December 31, 2025.

Maria Kozari

Maria Kozari is considered a related party to the Company due to the fact that she is the daughter of Panagiotis Kozaris, a former Operational General Manager and current employee of Cosmofarm S.A.

Accounts Receivable - Related Party

During 2021, the Company, through its subsidiary, Cosmofarm SA, commenced a partnership with a pharmacy called “Pharmacy & More”, owned by Maria Kozari. The transactions with the respective pharmacy were in Cosmofarm’s normal course of business, however, a more flexible credit policy was allowed as the pharmacy was new and needed to be established in the market. During the six-month periods ended June 30, 2026 and 2025 the Company’s net sales to Pharmacy & More amounted to $221,819 and $$217,565 respectively. During the three-month periods ended June 30, 2026 and 2025 the Company’s net sales to Pharmacy & More amounted to $119,535 and $100,870 respectively. As of June 30, 2026 and December 31, 2025 the Company’s outstanding receivable balance due from the pharmacy amounted to $1,746,437 and $1,721,143, respectively, and are included in “Accounts receivable - related party”, on the accompanying consolidated balance sheets. As of June 30, 2026, a cumulative allowance for doubtful accounts of approximately $883,000 has been recognized, effectively offsetting this balance.

The Company's previously contemplated acquisition of Pharmacy & More was not completed. Instead, on May 14, 2026, Pharmacy & More was sold by its owner to an unrelated third party. Pursuant to the related arrangements, the Company expects to receive approximately €400,000 from the sale proceeds as partial settlement of the outstanding receivable due from Pharmacy & More. The remaining outstanding balance is expected to be repaid by Panagiotis Kozaris, the father of Maria Kozari and a related party to the Company, pursuant to an installment repayment arrangement commencing in 2028.

Other Related Parties

Additionally, the Company has the following material related-party balances as of June 30, 2026: (a) a prepaid balance of $885,281 relating to prepaid salaries to Grigorios Siokas, the Company's Chief Executive Officer, which is classified as "Prepaid expenses – related party" in the Company's condensed consolidated balance sheets; (b) a balance of $438,000 relating to unpaid salaries and bonuses due to George Terzis, the Company's Chief Financial Officer; and (c) a balance of $14,218 relating to unpaid bonuses due to Nikolaos Bardakis, the Company's Chief Operating Officer. The aggregate payable balance of $452,218 related to items (b) and (c) is classified as "Accounts payable and accrued expenses – related party" in the Company's condensed consolidated balance sheets.

For the three-month period ended June 30, 2026, the Company also accrued $270,000 in salary for the Chief Executive Officer, $30,000 for the Chief Financial Officer, and $23,750 for Board of Directors fees, all in accordance with the respective individual agreements and as approved by the Board of Directors.

For the six-month period ended June 30, 2026, the Company also accrued $540,000 in salary for the Chief Executive Officer, $60,000 for the Chief Financial Officer, and $47,500 for Board of Directors fees, all in accordance with the respective individual agreements and as approved by the Board of Directors.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

Notes Payable – Related Party

A summary of the Company’s related party notes payable as of June 30, 2026 and December 31, 2025 is presented below:

	June 30, 2026	December 31, 2025

Beginning Balance	$11,971	$10,558
Payments	-	-
Foreign currency translation	(326)	1,413
Ending Balance	$11,645	$11,971

Dimitrios Goulielmos

Dimitris Goulielmos was the Company’s former CEO and a Director of the Company.

On November 21, 2014, the Company entered into an agreement with Dimitrios Goulielmos, as amended on November 4, 2016. Pursuant to the amendment, this loan has no maturity date and is non-interest bearing. As of June 30, 2026 and December 31, 2025, the Company had a principal balance of €10,200 ($11,645) and €10,200 ($11,971), respectively.

The above balances are adjusted for the foreign currency rate as of the balance sheet date.

Loans Payable – Related Party

A summary of the Company’s related party loans payable as of June 30, 2026 and December 31, 2025 is presented below:

	June 30, 2026	December 31, 2025

Beginning balance	$-	$6,194
Proceeds	-	-
Set-offs	265,445	774,371
Payments	(265,445)	(781,394)
Foreign currency translation	-	829
Ending balance	$-	$-

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

Grigorios Siokas

From time to time, Grigorios Siokas loans the Company funds in the form of non-interest bearing, no-term loans. As of June 30, 2026 and December 31, 2025 the Company had an outstanding principal balance under these loans of $0 and $0, respectively.

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

NOTE 10 – LINES OF CREDIT

A summary of the Company’s lines of credit as of June 30, 2026 and December 31, 2025 is presented below:

	June 30, 2026	December 31, 2025
National	$6,086,073	$6,516,307
Alpha	1,166,046	946,426
Credia Bank SA	1,024,774	1,232,875
EFG	468,914	482,076
Ending balance	$8,745,807	$9,177,684

The Company has three lines of credit with the National Bank of Greece, which are renewed annually. The three lines have interest rates of 6.00% (the "National Bank LOC"), 3.6% (the "COSME 2 Facility"), and 3.6% plus the three-month Euribor rate and any contributions currently in force by law on certain lines of credit (the "COSME 1 Facility").

The maximum borrowing allowed for the 6% line of credit was $5,708,500 and $5,868,000 as of June 30, 2026 and December 31, 2025, respectively. During the year ended December 31, 2025, the Company increased the maximum borrowing capacity under this line of credit. This amendment was executed to enhance financial flexibility and support the Company’s operational and strategic initiatives. The outstanding balance of the facility was $5,020,333 and $5,463,862, as of June 30, 2026 and December 31, 2025, respectively.

The cumulative maximum borrowing allowed for the COSME 1 Facility and COSME 2 Facility (collectively, the "Facilities") was $1,141,700 and $1,173,600 as of June 30, 2026 and December 31, 2025, respectively. The outstanding balance of the Facilities was $1,065,739 and $895,987 as of June 30, 2026 and December 31, 2025, respectively.

The Company maintains a line of credit with Alpha Bank of Greece ("Alpha LOC"), which is renewed annually and has a current interest rate of 6.00%. The maximum borrowing allowed was $1,712,550 and $1,173,600 as of June 30, 2026 and December 31, 2025, respectively. The outstanding balance of the Alpha LOC was $1,166,047 and $946,226, as of June 30, 2026 and December 31, 2025, respectively.

The Company holds a line of credit with CrediaBank S.A. (formerly Pancreta Bank, renamed following its merger with Attica Bank during 2025) which is renewed annually and has a current interest rate of 4.49%. The maximum borrowing allowed as of June 30, 2026 and December 31, 2025 was $1,712,550 and $1,760,400, respectively. The outstanding balance of the CrediaBank LOC as of June 30, 2026 and December 31, 2025, was $126,827 and $309,839, respectively.

The Company maintains a line of credit with EGF ("EGF LOC"), which is renewed annually and has a current interest rate of 4.49% plus 3-month Euribor. The maximum borrowing allowed as of June 30, 2026 and December 31, 2025, was $456,680 and $469,440, respectively. The outstanding balance of the EFG LOC as of June 30, 2026 and December 31, 2025 was $468,914 and $482,076 respectively.

On January 27, 2025, the Company entered into a bond loan agreement with CrediaBank S.A. (formerly Attica Bank, renamed following its merger with Pancreta Bank during 2025), providing for maximum borrowings of up to €2,200,000 ($2,357,120). Under the terms of the facility, the Company received initial proceeds of €700,000, which were classified as Notes Payable. The remaining borrowing capacity of €1,500,000 is available on a revolving basis, subject to qualifying checks receivable as collateral, classified as Lines of Credit. The facility bears interest at a floating rate of 2.95% plus the applicable 6-month Euribor, recalculated periodically in accordance with market conditions. The loan agreement includes standard covenants and collateral arrangements customary for this type of facility. The loan is further secured by a preliminary mortgage of €2,640,000 ($3,014,088) registered on Company’s owned warehouse facilities. The maximum borrowing available under the CrediaBank LOC as of June 30, 2026 and December 31, 2025 was $1,712,550 and $1,760,400, respectively. The outstanding balance as of June 30, 2026 and December 31, 2025 was $897,947 and $923,036, respectively.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

Under the aforementioned line of credit agreements, the Company is required to maintain certain financial ratios and covenants. As of June 30, 2026, and December 31, 2025, the Company was in compliance with these ratios and covenants.

All lines of credit are guaranteed by customer receivable checks, which are a type of factoring in which postponed customer checks are assigned by the Company to the bank, in order to be financed at an agreed upon rate.

Interest expense on the Company’s outstanding lines of credit balances for the six months ended June 30, 2026 and 2025, was $284,982 and $231,301, respectively.

Interest expense on the Company’s outstanding lines of credit balances for the three months ended June 30, 2026 and 2025, was $224,171 and $150,336, respectively.

NOTE 11 – CONVERTIBLE DEBT

A summary of the Company’s convertible debt during the 3-month period ended June 30, 2026 and the year ended December 31, 2025 is presented below:

	June 30, 2026	December 31, 2025

Beginning balance convertible notes	$10,137,804	$-
Issuance of new convertible notes	516,000	9,839,348
Fair value adjustment	(569,310)	608,456
Payments	-	-
Conversion to common stock	(5,096,848)	(310,000)
Subtotal notes	4,987,646	10,137,804
Unamortized debt discount	(1,601,408)	(3,732,226)
Convertible note payable, net of fair value adjustment and unamortized debt disc	3,386,238	6,405,578
Convertible Notes payable – long-term	1,881,092	4,267,774
Convertible Notes payable - short-term	$1,505,146	$2,137,804

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

June 30, 2026

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

During the six-month period ended June 30, 2026, the Company issued an aggregate of 659,172 shares of its common stock upon the conversion of the Company’s July 2025 Convertible Promissory Notes (the “July 2025 Notes”), resulting in the full settlement of the notes. The conversions satisfied total obligations of $239,822, consisting of $225,000 of outstanding principal and $14,822 of accrued interest, in accordance with the conversion terms of the July 2025 Notes.

For the year ended December 31, 2025, the Company recorded a loss of $52,425 related to the change in fair value of the July 2025 Notes, recognized in “Change in fair value of convertible notes” in the condensed consolidated statements of operations. The loss includes the July 2025 Notes, which were fully converted during the first quarter of 2026. The Company measured the fair value of the common stock issued at each respective conversion date, and the related profit and loss impact, including amounts associated with the fair value of the July Notes as of June 30, 2026, was recognized in the statement of operations.

Interest expense on the July 2025 Notes totaled $1,897 for the six months ended June 30, 2026, and is included within Interest expense in the condensed consolidated statement of operations.

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

The fair value of the convertible notes was estimated using a Monte Carlo simulation model. Significant assumptions included a stock price of $0.32, expected annualized volatility of 66.8%, risk-free interest rate of 3.70%, dividend yield of 0%, and a discount rate of 25.0%. The simulation used a one-year forecast horizon with 52 weekly steps and 50,000 trials. Event assumptions included a 5% probability of prepayment, 10% probability of a qualified financing event, 80% probability of payment at maturity (June 29, 2026), and 5% probability of default (assumed June 9, 2026), with a valuation date of June 30, 2026.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

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

On June 9, 2026, the Company entered into an extension agreement with the holder of the June 2025 Note, pursuant to which the maturity date of the note was extended from June 9, 2026 to September 30, 2026. In connection with the extension agreement, the Company issued 300,000 shares of its common stock to the holder, with an aggregate fair value of $66,690. The fair value of the shares issued was recorded as consideration for the modification of the convertible note and recognized as a component of the change in fair value of convertible notes during the period.

During the six-month period ended June 30, 2026, the Company issued an aggregate of 889,620 shares of its common stock upon the conversion of the Company’s June 2025 Convertible Promissory Note (the “June 2025 Note”), resulting in the partial settlement of the note. The conversions satisfied aggregate obligations of $354,348 in accordance with the conversion terms of the June 2025 Note. In addition, the Company issued 159,856 shares of its common stock in satisfaction of accrued default interest obligations totaling $58,347 related to the June 2025 Note.

For the three and six months ended June 30, 2026 the Company recorded a loss of 3,926 and a gain of $457,809, related to the change in fair value of the June 2025 Note which was recognized within change in fair value of the convertible notes in the condensed consolidated statements of operations.

Interest expense on June 2025 Note totaled $42,750 and $87,667 for the three and six months ended June 30, 2026, respectively, and is included within Interest expense in the condensed consolidated statement of operations.

August 2025 Convertible Promissory Note

On August 5, 2025 the Company issued a senior secured convertible promissory note (the “August 2025 Note”) to an investor. The August 2025 Note has a principal amount of $8,000,000, an original issue discount of $720,000 and incurs interest at a rate of 9% per annum. Interest is payable in shares of common stock or in cash, at the Company’s election. The August 2025 Note may be converted by the investor at any time following issuance into shares of the Company’s common stock. The conversion price is set as the lower of $1.05 or a market price, equal to 92% of the lowest daily VWAP during the ten preceding trading days immediately preceding the conversion date. The terms of the August 2025 Note stipulate certain covenants, including commencing on June 30, 2026, on the final day of each fiscal quarter, the Company shall have an available cash and cash equivalents balance of at least $400,000.

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

During the six-month period ended June 30, 2026, the Company issued an aggregate of 22,895,327 shares of its common stock upon the conversion of the Company’s August 2025 Convertible Promissory Note (the “August 2025 Note”), resulting in the partial settlement of the note. The conversions satisfied aggregate obligations of $4,844,841 in accordance with the conversion terms of the August 2025 Note ($4,517,500 of outstanding principal and interest).

In connection with the conversions during the three- and six-month periods ended June 30, 2026, the Company recognized a conversion loss of approximately $2,219,201 and $2,389,039 related to the excess of the fair value of the shares issued over the carrying value of the converted obligations under the August 2025 Note. The conversion loss was classified within change in fair value of convertible notes in the accompanying condensed consolidated statements of operations.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

For the three and six months ended June 30, 2026, the Company recorded a gain of $577,347 and $809,315 related to the change in fair value of the derivative liability, which was recognized in change in fair value of convertible notes in the condensed consolidated statements of operations.

Interest expense related to the August 2025 Note totaled $546,001 and $1,113,625 for the three and six months ended June 30, 2026, respectively. Such amounts consisted of $401,413 and $791,763, respectively, related to the amortization of the debt discount, and $144,588 and $321,863, respectively, related to contractual coupon interest.

The following table presents the change in fair value of the derivative liability for the periods identified:

Balance, January 1, 2026	$1,292,198
Change in fair value of the derivative liability	(809,315)
Balance, June 30, 2026	$482,883

April 2026 Convertible Promissory Notes

On April 1 and April 16, 2026 the Company issued two convertible promissory notes (the “April 2026 Notes”) to two separate investors. One of the April 2026 Notes had a principal amount of $308,000 and the other had a principal amount of $208,000. The April 2026 Notes accrue interest at 10%. Beginning on the 180th day after the issuance date, the investors shall have the right to convert the April 2026 Notes into common stock at a conversion price equal to 75% of the lowest trading price of the Company’s common stock during the ten-day trading day period ending on the latest trading day prior to the conversion date. The April 2026 Notes may be prepaid before maturity, however, they are subject to the following prepayment terms: 1) if the note is prepaid during the period beginning on the issuance date and ending on the 60th day following issuance, the outstanding principal and accrued interest must be repaid at 115% of the outstanding balance, 2) if the note is prepaid during the period beginning on 61st day following issuance and ending on the 120th day following issuance, the outstanding principal and accrued interest owed shall be repaid at 120% of the outstanding balance, and 3) if the note is repaid during the period beginning on the 121st day after issuance and ending on the 180th day after issuance, the outstanding principal and accrued interest owed shall be repaid at 125% of the outstanding balance.

Due to certain embedded features within the April 2026 Notes, the Company elected to account for the April 2026 Notes and all the embedded features at fair value at inception. Subsequent changes in fair value are recorded as a component of non-operating income (loss) in the condensed consolidated statements of operations. As a result of electing the fair value option, $41,000 of direct costs and fees related to the issuance of the April 2026 Notes were expensed immediately.

For the three and six months ended June 30, 2026 the Company recorded a loss of $53,257 related to the change in fair value of the April 2026 Notes, recognized in “Change in fair value of convertible notes” in the condensed consolidated statements of operations.

Interest expense on the April 2026 Notes totaled $11,976 for the three and six months ended June 30, 2026, and is included within Interest expense in the condensed consolidated statement of operations.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

NOTE 12 – NOTES PAYABLE

A summary of the Company’s third-party debt as of and for period ended June 30, 2026, and the year ended December 31, 2025 is presented below:

June 30, 2026	Trade Facility	Third Party	COVID Loans	Total
Beginning balance, December 31, 2025	$1,232,280	2,394,203	148,854	3,775,337
Payments	-	(472,863)	(5,599)	(478,462)
Foreign currency translation	(33,495)	(65,076)	(3,437)	(102,008)
Ending balance, June 30, 2026	1,198,785	1,856,264	139,818	3,194,867
Notes payable - long-term	-	(1,091,666)	(64,220)	(1,155,886)
Notes payable - short-term	$1,198,785	764,598	75,598	2,038,981

December 31, 2025	Trade Facility	Third Party	COVID Loans	Total
Beginning balance, January 1, 2025	1,397,385	2,557,023	154,505	4,108,913
Proceeds	-	2,328,190	-	2,328,190
Payments	(352,080)	(2,563,444)	(23,467)	(2,938,991)
Debt exchanges	-	(293,400)	-	(293,400)
Recapitalization of debt	-	25,000	-	25,000
Foreign currency translation	186,975	340,834	17,816	545,625
Ending balance, December 31, 2025	1,232,280	2,394,203	148,854	3,775,337
Notes payable – long-term	-	(1,514,379)	(69,684)	(1,584,063)
Notes payable - short-term	1,232,280	879,824	79,170	2,191,274

Our outstanding debt as of June 30, 2026 is repayable as follows:

June 30, 2026
2027	$2,038,981
2028	626,825
2029	343,852
2030	185,209
2031 and thereafter	-
Total debt	3,194,867
Less: notes payable - current portion	(2,038,981)
Notes payable - long term portion	$1,155,886

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

Trade Facility Agreements

On May 12, 2017, SkyPharm entered into a Trade Finance Facility Agreement (the “TFF”) with Synthesis Structured Commodity Trade Finance Limited (the “Lender”), as amended on November 16, 2017, May 16, 2018, and December 22, 2022. Under the 2022 amendment, which became effective as of October 31, 2022, the parties amended the interest and repayment terms and extended the final repayment date to October 31, 2025. The amended interest rate was 5.50% per annum plus €STR, with the outstanding loan to be repaid through quarterly instalments.

No principal repayments were made during the six-month period ended June 30, 2026. As of June 30, 2026, the Company had an outstanding principal balance of €1,050,000 ($1,209,390), which is fully classified as “Notes Payable” in the Company’s unaudited condensed consolidated balance sheets. During the six-month period ended June 30, 2026, the Company incurred coupon interest expense of $46,011 and default interest expense of $26,915 related to late payment of principal and interest.

June 23, 2020 Debt Agreement

On June 23, 2020, the Company’s subsidiary, Cosmofarm, entered into an agreement with the National Bank of Greece S.A. (the “Bank”) to borrow up to €500,000 ($611,500). The note had a maturity date of 60 months from the date of the first disbursement, including a grace period of nine months. The outstanding balance was €0 ($0) as of June 30, 2026, and December 31, 2025, respectively, following the full repayment of the remaining principal balance of €88,235 ($103,553) during the year ended December 31, 2025.

November 19, 2020 Debt Agreement

On November 19, 2020, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($611,500). The note matures on November 18. The principal is to be repaid in 18 quarterly installments of €27,778 ($30,333 During the three months ended June 30, 2026, there were no repayments related to this note, as the outstanding principal balance was fully repaid during 2025. As of June 30, 2026, the outstanding principal balance was €0 ($0), compared to €0 ($0) as of December 31, 2025.

July 30, 2021 Debt Agreement

On July 30, 2021, the Company entered into an agreement with a third-party lender in the principal amount of €500,000 ($568,850). During the six-month period ended June 30, 2026, the Company repaid €59,977 ($68,476) of the principal balance. As of June 30, 2026 and December 31, 2025, the outstanding principal balance was €30,368 ($34,671) and €90,345 ($106,029), respectively, and accrued interest related to the note amounted to €1,961 ($2,239) and €20,038 ($23,517), respectively, all of which was classified as “Notes payable” on the accompanying unaudited condensed consolidated balance sheets.

June 9, 2022 Debt Agreement

On June 9, 2022, the Company entered into an agreement with a third-party lender in the principal amount of €320,000 ($335,008). During the six-month period ended June 30, 2026, the Company repaid €40,000 ($45,668) of the principal balance. As of June 30, 2026 and December 31, 2025, the Company had accrued interest of €3,207 ($3,661) and €4,262 ($5,002), respectively, and outstanding principal balances of €60,000 ($68,502) and €100,000 ($117,360), respectively, all of which was classified as “Notes payable” on the unaudited accompanying condensed consolidated balance sheets.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

July 14, 2023 Debt Agreement

On July 14, 2023, the Company entered into an agreement with a third-party lender in the principal amount of €1,000,000 ($1,123,700), the “Note”. During the six-month period ended June 30, 2026 the Company repaid €110,863 ($126,573) of the principal. As of June 30, 2026 and December 31, 2025 the Company has accrued interest of €16,945 ($19,346) and €19,879 ($23,330) and an outstanding balance of €486,620 ($555,574) and €597,483 ($701,206), of which $247,876 is classified as “Notes payable” on the accompanying unaudited condensed consolidated balance sheets as of June 30, 2026.

Cloudscreen Promissory Note

On January 23, 2024, the Company completed the acquisition of Cloudscreen, an AI-powered drug repurposing platform, for total consideration of $637,080, consisting of 280,000 shares of the Company’s common stock and a promissory note of $317,880. During the year ended December 31, 2025, the Company repaid $22,421 of the outstanding balance, and the remaining balance of $293,400 was converted into shares of the Company’s common stock pursuant to a debt exchange agreement, resulting in a gain on extinguishment of debt of $68,610. As of June 30, 2026 and December 31, 2025, there was no outstanding balance related to this obligation.

July 29, 2024 Debt Agreement

On July 29, 2024 the Company entered into an agreement with a third-party lender in the principal amount of €400,000 ($432,760), the “Note”. During the six-month period ended June 30, 2026, the Company repaid principal of €66,666 ($76,113). As of June 30, 2026, and December 31, 2025, the Company had an outstanding balance of €288,889 ($329,824) and €355,556 ($417,080), respectively, of which $101,484 is classified as “Notes payable” on the accompanying unaudited condensed consolidated balance sheets as of June 30, 2026. The Company also had accrued interest of $6,887 as of June 30, 2026 and $7,932 as of December 31, 2025.

December 20, 2024 Debt Agreement

On December 20, 2024 the Company entered into an agreement with a third-party lender in the principal amount of €400,000 ($414,040), the “Note”. During the six-month period ended June 30, 2026, the Company repaid principal of €66,667 ($76,113) . As of June 30, 2026, and December 31, 2025 the Company has accrued interest of €6,777 ($7,737) and €7,728 ($9,070), respectively, and an outstanding balance of € 200,000 ($228,340) and €266,667 ($312,960), of which $152,227 is classified as “Notes payable” on the accompanying unaudited condensed consolidated balance sheets as of June 30, 2026.

January 27, 2025 Debt Agreement

On January 27, 2025, the Company entered into a bond loan agreement with Attica Bank, providing for maximum borrowings of up to €2,200,000 ($2,357,120). Under the terms of the facility, the Company received initial proceeds of €700,000 ($821,520), while the remaining borrowing capacity of €1,500,000 ($1,619,400) is available on a revolving basis subject to the provision of qualifying checks receivable as security for each drawing. The facility bears interest at a floating rate of 2.95% plus the applicable 6-month Euribor. During the six-month period ended June 30, 2026, the Company repaid €70,000 ($79,919) of the principal balance. As of June 30, 2026 and December 31, 2025, the Company had accrued interest of €44,192 ($50,454) and €28,702 ($33,685), respectively, and outstanding principal balances of €560,000 ($639,352) and €630,000 ($739,368), respectively, of which $159,838 is classified as “Notes payable” on the accompanying unaudited condensed consolidated balance sheets as of June 30, 2026. The loan is secured by a preliminary mortgage of €2,640,000 ($3,014,088) registered on the Company’s owned warehouse facilities.

May 29, 2025 Debt agreement

On May 29, 2025, the Company entered into a business loan agreement with a third-party lender in the principal amount of $525,000. The Note carried debt issuance fees of $25,000, which are being amortized over the life of the loan, and bore fixed total interest of $231,000, accrued evenly over the term and payable together with principal installments. The loan was scheduled to be fully repaid by December 15, 2025 through weekly installments, and during the year ended December 31, 2025 the Company made aggregate principal and interest repayments totaling $756,000, resulting in a zero outstanding balance as of December 31, 2025 and June 30, 2026.

COVID-19 Loans

On May 12, 2020, the Company’s wholly owned subsidiary, SkyPharm SA, was granted a loan from the Greek government in the amount of €300,000 (approximately $366,900). During the six-month period ended June 30, 2026, no principal repayments were made. As of June 30, 2026, and December 31, 2025 the Company has an outstanding balance of €87,500 ($99,899) and €87,500 ($102,690), of which $35,678 is classified as “Notes payable” on the accompanying unaudited condensed consolidated balance sheets as of June 30, 2026.

On June 24, 2020, the Company’s subsidiary, Decahedron, received a loan £50,000 ($68,310) from the UK government. During the six-month period ended June 30, 2026, principal repayments of $5,600 were made. As of June 30, 2026, and December 31, 2025 the Company has an outstanding balance of £30,107 ($39,919) and £34,330 ($46,164), all of which is classified as “Notes payable” on the accompanying unaudited condensed consolidated balance sheets as of June 30, 2026.

None of the above loans were made by any related parties.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

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

Operating Leases

The Company’s weighted-average remaining lease term relating to its operating leases is 3.11 years, with a weighted-average discount rate of 6.74%.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of June 30, 2026:

Maturity of Operating Lease Liability
2027	$142,462
2028	224,216
2029	146,605
2030 and thereafter	197,798
Total undiscounted operating lease payments	$711,081
Less: Imputed interest	(73,519)
Present value of operating lease liabilities	$637,562

The Company incurred lease expense, due to amortization of operating lease right-of-use assets, of $74,332 and of $69,554 and $148,449 and $130,222, which was included in “General and administrative expenses,” for the three and six months ended June 30, 2026 and 2026, respectively.

Finance Leases

The Company's finance leases were immaterial as of June 30, 2026 (finance lease right-of-use assets of approximately $490 and no finance lease liabilities). Accordingly, the related finance lease disclosures have been omitted.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

NOTE 14 – OTHER LIABILITIES

As of June 30, 2026 the Company’s other liabilities primarily consist of obligations to local tax authorities, payroll taxes, fines, and other miscellaneous liabilities.

The significant components of other liabilities are as follows:

•

The Company’s Greek subsidiaries have $3,577,199 and $3,618,875 in settled tax liabilities as June 30, 2026 and December 31, 2025, respectively, which are payable in installments to the tax authorities.

•

Payroll and other tax-related current liabilities amount to $2,235,615 and $2,570,839 as of June 30, 2026 and December 31, 2025, respectively, and represent obligations due to tax authorities within the next 12 months.

•

A provision of $660,515 has been recorded for potential tax liabilities related to the unaudited tax years of SkyPharm S.A., in accordance with ASC 450-20, as the Company has assessed that a loss is probable and reasonably estimable.

•	A provision of $372,972 has been recognized for staff leaving compensation, based on actuarial valuations performed in accordance with ASC 715-30 (Defined Benefit Plans – Pension).
•

Customer prepayments totaling $1,817,840 and $912,331 as of June 30, 2026 and December 31, 2025, respectively, are included in “Other Current Liabilities” in accordance with ASC 606-10-45-2 (Revenue Recognition – Contract Liabilities). Approximately $1.4 million of the June 30, 2026 balance relates to deferred revenue recorded in connection with uncollected amounts from Medihelm S.A., the Company’s exclusive distributor of its branded nutraceutical products in Greece.

•	Other various current liabilities were $366,603 and $213,296 as of June 30, 2026 and December 31, 2025, respectively.

Liabilities that are due within 12 months from the balance sheet date are classified under “Other Current Liabilities. “Obligations that extend beyond 12 months are classified as “Other Non-Current Liabilities.”

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of June 30, 2026, the following proceedings were pending. None is expected to have a material financial or operational impact upon the Company.

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

All above claims have been classified under “Other assets” within non-current assets in the Company’s consolidated balance sheets as of June 30, 2026.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

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

On April 28, 2025, the Company entered into a settlement agreement with a former employee, acknowledging its obligation to pay €62,500 ($83,719) gross (€62,250 net after applicable severance tax) as termination compensation in nine scheduled installments from April to December 2025, with any additional tax, social security, or other charges to be borne solely by the Company; upon timely and full payment of all installments, the former employee agreed to accept the settlement and confirm the lawfulness and validity of the February 23, 2018 termination. As of June 30, 2026, the Company had not executed the last three installments, resulting in an outstanding balance of €24,208 ($27,638). The two remaining installments expected to be settled by the end of the third quarter of 2026.

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

June 30, 2026

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

On July 24, 2025, the Company entered into a marketing services agreement with a third-party advisor, pursuant to which it issued 169,549 shares of its common stock in exchange for marketing and distribution services. The shares carry full voting rights and vest at a rate of 28,258 shares per month over the 6-month term of the agreement. In accordance with the terms of the agreement, if the Company terminates the arrangement, any unvested shares as of the termination date will be subject to claw back. The fair value of the shares on the issuance date was $0.5898 per share, resulting in a total fair value of $100,000. For the six-month period ended June 30, 2026, the Company recorded share-based compensation expense of $16,667 related to this agreement.

On November 21, 2023, the Company entered into certain consulting agreements with four third-party consultants for the provision of a variety of services such as digital marketing, advisory services relating to target acquisitions and M&As and other additional services as described in the respective agreements. The agreements have duration from ten to 18 months and the consultants will solely receive stock consideration for the services rendered. More precisely, they have been awarded a total of 970,000 shares of the Company’s common stock valued at a total of $999,100 based on the fair value of the Company’s common stock as of the agreements’ date. On September 17, 2024 the terms of two out of the four aforementioned consulting agreements were extended and the consultants received additional 440,000 shares as complementary compensation for the extended services to be provided. The additional stock-based consideration was valued at a total of $501,600 based on the fair value of the Company’s common stock as of the agreement’s date. For the six-month period ended June 30, 2026, the Company recorded share-based compensation expense of $39,900 related to these agreements.

On July 1, 2024 the Company entered into a consulting agreement with a third-party consultant for the provision of a variety of services such as preparation of press releases and other publications, relationship management and other additional services as described in the respective agreement. The agreement has a duration of 16 months, and the consultant will solely receive stock consideration for the services rendered. More precisely, they have been awarded a total of 240,000 shares of the Company’s common stock valued at a total of $264,000 based on the fair value of the Company’s common stock as of the agreements’ date. On July 1, 2025, the Company entered into a new consulting agreement with the above third-party advisor, pursuant to which it issued 240,000 shares of its common stock in exchange for general advisory services. The shares carry full voting rights and vest at a rate of 20,000 shares per month over the 12-month term of the agreement. In accordance with the terms of the agreement, if the Company terminates the arrangement under Section 19 (Termination), any unvested shares as of the termination date will be subject to claw back. The fair value of the shares on the issuance date was $0.3939 per share, resulting in a total fair value of $94,536. For the six-month period ended June 30, 2026, the Company recorded share-based compensation expense of $31,512 related to these agreement.

On May 19, 2026 the Company entered into certain consulting agreements with three third-party consultants for the provision of a variety of services such as digital marketing, advisory services relating to target acquisitions and M&As and other additional services as described in the respective agreements. The agreements have duration of 18 months and the consultants will solely receive stock consideration for the services rendered. More precisely, they have been awarded a total of 1,500,000 shares of the Company’s common stock valued at a total of $423,750 based on the fair value of the Company’s common stock as of the agreements’ date. For the six-month period ended June 30, 2026, the Company recorded share-based compensation expense of $23,542 related to these agreements.

The corresponding stock-based compensation expense is accrued evenly over the term of the agreements. For the six months ended June 30, 2026 and 2025 the Company has recorded $111,620 and $553,570, respectively, as stock-based compensation for the above agreements, classified as “General and administrative expenses” in the Company’s consolidated statements of operations and comprehensive Income (loss).

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

Research and Development Agreements

The Company entered into a Research & Development agreement with Doc Pharma S.A. on May 17, 2021. Under this agreement, Doc Pharma is responsible for the research, development, design, registration, copy rights and licenses of 250 nutritional supplements for the final products called Sky Premium Life®. More specifically, Doc Pharma is responsible for the product development and the Company has added 165 of such products codes in its portfolio as of June 30, 2026. The licenses purchased by Doc Pharma SA are capitalized and included in “Goodwill and intangible assets, net” of the Company’s Unaudited Condensed Consolidated Balance Sheets as of June 30, 2026. Thus, no relevant R&D expense had been charged to the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive income (Loss), concerning this agreement.

On June 25, 2022, the Company signed a research and development (“R&D”) agreement with a third party (CloudPharm PC), through which the Company assigned to the third party the development of new products and services in the field of health, focusing on the human intestinal microbiome. The project includes two phases. Phase 1 has a 20-month duration and its cost amounts to EUR 758,000 ($838,450) and phase 2, has a 22-month duration and a cost of EUR 820,000 ($907,084). The amount will be due and payable upon completion of the corresponding phases. The Company records the corresponding R&D expense based on the project’s progress, which is invoiced by the third party in the relevant period. For the 6-month period ended June 30, 2026, the Company incurred no costs relating to this agreement.

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

On December 3, 2024, the Company and the National Hellenic Research Foundation (NHRF) (Contractor) signed a Research Study Agreement. NHRF will conduct an in vitro study to support modifications to an invention, pursuant to the prior agreement involving CloudPharm PC (signed on June 15, 2022). NHRF ensures scientific rigor, provides updates, and maintains confidentiality. Cosmos Health provides necessary support and documentation. Rights to the research protocol belong to CloudPharm PC, NHRF, and Cosmos Health, while NHRF retains control over its methodologies. NHRF cannot publish findings without Cosmos Health’s approval and cannot use the study for other purposes. The total fee to be paid by the Company amounts to €60,000 plus VAT, payable in three installments. For the six-month period ended June 30, 2026, the Company incurred no fee concerning this agreement.

On December 6, 2024, the Company signed an Independent Contractor Agreement with a third-party contractor (the “Contractor”). The Contractor will provide oncology research and development services exclusively to the Company. The contract lasts three years (December 5, 2024 – December 5, 2027) and may be extended by mutual agreement. The Company may terminate the contract immediately for specific causes, including felony conviction, fraud, or loss of medical license. Either party may terminate the contract with 30 days' written notice. Certain compensation obligations will remain even after termination. The monthly consideration to be paid to the Contractor is based on the commencement of the Clinical Trials and New Drugs Applications and additional cash and stock consideration is payable based on certain milestones. None of the milestones were met as of June 30, 2026, and thus the Company has incurred no expenses as of the end of the period.

On December 31, 2025, the Company signed an agreement with a related party, DocPharma SA (the “Licensor”), through which the Company obtained a royalty-bearing, exclusive worldwide license to actively commercialize the patents owned by the Licensor, through research and preclinical and clinical trials for the useful life of the patents, or for 20 years, whichever is longer. The patents, filed in 2016 and 2017 respectively, cover innovative treatments for cancer. The terms of the agreement include an initial payment of EUR 500,000 due by the end of 2024, followed by fixed annual payments of EUR 350,000 during the five-year Start-Up Term from 2025 to 2030. After the Start-Up Term, the Company will pay a 1.5% royalty on annual net sales of licensed products covered by an issued patent. Moreover, the Company retains an optional buy-out right for a total amount of EUR 7,500,000, which can be exercised with 60 days' notice and a 60-day close period. The Company also has the right to sublicense the patents. For the six months ended June 30, 2026, the Company did not incur any royalties under this agreement. However, it incurred $62,657 of patent-related administrative costs, which were classified as research and development expense.

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

On April 3, 2023, the Company approved incentive stock awards for the CFO, certain officers and directors and other employees of the Company. The awards are in the form of restricted stock and will vest in two parts: 50% on October 2, 2023 and 50% on October 2, 2024. As of June 30, 2026, no shares remained reserved and available for future issuance under the Company's 2022 Plan.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

On August 21, 2023, the Board adopted, subject to stockholder approval, the Cosmos Health Inc. 2023 Omnibus Equity Incentive Plan (the “2023 Plan”). The 2023 Plan is designed to enable the flexibility to grant equity awards to our officers, employees, non-employee directors and consultants and to ensure that we can continue to grant equity awards to eligible recipients at levels determined to be appropriate by the Board and/or the Compensation Committee. Subject to certain adjustments (as provided in Section 4.2 of the 2023 Plan) and exception (as provided in Section 5.6(b) of the 2023 Plan), the maximum number of shares reserved for issuance under the Plan (including incentive share options) is 2,500,000 shares. The 2023 Plan was approved by the Company’s stockholders at the Annual Meeting of Stockholders held on September 18, 2023. As of June 30, 2026, no shares remained reserved and available for future issuance under the Company's 2023 Plan.

On September 16, 2024, the Company’s Board of Directors approved incentive stock awards for the CEO, the CFO, certain officers and directors and other key employees of the Company pursuant to the 2023 Plan. The awards are in the form of restricted stock and will vest in two parts: 50% on September 16, 2025 and 50% on September 16, 2026. A total of 2,500,000 shares were awarded For the six month periods ended June 30, 2026 and 2025, the Company recorded share-based compensation expense of $626,062 and $626,062, respectively, in connection with the “2023 Plan”. The expense was recorded in accordance with ASC 718 (Compensation—Stock Compensation) and is included in the Company’s condensed Consolidated Statement of Operations.

On September 16, 2024, the Board adopted, subject to stockholder approval, the Cosmos Health Inc. 2024 Omnibus Equity Incentive Plan (the “2024 Plan”). The 2024 Plan is designed to enable the flexibility to grant equity awards to our officers, employees, non-employee directors and consultants and to ensure that we can continue to grant equity awards to eligible recipients at levels determined to be appropriate by the Board and/or the Compensation Committee. Subject to certain adjustments (as provided in Section 4.2 of the 2024 Plan) and exception (as provided in Section 5.6(b) of the 2024 Plan), the maximum number of shares reserved for issuance under the Plan (including incentive share options) is 3,500,000 shares. The 2024 Plan was approved by the Company’s stockholders at the Annual Meeting of Stockholders held on November 19, 2024. As of June 30, 2026, no shares remained reserved and available for future issuance under the Company's 2024 Plan.

On August 5, 2025, the Board adopted, subject to stockholder approval, the Cosmos Health Inc. 2025 Omnibus Equity Incentive Plan (the “2025 Plan”). The 2025 Plan is designed to enable the flexibility to grant equity awards to our officers, employees, non-employee directors and consultants and to ensure that we can continue to grant equity awards to eligible recipients at levels determined to be appropriate by the Board and/or the Compensation Committee. Subject to certain adjustments (as provided in Section 4.2 of the 2025 Plan) and exception (as provided in Section 5.6(b) of the 2025 Plan), the maximum number of shares reserved for issuance under the Plan (including incentive share options) is 6,000,000 shares. The 2025 Plan was approved by the Company’s stockholders at the Annual Meeting of Stockholders held on September 30, 2025. As of June 30, 2026, 3,035,000 shares remained reserved and available for future issuance under the Company's 2025 Plan.

On December 30, 2025, the Company’s Board of Directors approved incentive stock awards for the Chief Executive Officer, the Chief Financial Officer, certain officers and directors, and other key employees of the Company pursuant to the 2024 Plan. The awards were granted in the form of restricted stock and vest in two installments, with 50% vesting on December 31, 2026 and the remaining 50% vesting on December 31, 2027. A total of 2,350,000 shares were granted under this program For the six month periods ended June 30, 2026 the Company recorded share-based compensation expense of $290,170 in connection with the “2024 Plan”. The expense was recorded in accordance with ASC 718 (Compensation—Stock Compensation) and is included in the Company’s condensed Consolidated Statement of Operations.

On May 15, 2026 the Board adopted, subject to stockholder approval, the Cosmos Health Inc. 2026 Omnibus Equity Incentive Plan (the “2026 Plan”). The 2026 Plan is designed to enable the flexibility to grant equity awards to our officers, employees, non-employee directors and consultants and to ensure that we can continue to grant equity awards to eligible recipients at levels determined to be appropriate by the Board and/or the Compensation Committee. Subject to certain adjustments (as provided in Section 4.2 of the 2026 Plan) and exception (as provided in Section 5.6(b) of the 2026 Plan), the maximum number of shares reserved for issuance under the Plan (including incentive share options) is 10,000,000 shares. The 2026 Plan was approved by the Company’s stockholders at the Annual Meeting of Stockholders held on July 15, 2026. As of June 30, 2026, 10,000,000 shares remained reserved and available for future issuance under the Company's 2025 Plan.

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

On May 19, 2026 the Company’s Board of Directors approved incentive stock awards for the Chief Executive Officer, the Chief Financial Officer, certain officers and directors, and other key employees of the Company pursuant to the 2024 and 2025 Plans. The awards were granted in the form of restricted stock and vest in two installments, with 50% vesting on May 19, 2027 and the remaining 50% vesting on May 19, 2028. A total of 4,115,000 shares were granted under this program For the six month periods ended June 30, 2026 the Company recorded share-based compensation expense of $66,791 in connection with the “2024 Plan”. The expense was recorded in accordance with ASC 718 (Compensation—Stock Compensation) and is included in the Company’s condensed Consolidated Statement of Operations.

Warrant Anti-Dilution Adjustment and Deemed Dividend

As of June 30, 2026, there were 12,926,506 warrants outstanding and 8,052,380 warrants exercisable with 8,039,046 warrants having expiration dates from May 2026 through October 2029 and 13,334 warrants with no expiration date.

A summary of the Company’s warrant activity for the three months ended June 30, 2026 and the year ending December 31, 2025 is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, January 1, 2025	12,926,506	$2.63	3.24	$8,920
Granted	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2025	12,926,506	$2.63	2.24	$6,640
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	(4,874,126)	-	-	-
Balance Outstanding, June 30, 2026	8,052,380	3.64	2.88	$2,463

Exercisable, June 30, 2026	8,052,380	$3.64	2.88	$2,463

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

NOTE 17 – DIGITAL ASSETS

The Company holds digital assets consisting of Ethereum (ETH) and Bitcoin (BTC) that are measured at fair value on a recurring basis. Digital assets with quoted prices in active markets for identical assets are classified as Level 1 within the fair value hierarchy as established under ASC 820, Fair Value Measurement.

During the six months ended June 30, 2026, the Company purchased 15.66 units of Bitcoin (BTC) for aggregate consideration of $1,100,000. The following table summarizes the Company's digital asset holdings as of June 30, 2026:

	Quantity	Cost Basis	Fair Value	Cumulative Unrealized Loss
Ethereum	474.85	$2,000,000	$746,469	(1,253,531)
Bitcoin	15.66	1,100,000	918,031	(181,969)
Total digital assets	490.51	$3,100,000	$1,664,500	(1,435,500)

A summary of the movements in digital assets during the six-month period ended June 30, 2026, is presented below, disaggregated by each individual digital asset.

DIGITAL ASSET ROLLFORWARD
For the six months ended June 30, 2026
	Number of Units	Weighted Average Cost Per Unit ($)	Cost Basis ($)	Fair Value ($)	Unrealized Loss ($)
Ethereum (ETH)
Beginning Balance, January 1, 2026	474.85	4,212	2,000,000	1,411,084	(588,916)
Purchases	—	—	—	—	—
Sales / Transfers	—	—	—	—	—
Ending Balance, June 30, 2026	474.85	4,212	2,000,000	746,469	(1,253,531)

	Number of Units	Weighted Average Cost Per Unit ($)	Cost Basis ($)	Fair Value ($)	Unrealized Loss ($)
Bitcoin (BTC)
Beginning Balance, January 1, 2026	—	—	—	—	—
Purchases	15.66	70,259	1,100,000	918,031	(181,969)
Sales / Transfers	—	—	—	—	—
Ending Balance, June 30, 2026	15.66	70,259	1,100,000	918,031	(181,969)

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

The following table presents our revenue disaggregated by country for the three months ended June 30, 2026 and June 30, 2025:

Country	June 30, 2026	June 30, 2025
Albania	$41,383	19,771
Bulgaria	-	12,134
Croatia	-	13,771
Cyprus	19,234	35,031
Greece	18,316,956	14,243,627
SKOPJE North Macedonia	-	16,217
UAE	-	130,791
UK	608,803	-
USA	19,900	274,360
Total	$18,986,376	$14,745,702

The following table presents our revenue disaggregated by country for the six months ended June 30, 2026 and June 30, 2025:

Country	June 30, 2026	June 30, 2025
Albania	$74,478	56,102
Bulgaria	-	24,317
Croatia	-	16,864
Cyprus	56,031	87,593
Greece	35,653,322	27,564,022
SKOPJE North Macedonia	-	16,217
UAE	-	130,779
UK	1,130,438	-
USA	19,900	562,336
Total	$36,914,268	$28,458,230

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

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

B. Information about reportable segments

The table below presents information about the Company's reportable segments for the six and three-month periods ended June 30, 2026 and June 30, 2025. The accounting policies followed in the preparation of the reportable segments are the same with those followed in the preparation of the Company's condensed consolidated financial statements.

Six-month period ended June 30, 2026

	Wholesale	Pharma manufacturing	Nutraceuticals & Pharmaceuticals	Other	Total
Revenues	34,760,946	926,528	1,208,337	18,457	36,914,268
Cost of Sales	(32,836,400)	(175,788)	(1,007,802)	(1,445)	(34,021,435)
General and Administrative expenses	(446,733)	(302,911)	(798,960)	(1,222,968)	(2,771,572)
Salaries and wages	(1,058,498)	(947,226)	(590,792)	(656,399)	(3,252,914)
Sales and Marketing expenses	(5,968)	(2,169)	(73,658)	(35,783)	(117,578)
Net finance costs	(465,975)	-	16,829)	(484,033)	(933,179)
Segment profit / (loss)	(52,628)	(501,565)	(1,246,046)	(2,382,171)	(4,182,410)
Reconciling items:
Depreciation and amortization	(120,746)	(296,373)	(208,521)	(71,720)	(697,360)
Stock based compensation	-	-	-	(1,094,644)	(1,094,644)
Non-cash interest	-	-	-	(791,763)	(791,763)
Change in fair value of derivative liability	-	-	-	809,315	809,315
Gain/(Loss) on digital assets	-	-	-	(846,584)	(846,584)
Change in fair value of convertible notes	-	-	-	(2,144,894)	(2,144,894)
Other income (expense), net	(41,940)	225,559	(229,183)	101,958	56,395
Net profit/(loss) before Income Taxes	(215,314)	(572,378)	(1,683,750)	(6,420,503)	(8,891,945)

Six-month period ended June 30, 2025

	Wholesale	Pharma manufacturing	Nutraceuticals & Pharmaceuticals	Other	Total
Revenues	26,033,751	800,958	1,623,520	-	28,458,230
Cost of Sales	(24,386,605)	(138,384)	(719,627)	-	(25,244,617)
General and Administrative expenses	(322,885)	(305,947)	(541,941)	(638,782)	(1,809,555)
Salaries	(863,913	(725,844)	(665,518)	(653,187)	(2,908,462)
Sales and Marketing expenses	(855)	730	(48,275)	-	(49,861)
Research and Development costs	-	-	0	(90,266)	(90,266)
Net finance costs	(421,748)	-	120,692	(240,855)	(541,911)
Segment profit / (loss)	37,745	(369,948)	(231,149)	(1,623,090)	(2,186,442)
Reconciling items:
Depreciation and amortization	(71,720)	(103,556)	(207,428)	(291,597)	(674,301)
Stock based compensation	-	-	0	(1,159,632)	(1,159,632)
Foreign currency adjustments	168,432	-	278,855	171,061	618,348
Other income and expenses	17,279	(95,802)	(1,023)	(164,592)	(244,138)
Net profit/(loss) before Income Taxes	151,736	(569,306)	(160,745)	(3,067,850)	(3,646,165)

COSMOS HEALTH INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

Three-month period ended June 30, 2026

	Wholesale	Pharma manufacturing	Nutraceuticals & Pharmaceuticals	Other	Total
Revenues	17,868,051	688,329	412,024	17,972	18,986,376
Cost of Sales	(16,954,320)	(31,005)	(488,246)	(1,143)	(17,474,714)
General and Administrative expenses	(251,317)	(132,939)	(415,452)	(707,488)	(1,507,196)
Salaries	(578,629)	(511,701)	(436,733)	(328,194)	(1,855,257)
Sales and Marketing expenses	(5,905)	(1,445)	(61,376)	(29,500)	(98,226)
Net finance costs	(326,756)	-	(28,268)	(201,599)	(556,623)
Segment profit / (loss)	(248,876)	11,239	(1,018,051)	(1,249,952)	(2,505,640)
Reconciling items:
Depreciation and amortization expense	(62,226)	(146,972)	(103,925)	(36,057)	(349,180)
Stock based compensation	-	-	-	(558,858)	(558,858)
Non-cash interest expense	-	-	-	(401,413)	(401,413)
Change in fair value of derivative liability	-	-	-	577,347	577,347
Gain/(Loss) on digital assets	-	-	-	(404,145)	(404,145)
Change in fair value of convertible notes	-	-	-	(2,384,374)	(2,384,374)
Other income (expense), net	(40,200)	(107,896)	(10,047)	97,884	(60,259)
Net profit/(loss) before Income Taxes	(351,302)	(243,629)	(1,132,023)	(4,359,568)	(6,086,522)

Three-month period ended June 30, 2025

	Wholesale	Pharma manufacturing	Nutraceuticals & Pharmaceuticals	Other	Total
Revenues	13,529,190	532,401	684,111	-	14,745,702
Cost of Sales	(13,065,670)	(67,409)	(448,809)	-	(13,581,888)
General and Administrative expenses	(160,616)	(150,493)	(298,715)	(277,641)	(887,465)
Salaries	(485,319)	(362,174)	(368,018)	(652,932)	(1,868,443)
Sales and Marketing expenses	(139)	(302)	(21,264)	-	(21,705)
Research and Development costs	-	-	-	(74,636)	(74,636)
Net finance costs	(272,474)	-	67,199	(240,855)	(446,130)
Segment profit / (loss)	(455,028)	(47,978)	(385,496)	(1,246,064)	(2,134,565)
Reconciling items:
Depreciation and amortization	(18,841)	28,418	(107,621)	(255,819)	(353,863)
Stock based compensation	-	-	-	(603,020)	(603,020)
Foreign currency adjustments	109,004	-	168,912	164,607	442,523
Other income and expenses	(10,276)	(108,143)	(89,724)	29,001	(179,143)
Net profit/(loss) before Income Taxes	(375,141)	(127,702)	(413,929)	(1,911,296)	(2,828,068)

The following summary describes the operations of each reportable segment:

Reportable segments	Operations
Wholesale	Distribution and export of pharmaceutical products
Pharma manufacturing	Production of pharmaceutical products
Nutraceutical and pharmaceuticals	Trade of owned nutraceutical & pharmaceutical products

NOTE 20 – SUBSEQUENT EVENTS

During the subsequent period, the Company issued an aggregate of 20,480,014 shares of its common stock upon the partial conversion of the Company’s August 2025 Convertible Promissory Note (the “August 2025 Note”). The conversions satisfied total obligations of $3,688,025, consisting of $3,400,000 of outstanding principal and accrued interest, in accordance with the conversion terms of the August 2025 Note. Following these conversions, $82,500 of principal remains outstanding under the August 2025 Note. The conversions were completed pursuant to the provisions of the respective note agreement.

During the subsequent period, the Company repurchased an additional 2,462,000 shares of its common stock in the open market at a weighted average price of approximately $0.25 per share. Following these repurchases, the Company has repurchased an aggregate of 5,112,000 shares for approximately $1.11 million under its previously announced $5.0 million share repurchase program. The program expires on December 31, 2026, and the Company may continue to repurchase shares from time to time, subject to market conditions and applicable securities laws and regulations.

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

Available Information

The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2025 (“Form 10-K”) and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

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

Results of Operations

Revenue and net loss

For the three months ended June 30, 2026, the Company reported revenue of $18,986,376 and a net loss of $ 6,086,522, compared to revenue of $14,745,702 and a net loss of $2,828,068 for the corresponding period in 2025.

For the six months ended June 30, 2026, the Company reported revenue of $36,914,268 and a net loss of $8,891,945, compared to revenue of $28,458,230 and a net loss of $3,646,165 for the corresponding period in 2025.

Revenue for the three months ended June 30, 2026 increased by approximately 28.8% compared to the same period in 2025. For the six months ended June 30, 2026, revenue increased by approximately 29.7% compared to the same period in 2025, primarily driven by higher sales generated by our wholly owned subsidiaries, Decahedron Ltd, Cosmofarm S.A., and Cana S.A. Decahedron Ltd, our U.K. wholesale subsidiary, nearly doubled its revenue compared to the same period in 2025, driven by increased sales of the Company's nutraceutical and pharmaceutical products. Cana, our pharmaceutical manufacturing subsidiary, further expanded its contract manufacturing agreements and renewed existing customer relationships, resulting in a material increase in revenue. Additionally, our wholesale subsidiary, Cosmofarm S.A., was the key contributor to revenue growth, having expanded its client portfolio by adding more than 75 new pharmacies during the period, reflecting continued momentum across its growing customer base in nutraceutical and pharmaceutical distribution.

Our other operating subsidiary, SkyPharm SA continued to expand the distribution of its proprietary nutraceutical brand, Sky Premium Life ("SPL"), in the United Arab Emirates, Cyprus, and Greece, achieving strong growth across export channels. However, its revenue growth was partially impacted by revenue reversals related to Medihelm, as discussed in Note 2, Revenue Recognition. Due to the limited collectability history with this customer, the Company recorded revenue reversals for amounts not collected during the period in accordance with the variable consideration constraint under ASC 606. As a result, reported SkyPharm revenue for the three and six months ended June 30, 2026 reflects the impact of these reversals. To provide additional transparency regarding the underlying performance of the business, the Company has included a supplemental table at the end of the revenue and gross profit analysis presenting revenue and gross profit excluding the impact of these reversals.

Net loss for the three months ended June 30, 2026 increased by approximately 115.2% (or $3,258,454) compared to the same period in 2025. For the six months ended June 30, 2026, net loss increased by approximately 143.9% (or $5,245,780) compared to the same period in 2025. The wider loss in both periods reflects several non-cash items recognized during the three months ended June 30, 2026, including a $401,413 non-cash interest expense on convertible notes, a $404,145 loss on digital assets, and a $2,384,374 charge from the change in fair value of convertible notes, partially offset by a $577,347 gain from the change in fair value of the derivative liability.

Cost of Goods Sold

For the three months ended June 30, 2026 and 2025, the Company reported cost of goods sold ("COGS") of $17,474,714 and $13,581,888, respectively, representing an increase of $3,892,826, or approximately 28.7%. For the six months ended June 30, 2026 and 2025, COGS was $34,021,435 and $25,244,617, respectively, representing an increase of $8,776,818, or approximately 34.8%. The increase in COGS was primarily attributable to higher sales volumes across the Company's wholesale, manufacturing, and proprietary nutraceutical businesses, particularly at Cosmofarm S.A., Decahedron Ltd, and CANA S.A. The increase in COGS generally reflects the higher level of business activity during the period and changes in product mix.

Gross Profit

For the three months ended June 30, 2026, the Company reported gross profit of $1,511,662, an increase of approximately 29.9% compared to $1,163,814 for the same period in 2025. Gross margin was approximately 8.0% for the three months ended June 30, 2026, compared to approximately 7.9% for the same period in 2025.

For the six months ended June 30, 2026, gross profit was $2,892,833, a decrease of approximately 10.0% compared to $3,213,613 for the same period in 2025. Gross margin was approximately 7.8% for the six months ended June 30, 2026, compared to approximately 11.3% for the same period in 2025. The decrease in gross profit and gross margin for the six-month period was primarily attributable to the revenue reversal recognized in connection with Medihelm, as discussed in Note 2, Revenue Recognition. Because the related cost of goods sold had previously been recognized, the revenue reversal reduced gross profit and gross margin for the period. Excluding the impact of this accounting adjustment, the Company's underlying gross profit and gross margin would have been higher, as reflected in the supplemental information below.

Supplemental Impact of Medihelm Revenue Reversal (Unaudited) - (6 Months)

(USD)	As Reported	Impact of Revenue Reversal	Excluding Revenue Reversal
Revenue	36,914,268	802,528	37,716,796
Cost of goods sold	34,021,435	—	34,021,435
Gross profit	2,892,833	802,528	3,695,361
Gross margin	7.8%	—	9.8%

Operating Expenses

For the three months ended June 30, 2026, total operating expenses were $4,437,269, an increase of $628,136 (approximately 16.5%) compared to $3,809,133 for the same period in 2025. For the six months ended June 30, 2026, total operating expenses were $8,002,619, an increase of $1,310,542 (approximately 19.6%) compared to $6,692,077 for the same period in 2025.

Breakdown of principal expense categories:

•

General and Administrative Expenses increased by approximately 38.6% to $2,066,053 for the three months ended June 30, 2026, compared to $1,490,485 in the prior year period. For the six months ended June 30, 2026, General and Administrative Expenses increased by approximately 30.2% to $3,866,215, compared to $2,969,187 for the same period in 2025. The increase was primarily attributable to higher audit and review fees, increased investor relations expenses incurred by Cosmos Health Inc., the parent company, and higher administrative costs at Decahedron Ltd. associated with the expansion of its operations.

•

Salaries and Wages decreased by approximately 0.7% to $1,855,257 for the three months ended June 30, 2026, compared to $1,868,443 in the prior year period. For the six months ended June 30, 2026, Salaries and Wages increased by approximately 11.8% to $3,252,914, compared to $2,908,462 for the same period in 2025. The change was primarily due to normal fluctuations in payroll costs, as overall headcount and salary levels remained substantially consistent with the prior year period.

•

Sales and Marketing Expenses increased to $98,226 for the three months ended June 30, 2026, compared to $21,706 for the same period in 2025, an increase of approximately 352.5%. For the six months ended June 30, 2026, Sales and Marketing Expenses increased to $117,578, compared to $49,861 for the same period in 2025, an increase of approximately 135.8%. The increase was primarily attributable to higher advertising and promotional expenses incurred by SkyPharm S.A. to support the marketing of its proprietary nutraceutical brands, including increased radio and television advertising costs, as well as certain corporate marketing expenses incurred by Cosmos Health Inc., the parent company.

•

Research and Development Costs were $68,552 for the three months ended June 30, 2026, compared to $74,637 in the same period in 2025. For the six months ended June 30, 2026, Research and Development Costs were $68,552, compared to $90,266 in the same period in 2025. R&D costs include costs incurred under agreements with third-party contract research organizations, contract manufacturing organizations and other third parties, as well as other costs associated with the Company's R&D programs.

•

Depreciation and Amortization decreased by approximately 1.3% to $349,181 for the three months ended June 30, 2026, compared to $353,862 in the prior year period. For the six months ended June 30, 2026, Depreciation and Amortization increased by approximately 3.4% to $697,360, compared to $674,301 for the same period in 2025. The changes were primarily due to normal fluctuations in depreciation and amortization expense, as the Company did not have significant additions or disposals of depreciable or amortizable assets during the period. Overall, depreciation and amortization remained substantially consistent with the prior year period.

Other Income (Expense)

Total other income (expense), net, was a loss of $3,160,915 for the three months ended June 30, 2026, compared to a loss of $182,749 for the three months ended June 30, 2025. For the six months ended June 30, 2026, total other income (expense), net, was a loss of $3,782,159, compared to a loss of $167,701 for the same period in 2025. The wider loss in both periods is primarily explained by the non-cash items discussed above, as follows:

•

Non-cash Interest Expense amounted to $401,413 for the three months ended June 30, 2026, compared to $163,103 for the same period in 2025, representing an increase of $238,310, or approximately 146.1%. For the six months ended June 30, 2026, non-cash Interest Expense amounted to $791,763, compared to $163,103 for the same period in 2025, representing an increase of $628,660, or approximately 385.4%. The increase was primarily attributable to higher amortization of debt discounts associated with the Company's August 2025 convertible note.

•

Other Income (Expense), Net was income of $37,980 for the three months ended June 30, 2026, compared to an expense of $42,190 for the same period in 2025, representing an improvement of $80,170. For the six months ended June 30, 2026, Other Income (Expense), Net was income of $479,042, compared to an expense of $110,327 for the same period in 2025, representing an improvement of $589,369. The improvement was primarily attributable to the recognition of income related to the write-off of a Greek tax liability of Cana S.A., as well as a gain of approximately $100,000 resulting from the receipt of advances related to a building project in Canada that had previously been written off as uncollectible.

•

Change in Fair Value of Convertible Notes resulted in a loss of $2,384,374 for the three months ended June 30, 2026, compared to a loss of $139,592 for the same period in 2025, representing an increase in expense of $2,244,782, or approximately 1,607.0%. For the six months ended June 30, 2026, the Company recorded a loss of $2,144,894, compared to a loss of $139,592 for the same period in 2025, representing an increase in expense of $2,005,302, or approximately 1,436.4%. The increase was primarily attributable to changes in the fair value of the Company's convertible note obligations, which are remeasured at fair value each reporting period.

•

Change in Fair Value of Derivative Liabilities resulted in a gain of $577,347 for the three months ended June 30, 2026, compared to $nil for the same period in 2025. For the six months ended June 30, 2026, the Company recorded a gain of $809,315, compared to $nil for the same period in 2025. The gains reflect fair value adjustments related to embedded derivatives arising from the ATW convertible note agreement entered into in August 2025.

•

Loss on Digital Assets amounted to $404,145 for the three months ended June 30, 2026, compared to $nil for the same period in 2025. For the six months ended June 30, 2026, Loss on Digital Assets amounted to $846,584, compared to $nil for the same period in 2025. The losses resulted from the remeasurement of the Company's digital asset holdings based on changes in fair value during the period and the majority of the loss is attributable to the Company’s ETH holdings (refer to Note 17).

55

•

Gain on Equity Investments was $3,650 for the three months ended June 30, 2026, compared to $2,639 for the same period in 2025, representing an increase of $1,011, or approximately 38.3%. For the six months ended June 30, 2026, the Company recorded a loss of $7,602, compared to a gain of $5,781 for the same period in 2025, representing a decrease of $13,383. These amounts reflect realized and unrealized changes in the fair value of equity investments.

•

Interest Expense increased to $602,364 for the three months ended June 30, 2026, compared to $388,814 for the same period in 2025, representing an increase of $213,550, or approximately 54.9%. For the six months ended June 30, 2026, Interest Expense increased to $1,025,593, compared to $575,921 for the same period in 2025, representing an increase of $449,672, or approximately 78.1%. The increase was primarily attributable to higher interest costs associated with the Company's financing arrangements, including convertible notes. The increase was mainly driven by interest expense related to the Company's August 2025 Convertible Note, which was issued during the third quarter of 2025 and therefore did not generate any interest expense during the three and six months ended June 30, 2025. Interest expense associated with this note increased the Company's overall borrowing costs during the three and six months ended June 30, 2026.

•

Interest Income was $45,741 for the three months ended June 30, 2026, compared to $105,787 for the same period in 2025, representing a decrease of $60,046, or approximately 56.8%. For the six months ended June 30, 2026, Interest Income was $92,414, compared to $197,113 for the same period in 2025, representing a decrease of $104,699, or approximately 53.1%. The decrease in Interest Income was primarily driven by the continued impact of the DocPharma S.A. note receivable write-off recognized in the prior year. As the related interest income from this note is no longer recognized, the reduction in interest income continued to affect the three and six months ended June 30, 2026 periods compared to the same periods in 2025.

•

Foreign Currency Transaction Loss, Net was $33,336 for the three months ended June 30, 2026, compared to a gain of $442,524 for the same period in 2025, representing an unfavorable change of $475,860. For the six months ended June 30, 2026, Foreign Currency Transaction Loss, Net was $346,493, compared to a gain of $618,348 for the same period in 2025, representing an unfavorable change of $964,841. The change primarily reflects fluctuations in foreign exchange rates affecting USD- and GBP-denominated balances held by entities with EUR functional currencies.

The overall decline in other income (expense) results primarily from the introduction of non-cash valuation and fair value remeasurement items which did not exist in the prior year period (including the $2,384,374 charge from the change in fair value of convertible notes), together with higher interest expense, partially offset by the $577,347 gain on the change in fair value of the derivative liability noted above.

Foreign Currency Translation Adjustment

For the three months ended June 30, 2026, the Company recognized a foreign currency translation loss of $56,360, compared to a gain of $1,562,470 for the same period in 2025. For the six months ended June 30, 2026, the Company recognized a foreign currency translation loss of $351,421, compared to a gain of $2,593,738 for the same period in 2025.

The translation losses during the three and six months ended June 30, 2026 primarily reflected fluctuations in foreign currency exchange rates, including changes in the relative value of the U.S. dollar against the euro, which impacted the USD-translated carrying values of the Company's European subsidiaries. The prior-year translation gains reflected the opposite impact of exchange rate movements, as changes in the euro-to-U.S. dollar exchange rate increased the USD value of the Company's foreign operations upon translation.

Period-to-period fluctuations in foreign currency translation gains and losses are driven by changes in period-end exchange rates, the relative strength of the U.S. dollar, and the composition of foreign-currency-denominated assets and liabilities across the Group, highlighting the Company's ongoing exposure to currency translation risk.

Liquidity and Capital Resources

As of June 30, 2026 compared with December 31, 2025

As of June 30, 2026, the Company held total cash and restricted cash of $2,445,168, compared to $3,459,893 at December 31, 2025, reflecting net cash outflows during the six-month period ended June 30, 2026, primarily from operating and investing activities. Of the June 30, 2026 balance, $644,219 represents restricted cash specifically earmarked for the purchase of certain crypto assets in accordance with the convertible note agreement signed on August 5, 2025, with the remaining $1,800,949 representing unrestricted cash and cash equivalents.

Cash Flows from Operating Activities

Cash flows used in operating activities amounted to $2,785,320 for the six months ended June 30, 2026, compared to $1,396,236 for the same period in 2025. The outflow was driven primarily by the consolidated net loss of $8,891,945, partially offset by non-cash adjustments including stock-based compensation of $1,094,644, depreciation and amortization of $694,053, non-cash financing expense of $850,110, loss from the change in fair value of convertible notes of $2,144,894 and a loss on digital assets of $846,584, partially offset by gains on the change in fair value of derivative liabilities of $809,315. Working capital movements had a mixed impact, with an increase in other current liabilities providing a partial offset to the net loss, while an increase in accounts receivable, a decrease in accounts payable and accrued expenses, and increases in related party prepayments represented additional cash outflows.

Cash Flows from Investing Activities

Investing activities during the six months ended June 30, 2026, resulted in a net cash outflow of $594,358, primarily driven by the purchase of $1,100,000 in digital assets, partially offset by the return of $599,714 in advances previously made for a property acquisition. Expenditure on property and equipment and intangible assets were minimal during the period. Net cash provided by investing activities in the same period in 2025 was $64,751, with the variance driven almost entirely by the digital asset purchase, which had no equivalent in the prior year period.

Cash Flows from Financing Activities

Financing activities generated net cash inflows of $2,136,372 for the six months ended June 30, 2026, compared to $2,165,227 for the same period in 2025. The Company actively managed its lines of credit during the period, drawing $17,045,999 and repaying $17,232,393, reflecting ongoing oversight of short-term debt facilities. Proceeds from the issuance of common stock totaling $2,941,760 were related to sales conducted pursuant to the Company's at-the-market (ATM) equity program. Additionally, the Company received proceeds of $516,000 from the issuance of convertible notes entered into during April 2026. Financing cash outflows included payments of financing fees of $129,253, repayments of notes payable of $488,859, payments of finance lease liabilities of $3,885, and the repurchase of treasury stock totaling $512,997. No proceeds were received from new note payables or related party loans during the period.

In summary, for the six months ended June 30, 2026, total cash and restricted cash decreased by $1,014,725, from $3,459,893 at December 31, 2025 to $2,445,168 at June 30, 2026, primarily reflecting net cash outflows from operating and investing activities, partially offset by financing inflows. Operating activities used $2,785,320 of cash, while investing activities resulted in a net outflow of $594,358, primarily due to the acquisition of digital assets, partially offset by the return of advances previously made for a property acquisition. Financing activities generated net cash inflows of $2,136,372, supported by ATM equity issuances, convertible note proceeds, and active management of the Company’s short-term debt facilities.

Going Concern

The Company's unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which contemplates the continuation of the Company as a going concern. For the six-month period ended June 30, 2026, the Company generated revenue of $36,914,268, incurred a net loss of $8,891,945, and used $2,785,320 of net cash in operating activities. As of June 30, 2026, the Company had cash and cash equivalents of $1,800,949 and restricted cash of $644,219, compared to $715,674 and $2,744,219 as of December 31, 2025. The Company also had positive working capital of $1,825,987, an accumulated deficit of $142,059,218, and stockholders' equity of $20,674,483.

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

Management has evaluated these factors and its ability to meet obligations due within the next 12 months. Its plans include expanding the portfolio of brand name and private label products, launching new distribution channels, and increasing sales from recently secured agreements, such as the exclusive distribution of Sky Premium Life products in the United Arab Emirates (“UAE”). Significant purchase orders have already been received under this agreement and are expected to contribute to operating cash inflows in the near term. Moreover, the Company is planning to expand the customer base of its subsidiary, Cosmofarm S.A., which is expected to substantially increase its wholesale revenue stream. In addition, the Company’s manufacturing subsidiary, CANA S.A., which is already demonstrating improved revenue and gross profit, is planning to strengthen its existing contract manufacturing agreements and secure new ones.

From a financing perspective, during the three-month period ended June 30, 2026, the Company raised capital through its At-the-Market (“ATM”) program, generating gross proceeds of approximately $2,941,760, which enhanced its liquidity position. In addition, on August 5, 2025, the Company entered into a Securities Purchase Agreement for the issuance of up to $300 million of senior secured convertible promissory notes, with an initial $8 million closing completed on August 6, 2025, and potential additional tranches subject to certain conditions; this agreement remains in effect. The Company may also enter into new convertible financing arrangements and intends to continue and potentially expand its ATM program to support future liquidity needs.

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

During the three-month period ended June 30, 2026, we continued to execute on the core elements of our “Growth Strategy”, which remains as follows:

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

Off Balance Sheet Arrangements

As of June 30, 2026, there were no off-balance sheet arrangements.

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

Updated share information

As of June 30, 2026, we had 83,407,714 shares of our common stock issued and 80,671,717 shares outstanding. In addition, there were 34,209,667 common shares issuable upon the conversion of our outstanding convertible notes and the exercise of our outstanding warrants.

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

Audit Committee

We have a separately designated standing audit committee, which is appointed by the Board of Directors of Cosmos Health Inc. On April 28, 2022, Dr. Anastasios Aslidis was elected to serve on the Board of Directors and was appointed as chair of the Audit Committee. Our three independent directors, Anastasios Aslidis, John Hoidas and Demetrios Demetriades serve on the Audit Committee. The primary function of the committee is to assist the Board of Directors in overseeing (1) the financial reporting and accounting processes of the Company, and (2) the financial statements audits of the Company. The Committee also prepares a written report to be included in the annual proxy statement of the Company pursuant to the applicable rules and regulations of the “SEC”. In furtherance of these purposes, the Committee shall maintain direct communication among the Company’s independent auditors and the Board of Directors. The independent auditors and any other registered public accounting firm engaged in preparing or issuing an audit report or performing other audit review or attest services for the Company shall report directly to the Committee and are ultimately accountable to the Committee and the Board of Directors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. Previously reported on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the six months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Cosmos Health Inc.

Date: August 18, 2026	By:	/s/ Grigorios Siokas
Grigorios Siokas
Chief Executive Officer
(Principal Executive Officer)

Date: August 18, 2026	By:	/s/ Georgios Terzis
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

